Form 10-Q
period 2000-06-30
MOBILITY ELECTRONICS INC
filed 2000-08-14
CIK 1075656

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to _________________

                         Commission file number: 0-30907
                                                 -------

                           MOBILITY ELECTRONICS, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                            86-0843914
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                             7955 EAST REDFIELD ROAD
                            SCOTTSDALE, ARIZONA 85260
                                 (480) 596-0061
          (Address and telephone number of principal executive offices)

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [ ] NO [X]

     At July 31, 2000, there were 12,085,834 shares of the Registrant's Common Stock outstanding.

                           MOBILITY ELECTRONICS, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                                   PAGE NO.
                                                                                   --------
PART I:  FINANCIAL INFORMATION
          Item 1. Financial Statements

                  Condensed Consolidated Balance Sheets
                     as of June 30, 2000 and December 31, 1999                        3

                  Condensed Consolidated Statements of Operations
                     for the Three and Six Months Ended June 30, 2000 and 1999        4

                  Condensed Consolidated Statements of Cash Flows
                     for the Six Months Ended June 30, 2000 and 1999                  5

                  Notes to Condensed Consolidated Financial Statements                6

          Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                             10

          Item 3. Quantitative and Qualitative Disclosures About Market Risk         15


PART II: OTHER INFORMATION

          Item 1. Legal Proceedings                                                  15

          Item 2. Changes in Securities and Use of Proceeds                          15

          Item 3. Defaults Upon Senior Securities                                    16

          Item 4. Submission of Matters to a Vote of Security Holders                16

          Item 5. Other Information                                                  16

          Item 6. Exhibits and Reports on Form 8-K                                   16


SIGNATURE                                                                            18


INDEX TO EXHIBITS                                                                    19

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                     June 30,        December 31,
                                                                       2000               1999
                                                                  -------------      -------------
                                                                   (unaudited)
                               ASSETS
Current assets:
      Cash and cash equivalents                                   $   1,701,652      $   4,792,313
      Accounts receivable, net                                        6,916,976          2,992,014
      IPO proceeds receivable                                        44,640,000                 --
      Inventories                                                     2,121,569          1,554,016
      Prepaid expenses and other current assets                         826,845            682,728
                                                                  -------------      -------------
                 Total current assets                                56,207,042         10,021,071
                                                                  -------------      -------------
      Property and equipment, net                                     1,906,534          1,916,891
      Other assets, net                                               2,438,208          2,961,375
                                                                  -------------      -------------
                 Total assets                                     $  60,551,784      $  14,899,337
                                                                  =============      =============

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Lines of credit                                             $   2,794,472      $          --
      Accounts payable                                                3,238,275          2,298,946
      Accrued expenses and other current liabilities                  2,592,829          1,109,771
      Notes payable                                                   2,685,042                 --
      Current installments of long-term debt                             71,490            993,138
      Current installments of capital lease obligations                  57,793            136,326
                                                                  -------------      -------------
                 Total current liabilities                           11,439,901          4,538,181
                                                                  -------------      -------------

      Lines of credit                                                        --          2,728,538
      Long-term debt, less current installments                       3,401,250          5,285,750
      Capital lease obligations, less current installments               13,569             36,636
                                                                  -------------      -------------
                 Total liabilities                                   14,854,720         12,589,105
                                                                  -------------      -------------
Stockholders' equity:
      Convertible preferred stock - Series C, $.01 par value;
           authorized 15,000,000 shares; 2,477,808 and
           2,399,102 shares issued and outstanding at
           June 30, 2000 and December 31, 1999,
           respectively                                                  24,478             23,991
      Common stock, $.01 par value; authorized 90,000,000
           shares; 11,363,714 and 5,978,679 shares issued
           and outstanding at June 30, 2000 and December
           31, 1999, respectively                                       113,637             59,787
      Additional paid-in capital                                    101,759,113         51,719,778
      Accumulated deficit                                           (52,724,255)       (46,659,488)
      Stock subscription and deferred compensation                   (3,475,909)        (2,833,836)
                                                                  -------------      -------------
                 Total stockholders' equity                          45,697,064          2,310,232
                                                                  -------------      -------------
                 Total liabilities and stockholders' equity       $  60,551,784      $  14,899,337
                                                                  =============      =============


     See accompanying notes to condensed consolidated financial statements.

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                          Three months ended                  Six months ended
                                                               June 30,                           June 30,
                                                    ------------------------------      ------------------------------
                                                        2000              1999              2000              1999
                                                    ------------      ------------      ------------      ------------
Net sales                                           $  6,289,680      $  3,560,417      $ 11,291,685      $  6,788,201
Cost of sales                                          4,822,047         3,464,119         8,429,333         6,258,994
                                                    ------------      ------------      ------------      ------------
     Gross profit                                      1,467,633            96,298         2,862,352           529,207
                                                    ------------      ------------      ------------      ------------

Operating expenses:
     Sales and marketing                               1,838,918         1,219,599         2,983,219         2,773,766
     Research and development                            927,549         1,117,221         1,878,206         2,189,705
     General and administrative                          927,816           687,277         1,875,269         1,516,374
     Non-cash compensation                               350,900           350,750           658,827           350,750
                                                    ------------      ------------      ------------      ------------
         Total operating expenses                      4,045,183         3,374,847         7,395,521         6,830,595
                                                    ------------      ------------      ------------      ------------
         Loss from operations                         (2,577,550)       (3,278,549)       (4,533,169)       (6,301,388)

Other income (expense):
     Interest expense                                   (685,648)       (2,928,591)       (1,672,382)       (3,570,786)
     Interest income                                      80,695            20,352           138,494            34,985
     Other, net                                               80               126             2,290               598
                                                    ------------      ------------      ------------      ------------
         Loss before provision for income taxes       (3,182,423)       (6,186,662)       (6,064,767)       (9,836,591)
Provision for income taxes                                    --                --                --                --
                                                    ------------      ------------      ------------      ------------
         Net loss                                     (3,182,423)       (6,186,662)       (6,064,767)       (9,836,591)
Beneficial conversion costs of preferred stock                --                --           (48,663)               --
                                                    ------------      ------------      ------------      ------------
Net loss attributable to common stockholders        $ (3,182,423)     $ (6,186,662)     $ (6,113,430)     $ (9,836,591)
                                                    ============      ============      ============      ============

Net loss per share:
     Basic and diluted                              $      (0.46)     $      (1.33)     $      (0.93)     $      (2.14)
                                                    ============      ============      ============      ============

Weighted average common shares outstanding:
     Basic and diluted                                 6,869,711         4,644,932         6,596,966         4,605,912
                                                    ============      ============      ============      ============


     See accompanying notes to condensed consolidated financial statements.

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                     Six months ended
                                                                                         June 30,
                                                                               ------------------------------
                                                                                   2000              1999
                                                                               ------------      ------------
Cash flows from operating activities:
      Net loss                                                                 $ (6,064,767)     $ (9,836,591)
      Adjustments to reconcile net loss to net cash used
           in operating activities:
           Provision for accounts receivable                                         60,000            60,000
           Provision for obsolete inventory                                           5,000            30,000
           Depreciation and amortization                                            359,073           740,753
           Amortization on deferred loan costs                                    1,106,650         2,920,537
           Amortization on deferred compensation                                    658,827            42,750
           Changes in operating assets and liabilities:
              Accounts receivable                                                (3,984,962)         (990,847)
              Inventories                                                          (572,554)        1,179,816
              Prepaid expenses and other assets                                    (767,671)          197,476
              Accounts payable                                                      939,329        (1,125,460)
              Accrued expenses and other current liabilities                        570,836          (286,556)
                                                                               ------------      ------------
                Net cash used in operating activities                            (7,690,239)       (7,068,122)
                                                                               ------------      ------------

Cash flows from investing activities:
      Purchase of property and equipment                                           (291,794)         (718,034)
                                                                               ------------      ------------
                Net cash used in investing activities                              (291,794)         (718,034)
                                                                               ------------      ------------

Cash flows from financing activities:
      Cash received from issuance of notes payable                                       --         3,500,000
      Cash received from lines of credit                                             65,933                --
      Repayment of note payable                                                    (166,667)               --
      Repayment of long-term debt and capital lease obligations                    (216,080)         (108,995)
      Net proceeds from issuance of common stock                                         --         1,845,187
      Net proceeds from issuance of preferred stock                               4,996,148         1,980,129
      Proceeds from exercise of warrants                                            212,038           173,878
                                                                               ------------      ------------
                Net cash provided by financing activities                         4,891,372         7,390,199
                                                                               ------------      ------------
      Effects of exchange rates on cash and cash equivalents                             --            12,414
                Net decrease in cash and cash equivalents                        (3,090,661)         (383,543)
Cash and cash equivalents, beginning of period                                    4,792,313         2,432,703
                                                                               ------------      ------------
Cash and cash equivalents, end of period                                       $  1,701,652      $  2,049,160
                                                                               ============      ============

Supplemental cash flow information:
      Interest paid                                                            $    563,103      $    655,251
                                                                               ============      ============

Noncash investing and financing activities:
      Warrants issued in connection with the execution of debt instruments     $    365,328      $  4,275,657
                                                                               ============      ============
      Warrants issued in connection with the extension of notes payable        $    213,043      $         --
                                                                               ============      ============
      Accrued interest refinanced with extension of notes payable              $    160,042      $         --
                                                                               ============      ============
      Conversion of bridge loans to 278,125 shares of common stock             $         --      $  2,225,000
                                                                               ============      ============
      Issuance of 166,666 shares of Series C preferred stock for settlement
          of accounts payable and inventory purchases                          $         --      $  1,000,000
                                                                               ============      ============
      Issuance of 38,500 shares of common stock as settlement for
          contingent purchase price                                            $         --      $    308,000
                                                                               ============      ============
      Options issued for services                                              $         --      $     67,443
                                                                               ============      ============
      Stock subscription receivable                                            $  1,200,000      $         --
                                                                               ============      ============
      IPO proceeds receivable                                                  $ 44,640,000      $         --
                                                                               ============      ============


     See accompanying notes to condensed consolidated financial statements.

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements include the accounts of Mobility Electronics, Inc. ("Mobility" or the "Company") formerly known as Electronics Accessory Specialists International, Inc. and its wholly owned subsidiary, Mobility Electronics, L.L.C., including its three operating subsidiaries, up to October 1999, being the month of the sale of the subsidiary. All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

         The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles, pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the accompanying condensed consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 1999 included in our Registration Statement on Form S-1 as amended, filed with the SEC. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of results to be expected for the full year or any other period.


2. INITIAL PUBLIC OFFERING

         On June 30, 2000, the Company's registration statement on Form S-1 registering its initial public offering ("IPO") of 4,000,000 shares of common stock became effective. At the offering price of $12.00 per share, the Company will receive proceeds of approximately $44.6 million from the IPO, net of underwriting discounts and commissions of approximately $3.4 million. Additional offering expenses incurred or estimated include legal, accounting and printing expenses of approximately $1.2 million, director and officers liability insurance of $160,300, SEC and NASDAQ registration and filing fees of $140,855 and miscellaneous expenses of $42,700. The net cash proceeds to the Company after the payment of the estimated total offering expenses of $4.9 million is estimated to be approximately $43.1 million. As part of the IPO, the Company granted the underwriters a 30-day option from the effective date of the IPO to purchase up to 600,000 additional shares of common stock to cover over-allotments, if any. On July 28, 2000, the underwriters exercised their 30-day option in full and purchased 600,000 additional shares of common stock, resulting in additional IPO proceeds due to the Company of approximately $6.7 million, net of underwriting discounts and commissions of $504,000. Including the underwriters' over-allotment option, the expected net cash proceeds to the Company after deducting the estimated total offering expenses of $5.4 million is estimated to be approximately $49.8 million.


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   (a) Revenue Recognition

         Revenue from product sales is recognized upon shipment and transfer of ownership from the Company or contract manufacturer to the customer. Provisions for returns and credits are provided for in the same period the related sales are recorded.

   (b) Segment Reporting

         The Company has only one operating business segment, the sale of peripheral computer equipment.

   (c) Recent Accounting Pronouncements

         During December 1999, the SEC released Staff Accounting Bulletin No. 101 (SAB No. 101), "Revenue Recognition in Financial Statements". SAB 101 summarizes the SEC staff's view in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC staff issued SAB 101A to delay certain transition provisions of SAB 101. SAB 101A deferred the effective date for registrants with a fiscal year beginning between December 16, 1999 and March 15, 2000. Those registrants may report a change in accounting principle no later than their second fiscal quarter of the fiscal year beginning after December 15, 1999. In periods subsequent to transition, registrants should disclose

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

the amount of revenue (if material to income before income taxes) recognized in those periods that was included in the cumulative effect adjustment. The adoption of SAB 101 did not have a material impact on our revenues or revenue recognition policies.

         In March 2000, the Financial Accounting Standards Board issued Interpretation Number 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB No. 25". The Interpretation clarifies the application of Opinion 25 in certain situations, as defined. The Interpretation is effective July 1, 2000 but covers certain events having occurred after December 15, 1998. To the extent that events covered by this Interpretation occur during the period after December 15, 1998 but before the issuance of the Interpretation, the effects of applying this Interpretation would be recognized on a prospective basis from the effective date. Accordingly, upon initial application of the Interpretation, no adjustment would be made to financial statements for the periods before the effective date and no expense would be recognized for any additional compensation cost measured that is attributed to periods before the effective date. The Company expects that the adoption of this Interpretation will not have a material impact on the accompanying condensed consolidated financial statements.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133: "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which established accounting and reporting standards for all derivative instruments and hedging activities. SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities in the balance sheet at fair value. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" (SFAS No. 137), which defers the effective date of SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 in Fiscal 2002. SFAS No. 133 is not expected to have a material impact on the Company's result of operations or financial position.


4. STOCKHOLDERS' EQUITY

   (a) Preferred Stock

     On March 6, 2000, the Company signed a Strategic Partner Agreement with Cybex Computer Products Corporation ("Cybex"). The Company and Cybex have agreed to license certain technology to each other and the Company has agreed to sell certain of its products to Cybex on a private label basis. In conjunction with this agreement, the Company sold Cybex 500,000 shares of $.01 par value Series D preferred stock for $5,000,000, or $10.00 per share. On June 30, 2000, the first trading date of the Company's initial public offering, the shares of Series D preferred stock converted automatically into 438,595 shares of common stock at a conversion rate of 1-to-0.87719 ($10.00 divided by 95% of the $12.00 initial public offering price per share of common stock).

         During January 2000, the Company completed a private placement and issued 48,706 shares of Series C preferred stock at $6.00 per share for total gross proceeds of $292,236. In conjunction with this private placement, the Company issued a warrant for each share of Series C preferred stock to purchase one additional share of common stock. The total warrants issued of 48,706 are exercisable at $.02 per common stock share and expire October 1, 2002.

         At the date of issuance of the Series C preferred stock, a non-cash beneficial conversion adjustment of $48,663, which represents a 17% discount to the fair market value of the common stock at the date of issuance, has been recorded in the 2000 consolidated financial statements as an increase and decrease to additional paid-in capital.

         The Series C preferred stock is convertible into shares of common stock. The rate of conversion is 1-to-0.68995 as of June 30, 2000. The initial conversion rate was 1-for-1, but is subject to change if certain events occur. Generally, the conversion rate will be adjusted if the Company issues any non-cash dividends on outstanding securities, splits its securities or otherwise effects a change to the number of its outstanding securities. The conversion rate will also be adjusted if the Company issues additional securities at a price that is less than the price that the Series C preferred stockholders paid for their shares. Such adjustments will be made according to certain formulas that are designed to prevent dilution of the Series C preferred stock. The Series C preferred stock can be converted at any time at the option of the holder, and will convert automatically, immediately prior to the consummation of a firm commitment public offering of common stock pursuant to a

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


registration statement filed with the Securities and Exchange Commission having a per share price equal to or greater than $24.00 per share and a total gross offering amount of not less than $15,000,000.

         The Company may not pay any cash dividends on its common stock while any Series C preferred stock remain outstanding without the consent of the Series C preferred stockholders. Holders of Series C preferred stock are entitled to vote on all matters submitted for a vote of the holders of common stock. Holders will be entitled to one vote for each share of common stock into which one share of Series C preferred stock could then be converted. In the event of liquidation or dissolution, the holders of Series C preferred stock will be entitled to receive the amount they paid for their stock, plus accrued and unpaid dividends out of the Company's assets legally available for such payments prior to the time other holders of securities junior to the Series C preferred stock will be entitled to any payments.

   (b) Common Stock

         On March 10, 2000, the Company's Board of Directors authorized, and on March 31, 2000 the Company's stockholders approved, a 1-for-2 reverse stock split, and post-split adjustment of the number of authorized shares of common stock to 90,000,000 shares. All share information included in the accompanying condensed consolidated financial statements has been retroactively adjusted to reflect this reverse split and post-split adjustment.

         Holders of shares of common stock are entitled to one vote per share on all matters submitted to a vote of the Company's stockholders. There is no right to cumulative voting for the election of directors. Holders of shares of common stock are entitled to receive dividends, if and when declared by the board of directors, out of funds legally available therefor, after payment of dividends required to be paid on any outstanding shares of preferred stock. Upon liquidation, holders of shares of common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to the liquidation preferences of any outstanding shares of preferred stock. Holders of shares of common stock have no conversion, redemption or preemptive rights.


5. LONG-TERM DEBT

         On February 29, 2000, the Company amended certain of its Bridge Notes to extend the maturity date of $1,225,000 of those Bridge Notes and related accrued interest of approximately $160,000 from March 31, 2000 to the earlier of an initial public offering ("IPO") or other equity infusion of $10,000,000 or greater, or March 31, 2001. In addition, the annual interest rate was increased to 14%. In conjunction with the extension of the maturity date, the Company issued warrants to purchase 138,502 shares of common stock valued at $213,043. The value of the warrants is charged to interest expense over the term of the related debt. These warrants are exercisable for common stock at an exercise price of $.02 per share. The Bridge Note extension agreement also provides that the holders of the Bridge Notes have the option, within 15 days following the close of an IPO, to convert any or all of the outstanding principal balance and accrued but unpaid interest into shares of common stock at a conversion price of 95% of the offering price of the recently completed IPO, or $11.40 per share. In July 2000, $327,009 of principal and accrued interest was converted into 26,685 shares of common stock and the balance of the outstanding Bridge Notes and accrued interest was paid in full except for $100,000, which is expected to be converted into common stock at a later date.

         In July 2000, $8,395 of convertible debentures were converted to 1,086 shares of common stock at a conversion rate of $7.73 per share. The balance of the convertible debentures and accrued interest thereon was paid in full. All other long-term debt of the Company was also paid in full in July 2000.


6. LINES OF CREDIT

         On March 13, 2000, the Company entered into agreements to extend the maturity date of the lines of credit and promissory note agreements due March 31, 2000 to March 31, 2001. On July 14, 2000 the Company's lines of credit and accrued interest thereon were paid in full. Available credit is $3,000,000 under the domestic line of credit and $750,000 under the foreign line of credit.

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

7. CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

         Three customers accounted for 18%, 12% and 11% of net sales for the six months ended June 30, 1999. Three customers accounted for 30%, 20% and 14% of net sales for the six months ended June 30, 2000.


8. CONTINGENCIES AND LITIGATION

         The Company is involved in various claims and legal actions in the ordinary course of business. In the opinion of management, based on consultation with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity. Accordingly, the accompanying condensed consolidated financial statements do not include a provision for losses, if any, that might result from the ultimate disposition of these matters.


9. NET LOSS PER SHARE

         The computation of basic and diluted net loss per share follows:


                                                         Three months ended               Six months ended
                                                              June 30,                        June 30,
                                                   ----------------------------      ----------------------------
                                                       2000             1999            2000             1999
                                                   -----------      -----------      -----------      -----------
Net loss                                           $(3,182,423)     $(6,186,662)     $(6,064,767)     $(9,836,591)
Beneficial conversion costs of preferred stock              --               --          (48,663)              --
                                                   -----------      -----------      -----------      -----------
Net loss attributable to common stockholders       $(3,182,423)     $(6,186,662)     $(6,113,430)     $(9,836,591)
                                                   ===========      ===========      ===========      ===========

Weighted average common shares outstanding -
  basic and diluted                                  6,869,711        4,644,932        6,596,966        4,605,912
                                                   ===========      ===========      ===========      ===========

Net loss per share - basic and diluted             $     (0.46)     $     (1.33)     $     (0.93)     $     (2.14)
                                                   ===========      ===========      ===========      ===========


         The following table summarizes securities outstanding which were not included in the calculation of diluted net loss per share since their inclusion would be antidilutive:

                                                        Three months ended                  Six months ended
                                                             June 30,                           June 30,
                                                   ----------------------------       ----------------------------
                                                       2000            1999              2000              1999
                                                   -----------      -----------       -----------      -----------
Stock options and warrants                           3,124,376        2,141,629         3,124,376        2,141,629
                                                   ===========      ===========       ===========      ===========
Convertible preferred stock                          2,447,808        1,166,460         2,447,808        1,166,460
                                                   ===========      ===========       ===========      ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This quarterly report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Without limiting the foregoing, the words "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," "continue" and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this quarterly report are based on information available to us up to and including the date of this document, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, set forth elsewhere in this quarterly report. You should also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission.

     The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and notes thereto contained in this report.

OVERVIEW

     Mobility Electronics designs, develops and markets technology and products for the computer industry as well as for a broad range of related microprocessor applications. These technologies and products allow the connection of the computer to various peripherals using a remote peripheral component interface, or PCI bus, technology. Our proprietary Split Bridge(TM) technology consists of a Split Bridge(TM) link, typically two customized semiconductors, or chips, two connectors and a high-speed cable. Our technology for the first time allows any computer's primary PCI bus, which is the heart of the computer, to be extended to a remote location of up to 15 feet with virtually no software requirements or performance degradation. This enables architectural designs of computer systems and applications that previously were not feasible.

     Mobility was founded in May 1995 to develop products for the portable computer market. Initial sales were generated primarily from reselling third-party power products. In mid-1996 we began manufacturing and shipping our first port replicator and monitor stand products to Toshiba. During 1997 we expanded our product offering to include port replicators for other computer original equipment manufacturers, or OEMs, to meet the growing end user demand for such products. After reviewing our financial performance relative to the mechanical port replicator product line, we determined that we needed to discontinue this product line. The then available technology required each port replicator to be unique to each portable computer. It typically took two months to design a unit and an additional month to implement production and have product available in the market. Lifecycles of portable computers vary, but they average approximately nine months. With one-third of the lifecycle consumed in design and production implementation, it was difficult to generate sufficient unit volume over the remaining life of the portable computer to amortize the design and tooling costs. In addition, once the portable computer was replaced in the market by a new model, we faced the economic issues associated with the distribution channel's return of unsold product. This resulted in obsolete inventory, as the unit was model specific to the discontinued portable computer.

     The product line abandonment plan involved a migration from the mechanical port replicator product offering to a universal line of docking stations. In the first quarter of 1998 we began to pursue a technology that would enable us to create a new universal docking product category which would allow portable computer users to configure a flexible, high performance docking solution that would be compatible with essentially all makes and models of portable computers. In doing so, we developed our Split Bridge(TM) technology, which technology has far reaching applications. In the first quarter of 1999 we changed our overall business strategy to pursue the development and commercialization of our Split Bridge(TM) technology as our primary focus.

     Universal docking stations are a natural application for the Split Bridge(TM) technology. These docking stations represent the first commercial application of the technology. A line of products was designed around our Split Bridge(TM) technology and existing USB technology. The universal nature of the product line overcomes the issues that made the mechanical port replicator financially unviable. Specifically, the products are not model specific to portable computers and therefore provide leverage to the engineering and tooling costs. In addition, the products are compatible with virtually all PCI-based computers, which eliminates the inventory obsolescence issues, as the products will be compatible with new portable computer models into the foreseeable future.

     We also evaluated our basic business strategy relative to the power products and monitor stand product lines and determined that a fundamental change was required. During the first half of 1999, we implemented a manufacturing strategy that migrated in-house production to contract manufacturers in Taiwan. This decision was made to take advantage of lower costs offered by contract manufacturers and the ability to reduce in-house fixed overhead expenses. Implementation of this strategy was completed in September 1999. The outsourcing of manufacturing allows us to concentrate our efforts on technological development and application.

     As a result of the product line abandonment plan and our outsourcing of manufacturing, we experienced significant improvement in gross margins in the third quarter of 1999. The new universal connectivity product line has been set up to use our contract manufacturing partner in Malaysia and the cost of net sales is predictable based upon committed price quotations.

     We sell our products directly to OEMs and the retail channel, as well as through distributors. We have also established a few select worldwide private label accounts, most notably IBM, NEC and Targus. A substantial portion of our sales are concentrated among a number of OEMs, including Compaq, Dell, Hewlett-Packard, IBM, NEC, Targus and Toshiba. Direct sales to OEMs accounted for approximately 68.7% of net sales for the six months ended June 30, 2000 and 60.8% of net sales for the twelve months ended December 31, 1999. We expect that we will continue to be dependent upon a number of OEMs for a significant portion of our net sales in future periods, although no OEM is presently obligated to purchase a specified amount of products.

     A portion of our sales to distributors and resellers is generally under terms that provide for certain stock balancing return privileges and price protection. Sales to this channel have increased and are expected to further increase significantly. Accordingly, we make a provision for estimated sales returns and other allowances related to those sales. Returns, which have been netted in the sales presented herein, were approximately 6.3% of sales for the six months ended June 30, 2000 and 6.6% of sales for the twelve months ended December 31, 1999. The major distributors are allowed to return up to 15.0% of their prior quarter's purchases under the stock balancing programs, provided that they place a new order for equal or greater dollar value of the stock balancing return. Historically, the returns have been primarily mechanical port replicators that are associated with portable computers that have been replaced in the market. It is anticipated that the return activity will diminish significantly due to the nature of the universal docking station and the reduced obsolescence issues.

     We derive a significant portion of our sales outside the United States, principally in France, Germany and the United Kingdom, to OEMs, retailers and a limited number of independent distributors. We expect sales outside the United States to continue to account for a large portion of our future net sales. International sales are generally denominated in the currency of our foreign customers. A decrease in the value of foreign currencies relative to the U.S. dollar could result in a significant decrease in U.S. dollar sales received by us for our international sales. That risk may be increased as a result of the introduction in January 1999 of the new "Euro" currency in European countries that are part of the European Monetary Union, or EMU. During 2002, all EMU countries are expected to completely replace their national currencies with the Euro. However, we cannot determine the impact this may have on our business because a significant amount of uncertainty exists as to the effect the Euro will have on the marketplace and because all of the final rules and regulations have not yet been defined and finalized by the European Commission regarding the Euro currency. We intend to develop and implement a plan to mitigate this risk once the final rules and regulations are established. We have not engaged in hedging transactions with respect to our net foreign currency exposure. To the extent that we implement hedging activities in the future with respect to foreign currency transactions, there can be no assurance that we will be successful in such hedging activities.

     Various factors have in the past affected and may continue in the future to affect our gross profits, including but not limited to, our product mix, lower volume production and higher fixed costs for newly introduced product platforms and technologies, market acceptance of newly introduced products and the position of our products in their respective lifecycles. The initial stages of our product introductions are generally characterized by lower volume production which is accompanied by higher costs, especially for specific products which are initially purchased in small volumes during the development lifecycle.

RESULTS OF OPERATIONS

     The following table presents certain selected consolidated financial data for the periods indicated expressed as a percentage of net sales:


                                                                      Three months ended       Six months ended
                                                                            June 30,                June 30,
                                                                      ------------------       -----------------
                                                                       2000        1999        2000        1999
                                                                       -----       -----       -----       -----
Net sales                                                              100.0%      100.0%      100.0%      100.0%
Cost of sales                                                           76.7%       97.3%       74.7%       92.2%
                                                                       -----      ------       -----      ------
     Gross profit                                                       23.3%        2.7%       25.3%        7.8%

Operating expenses:
     Sales and marketing                                                29.2%       34.3%       26.4%       40.9%
     Research and development                                           14.7%       31.4%       16.6%       32.3%
     General and administrative                                         14.8%       19.3%       16.6%       22.3%
     Non-cash compensation                                               5.6%        9.9%        5.8%        5.2%
                                                                       -----      ------       -----      ------
         Total operating expenses                                       64.3%       94.8%       65.5%      100.6%
                                                                       -----      ------       -----      ------
         Loss from operations                                          (41.0)%     (92.1)%     (40.1)%     (92.8)%

Other income (expense):
     Interest expense                                                  (10.9)%     (82.3)%     (14.8)%     (52.6)%
     Interest income                                                     1.3%        0.6%        1.2%        0.5%
     Other, net                                                          0.0%        0.0%        0.0%        0.0%
                                                                       -----      ------       -----      ------
         Loss before provision for income taxes                        (50.6)%    (173.8)%     (53.7)%    (144.9)%
Provision for income taxes                                               0.0%        0.0%        0.0%        0.0%
                                                                       -----      ------       -----      ------
         Net loss                                                      (50.6)%    (173.8)%     (53.7)%    (144.9)%
Beneficial conversion costs of preferred stock                           0.0%        0.0%        0.0%        0.0%
                                                                       -----      ------       -----      ------
Net loss attributable to common stockholders                           (50.6)%    (173.8)%     (53.7)%    (144.9)%
                                                                       =====      ======       =====      ======


Comparison of Three Months Ended June 30, 2000 and 1999

     Net sales. Net sales consist of sales of product net of returns and allowances. We recognize sales at the time goods are shipped and the ownership of the goods is transferred to the customer, and maintain a reserve for stock rotation transactions with the distribution channel. Net sales increased 76.7% to $6.3 million for the three months ended June 30, 2000 from $3.6 million for the three months ended June 30, 1999. There were several factors that contributed to the sales growth, with sales of new products, which are based on our Split Bridge(TM) technology, being the primary contributor. Sales from new products totaled $2.0 million for the three months ended June 30, 2000, which represented 31.8% of total net sales. Sales of our core product lines, power products and monitor stands, increased 57.7% to $4.1 million, which accounted for 67.3% of total net sales for the three months ended June 30, 2000 from $2.6 million for the three months ended June 30, 1999. Sales of mechanical port replicators decreased 79% to $200,000 for the three months ended June 30, 2000 from $950,000 for the three months ended June 30, 1999. This decrease was anticipated based upon our 1998 decision to abandon this product line which was implemented in the first quarter of 1999.

     Cost of sales. Our cost of sales consists primarily of costs associated with components, outsourced manufacturing and in-house labor associated with assembly, testing, packaging, shipping, quality assurance, depreciation of equipment and indirect manufacturing costs. Cost of sales increased 39.2% to $4.8 million for the three months ended June 30, 2000 from $3.5 million for the three months ended June 30, 1999. The increase in cost of sales was primarily the result of the volume increase in net sales. Cost of sales as a percentage of net sales decreased to 76.7% for the three months ended June 30, 2000 from 97.3% for the three months ended June 30, 1999.

     Gross profit. Gross profit increased to 23.3% of net sales for the three months ended June 30, 2000 from 2.7% of net sales for the three months ended June 30, 1999. The gross profit rate improvement had two primary drivers: the shift of manufacturing to outsourced contract manufacturers during 1999 and a change in our sales mix from mechanical port replicators which have low gross margin percentages to new products which have higher gross margin percentages.

     Sales and marketing. Sales and marketing expenses generally consist of salaries, commissions and other personnel related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. Sales and marketing expenses increased 50.8% to $1.8 million for the three months ended June 30, 2000 from $1.2 million for the three months ended June 30, 1999. The increase was primarily due to the launch of the new universal product line. Spending was increased on demand creation activities including advertising, trade shows and retail promotions. Sales and marketing expenses as a percentage of net sales decreased to 29.2% for the three months ended June 30, 2000 from 34.3% for the three months ended June 30, 1999 primarily due to net sales increasing at a faster rate than our sales and marketing expenses. We expect sales and marketing expenses to increase in the future as we continue to launch new product lines.

     Research and development. Research and development expenses consist primarily of salaries and personnel-related costs, facilities, outside consulting, lab costs and travel related costs of our product development group. Research and development expenses decreased 17.0% to $928,000 for the three months ended June 30, 2000 from $1.1 million for the three months ended June 30, 1999. Research and development expenses as a percentage of net sales decreased to 14.7% for the three months ended June 30, 2000 from 31.4% for the three months ended June 30, 1999. The reduction was the result of discontinuing development of mechanical docking products which was engineering intensive due to the model specific nature of the product and the short lifecycle of the host portable computer. We expect research and development costs to increase in the future as we continue to develop next generation ASIC chips in order to keep us at the leading edge of universal docking and remote PCI bus applications.

     General and administrative. General and administrative costs consist primarily of salaries and other personnel-related costs of our finance, human resources, informational systems, corporate development and other administrative personnel, professional fees, bad debt, depreciation and amortization and related expenses. General and administrative costs increased 35.0% to $928,000 for the three months ended June 30, 2000 from $687,000 for the three months ended June 30, 1999. The increase was primarily attributed to the recruiting and relocation expenses and salaries of personnel hired to build the infrastructure to support our growth. As a percentage of net sales, general and administrative expenses decreased to 14.8% for the three months ended June 30, 2000 from 19.3% for the three months ended June 30, 1999. We expect general and administrative costs to increase in the future, in particular as we incur higher legal, accounting and other expenses associated with being a public company.

     Non-cash compensation. Non-cash compensation of $351,000, which is the result of the issuance of common stock and stock options at a price deemed to be less than market value to employees and outside consultants for services rendered was flat for the quarters ended June 30, 2000 and June 30, 1999. As a percentage of net sales, non-cash compensation was 5.6% and 9.9% for the three months ended June 30, 2000 and 1999, respectively.

     Interest expense, net. Interest expense consists of interest on our bank revolving lines of credit and promissory notes as well as our subordinated debt and convertible debentures, partially offset by interest earned on our cash balances and short-term investments. In March and July, 1999 we issued convertible bridge loan debt that included warrants. In the three months ended June 30, 2000 we recorded a charge for deferred loan expense of $179,000 relative to such warrants. Net interest expense decreased 79.2% to $605,000 for the three months ended June 30, 2000 from $2.9 million for the three months ended June 30, 1999. The decrease was primarily due to a $2.2 million reduction in the charge for deferred loan expense related to the bridge loan warrants.

     Income taxes. We have incurred losses from inception to date; therefore, no provision for income taxes was required for the three months ended June 30, 2000.



Comparison of Six Months Ended June 30, 2000 and 1999

     Net sales. Net sales increased 66.3% to $11.3 million for the six months ended June 30, 2000 from $6.8 million for the six months ended June 30, 1999. Sales of new products, which are based on our Split Bridge(TM) technology, primarily contributed to the growth in net sales. Sales from new products totaled $3.8 million for the six months ended June 30, 2000 which represented 33.3% of total net sales. Sales of our core product lines, power products and monitor stands increased 84.2% to $7.0 million, which accounted for 61.9% of total net sales for the six months ended June 30, 2000 from $3.8 million for the six months ended June 30, 1999. Sales of mechanical port replicators decreased 77.2% to $630,000 for the six months ended June 30, 2000 from $2.9 million for the six months ended June 30, 1999. This decrease was anticipated based upon our 1998 decision to abandon this product line which was implemented in the first quarter of 1999.

     Cost of sales. Cost of sales increased 34.7% to $8.4 million for the six months ended June 30, 2000 from $6.3 million for the six months ended June 30, 1999. The increase in cost of sales was primarily the result of the volume increase in net sales. Cost of sales as a percentage of net sales decreased to 74.7% for the six months ended June 30, 2000 from 92.2% for the six months ended June 30, 1999.

     Gross profit. Gross profit increased to 25.3% of net sales for the six months ended June 30, 2000 from 7.8% of net sales for the six months ended June 30, 1999. The gross profit rate improvement had two primary drivers: the shift of manufacturing to outsourced contract manufacturers during 1999 and a change in our sales mix from mechanical port replicators which have low gross margin percentages to new products which have higher gross margin percentages.

     Sales and marketing. Sales and marketing expenses increased 7.6% to $3.0 million for the six months ended June 30, 2000 from $2.8 million for the six months ended June 30, 1999. The relatively small increase was due to a decrease in spending in the second quarter of 1999 from relatively high levels in the first quarter of that year as a result of the decision to abandon the mechanical dock business and reposition the Company to pursue a universal line of docking stations. In the second quarter of 2000, however, sales and marketing spending increased from the first quarter of the year as additional promotional expenses were incurred related to the launch of the new universal products. Sales and marketing expenses as a percentage of net sales decreased to 26.4% for the six months ended June 30, 2000 from 40.9% for the six months ended June 30, 1999 primarily due to net sales increasing at a greater rate than our sales and marketing expenses. We expect sales and marketing expenses to increase in the future as we continue to launch new product lines and as sales increase.

     Research and development. Research and development expenses decreased 14.2% to $1.9 million for the six months ended June 30, 2000 from $2.2 million for the six months ended June 30, 1999. Research and development expenses as a percentage of net sales decreased to 16.6% for the six months ended June 30, 2000 from 32.3% for the six months ended June 30, 1999. The reduction was the result of discontinuing development of mechanical docking products which was engineering intensive due to the model specific nature of the product and the short lifecycle of the host portable computer. We expect research and development costs to increase in the future as we continue to develop next generation ASIC chips in order to keep us at the leading edge of universal docking and remote PCI bus applications.

     General and administrative. General and administrative costs increased 23.7% to $1.9 million for the six months ended June 30, 2000 from $1.5 million for the six months ended June 30, 1999. The increase was primarily attributed to the recruiting and relocation expenses and salaries of personnel hired to build the infrastructure to support our growth. As a percentage of net sales, general and administrative expenses decreased to 16.6% for the six months ended June 30, 2000 from 22.3% for the six months ended June 30, 1999.

     Non-cash compensation. Non-cash compensation which is the result of the issuance of common stock and stock options at a price deemed to be less than market value to employees and outside consultants for services rendered increased 87.8% to $659,000 for the six months ended June 30, 2000 from $351,000 for the six months ended June 30, 1999. As a percentage of net sales, non-cash compensation was 5.8% and 5.2% for the six months ended June 30, 2000 and 1999, respectively.

     Interest expense, net. In March and July, 1999 we issued convertible bridge loan debt that included warrants. In the six months ended June 30, 2000 we recorded a charge for deferred loan expense of $615,000 relative to such warrants. Net interest expense decreased 56.6% to $1.5 million for the six months ended June 30, 2000 from $3.5 million for the six months ended June 30, 1999. The decrease was primarily due to a $1.9 million reduction in the charge for deferred loan expense related to the bridge loan warrants.

     Income taxes. We have incurred losses from inception to date; therefore, no provision for income taxes was required for the six months ended June 30, 2000.



LIQUIDITY AND CAPITAL RESOURCES

     On June 30, 2000, the Company's registration statement on Form S-1 registering its initial public offering of 4,000,000 shares of common stock became effective. At the offering price of $12.00 per share, the Company received proceeds in July 2000 of approximately $44.6 million, net of underwriting discounts and commissions, from the initial public offering. As part of the initial public offering, the Company granted the underwriters a 30-day option to purchase up to 600,000 additional shares of common stock to cover over-allotments, if any. On July 28, 2000, the underwriters exercised their 30-day option in full and purchased 600,000 additional shares of common stock, resulting in additional IPO proceeds due to the Company of approximately $6.7 million, net of underwriting discounts and commissions.

     Since inception, we have funded our operations primarily through debt and equity financing, as the cost of our operating activities have exceeded our sales. Our operating activities used cash of $7.7 million and $7.1 million for the six months ended June 30, 2000 and 1999, respectively. Net cash used in operating activities for the six months ended June 30, 2000 was primarily attributed to our net loss and an increase in accounts receivable, offset in part by a decrease in amortization of deferred loan costs, a non-cash expense.

     Our investing activities used cash of $292,000 and $718,000 for the six months ended June 30, 2000 and 1999, respectively. From inception through June 30, 2000, cash used in investing activities was primarily used for capital purchases, including tooling and capital leases.

     Our financing activities provided cash of $4.9 million and $7.4 million for the six months ended June 30, 2000 and 1999, respectively. Net cash provided by financing activities for the six months ended June 30, 2000 was primarily from net proceeds from the sale of preferred stock.


     Our cash and cash equivalents decreased to $1.7 million at June 30, 2000, compared to $4.8 million at December 31, 1999. Our net working capital at those same dates was $44.8 million and $5.6 million, respectively. At June 30, 2000 our available sources of liquidity other than our cash and cash equivalents were foreign and domestic lines of credit with Bank of America totaling $3.75 million.

     We believe that our existing sources of liquidity and net proceeds from the initial public offering will be sufficient to satisfy our expected working capital, debt repayment requirements and capital expenditures needs for at least the next twelve months.

     At December 31, 1999 we had $32.0 million of federal net operating loss carryforwards which expire at various dates. We anticipate that the sale of common stock in the offering coupled with prior sales of common stock will cause an annual limitation on the use of our net operating loss carryforwards pursuant to the change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended. This limitation is expected to have a material effect on the timing of our ability to use the net operating loss carryforward in the future. Additionally, our ability to use the net operating loss carryforward is dependent upon our level of profitability, which cannot be determined.


YEAR 2000 READINESS

     To date, we have not experienced any significant Year 2000 problems with our products and business systems and do not expect that we will do so in the future. We continue to monitor these systems to ensure that latent date-related matters that may arise are properly and timely addressed. Costs associated with the evaluation and modification of the products and business systems were expensed as incurred and were not material to the financial position or results of operations.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to certain market risks in the ordinary course or our business. These risks result primarily from changes in foreign currency exchange rates and interest rates. In addition, our international operations are subject to risks related to differing economic conditions, changes in political climate, differing tax structures and other regulations and restrictions.

     To date we have not utilized derivative financial instruments or derivative commodity instruments. We do not expect to employ these or other strategies to hedge market risk in the foreseeable future. We invest our cash in money market funds, which are subject to minimal credit and market risk. We believe that the market risks associated with these financial instruments are immaterial.

     Our revolving lines of credit and certain other debt obligations are subject to variable rate interest which could be adversely affected by increases in rates. During July, 2000, all except $100,000 of our debt was paid-off with proceeds from our initial public offering, which minimizes this interest rate risk.


PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

     We are not a party to any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     The following information relates to the use of proceeds from our initial public offering of common stock. The effective date of our Registration Statement on Form S-1, commission file number 333-30264, relating to our initial public offering, was June 30, 2000. The aggregate offering price of the 4,600,000 shares registered, all of which were sold and which included the exercise of the underwriters' over-allotment option, was $55,200,000. The managing underwriters in the offering were Deutsche Banc Alex. Brown and Banc of America Securities LLC.

     In connection with the offering, the estimated expenses are as follows:

Underwriting Discounts and Commissions     $3,864,000

Other Expenses                             $1,532,855
                                           ----------

Total Estimated Expenses                   $5,396,855
                                           ==========

     Payment of expenses were to persons other than directors, officers, our general partners or their associates, persons owning ten percent or more of any class of our equity securities, or our affiliates. Our net offering proceeds, after deducting the total estimated expenses described above, will be $49,803,145.

     From the effective date of the Registration Statement on June 30, 2000 through June 30, 2000, which was the end of the reporting period, none of the proceeds from the offering had been received, and, therefore, none were used; however, through July 31, 2000 we used the net proceeds from the offering to repay indebtedness of $8,436,988.

     All of the above listed payments were direct or indirect payments to persons other than: directors, officers, general partners or their associates, persons owning ten percent or more of any class of our equity securities, or our affiliates.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

          None

ITEM 5. OTHER INFORMATION:

          None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

        (a)      Exhibits:

    Exhibit
    Number         Description
    -------        -----------
      3.1    --     Certificate of Incorporation of the Company.(1)

      3.2    --     Articles of Amendment to the Certificate of Incorporation of
                    the Company dated as of June 17, 1997.(3)

      3.3    --     Articles of Amendment to the Certificate of Incorporation of
                    the Company dated as of September 10 1997.(1)

      3.4    --     Articles of Amendment to the Certificate of Incorporation of
                    the Company dated as of July 20, 1998.(1)

      3.5    --     Articles of Amendment to the Certificate of Incorporation of
                    the Company dated as of February 3, 2000.(1)

      3.6    --     Certificate of Designations, Preferences, Rights and
                    Limitations of Series C Preferred Stock.(1)

      3.7    --     Amended Bylaws of the Company.(1)

      3.8    --     Certificate of the Designations, Preferences, Rights and
                    Limitations of Series D Preferred Stock.(2)

      3.9    --     Articles of Amendment to the Certificate of Incorporation of
                    the Company dated as of March 31, 2000.(3)

      4.1    --     Specimen of Common Stock Certificate.(4)

      4.2    --     Form of 12% Convertible Debenture of the Company.(1)

      4.3    --     Registration Rights Agreement by and between the Company and
                    Miram International, Inc. dated July 29, 1997.(1)

      4.4    --     Form of Unit Purchase Agreement used in 1998 Private
                    Placements for the Purchase of Up To 900 Units, Each
                    Consisting of 1,000 shares of the Company's Common stock.(1)

      4.5    --     Form of Unit Purchase Agreement used in 1997 Private
                    Placements for the Purchase of Up To 875 Units, Each
                    Consisting of 2,000 shares of the Company's common stock and warrants to purchase 500 shares of the Company's Common
                    Stock.(1)

      4.6    --     Form of Warrant to Purchase Shares of common stock of the
                    Company used with the 13% Bridge Notes and Series C
                    Preferred Stock Private Placements.(3)

      4.7    --     Form of 13% Bridge Promissory Note and Warrant Purchase
                    Agreement used in March 1999 Private Placement.(1)

      4.8    --     Form of 13% Bridge Promissory Note and Warrant Purchase
                    Agreement used in July 1999 Private Placement.(1)

      4.9    --     Form of 13% Bridge Note issued in July 1999 Private
                    Placements.(1)

     4.10    --     13% Bridge Note Conversion Notice expired June 30, 1999.(1)

     4.11    --     Form of Series C Preferred Stock Purchase Agreement used in
                    1998 and 1999 Private Placements.(1)

     4.12    --     Form of Series C Preferred Stock and Warrant Purchase
                    Agreements used in 1999 and 2000 Private Placements.(1)

     4.13    --     Series C Preferred Stock Purchase Agreement executed May 3,
                    1999, between the Company, Philips Semiconductors VLSI, Inc.
                    (f/k/a VLSI Technology, Inc.) and Seligman Communications and Information Fund, Inc.(1)

     4.14    --     Amended and Restated Stock Purchase Warrant issued by the
                    Company to Finova Capital Corporation (f/k/a Sirrom Capital
                    Corporation) dated as of March 25, 1998.(1)

     4.15    --     Stock Purchase Warrant issued by the Company to Finova
                    Capital Corporation (f/k/a Sirrom Capital Corporation) dated as of March 25, 1998.(1)

     4.16    --     Series C Preferred Stock and Warrant Purchase Agreement
                    dated October 29, 1999, between the Company and Seligman
                    Communications and Information Fund, Inc.(1)

     4.17    --     Contribution and Indemnification Agreement by and among
                    Janice L. Breeze, Jeffrey S. Doss, Charles R. Mollo, Cameron
                    Wilson, the Company and certain Stockholders of the Company dated April 20, 1998.(1)

     4.18    --     Form of Warrant to Purchase common stock of the Company
                    issued to certain holders in Connection with that certain
                    Contribution and Indemnification Agreement by and among Janice L. Breeze, Jeffrey S. Doss, Charles S. Mollo, Cameron
                    Wilson, the Company and certain Stockholders of the Company dated April 20, 1998.(1)

     4.19    --     Form of Warrant to Purchase common stock of the Company
                    issued to certain holders in Connection with that certain
                    Contribution and Indemnification Agreement by and among Janice L. Breeze, Jeffrey S. Doss, Charles S. Mollo, Cameron
                    Wilson, the Company and certain Stockholders of the Company dated November 2, 1999.(2)

     4.20    --     Form of Warrant to Purchase Common Stock of the Company
                    issued in the 1997

     4.21    --     Form of 13% Bridge Note issued in March 1999 Private
                    Placement.(2)

     4.23    --     Investor Rights Agreement dated October 29, 1999 by and
                    between the Company and Seligman Communications and Information Fund, Inc. entered into in connection with The
                    Series C Preferred Stock and Warrant Purchase Agreement
                    Series C Preferred Stock and Warrant Purchase Agreement dated October 29, 1999.(2)

     4.24    --     Form of Warrant to Purchase Shares of Common Stock issued in connection with the Loan Extension Agreement dated February
                    29, 2000.(2)

     4.25    --     Investors' Rights Agreement executed May 3, 1999 between the
                    Company, Philips Semiconductors VLSI, Inc. f/k/a VLSI
                    Technology, Inc.) and Seligman Communications and
                    Information Fund, Inc.(3)

     4.26    --     Registration Rights granted by the Company to Cybex Computer
                    Products Corporation in connection with the Strategic
                    Partner Agreement dated March 6, 2000.(3)

     4.27    --     13% Bridge Note Conversion Notice used in July 1999 Private
                    Placement.(4)

     10.1    --     Donald W. Johnson Non-qualified Stock Option Agreement dated
                    April 1, 2000.(3)

     10.2    --     Consulting Agreement dated June 30, 2000 by and between the
                    Company and Portsmith LLC (6)

     10.3    --     Promissory note in the principal sum of $1,198,800 dated
                    June 30, 2000 made by Portsmith LLC payable to the Company.
                    (6)

     10.4    --     Strategic Partnership Agreement dated July 12, 2000 made by and between the Company and 2C Computing, Inc.(5)

     10.5    --     License Agreement dated July 12, 2000 made by and between
                    the Company and 2C Computing, Inc.(5)

     24.1    --     None

     27.1    --     Financial Data Schedule.(6)

----------

(1) Previously filed as an exhibit to Registration Statement No. 333-30264 dated February 11, 2000.

(2) Previously filed as an exhibit to Amendment No. 1 to Registration Statement No. 333-30264 dated March 28, 2000.

(3) Previously filed as an exhibit to Amendment No. 2 to Registration Statement No. 333-30264 dated May 4, 2000.

(4) Previously filed as an exhibit to Amendment No. 4 to Registration Statement No. 333-30264 dated May 26, 2000.

(5) Previously filed as an exhibit to Post-Effective Amendment No. 1 to Registration Statement No. 333-30264 dated July 24, 2000.

(6)  Filed herewith.

          (b)  Reports on Form 8-K: None

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    MOBILITY ELECTRONICS, INC.



Dated: August 14, 2000              By: /S/ RICHARD W. WINTERICH
       ---------------                  ----------------------------------------
                                    Richard W. Winterich
                                    Vice President and Chief Financial Officer
                                      and Authorized Officer of Registrant
                                    (Principal Financial and Accounting Officer)

                           MOBILITY ELECTRONICS, INC.

                                INDEX TO EXHIBITS

    Exhibit
    Number          Description
    ------          -----------
      3.1    --     Certificate of Incorporation of the Company.(1)

      3.2    --     Articles of Amendment to the Certificate of Incorporation of
                    the Company dated as of June 17, 1997.(3)

      3.3    --     Articles of Amendment to the Certificate of Incorporation of
                    the Company dated as of September 10 1997.(1)

      3.4    --     Articles of Amendment to the Certificate of Incorporation of
                    the Company dated as of July 20, 1998.(1)

      3.5    --     Articles of Amendment to the Certificate of Incorporation of
                    the Company dated as of February 3, 2000.(1)

      3.6    --     Certificate of Designations, Preferences, Rights and
                    Limitations of Series C Preferred Stock.(1)

      3.7    --     Amended Bylaws of the Company.(1)

      3.8    --     Certificate of the Designations, Preferences, Rights and
                    Limitations of Series D Preferred Stock.(2)

      3.9    --     Articles of Amendment to the Certificate of Incorporation of
                    the Company dated as of March 31, 2000.(3)

      4.1    --     Specimen of Common Stock Certificate.(4)

      4.2    --     Form of 12% Convertible Debenture of the Company.(1)

      4.3    --     Registration Rights Agreement by and between the Company and
                    Miram International, Inc. dated July 29, 1997.(1)

      4.4    --     Form of Unit Purchase Agreement used in 1998 Private
                    Placements for the Purchase of Up To 900 Units, Each
                    Consisting of 1,000 shares of the Company's Common stock.(1)

      4.5    --     Form of Unit Purchase Agreement used in 1997 Private
                    Placements for the Purchase of Up To 875 Units, Each
                    Consisting of 2,000 shares of the Company's common stock and warrants to purchase 500 shares of the Company's Common
                    Stock. (1)

      4.6    --     Form of Warrant to Purchase Shares of common stock of the
                    Company used with the 13% Bridge Notes and Series C
                    Preferred Stock Private Placements.(3)

      4.7    --     Form of 13% Bridge Promissory Note and Warrant Purchase
                    Agreement used in March 1999 Private Placement.(1)

      4.8    --     Form of 13% Bridge Promissory Note and Warrant Purchase
                    Agreement used in July 1999 Private Placement.(1)

      4.9    --     Form of 13% Bridge Note issued in July 1999 Private
                    Placements.(1)

     4.10    --     13% Bridge Note Conversion Notice expired June 30, 1999.(1)

     4.11    --     Form of Series C Preferred Stock Purchase Agreement used in
                    1998 and 1999 Private Placements.(1)

     4.12    --     Form of Series C Preferred Stock and Warrant Purchase
                    Agreements used in 1999 and 2000 Private Placements.(1)

     4.13    --     Series C Preferred Stock Purchase Agreement executed May 3,
                    1999, between the Company, Philips Semiconductors VLSI, Inc.
                    (f/k/a VLSI Technology, Inc.) and Seligman Communications
                    and Information Fund, Inc.(1)

     4.14    --     Amended and Restated Stock Purchase Warrant issued by the
                    Company to Finova Capital Corporation (f/k/a Sirrom Capital
                    Corporation) dated as of March 25, 1998.(1)

     4.15    --     Stock Purchase Warrant issued by the Company to Finova
                    Capital Corporation (f/k/a Sirrom Capital Corporation) dated as of March 25, 1998.(1)

     4.16    --     Series C Preferred Stock and Warrant Purchase Agreement
                    dated October 29, 1999, between the Company and Seligman
                    Communications and Information Fund, Inc.(1)

     4.17    --     Contribution and Indemnification Agreement by and among
                    Janice L. Breeze, Jeffrey S. Doss, Charles R. Mollo, Cameron
                    Wilson, the Company and certain Stockholders of the Company dated April 20, 1998.(1)

     4.18    --     Form of Warrant to Purchase common stock of the Company
                    issued to certain holders in Connection with that certain
                    Contribution and Indemnification Agreement by and among
                    Janice L. Breeze, Jeffrey S. Doss, Charles S. Mollo, Cameron
                    Wilson, the Company and certain Stockholders of the Company dated April 20, 1998.(1)

     4.19    --     Form of Warrant to Purchase common stock of the Company
                    issued to certain holders in Connection with that certain
                    Contribution and Indemnification Agreement by and among
                    Janice L. Breeze, Jeffrey S. Doss, Charles S. Mollo, Cameron
                    Wilson, the Company and certain Stockholders of the Company dated November 2, 1999.(2)

     4.20    --     Form of Warrant to Purchase Common Stock of the Company
                    issued in the 1997

     4.21    --     Form of 13% Bridge Note issued in March 1999 Private
                    Placement.(2)

     4.23    --     Investor Rights Agreement dated October 29, 1999 by and
                    between the Company and Seligman Communications and
                    Information Fund, Inc. entered into in connection with The
                    Series C Preferred Stock and Warrant Purchase Agreement
                    Series C Preferred Stock and Warrant Purchase Agreement
                    dated October 29, 1999.(2)

     4.24    --     Form of Warrant to Purchase Shares of Common Stock issued in connection with the Loan Extension Agreement dated February
                    29, 2000.(2)

     4.25    --     Investors' Rights Agreement executed May 3, 1999 between the
                    Company, Philips Semiconductors VLSI, Inc. f/k/a VLSI
                    Technology, Inc.) and Seligman Communications and
                    Information Fund, Inc.(3)

     4.26    --     Registration Rights granted by the Company to Cybex Computer
                    Products Corporation in connection with the Strategic
                    Partner Agreement dated March 6, 2000.(3)

     4.27    --     13% Bridge Note Conversion Notice used in July 1999 Private
                    Placement.(4)

     10.1    --     Donald W. Johnson Non-qualified Stock Option Agreement dated
                    April 1, 2000.(3)

     10.2    --     Consulting Agreement dated June 30, 2000 by and between the
                    Company and Portsmith LLC (6)

     10.3    --     Promissory note in the principal sum of $1,198,800 dated
                    June 30, 2000 made by Portsmith LLC payable to the Company.
                    (6)

     10.4    --     Strategic Partnership Agreement dated July 12, 2000 made by and between the Company and 2C Computing, Inc.(5)

     10.5    --     License Agreement dated July 12, 2000 made by and between
                    the Company and 2C Computing, Inc.(5)

     24.1    --     Power of Attorney.(1)

     27.1    --     Financial Data Schedule.(6)

----------

(1) Previously filed as an exhibit to Registration Statement No. 333-30264 dated February 11, 2000.

(2) Previously filed as an exhibit to Amendment No. 1 to Registration Statement No. 333-30264 dated March 28, 2000.

(3) Previously filed as an exhibit to Amendment No. 2 to Registration Statement No. 333-30264 dated May 4, 2000.

(4) Previously filed as an exhibit to Amendment No. 4 to Registration Statement No. 333-30264 dated May 26, 2000.

(5) Previously filed as an exhibit to Post-Effective Amendment No. 1 to Registration Statement No. 333-30264 dated July 24, 2000.

(6)  Filed herewith.


     All other schedules and exhibits are omitted because they are not applicable or because the required information is contained in the Financial Statements or Notes thereto.