Form 10-Q
period 2000-09-30
MOBILITY ELECTRONICS INC
filed 2000-11-14
CIK 1075656

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

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

                              YES [X]     NO [ ]

     At September 30, 2000, there were 13,261,226 shares of the Registrant's Common Stock outstanding.

                           MOBILITY ELECTRONICS, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                              PAGE NO.
                                                                              --------
PART I: FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Condensed Consolidated Balance Sheets
                    as of September 30, 2000 and December 31, 1999               3

                  Condensed Consolidated Statements of Operations
                    for the Three and Nine Months Ended September 30, 2000
                    and 1999                                                     4

                  Condensed Consolidated Statements of Cash Flows
                    for the Nine Months Ended September 30, 2000 and 1999        5

                  Notes to Condensed Consolidated Financial Statements           7

          Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                         11

          Item 3. Quantitative and Qualitative Disclosures About Market Risk    17


PART II: OTHER INFORMATION

          Item 1. Legal Proceedings                                             17

          Item 2. Changes in Securities and Use of Proceeds                     17

          Item 3. Defaults Upon Senior Securities                               17

          Item 4. Submission of Matters to a Vote of Security Holders           17

          Item 5. Other Information                                             17

          Item 6. Exhibits and Reports on Form 8-K                              17

SIGNATURE                                                                       20

INDEX TO EXHIBITS                                                               21

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                           September 30,    December 31,
                                                                                2000            1999
                                                                           -------------    -------------
                                                                            (unaudited)
                                    ASSETS
Current assets:
      Cash and cash equivalents                                            $  38,188,757    $   4,792,313
      Accounts receivable, net                                                 6,942,474        2,992,014
      Inventories                                                              3,813,992        1,554,016
      Prepaid expenses and other current assets                                  903,515          682,728
                                                                           -------------    -------------
                 Total current assets                                         49,848,738       10,021,071
                                                                           -------------    -------------
      Property and equipment, net                                              1,873,137        1,916,891
      Other assets, net                                                        3,742,533        2,961,375
                                                                           -------------    -------------
                 Total assets                                              $  55,464,408    $  14,899,337
                                                                           =============    =============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                     $   4,524,393    $   2,298,946
      Accrued expenses and other current liabilities                           2,086,743        1,109,771
      Notes payable                                                              100,000               --
      Current installments of long-term debt                                          --          993,138
      Current installments of capital lease obligations                           55,173          136,326
                                                                           -------------    -------------
                 Total current liabilities                                     6,766,309        4,538,181
                                                                           -------------    -------------

      Lines of credit                                                                 --        2,728,538
      Long-term debt, less current installments                                       --        5,285,750
      Capital lease obligations, less current installments                         3,043           36,636
                                                                           -------------    -------------
                 Total liabilities                                             6,769,352       12,589,105
                                                                           -------------    -------------
Stockholders' equity:
      Convertible preferred stock - Series C, $.01 par value; authorized
           15,000,000 shares; 1,899,896 and 2,399,102 shares issued and outstanding at September 30, 2000 and December 31, 1999,
           respectively                                                           18,899           23,991
      Common stock, $.01 par value; authorized 90,000,000
           shares; 13,261,226 and 5,978,679 shares issued
           and outstanding at September 30, 2000 and
           December 31, 1999, respectively                                       132,612           59,787
      Additional paid-in capital                                             108,966,815       51,719,778
      Accumulated deficit                                                    (57,283,026)     (46,659,488)
      Stock subscription and deferred compensation                            (3,140,244)      (2,833,836)
                                                                           -------------    -------------
                 Total stockholders' equity                                   48,695,056        2,310,232
                                                                           -------------    -------------
                 Total liabilities and stockholders' equity                $  55,464,408    $  14,899,337
                                                                           =============    =============


     See accompanying notes to condensed consolidated financial statements.

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                      Three months ended               Nine months ended
                                                         September 30,                   September 30,
                                                  ----------------------------    ----------------------------
                                                      2000            1999            2000            1999
                                                  ------------    ------------    ------------    ------------
Revenue:
   Net product sales                              $  6,604,618    $  3,374,234    $ 17,896,303    $ 10,162,435
   Technology transfer fees                          1,000,000              --       1,000,000              --
                                                  ------------    ------------    ------------    ------------
     Total revenue                                   7,604,618       3,374,234      18,896,303      10,162,435
Cost of revenue:
   Product sales                                     5,073,578       2,550,558      13,502,911       8,809,552
   Technology transfer                                 100,000              --         100,000              --
                                                  ------------    ------------    ------------    ------------
     Total cost of revenue                           5,173,578       2,550,558      13,602,911       8,809,552
                                                  ------------    ------------    ------------    ------------
     Gross profit                                    2,431,040         823,676       5,293,392       1,352,883
                                                  ------------    ------------    ------------    ------------

Operating expenses:
     Sales and marketing                             2,618,351       1,118,426       5,601,570       3,892,192
     Research and development                        1,399,844         547,918       3,278,050       2,737,623
     General and administrative                      1,268,032         705,973       3,143,301       2,222,347
     Non-cash compensation                             626,430          49,771       1,285,257         400,521
                                                  ------------    ------------    ------------    ------------
         Total operating expenses                    5,912,657       2,422,088      13,308,178       9,252,683
                                                  ------------    ------------    ------------    ------------
         Loss from operations                       (3,481,617)     (1,598,412)     (8,014,786)     (7,899,800)

Other income (expense):
     Interest expense                                  (62,657)       (358,900)       (819,040)     (1,159,110)
     Interest income                                   596,807          25,568         735,301          60,553
     Non-cash deferred loan costs                   (1,611,304)     (1,136,496)     (2,527,303)     (3,907,072)
     Other, net                                             --              --           2,290             598
                                                  ------------    ------------    ------------    ------------
         Loss before provision for income taxes     (4,558,771)     (3,068,240)    (10,623,538)    (12,904,831)
Provision for income taxes                                  --              --              --              --
                                                  ------------    ------------    ------------    ------------
         Net loss                                   (4,558,771)     (3,068,240)    (10,623,538)    (12,904,831)
Beneficial conversion costs of preferred stock              --              --         (48,663)             --
                                                  ------------    ------------    ------------    ------------
Net loss attributable to common stockholders      $ (4,558,771)   $ (3,068,240)   $(10,672,201)   $(12,904,831)
                                                  ============    ============    ============    ============

Net loss per share:
     Basic and diluted                            $      (0.37)   $      (0.64)   $      (1.26)   $      (2.76)
                                                  ============    ============    ============    ============

Weighted average common shares outstanding:
     Basic and diluted                              12,305,815       4,791,274       8,499,915       4,667,699
                                                  ============    ============    ============    ============


     See accompanying notes to condensed consolidated financial statements.

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                            Nine months ended
                                                                              September 30,
                                                                       ----------------------------
                                                                           2000            1999
                                                                       ------------    ------------
Cash flows from operating activities:
      Net loss                                                         $(10,623,538)   $(12,904,831)
      Adjustments to reconcile net loss to net cash used
           in operating activities:
           Provision for doubtful accounts receivable                        90,000         590,002
           Provision for obsolete inventory                                 539,225         964,136
           Depreciation and amortization                                    558,766         810,209
           Amortization on deferred loan costs                            2,726,647       3,907,072
           Amortization on deferred compensation                          1,285,257          92,521
           Changes in operating assets and liabilities:
             Accounts receivable                                         (4,040,460)       (822,278)
             Inventories                                                 (2,799,202)        430,357
             Prepaid expenses and other assets                             (222,247)        318,889
             Accounts payable                                             2,225,447      (2,677,996)
             Accrued expenses and other current liabilities               1,172,396        (353,970)
                                                                       ------------    ------------
                Net cash used in operating activities                    (9,087,709)     (9,645,889)
                                                                       ------------    ------------

Cash flows from investing activities:
      Increase in note receivable                                        (2,200,000)             --
      Purchase of stock warrant                                          (1,200,000)             --
      Purchase of property and equipment                                   (435,651)       (645,039)
                                                                       ------------    ------------
                Net cash used in investing activities                    (3,835,651)       (645,039)
                                                                       ------------    ------------

Cash flows from financing activities:
      Cash received from issuance of note payable                                --       4,100,000
      Repayment of lines of credit                                       (2,728,538)       (130,438)
      Repayment of note payable                                          (2,490,636)             --
      Repayment of long-term debt and capital lease obligations          (3,693,572)       (165,619)
      Expenses related to conversion of debt into common stock                   --        (115,787)
      Net proceeds from issuance of common stock                         49,804,115       3,105,131
      Net proceeds from issuance of preferred stock                       4,996,148       1,980,129
      Proceeds from exercise of warrants                                    432,287         177,641
                                                                       ------------    ------------
                Net cash used in financing activities                    46,319,804       8,951,057
                                                                       ------------    ------------

      Effects of exchange rate changes on cash and cash equivalents              --          24,828

                Net increase (decrease) in cash and cash equivalents     33,396,444      (1,315,043)
Cash and cash equivalents, beginning of period                            4,792,313       2,432,703
                                                                       ------------    ------------
Cash and cash equivalents, end of period                               $ 38,188,757    $  1,117,660
                                                                       ============    ============


     See accompanying notes to condensed consolidated financial statements.

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

                                   (unaudited)


                                                                                  Nine months ended
                                                                                    September 30,
                                                                              ------------------------
                                                                                  2000         1999
                                                                              -----------   ----------
Supplemental cash flow information:
      Interest paid                                                           $   783,595   $1,010,275
                                                                              ===========   ==========

Non-cash investing and financing activities:
      Warrants issued in connection with the execution of debt instruments    $   365,328   $5,154,957
                                                                              ===========   ==========
      Warrants issued in connection with the extension of notes payable       $   213,043   $       --
                                                                              ===========   ==========
      Conversion of Series C preferred stock to common stock                  $     5,524   $       --
                                                                              ===========   ==========
      Debt converted to common stock                                          $   285,404   $       --
                                                                              ===========   ==========
      Accrued bridge loan interest refinanced with extension of loans         $   160,042   $       --
                                                                              ===========   ==========
      Conversion of bridge loans to 296,342 shares of common stock            $        --   $2,370,740
                                                                              ===========   ==========
      Issuance of 166,666 shares of Series C preferred stock for settlement
          of accounts payable and inventory purchases                         $        --   $1,000,000
                                                                              ===========   ==========
      Issuance of 38,500 shares of common stock for settlement for
          contingent purchase price                                           $        --   $  308,000
                                                                              ===========   ==========
      Options issued for services                                             $        --   $   67,443
                                                                              ===========   ==========
      Stock subscription receivable                                           $ 1,199,000   $       --
                                                                              ===========   ==========
      Stock issued for services rendered                                      $    19,500   $       --
                                                                              ===========   ==========
      Non-cash exercise of warrants                                           $     5,815   $       --
                                                                              ===========   ==========


     See accompanying notes to condensed consolidated financial statements.

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements include the accounts of Mobility Electronics, Inc. ("Mobility" or the "Company") which was formerly known as Electronics Accessory Specialists International, Inc., and its wholly-owned subsidiary, Mobility Electronics, L.L.C., including its three operating subsidiaries, up to October 1999, being the month of the sale of the subsidiaries. All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

         The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles, pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the accompanying condensed consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 1999 included in our Registration Statement on Form S-1 as amended, filed with the SEC. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of results to be expected for the full year or any other period.

2. INITIAL PUBLIC OFFERING

         On June 30, 2000, the Company's registration statement on Form S-1 registering its initial public offering ("IPO") of 4,000,000 shares of common stock became effective. At the offering price of $12.00 per share, the Company received proceeds of approximately $44.6 million from the IPO, net of underwriting discounts and commissions of approximately $3.4 million. Additional offering expenses incurred include legal, accounting and printing expenses of approximately $1.2 million, director and officers liability insurance of $160,300, SEC and NASDAQ registration and filing fees of $140,855 and miscellaneous expenses of $42,700 for a total of $1.5 million. The net cash proceeds to the Company after the payment of the estimated total offering expenses of $4.9 million was approximately $43.1 million. As part of the IPO, the Company granted the underwriters a 30-day option from the effective date of the IPO to purchase up to 600,000 additional shares of common stock to cover over-allotments, if any. On July 28, 2000, the underwriters exercised their 30-day option in full and purchased 600,000 additional shares of common stock, resulting in additional IPO proceeds received by the Company of approximately $6.7 million, net of underwriting discounts and commissions of $504,000. Including the underwriters' over-allotment option, the net cash proceeds received by the Company after deducting the total offering expenses of $5.4 million was approximately $49.8 million.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Cash and cash equivalents

         Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less. Cash equivalents are carried at cost, which approximates fair market value. Cash and cash equivalents at September 30, 2000 and December 31, 1999 consisted of cash on hand and amounts on deposit with financial institutions.

                                                     September 30,  December 31,
                                                          2000          1999
                                                     -------------  ------------
Cash and cash equivalents:
         Cash                                         $ 2,584,572   $  (195,014)
         Certificates of deposit                          235,601            --
         Money market accounts                         35,368,584     4,987,327
                                                      -----------   -----------
                 Total cash and cash equivalents      $38,188,757   $ 4,792,313
                                                      ===========   ===========

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

  (b) Revenue Recognition

         Revenue from product sales is recognized upon shipment and transfer of ownership from the Company or contract manufacturer to the customer. Provisions for returns and credits are provided for in the same period the related sales are recorded. Revenue from technology transfer fees, consisting of the licensing and transferring of Split Bridge technology and architecture and related training and implementation support services, is recognized ratably over the term of the sales agreement.

  (c) Segment Reporting

         The Company has only one operating business segment, the sale of peripheral computer equipment and related technology.

  (d) Recent Accounting Pronouncements

         During December 1999, the SEC released Staff Accounting Bulletin No. 101 (SAB No. 101), "Revenue Recognition in Financial Statements". SAB 101 summarizes the SEC staff's view in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC staff issued SAB 101A to delay certain transition provisions of SAB 101. SAB 101A deferred the effective date for registrants with a fiscal year beginning between December 16, 1999 and March 15, 2000. Those registrants may report a change in accounting principle no later than their second fiscal quarter of the fiscal year beginning after December 15, 1999. In periods subsequent to transition, registrants should disclose the amount of revenue (if material to income before income taxes) recognized in those periods that was included in the cumulative effect adjustment. While the adoption of SAB 101 did not have a material impact on our historical revenues through September 30, 2000, it will have an impact on our revenue recognition policies as it pertains to licensing fee revenue. In the future, the Company anticipates significant revenue from licensing fees that will include up front payments which will be reported in compliance with SAB 101.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which established accounting and reporting standards for all derivative instruments and hedging activities. SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This new standard, as amended by SFAS No. 137 and No. 138, will be effective for all fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 in Fiscal 2001. SFAS No. 133 is not expected to have a material impact on the Company's result of operations or financial position.

4. OTHER ASSETS

         At September 30, 2000, other assets primarily consisted of a note receivable of $2.2 million and a cost investment of $1.2 million. At September 30, 1999, other assets primarily consisted of deferred loan costs of $2.1 million and deferred compensation of $400,000.

5. STOCKHOLDERS' EQUITY

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

         During January 2000, the Company completed a private placement and issued 48,706 shares of Series C preferred

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

         The Series C preferred stock is convertible into shares of common stock. The rate of conversion is 1-to-0.68995 as of September 30, 2000. The initial conversion rate was 1-for-1, but was subject to change if certain events occur. Generally, the conversion rate will be adjusted if the Company issues any non-cash dividends on outstanding securities, splits its securities or otherwise effects a change to the number of its outstanding securities. The conversion rate will also be adjusted if the Company issues additional securities at a price that is less than the price that the Series C preferred stockholders paid for their shares. Such adjustments will be made according to certain formulas that are designed to prevent dilution of the Series C preferred stock. The Series C preferred stock can be converted at any time at the option of the holder, and will convert automatically, immediately prior to the consummation of a firm commitment public offering of common stock pursuant to a registration statement filed with the Securities and Exchange Commission having a per share price equal to or greater than $24.00 per share and a total gross offering amount of not less than $15,000,000.

         The Company may not pay any cash dividends on its common stock while any Series C preferred stock remain outstanding without the consent of the Series C preferred stockholders. Holders of Series C preferred stock are entitled to vote on all matters submitted for a vote of the holders of common stock. Holders will be entitled to one vote for each share of common stock into which one share of Series C preferred stock could then be converted. In the event of liquidation or dissolution, the holders of Series C preferred stock will be entitled to receive the amount they paid for their stock, plus accrued and unpaid dividends out of the Company's assets legally available for such payments prior to the holders of securities junior to the Series C preferred stock receiving payments.

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

6. LONG-TERM DEBT

         On February 29, 2000, the Company amended certain of its Bridge Notes to extend the maturity date of $1,225,000 of those Bridge Notes and related accrued interest of approximately $160,000 from March 31, 2000 to the earlier of an initial public offering or other equity infusion of $10,000,000 or greater, or March 31, 2001. In addition, the annual interest rate was increased to 14%. In conjunction with the extension of the maturity date, the Company issued warrants to purchase 138,502 shares of common stock valued at $213,043. The value of the warrants is charged to interest expense over the term of the related debt. These warrants are exercisable for common stock at an exercise price of $.02 per share. The Bridge Note extension agreement also provides that the holders of the Bridge Notes have the option, within 15 days following the closing of an initial public offering, to convert any or all of the outstanding principal balance and accrued but unpaid interest into shares of common stock at a conversion price of 95% of the offering price of the initial public offering (this price was $11.40 per share after the IPO). In July 2000, $327,009 of principal and accrued interest of Bridge Notes was converted into 26,685 shares of common stock and the balance of the outstanding Bridge

         Notes and accrued interest were paid in full except for $100,000, which is expected to be converted into common stock at a later date.

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         In July 2000, $8,395 of convertible debentures were converted into 1,086 shares of common stock at a conversion rate of $7.73 per share. The balance of the convertible debentures and accrued interest thereon was paid in full. All other long-term debt of the Company was also paid in full in July 2000.

7. LINES OF CREDIT

         On March 13, 2000, the Company entered into agreements to extend the maturity date of the lines of credit and promissory note agreements due March 31, 2000 to March 31, 2001. On July 14, 2000 the Company's lines of credit and accrued interest thereon were paid in full. The Company has available credit of $3,000,000 under the domestic line of credit and $750,000 under the foreign line of credit.

8. CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

         Two customers accounted for 27.6% and 24.6% of total revenue of the Company for the nine months ended September 30, 2000. Three customers accounted for 13.2%, 11.8% and 10.8% of total revenue of the Company for the nine months ended September 30, 1999.

9. CONTINGENCIES AND LITIGATION

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

10. NET LOSS PER SHARE

         The computation of basic and diluted net loss per share follows:

                                                      Three months ended              Nine months ended
                                                        September 30,                   September 30,
                                                 ----------------------------    ----------------------------
                                                     2000            1999            2000            1999
                                                 ------------    ------------    ------------    ------------
Net loss                                         $ (4,558,771)   $ (3,068,240)   $(10,623,538)   $(12,904,831)
Beneficial conversion costs of preferred stock             --              --         (48,663)             --
                                                 ------------    ------------    ------------    ------------
Net loss attributable to common stockholders     $ (4,558,771)   $ (3,068,240)   $(10,672,201)   $(12,904,831)
                                                 ============    ============    ============    ============

Weighted average common shares outstanding -
  basic and diluted                                12,305,815       4,791,274       8,499,915       4,667,699
                                                 ============    ============    ============    ============

Net loss per share - basic and diluted           $      (0.37)   $      (0.64)   $      (1.26)   $      (2.76)
                                                 ============    ============    ============    ============


         The following table summarizes securities outstanding which were not included in the calculation of diluted net loss per share since their inclusion would be antidilutive:

                                                     Three months ended             Nine months ended
                                                        September 30,                 September 30,
                                                 ---------------------------   ---------------------------
                                                     2000           1999           2000           1999
                                                 ------------   ------------   ------------   ------------
Stock options and warrants                          2,509,376      2,147,933      2,509,376      2,147,933
                                                 ============   ============   ============   ============
Convertible preferred stock                         1,889,886      1,166,358      1,889,886      1,166,358
                                                 ============   ============   ============   ============

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

11. SUBSEQUENT EVENT

         On October 2, 2000, Mobility entered into an Agreement and Plan of Merger (the "Agreement") with Magma, Inc., a wholly-owned subsidiary of Mobility Electronics, Mesa Ridge Technologies, Inc. doing business as MAGMA, a California corporation and a designer and manufacturer of PCI expansion products and solutions, ("MAGMA") and all of the shareholders of MAGMA whereby MAGMA merged with and into our wholly-owned subsidiary. Mobility Electronics, Inc. acquired all of the outstanding voting stock of MAGMA (the "MAGMA Stock").

         Pursuant to the Agreement, Mobility acquired all of the public and private rights, privileges, powers, assets and liabilities and obligations of MAGMA.

         In consideration therefore, we paid the MAGMA shareholders $2 million in cash and $6 million of Mobility's common stock (562,098 shares). In addition, contingent earn out payments are to be made depending on MAGMA's performance over the next two years. The source of the funds for the consideration paid came from proceeds of the IPO.

         The acquisition of the MAGMA Stock will be treated as a purchase for financial reporting purposes. Prior to the execution of the Agreement and Plan of Merger, there was no material relationship between Mobility Electronics, or its affiliates and MAGMA, or between any officers or directors of Mobility Electronics, or its affiliates, and the officers and directors of MAGMA, or its affiliates.

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

OVERVIEW

         Mobility designs, develops and markets technology and products for the computer industry as well as for a broad range of related microprocessor applications. These technologies and products allow the connection of the computer to various peripherals using a remote peripheral component interface, or PCI bus, technology. Our proprietary Split Bridge(TM) technology consists of a Split Bridge(TM) link, typically two customized semiconductors, or chips, two connectors and a high-speed cable. Our technology for the first time allows any computer's primary PCI bus, which is the heart of the computer, to be extended to a remote location of up to 15 feet with virtually no software requirements or performance degradation. This enables architectural designs of computer systems and applications that previously were not feasible.

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

         Universal docking stations are a natural application for the Split Bridge(TM) technology. These docking stations represent the first commercial application of the technology. A line of products was designed around our Split Bridge(TM) technology and existing USB technology. The universal nature of the product line overcomes the issues that made the mechanical port replicator financially unviable. Specifically, the products are not model specific to portable computers and therefore provide leverage to the engineering and tooling cost. In addition, the products are compatible with virtually all PCI-based computers, which eliminates the inventory obsolescence issues, as the products will be compatible with new portable computer models into the foreseeable future.

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

         As a result of the product line abandonment plan and our outsourcing of manufacturing, we experienced significant improvement in gross margins in the third quarter of 1999. The new universal connectivity product line has been set up to use our contract manufacturer in Malaysia and the product cost is predictable based upon committed price quotations.

         We sell our products directly to OEMs and the retail channel, as well as through distributors. We have also established a few select worldwide private label accounts, most notably IBM, NEC and Targus. A substantial portion of our net product sales are concentrated among a number of OEMs, including Compaq, Dell, Hewlett-Packard, IBM, NEC, Targus and Toshiba. Direct sales to OEMs accounted for approximately 74.5% of net product sales for the nine months ended September 30, 2000 and 54.3% of net product sales for the nine months ended September 30, 1999. We expect that we will continue to be dependent upon a number of OEMs for a significant portion of our net product sales in future periods, although no OEM is presently obligated to purchase a specified amount of products.

         A portion of our sales to distributors and resellers is generally under terms that provide for certain stock balancing return privileges and price protection. Sales to this channel have increased and are expected to further increase significantly. Accordingly, we make a provision for estimated sales returns and other allowances related to those sales. Returns, which have been netted in the product sales presented herein, were approximately 4.8% of net product sales for the nine months ended September 30, 2000 and 6.0% of net product sales for the nine months ended September 30, 1999. The major distributors are allowed to return up to 15.0% of their prior quarter's purchases under the stock balancing programs, provided that they place a new order for equal or greater dollar value of the stock balancing return. Historically, the returns have been primarily mechanical port replicators that are associated with portable computers that have been replaced in the market. It is anticipated that the return activity will continue to diminish due to the nature of the universal docking station and the reduced obsolescence issues.

         We derive a significant portion of our net product sales outside the United States, principally in France, Germany and the United Kingdom, to OEMs, retailers and a limited number of independent distributors. We expect product sales outside the United States to continue to account for a large portion of our future net product sales. International sales are generally denominated in the currency of our foreign customers. A decrease in the value of foreign currencies relative to the U.S. dollar could result in a significant decrease in U.S. dollar sales received by us for our international sales. That risk may be increased as a result of the introduction in January 1999 of the new "Euro" currency in European countries that are part of the European Monetary Union, or EMU. During 2002, all EMU countries are expected to completely replace their national currencies with the Euro. However, we cannot determine the impact this may have on our business because a significant amount of uncertainty exists as to the effect the Euro will have on the marketplace and because all of the final rules and regulations have not yet been defined and finalized by the European Commission regarding the Euro currency. We intend to develop and implement a plan to mitigate this risk once the final rules and regulations are established. We have not engaged in hedging transactions with respect to our net foreign currency exposure. To the extent that we implement hedging activities in the future with respect to foreign currency transactions, there can be no assurance that we will be successful in such hedging activities.

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

RESULTS OF OPERATIONS

       The following table presents certain selected consolidated financial data for the periods indicated expressed as a percentage of total revenue:

                                                  Three months ended     Nine months ended
                                                    September 30,          September 30,
                                                  ------------------     -----------------
                                                   2000        1999       2000       1999
                                                  ------      ------     ------     ------
Revenue:
  Net product sales                                 86.9%      100.0%      94.7%     100.0%
  Technology transfer fees                          13.1%        0.0%       5.3%       0.0%
                                                  ------      ------     ------     ------
     Total revenue                                 100.0%      100.0%     100.0%     100.0%
Cost of revenue:
  Product sales                                     66.7%       75.6%      71.5%      86.7%
  Technology transfer                                1.3%        0.0%       0.5%       0.0%
                                                  ------      ------     ------     ------
     Total cost of revenue                          68.0%       75.6%      72.0%      86.7%
                                                  ------      ------     ------     ------
     Gross profit                                   32.0%       24.4%      28.0%      13.3%

Operating expenses:
     Sales and marketing                            34.4%       33.2%      29.6%      38.3%
     Research and development                       18.4%       16.2%      17.3%      26.9%
     General and administrative                     16.7%       20.9%      16.6%      21.9%
     Non-cash compensation                           8.2%        1.5%       6.8%       3.9%
                                                  ------      ------     ------     ------
         Total operating expenses                   77.8%       71.8%      70.4%      91.0%
                                                  ------      ------     ------     ------
         Loss from operations                      (45.8)%     (47.4)%    (42.4)%    (77.7)%

Other income (expense):
     Interest expense                               (0.8)%     (10.6)%     (4.3)%    (11.4)%
     Interest income                                 7.8%        0.8%       3.9%       0.6%
     Non-cash deferred loan costs                  (21.2)%     (33.7)%    (13.4)%    (38.4)%
     Other, net                                      0.0%        0.0%       0.0%       0.0%
                                                  ------      ------     ------     ------
         Loss before provision for income taxes    (60.0)%     (90.9)%    (56.2)%   (126.9)%
Provision for income taxes                           0.0%        0.0%       0.0%       0.0%
                                                  ------      ------     ------     ------
         Net loss                                  (60.0)%     (90.9)%    (56.2)%   (126.9)%
Beneficial conversion costs of preferred stock       0.0%        0.0%      (0.3)%      0.0%
                                                  ------      ------     ------     ------
Net loss attributable to common stockholders       (60.0)%     (90.9)%    (56.5)%   (126.9)%
                                                  ======      ======     ======     ======

Comparison of Three Months Ended September 30, 2000 and 1999

         Net product sales. Net product sales consist of sales of product net of returns and allowances. We recognize sales at the time goods are shipped and the ownership of the goods is transferred to the customer, and maintain a reserve for stock rotation transactions with the distribution channel. Net product sales increased 95.7% to $6.6 million for the three months ended September 30, 2000 from $3.4 million for the three months ended September 30, 1999. There were several factors that contributed to the sales growth, with sales of new products, which are based on our Split Bridge(TM) technology, being a contributor. Sales from new products totaled $1.2 million for the three months ended September 30, 2000, which represented 18.1% of total net product sales. Sales of our core product lines, power products and monitor stands, increased 116.9% to $5.3 million, which accounted for 80.3 % of total net product sales for the three months ended September 30, 2000 from $2.4 million for the three months ended September 30, 1999. Sales of mechanical port replicators decreased 91.3% to $80,000 for the three months ended September 30, 2000 from $920,000 for the three months ended September 30, 1999. This decrease was anticipated based upon our 1998 decision to abandon this product line which was implemented in the first quarter of 1999.

         Technology transfer fees. Technology transfer fees consist of revenue from the licensing and transferring by the Company of its Split Bridge(TM) technology and architecture and related training and implementation support services. Revenue from technology transfer fees is recognized ratably over the term of the sales agreement. During the three months ended September 30, 2000, the Company, for the first time, licensed and transferred its Split Bridge(TM) technology and as a result, recognized a portion of a technology transfer fee of $1.0 million or 13.1% of total revenue.

         Cost of revenue - product sales. Cost of revenue - product sales consists primarily of costs associated with components, outsourced manufacturing and in-house labor associated with assembly, testing, packaging, shipping, quality assurance, depreciation of equipment and indirect manufacturing costs. Cost of revenue - product sales increased 98.9% to $5.1 million for the three months ended September 30, 2000 from $2.6 million for the three months ended September 30, 1999. The increase in cost of revenue - product sales was primarily the result of the volume increase in net product sales. Cost of revenue - product sales as a percentage of total revenue decreased to 66.7% for the three months ended September 30, 2000 from 75.6% for the three months ended September 30, 1999.

         Cost of revenue - technology transfer. Cost of revenue - technology transfer consists of engineering expenses related to the Split Bridge(TM) technology. The cost of revenue - technology transfer was $100,000, and as a percentage of total revenue was 1.3%, for the three months ended September 30, 2000.

         Gross profit. Gross profit increased to 32.0% of total revenue for the three months ended September 30, 2000 from 24.4% of total revenue for the three months ended September 30, 1999. The gross profit rate improvement had two primary drivers: the shift of manufacturing to outsourced contract manufacturers during 1999 and a change in our sales mix from mechanical port replicators which have low gross margin percentages to new products which have higher gross margin percentages.

         Sales and marketing. Sales and marketing expenses generally consist of salaries, commissions and other personnel related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. Sales and marketing expenses increased 134.1% to $2.6 million for the three months ended September 30, 2000 from $1.1 million for the three months ended September 30, 1999. The increase was primarily due to the launch of the new universal product line. Spending was increased on demand creation activities including advertising, trade shows and retail promotions. As a percentage of total revenue, sales and marketing expenses were relatively consistent at 34.4% for the three months ended September 30, 2000 and 33.2% for the three months ended September 30, 1999. We expect sales and marketing expenses to increase in the future as we continue to launch new product lines.

         Research and development. Research and development expenses consist primarily of salaries and personnel-related costs, facilities, outside consulting, lab costs and travel related costs of our product development group. Research and development expenses increased 155.5% to $1.4 million for the three months ended September 30, 2000 from $548,000 for the three months ended September 30, 1999. Research and development expenses as a percentage of total revenue increased slightly to 18.4% for the three months ended September 30, 2000 from 16.2% for the three months ended September 30, 1999. We expect research and development costs to increase in the future as we continue to develop next generation ASIC chips in order to keep us at the leading edge of universal docking and remote PCI bus applications.

         General and administrative. General and administrative costs consist primarily of salaries and other personnel-related costs of our finance, human resources, informational systems, corporate development and other administrative personnel, professional fees, bad debt, depreciation and amortization and related expenses. General and administrative costs increased 79.6% to $1.3 million for the three months ended September 30, 2000 from $706,000 for the three months ended September 30, 1999. The increase was primarily attributed to the recruiting and relocation expenses and salaries of personnel hired to build the infrastructure to support our growth. As a percentage of total revenue, general and administrative expenses decreased to 16.7% for the three months ended September 30, 2000 from 20.9% for the three months ended September 30, 1999. We expect general and administrative costs to increase in the future. We are currently building infrastructure to manage our anticipated growth. In addition, we expect higher legal, accounting and other expenses associated with being a public company.

         Non-cash compensation. Non-cash compensation, which is the result of the issuance of common stock, warrants and stock options at a price deemed to be less than market value to employees and outside consultants for services rendered increased to $626,000 for the three months ended September 30, 2000 from $50,000 for the three months ended September 30, 1999. As a percentage of total revenue, non-cash compensation was 8.2% and 1.5% for the three months ended September 30, 2000 and 1999, respectively.

         Interest expense, net. Interest expense consists of interest on our bank revolving lines of credit and promissory notes as well as our subordinated debt and convertible debentures, partially offset by interest earned on our cash balances and short-term investments. Net interest expense (income) for the three months ended September 30, 2000 was ($534,000) compared to $333,000 for the three months ended September 30, 1999. The change was primarily due to the paydown of debt with our IPO proceeds and interest earned on our IPO proceeds.

         Non-cash deferred loan costs. In March and July, 1999 we issued convertible bridge loan debt that included warrants. During the three months ended September 30, 2000, the bridge loan was paid down and as a result, we recognized a charge for deferred loan expense of $1.6 million relative to such warrants. For the three months ended September 30, 1999, non-cash deferred loan costs were $1.1 million.

         Income taxes. We have incurred losses from inception to date; therefore, no provision for income taxes was required for the three months ended September 30, 2000 and 1999.

Comparison of Nine Months Ended September 30, 2000 and 1999

         Net product sales. Net product sales increased 76.1% to $17.9 million for the nine months ended September 30, 2000 from $10.2 million for the nine months ended September 30, 1999. Sales of new products, which are based on our Split Bridge(TM) technology, contributed to the growth in net product sales. Sales from new products totaled $5.0 million for the nine months ended September 30, 2000 which represented 27.9% of total net product sales. Sales of our core product lines, power products and monitor stands increased 93.5% to $12.2 million, which accounted for 68.1% of total net product sales for the nine months ended September 30, 2000 from $6.3 million for the nine months ended September 30, 1999. Sales of mechanical port replicators decreased 82.0% to $700,000 for the nine months ended September 30, 2000 from $3.8 million for the nine months ended September 30, 1999. This decrease was anticipated based upon our 1998 decision to abandon this product line which was implemented in the first quarter of 1999.

         Technology transfer fees. Technology transfer fees were $1.0 million for the nine months ended September 30, 2000. The technology transfer fees were due to the licensing and transferring by the Company of its Split Bridge(TM) technology and related support services resulting in the recognition of a portion of a technology transfer fee of $1.0 million or 5.3% of total revenue.

         Cost of revenue - product sales. Cost of revenue - product sales increased 53.3% to $13.5 million for the nine months ended September 30, 2000 from $8.8 million for the nine months ended September 30, 1999. The increase in cost of revenue - product sales was primarily the result of the volume increase in net product sales. Cost of revenue - product sales as a percentage of total revenue decreased to 71.5% for the nine months ended September 30, 2000 from 86.7% for the nine months ended September 30, 1999.

         Cost of revenue - technology transfer. The cost of revenue - technology transfer was $100,000, and as a percentage of total revenue was 0.5%, for the nine months ended September 30, 2000.

         Gross profit. Gross profit increased to 28.0% of total revenue for the nine months ended September 30, 2000 from 13.3% of total revenue for the nine months ended September 30, 1999. The gross profit rate improvement had two primary drivers: the shift of manufacturing to outsourced contract manufacturers during 1999 and a change in our sales mix from mechanical port replicators which have low gross margin percentages to new products which have higher gross margin percentages.

         Sales and marketing. Sales and marketing expenses increased 43.9% to $5.6 million for the nine months ended September 30, 2000 from $3.9 million for the nine months ended September 30, 1999. The increase was partly due to a decrease in spending in the second quarter of 1999 from relatively high levels in the first quarter of that year as a result of the decision to abandon the mechanical dock business and reposition the Company to pursue a universal line of docking stations. Sales and marketing expenses as a percentage of total revenue decreased to 29.6% for the nine months ended September 30, 2000 from 38.3% for the nine months ended September 30, 1999 primarily due to net sales increasing at a greater rate than our sales and marketing expenses. We expect sales and marketing expenses to increase in the future as we continue to launch new product lines and as sales increase.

         Research and development. Research and development expenses increased 19.7% to $3.3 million for the nine months ended September 30, 2000 from $2.7 million for the nine months ended September 30, 1999. Research and development expenses as a percentage of total revenue decreased to 17.3% for the nine months ended September 30, 2000 from 26.9% for the nine months ended September 30, 1999. The reduction was the result of discontinuing development of mechanical docking products which was engineering intensive due to the model specific nature of the product and the short lifecycle of the host portable computer. We expect research and development costs to increase in the future as we continue to develop next generation ASIC chips in order to keep us at the leading edge of universal docking and remote PCI bus applications.

         General and administrative. General and administrative costs increased 41.4% to $3.1 million for the nine months ended September 30, 2000 from $2.2 million for the nine months ended September 30, 1999. The increase was primarily attributed to the recruiting and relocation expenses and salaries of personnel hired to build the infrastructure to support our growth. As a percentage of total revenue, general and administrative expenses decreased to 16.6% for the nine months ended September 30, 2000 from 21.9% for the nine months ended September 30, 1999.

         Non-cash compensation. Non-cash compensation which is the result of the issuance of common stock, warrants and stock options at a price deemed to be less than market value to employees and outside consultants for services rendered increased 220.9% to $1.3 million for the nine months ended

September 30, 2000 from $401,000 for the nine months ended September 30, 1999. As a percentage of total revenue, non-cash compensation was 6.8% and 3.9% for the nine months ended September 30, 2000 and 1999, respectively.

         Interest expense, net. Net interest expense decreased to $84,000 for the nine months ended September 30, 2000 from $1.1 million for the nine months ended September 30, 1999. The decrease was primarily due to the paydown of debt with our IPO proceeds and interest earned on our IPO proceeds.

         Non-cash deferred loan costs. In March and July, 1999 we issued convertible bridge loan debt that included warrants. During the nine months ended September 30, 2000, the bridge loan was paid down and as a result, we recognized a charge for deferred loan expense of $2.5 million relative to such warrants. For the nine months ended September 30, 1999, non-cash deferred loan costs were $3.9 million.

         Income taxes. We have incurred losses from inception to date; therefore, no provision for income taxes was required for the nine months ended September 30, 2000 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

         On June 30, 2000, the Company's registration statement on Form S-1 registering its initial public offering of 4,000,000 shares of common stock became effective (the "IPO"). At the offering price of $12.00 per share, the Company received proceeds of approximately $43.1 million, net of underwriting discounts, commissions and other expenses, from the IPO. As part of the IPO, the Company granted the underwriters a 30-day option to purchase up to 600,000 additional shares of common stock to cover over-allotments, if any. On July 28, 2000, the underwriters exercised their 30-day option in full and purchased 600,000 additional shares of common stock, resulting in additional IPO proceeds due to the Company of approximately $6.7 million, net of underwriting discounts, commissions and other expenses.

         Since inception, we have funded our operations primarily through debt and equity financing, as the cost of our operating activities have exceeded our sales. Our operating activities used cash of $9.1 million and $9.7 million for the nine months ended September 30, 2000 and 1999, respectively. Net cash used in operating activities for the nine months ended September 30, 2000 was primarily attributed to our net loss and an increase in accounts receivable and inventories, offset in part by a decrease in amortization of deferred loan costs and deferred compensation, non-cash expenses.

         Our investing activities used cash of $3.8 million and $645,000 for the nine months ended September 30, 2000 and 1999, respectively. From inception through September 30, 2000, cash used in investing activities was primarily attributable to the issuance of a note receivable and the purchase of a stock warrant.

         Our financing activities provided cash of $46.3 million and $9.0 million for the nine months ended September 30, 2000 and 1999, respectively. Net cash provided by financing activities for the nine months ended September 30, 2000 was primarily from net proceeds from the issuance of common stock in our IPO.

         Our cash and cash equivalents increased to $38.2 million at September 30, 2000, compared to $4.8 million at December 31, 1999. Our net working capital at those same dates was $43.1 million and $5.5 million, respectively. At September 30, 2000 our available sources of liquidity other than our cash and cash equivalents were foreign and domestic lines of credit with Bank of America totaling $3.75 million.

         We believe that our existing sources of liquidity and net proceeds from the IPO will be sufficient to satisfy our expected working capital, debt repayment requirements and capital expenditures needs for at least the next twelve months.

         At December 31, 1999 we had $32.0 million of federal net operating loss carryforwards which expire at various dates. We anticipate that the sale of common stock in the IPO coupled with prior sales of common stock will cause an annual limitation on the use of our net operating loss carryforwards pursuant to the change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended. This limitation is expected to have a material effect on the timing of our ability to use the net operating loss carryforward in the future. Additionally, our ability to use the net operating loss carryforward is dependent upon our level of future profitability, which cannot be determined.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to certain market risks in the ordinary course of our business. These risks result primarily from changes in foreign currency exchange rates and interest rates. In addition, our international operations are subject to risks related to differing economic conditions, changes in political climate, differing tax structures and other regulations and restrictions.

         To date we have not utilized derivative financial instruments or derivative commodity instruments. We do not expect to employ these or other strategies to hedge market risk in the foreseeable future. We invest our cash in money market funds, which are subject to minimal credit and market risk. We believe that the market risks associated with these financial instruments are immaterial.

         Our revolving lines of credit and certain other debt obligations are subject to variable rate interest which could be adversely affected by increases in rates. During October 2000, all of our debt was paid-off with proceeds from our IPO which minimizes this interest rate risk.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

         We are not a party to any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         The following information relates to the use of proceeds from our IPO and updates such information previously reported. The effective date of our Registration Statement on Form S-1, commission file number 333-30264, relating to our IPO was June 30, 2000.

         From the effective date of the Registration Statement on June 30, 2000 through September 30, 2000, which was the end of the reporting period, we used net proceeds from the IPO to repay indebtedness of approximately $8.4 million, made a loan to Portsmith LLC of $2.2 million, provided for working capital needs of $1.4 million and purchased a stock warrant from 2C Computing, Inc. of $1.2 million. Subsequent to September 30, 2000, we used $2 million of the net proceeds from the offering as consideration paid, in part, for the acquisition of Mesa Ridge Technologies, Inc. (d/b/a MAGMA).

         All of the above listed payments were direct or indirect payments to persons other than: directors, officers, general partners or their associates, persons owning ten percent or more of any class of our equity securities, or our affiliates.

         Effective June 30, 2000, we entered into a Consulting Agreement with Portsmith LLC (n/k/a Portsmith, Incorporated) ("Portsmith") pursuant to which Portsmith agreed to perform certain consulting services for us. In connection therewith, we agreed to sell Portsmith 100,000 shares of our Common Stock at a purchase price of $12.00 per share, with $1,198,000 of such purchase price being paid pursuant to the issuance to us by Portsmith of a non-recourse promissory note, secured by a pledge of such shares. The basis for the exemption from registration is Section 4(2) of the Securities Act.

         On October 2, 2000, we entered into and closed an Agreement and Plan of Merger by and among Mobility Electronics, a wholly-owned subsidiary of Mobility Electronics and MAGMA in which MAGMA merged with and into our wholly-owned subsidiary. As part of the merger we issued 562,098 shares of Common Stock, that were not registered under the Securities Act, to the former shareholders of MAGMA and also paid the shareholders $2 million in cash. Those shareholders are also entitled to contingent earn out payments depending on MAGMA's performance during the next two years. The basis for the exemption from registration is
Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         None

ITEM 5. OTHER INFORMATION:

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

         (a) Exhibits:

    Exhibit
    Number         Description
    -------        -----------
      3.1     --  Certificate of Incorporation of the Company.(1)

      3.2     --  Articles of Amendment to the Certificate of Incorporation of
                  the Company dated as of June 17, 1997.(3)

      3.3     --  Articles of Amendment to the Certificate of Incorporation of
                  the Company dated as of September 10 1997.(1)

      3.4     --  Articles of Amendment to the Certificate of Incorporation of
                  the Company dated as of July 20, 1998.(1)

      3.5     --  Articles of Amendment to the Certificate of Incorporation of
                  the Company dated as of February 3, 2000.(1)

      3.6     --  Certificate of Designations, Preferences, Rights and
                  Limitations of Series C Preferred Stock.(1)

      3.7     --  Amended Bylaws of the Company.(1)

      3.8     --  Certificate of the Designations, Preferences, Rights and
                  Limitations of Series D Preferred Stock.(2)

      3.9     --  Articles of Amendment to the Certificate of Incorporation of
                  the Company dated as of March 31, 2000.(3)

      4.1     --  Specimen of Common Stock Certificate.(4)

      4.2     --  Form of 12% Convertible Debenture of the Company.(1)

      4.3     --  Registration Rights Agreement by and between the Company and
                  Miram International, Inc. dated July 29, 1997. (1)

      4.4     --  Form of Unit Purchase Agreement used in 1998 Private
                  Placements for the Purchase of Up To 900 Units, Each
                  Consisting of 1,000 shares of the Company's Common stock.(1)

      4.5     --  Form of Unit Purchase Agreement used in 1997 Private
                  Placements for the Purchase of Up To 875 Units, Each
                  Consisting of 2,000 shares of the Company's common stock and warrants to purchase 500 shares of the Company's Common Stock.
                  (1)

      4.6     --  Form of Warrant to Purchase Shares of common stock of the
                  Company used with the 13% Bridge Notes and Series C Preferred
                  Stock Private Placements. (3)

      4.7     --  Form of 13% Bridge Promissory Note and Warrant Purchase
                  Agreement used in March 1999 Private Placement.(1)

      4.8     --  Form of 13% Bridge Promissory Note and Warrant Purchase
                  Agreement used in July 1999 Private Placement.(1)

      4.9     --  Form of 13% Bridge Note issued in July 1999 Private
                  Placements.(1)

     4.10     --  13% Bridge Note Conversion Notice expired June 30, 1999.(1)


     4.11     --  Form of Series C Preferred Stock Purchase Agreement used in
                  1998 and 1999 Private Placements.(1)

     4.12     --  Form of Series C Preferred Stock and Warrant Purchase
                  Agreements used in 1999 and 2000 Private Placements.(1)

     4.13     --  Series C Preferred Stock Purchase Agreement executed May 3,
                  1999, between the Company, Philips Semiconductors VLSI, Inc.
                  (f/k/a VLSI Technology, Inc.) and Seligman Communications and
                  Information Fund, Inc.(1)

     4.14     --  Amended and Restated Stock Purchase Warrant issued by the
                  Company to Finova Capital Corporation (f/k/a Sirrom Capital
                  Corporation) dated as of March 25, 1998.(1)

     4.15     --  Stock Purchase Warrant issued by the Company to Finova Capital
                  Corporation (f/k/a Sirrom Capital Corporation) dated as of
                  March 25, 1998.(1)

     4.16     --  Series C Preferred Stock and Warrant Purchase Agreement dated
                  October 29, 1999, between the Company and Seligman
                  Communications and Information Fund, Inc.(1)

     4.17     --  Contribution and Indemnification Agreement by and among Janice
                  L. Breeze, Jeffrey S. Doss, Charles R. Mollo, Cameron Wilson, the Company and certain Stockholders of the Company dated
                  April 20, 1998.(1)

     4.18     --  Form of Warrant to Purchase common stock of the Company issued to certain holders in Connection with that certain
                  Contribution and Indemnification Agreement by and among Janice
                  L. Breeze, Jeffrey S. Doss, Charles S. Mollo, Cameron Wilson, the Company and certain Stockholders of the Company dated
                  April 20, 1998.(1)

     4.19     --  Form of Warrant to Purchase common stock of the Company issued to certain holders in Connection with that certain
                  Contribution and Indemnification Agreement by and among Janice
                  L. Breeze, Jeffrey S. Doss, Charles S. Mollo, Cameron Wilson, the Company and certain Stockholders of the Company dated
                  November 2, 1999.(2)

     4.20     --  Form of Warrant to Purchase Common Stock of the Company issued in the 1997

     4.21     --  Form of 13% Bridge Note issued in March 1999 Private
                  Placement.(2)

     4.23     --  Investor Rights Agreement dated October 29, 1999 by and between the Company and Seligman Communications and Information Fund, Inc. entered into in connection with The
                  Series C Preferred Stock and Warrant Purchase Agreement Series
                  C Preferred Stock and Warrant Purchase Agreement dated October
                  29, 1999.(2)

     4.24     --  Form of Warrant to Purchase Shares of Common Stock issued in connection with the Loan Extension Agreement dated February
                  29, 2000.(2)

     4.25     --  Investors' Rights Agreement executed May 3, 1999 between the
                  Company, Philips Semiconductors VLSI, Inc. f/k/a VLSI
                  Technology, Inc.) and Seligman Communications and Information
                  Fund, Inc.(3)

     4.26     --  Registration Rights granted by the Company to Cybex Computer
                  Products Corporation in connection with the Strategic Partner
                  Agreement dated March 6, 2000.(3)

     4.27     --  13% Bridge Note Conversion Notice used in July 1999 Private
                  Placement.(4)

     10.1     --  Strategic Partnership Agreement dated July 12, 2000 made by and between the Company and 2C Computing, Inc.(5)

     10.2     --  License Agreement dated July 12, 2000 made by and between the
                  Company and 2C Computing, Inc.(5)

     10.3     --  Agreement and Plan of Merger dated October 2, 2000 made by and among the Company, Magma, Inc., Mesa Ridge Technologies, Inc.
                  (d/b/a MAGMA) and all of the shareholders of MAGMA.(7)

     10.4     --  Consulting Agreement dated June 30, 2000 made by and between the Company and Portsmith LLC.(6)

     10.5     --  Promissory Note dated June 30, 2000 issued by Portsmith LLC to the Company.(6)

     24.1     --  None

     27.1     --  Financial Data Schedule.(8)

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

(2) Previously filed as an exhibit to Amendment No. 1 to Registration Statement No. 333-30264 dated March 28, 2000.

(3) Previously filed as an exhibit to Amendment No. 2 to Registration Statement No. 333-30264 dated May 4, 2000.

(4) Previously filed as an exhibit to Amendment No. 4 to Registration Statement No. 333-30264 dated May 26, 2000.

(5) Previously filed as an exhibit to Post-Effective Amendment No. 1 to Registration Statement No. 333-30264 dated July 24, 2000.

(6)  Previously filed as an exhibit to Form 10-Q dated August 14, 2000.

(7)  Previously filed as an exhibit to Form 8-K dated October 17, 2000.

(8)  Filed herewith.

          (b) Reports on Form 8-K: None filed during the quarter ended September 30, 2000, however, a Form 8-K dated October 17, 2000 was filed to report the acquisition of Mesa Ridge Technologies, Inc. (d/b/a MAGMA) under Item 2.

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

                                    SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MOBILITY ELECTRONICS, INC.



Dated: November 14, 2000            By: /s/ RICHARD W. WINTERICH
       -----------------                ----------------------------------------
                                    Richard W. Winterich
                                    Vice President and Chief Financial Officer
                                      and Authorized Officer of Registrant
                                    (Principal Financial and Accounting Officer)

                           MOBILITY ELECTRONICS, INC.

                                INDEX TO EXHIBITS

    EXHIBIT
    NUMBER       DESCRIPTION
    -------      -----------
      3.1   --   Certificate of Incorporation of the Company.(1)

      3.2   --   Articles of Amendment to the Certificate of Incorporation of
                 the Company dated as of June 17, 1997.(3)

      3.3   --   Articles of Amendment to the Certificate of Incorporation of
                 the Company dated as of September 10 1997.(1)

      3.4   --   Articles of Amendment to the Certificate of Incorporation of
                 the Company dated as of July 20, 1998.(1)

      3.5   --   Articles of Amendment to the Certificate of Incorporation of
                 the Company dated as of February 3, 2000.(1)

      3.6   --   Certificate of Designations, Preferences, Rights and
                 Limitations of Series C Preferred Stock.(1)

      3.7   --   Amended Bylaws of the Company.(1)

      3.8   --   Certificate of the Designations, Preferences, Rights and
                 Limitations of Series D Preferred Stock.(2)


      3.9   --   Articles of Amendment to the Certificate of Incorporation of
                 the Company dated as of March 31, 2000.(3)

      4.1   --   Specimen of Common Stock Certificate.(4)

      4.2   --   Form of 12% Convertible Debenture of the Company.(1)

      4.3   --   Registration Rights Agreement by and between the Company and
                 Miram International, Inc. dated July 29, 1997. (1)

      4.4   --   Form of Unit Purchase Agreement used in 1998 Private Placements for the Purchase of Up To 900 Units, Each Consisting of 1,000
                 shares of the Company's Common stock.(1)

      4.5   --   Form of Unit Purchase Agreement used in 1997 Private Placements for the Purchase of Up To 875 Units, Each Consisting of 2,000
                 shares of the Company's Common stock and warrants to purchase
                 500 shares of the Company's Common Stock. (1)

      4.6   --   Form of Warrant to Purchase Shares of common stock of the
                 Company used With the 13% Bridge Notes and Series C Preferred
                 Stock Private Placements. (3)

      4.7   --   Form of 13% Bridge Promissory Note and Warrant Purchase
                 Agreement used in March 1999 Private Placement.(1)

      4.8   --   Form of 13% Bridge Promissory Note and Warrant Purchase
                 Agreement used in July 1999 Private Placement.(1)

      4.9   --   Form of 13% Bridge Note issued in July 1999 Private
                 Placements.(1)

     4.10   --   13% Bridge Note Conversion Notice expired September 30,
                 1999.(1)

     4.11   --   Form of Series C Preferred Stock Purchase Agreement used in
                 1998 and 1999 Private Placements.(1)

     4.12   --   Form of Series C Preferred Stock and Warrant Purchase
                 Agreements used in 1999 and 2000 Private Placements.(1)

     4.13   --   Series C Preferred Stock Purchase Agreement executed May 3,
                 1999, between the Company, Philips Semiconductors VLSI, Inc.
                 (f/k/a VLSI Technology, Inc.) and Seligman Communications and
                 Information Fund, Inc.(1)

     4.14   --   Amended and Restated Stock Purchase Warrant issued by the
                 Company to Finova Capital Corporation (f/k/a Sirrom Capital
                 Corporation) dated as of March 25, 1998.(1)

     4.15   --   Stock Purchase Warrant issued by the Company to Finova Capital
                 Corporation (f/k/a Sirrom Capital Corporation) dated as of
                 March 25, 1998.(1)

     4.16   --   Series C Preferred Stock and Warrant Purchase Agreement dated
                 October 29, 1999, Between the Company and Seligman
                 Communications and Information Fund, Inc.(1)

     4.17   --   Contribution and Indemnification Agreement by and among Janice
                 L. Breeze, Jeffrey S. Doss, Charles R. Mollo, Cameron Wilson,
                 the Company and certain Stockholders of the Company dated April
                 20, 1998.(1)

     4.18   --   Form of Warrant to Purchase common stock of the Company issued to certain holders in Connection with that certain Contribution and Indemnification Agreement by and among Janice L. Breeze,
                 Jeffrey S. Doss, Charles S. Mollo, Cameron Wilson, the Company
                 and Certain Stockholders of the Company dated April 20,
                 1998.(1)

     4.19   --   Form of Warrant to Purchase common stock of the Company issued to certain holders in Connection with that certain Contribution and Indemnification Agreement by and among Janice L. Breeze,
                 Jeffrey S. Doss, Charles S. Mollo, Cameron Wilson, the Company
                 and Certain Stockholders of the Company dated November 2,
                 1999.(2)

     4.20   --   Form of Warrant to Purchase Common Stock of the Company issued in the 1997

     4.21   --   Form of 13% Bridge Note issued in March 1999 Private
                 Placement.(2)

     4.23   --   Investor Rights Agreement dated October 29, 1999 by and between the Company and Seligman Communications and Information Fund,
                 Inc. entered into in connection with The Series C Preferred
                 Stock and Warrant Purchase Agreement Series C Preferred Stock
                 And Warrant Purchase Agreement dated October 29, 1999.(2)

     4.24   --   Form of Warrant to Purchase Shares of Common Stock issued in connection with the Loan Extension Agreement dated February 29,
                 2000.(2)

     4.25   --   Investors' Rights Agreement executed May 3, 1999 between the
                 Company, Philips Semiconductors VLSI, Inc. f/k/a VLSI
                 Technology, Inc.) and Seligman Communications And Information
                 Fund, Inc.(3)

     4.26   --   Registration Rights granted by the Company to Cybex Computer
                 Products Corporation in connection with the Strategic Partner
                 Agreement dated March 6, 2000.(3)

     4.27   --   13% Bridge Note Conversion Notice used in July 1999 Private
                 Placement.(4)

     10.1   --   Strategic Partnership Agreement dated July 12, 2000 made by and between the Company and 2C Computing, Inc.(5)

     10.2   --   License Agreement dated July 12, 2000 made by and between the
                 Company and 2C Computing, Inc.(5)

     10.3   --   Agreement and Plan of Merger dated October 2, 2000 made by and among the Company, Magma, Inc., Mesa Ridge Technologies, Inc.
                 (d/b/a MAGMA) and all of the shareholders of MAGMA.(7)

     10.4   --   Consulting Agreement dated June 30, 2000 made by and between the Company and Portsmith LLC.(6)

     10.5   --   Promissory Note dated June 30, 2000 issued by Portsmith LLC to the Company.(6)

     24.1   --   None

     27.1   --   Financial Data Schedule.(8)

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

(2) Previously filed as an exhibit to Amendment No. 1 to Registration Statement No. 333-30264 dated March 28, 2000.

(3) Previously filed as an exhibit to Amendment No. 2 to Registration Statement No. 333-30264 dated May 4, 2000.

(4) Previously filed as an exhibit to Amendment No. 4 to Registration Statement No. 333-30264 dated May 26, 2000.

(5) Previously filed as an exhibit to Post-Effective Amendment No. 1 to Registration Statement No. 333-30264 dated July 24, 2000.

(6)  Previously filed as an exhibit to Form 10-Q dated August 14, 2000.

(7)  Previously filed as an exhibit to Form 8-K dated October 17,2000.

(8)  Filed herewith.

    All other schedules and exhibits are omitted because they are not applicable or because the required information is contained in the Financial Statements or Notes thereto.