Form 10-K
period 2000-12-31
MOBILITY ELECTRONICS INC
filed 2001-04-02
CIK 1075656

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-K
(MARK ONE)
     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2000

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             FOR THE TRANSITION PERIOD FROM           TO
                             ---------------------
                              COMMISSION FILE NO.:
                             ---------------------
                           MOBILITY ELECTRONICS, INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                        86-0843914
        (State or other jurisdiction of                          (I.R.S. Employer
         incorporation or organization)                       Identification Number)

            7955 EAST REDFIELD ROAD
           SCOTTSDALE, ARIZONA 85260                                  85260
    (Address of principal executive offices)                        (Zip Code)

                                 (480) 596-0061
               Registrant's telephone number, including area code

          Securities registered pursuant to Section 12(b) of the Act:

                                                              NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                              ON WHICH REGISTERED
              -------------------                             ---------------------
                      None                                             None

 Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $.01
                                   PAR VALUE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             ---------------------
     The aggregate market value of the voting stock held by non-affiliates of the registrant as computed by reference to the average of the closing bid and asked prices of such stock, as reported by the Nasdaq, on March 15, 2001 ($2.8285) was $43,549,164. Shares of voting stock held by each officer and director and by each person who owns 10% or more of the Company's outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of the registrant's common stock as of March 15, 2001 was:

                       14,743,858 shares of common stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
Part I..................................................................     1
  Item 1.   Business....................................................     1
  Item 2.   Facilities..................................................    14
  Item 3.   Legal Proceedings...........................................    14
  Item 4.   Submission of Matters to a Vote of Security Holders.........    14
  Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................    14
  Item 6.   Selected Consolidated Financial Data........................    17
Part II.................................................................    18
  Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................    18
  Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk........................................................    25
  Item 8.   Financial Statements and Supplementary Data.................    25
  Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................    26
Part III................................................................    26
  Item 10.  Executive Officers, Directors and Key Employees.............    26
  Item 11.  Executive Compensation......................................    29
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management..................................................    33
  Item 13.  Certain Transactions........................................    36
Part IV.................................................................    38
  Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.........................................................    38

                                     PART I

                DISCLOSURE CONCERNING FORWARD-LOOKING STATEMENTS

     Certain statements under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

     - loss of, and failure to replace, any significant customers;

     - timing and success of new product introductions;

     - product developments, introductions and pricing of competitors;

     - timing of substantial customer orders;

     - availability of qualified personnel;

     - performance of suppliers and subcontractors;

     - market demand and industry and general economic or business conditions;

     - the "Risk Factors" set forth in our Registration Statement on Form S-1 (No. 333-30264), dated February 11, 2000

     - other factors to which this report refers.

ITEM I. BUSINESS

  The Company

     Mobility Electronics designs, develops and markets connectivity devices and accessories for the computer industry and for a broad range of related microprocessor applications. Our major focus is on developing remote peripheral component interface, or PCI bus, technology and products using our proprietary Split Bridge(TM) technology. We also design, develop and market a range of connectivity and power products for portable computers. These products include docking stations that utilize universal serial bus, or USB, technology, monitor stands and in air/in car chargers to power portable computers. We are still in the process of designing, developing and upgrading our Split Bridge(TM) technology and products, and as a result, to date our revenues have come predominantly from our connectivity and power products.

     We have structured our resources to pursue the market opportunities related to PCI expansion and connectivity. We plan to focus on the deployment of our patented Split Bridge(TM) technology. We will continue to support the power product and USB connectivity products, but anticipate ultimately that the PCI expansion and connectivity products and technology will provide the bulk of future revenue growth.

     The PCI bus is the electrical transmission path linking the computer's central processing unit with its memory and other peripheral devices, such as modems, disk drives and local area networks, or LANs. Our proprietary Split Bridge(TM) technology consists of a Split Bridge(TM) link, typically two customized semiconductors, known as application-specific integrated circuits, or ASIC chips, two connectors and a high-speed, bi-directional cable. Our technology for the first time allows the primary PCI bus of any computer to be extended to a remote location, up to 17 feet, with virtually no software requirements or performance degradation, thereby enabling architectural designs of computer systems and applications that previously were not feasible.

Unlike traditional communication protocols such as universal serial bus, or USB, firewire, or IEEE 1394, Ethernet and small computer systems interface, or SCSI, Split Bridge(TM) technology offers a combination of:

     - high performance, bi-directional gigabit speeds;

     - plug and play ease of use with no unique software requirements;

     - flexible architectural design choices;

     - minimal special size, heat and power requirements; and

     - cost effective pricing.

     Since Split Bridge(TM) technology extends the PCI bus, it can also accommodate any of the traditional communication protocols in the remote location as if they are attached to the primary PCI bus.

     Split Bridge(TM) technology is suitable for many applications, including universal docking stations for portable and handheld computers, desktop expansion modules, servers, keyboard-video-mouse, or KVM, switches, and potentially routers, business machines, such as copiers and printers, test equipment, modular computers, computer data storage, in-home remote computer extension and other applications that could benefit from extending the PCI bus or from enhanced communication among computers.

     Our first major application for Split Bridge(TM) technology is the creation of a new universal docking product category which provides portable computer users with the ability to configure a flexible, high performance docking solution that meets their individual needs, and more importantly, is compatible with most makes and models of portable computers.

     Our second major application is the provision of additional lower cost expansion and back up capacity, remote access and enhanced communication among computers in the server, desktop and KVM switch markets in partnership with Avocent Corporation and 2C Computing, Inc.

     Our Split Bridge(TM) technology won PC Week's "Best New Technology" award at the fall 1999 COMDEX trade show, the world's largest information technology event in the computer industry. Our Split Bridge(TM)technology and its universal docking application was also runner-up for the "Technology Achievement of the Year Award" at the Mobile Insights 2000 Conference which was held in March 2000. Mobile Insights is a professional services company that focuses on the mobile computing and data communications market.

     On October 2, 2000, the Company acquired all of the assets of Mesa Ridge Technologies, Inc. d/b/a MAGMA, a privately held company. MAGMA provides a range of PCI expansion products for the computer industry which utilize traditional PCI bridge technology and MAGMA's patent expansion technology. The acquisition of MAGMA solidified Mobility's market leadership position in the PCI expansion business by providing products, distribution channels, key customers, and additional resources that can leverage Mobility's Split Bridge(TM) technology and accelerate Mobility's growth and development in this market segment.

     Our current major customers include Compaq, CompUSA, Dell, Gateway, Hewlett-Packard, Hitachi, IBM, Ingram Micro, Microwarehouse, Mitsubishi Electronics, NEC, Tandy, Targus and Toshiba.

  Industry Background

  PCI COMPUTER ARCHITECTURE

     Today the most prevalent computer architecture, which is incorporated into virtually all computer systems and in many related embedded processor applications, uses the PCI bus. However, the PCI bus has a number of key limitations, most notably a constraint on the number of lines, or circuits, and loads that can be attached to it. Historically, these limitations have been mitigated to some extent by attaching a bridge chip to the PCI bus, which in turn permits a number of additional loads or peripherals to be attached to a secondary PCI bus, which is also connected to the bridge chip. This procedure has the major limitation of requiring the secondary PCI bus to be located on the main PCI bus printed circuit board, or PCB, or attached physically by a connector which enables extension of the secondary PCI bus to a maximum of approximately three inches from the main PCB. Consequently, the industry today faces a number of physical and electrical constraints when designing a computer system, and has been unable to move the secondary PCI bus more than a few inches from the primary PCI bus. Additionally, traditional communication protocols, which attempt to address these limitations, have numerous disadvantages since they generally require a processor, extensive software and other related items.

  UNIVERSAL DOCKING

     The portable computer market, which is a rapidly growing segment of the personal computer industry, could benefit from solutions that address the inherent limitations on PCI bus architecture. Demand in this market has been fueled by advances in computer technology and the demand for computer mobility. According to IDC, a leading industry source, the market for portable computers, excluding handheld devices, is expected to grow at a compounded annual growth rate of 13.8% from 15.5 million units in 1998 to approximately 29.6 million units in 2003. In addition, IDC forecasts that the handheld market, which can also benefit from Split Bridge(TM) technology, will grow at a compounded annual growth rate of over 39.8% from 6.6 million units in 1998 to approximately 35.2 million units by 2003. Along with this unit growth, there is an increasing dependence on portable computers. IDC reported that 65.3% of all notebook computers sold in 1998 served as the user's primary computer.

     Coupled with this trend toward portability, there has been an increased demand for computers that are smaller and lighter but have processing functionality similar to that of the traditional desktop computer. To meet this demand, there has been an increased use of peripheral and external devices such as hard drives, CD-ROM drives, networking connections, printers, tape backup units and USB devices which enable the core laptop to be smaller and lighter. To make these smaller and lighter computers more convenient to use in the office and home, port replicators and docking stations have been developed to allow users to connect to networks, peripheral devices and external power sources, providing users with all of the features and functionality of a traditional desktop computer. Port replicators are simple devices that provide users with a cable management system for peripherals such as full-sized keyboards, power cords, mice and monitors. Docking stations include basic port replicator features, as well as more advanced capabilities such as networking, PC card slots, storage devices and internal power supplies. Attaching and releasing a portable computer from a port replicator or docking station is typically a one-step procedure that takes seconds to complete compared to the burdensome task of attaching or releasing each external device separately. When a portable computer is detached from a connectivity product, all external devices connected to the connectivity product stay in place.

     To date, there has not been a provider of a standardized, complete, cost-effective, quick-to-market connectivity solution. Computer original equipment manufacturers, or OEMs, have historically designed port replicators and docking stations internally and subcontracted these products for assembly by various vendors. Because computer OEMs primarily focus on providing portable computers with the latest technological capabilities and strong price and performance characteristics, their development of port replicators and docking stations is a secondary focus and often lack state-of-the-art technology and innovation. These OEM developed port replicators and docking stations are generally expensive, lack configuration flexibility and are often available only well after the computer model is launched. Additionally, computer OEMs generally retool each generation of portable computers and have not created standardized port replicators and docking stations that are independent of manufacturer or model.

  SERVERS, DESKTOP COMPUTERS AND KVM SWITCHES

     The server market, which is a rapidly growing segment of the computer industry, is driven by the increasing demands of the Internet. According to Dataquest, the server market is expected to grow at an annual compounded growth rate of 15.1% from approximately 3.7 million units in 2000 to approximately 5.6 million units in 2003. The desktop PC market is expected to grow at an annual compounded growth rate of 14.8% from approximately 110.5 million units in 2000 to approximately 167.2 million units in 2003.

     Currently this growth is serviced by adding additional servers and PCs because the main PCI bus can only support a fixed number of electrical loads. Additionally, communication among servers, desktop computers and portable computers is limited due to constraints of the PCI bus. These servers are often operated with either an individual KVM switch, or with a dedicated local or, in some cases, remote KVM switch. In all cases, due to current technical limitations these servers operate independently from the desktop or portable computer system, and are generally expensive to expand. Additionally, it is often difficult or expensive to isolate related peripherals for expansion, backup and security reasons.

  OTHER PRODUCTS

     We also offer a full line of in-car/in-air chargers and monitor stands. The in-car/in-air chargers allow the user to power and charge a portable computer in a car or in an airplane that supports the Empower standard, the airline industry's on-board computer power standard.

  The Mobility Solution

  SPLIT BRIDGE(TM) TECHNOLOGY

     Our Split Bridge(TM) technology allows the primary PCI bus of virtually any computer to be extended to a remote location with virtually no software or performance degradation. This technology enables architectural designs of computer systems and applications that previously were not feasible. The implementation of such new solutions can potentially include replacing current bridge chips with Split Bridge(TM) chips, integrating Split Bridge(TM) technology into other chips and technologies or using Split Bridge(TM) technology to create new products and product categories in a variety of potential applications.

     More specifically, Split Bridge(TM) technology eliminates many of the physical and electrical constraints on a primary PCI computer bus and PCB, by allowing one or more Split Bridge(TM) chips to be attached to the primary computer PCI bus, with the mating Split Bridge(TM) chips installed at a remote location along with the secondary PCI bus. As a result, all of the secondary PCI bus loads and peripherals do not need to be attached to the primary PCI bus, therefore eliminating their respective constraints on the primary PCI bus PCB. Additionally, Split Bridge(TM) technology substantially reduces the physical space requirements on the primary PCB by eliminating the need for multiple traditional bridge chip connections and allows the connecting cable to be small and flexible.

  UNIVERSAL DOCKING

     We believe that our universal Split Bridge(TM) docking station product line will advance the state-of-the-art in docking capability by enabling the user to configure a docking system which incorporates standard docking station functionality with the user's preferred peripheral devices and PCI expansion capability. Our universal Split Bridge(TM) docking station is capable of being upgraded due to its modular design, providing the user with enhanced flexibility. Our universal docking station is designed to work with most standard notebook computers and PCI-based computing devices, regardless of the manufacturer or model. Today Split Bridge(TM) technology allows the remote universal docking station to be located up to 17 feet away from the computer. These distances may be much greater as we complete the development of our next generation ASIC chips.

     Our universal docking station provides end users with the flexibility to configure virtually any type of desired docking system, including the ability to convert almost any PCI-based portable computer into a full desktop system. This creates a basis for a connectivity standard for the portable computer industry which would allow the user to replace the desktop computer with a fully integrated, customizable mobile computing system. These universal docking products also provide a range of docking options that were not previously available for many of the existing installed base of portable computers. Our solution further provides distributors, retailers and value-added resellers with the ability to carry a limited number of universal and expandable docking products, as opposed to many individual docking stations that only work with one computer model. Thus, distributors, retailers and value-added resellers can offer flexible choices to their customers and have products readily available when new computer models are launched, while at the same time maintaining a limited SKU count. Finally, these products offer OEMs the ability to create a standardized docking solution for portable computer models, and to provide creative docking solutions.

  SERVERS, DESKTOP COMPUTERS AND KVM SWITCHES

     Split Bridge(TM) technology enables servers, desktop computers, input/output devices, peripherals and other technologies to be placed in multiple remote locations. Thus, our Split Bridge(TM) technology will permit the configuration of new ways to meet the server, desktop and portable computer needs of corporate users. For example, by using our Split Bridge(TM) link, each expansion slot of a server can be expanded to accommodate an additional four loads. This allows the use of a physically smaller server without expansion slots to be expanded as necessary with a Split Bridge(TM) connector, and allows users to avoid adding additional servers until they require more processing capacity. Alternatively, Split Bridge(TM) technology can be used to connect servers, KVM switches, desktop PC computers and portable computers in various locations within the office. This would allow a common connectivity station that accesses any of the above computing devices with enhanced communication between servers, desktop computers and portable computers at different times. With Split Bridge(TM) technology, PCI peripherals can also be easily isolated for expansion, backup and security reasons. Since servers are a rapidly growing segment of the computer industry, and because they often already require multiple bridges, the growth potential for Split Bridge(TM) technology in the server segment could be quite large.

  Technology

     The heart of most computing architecture today and into the foreseeable future is the PCI bus or a derivative of PCI. The primary PCI bus is typically connected to a north bridge chip, which in turn is connected to the central processing unit, or CPU, memory and advanced graphic processor, or AGP, and various peripherals such as audio peripherals, a card bus controller, LAN adapters, SCSI adapters, a bridge chip and other devices. The bridge chip then connects to a secondary PCI bus that can handle additional functions just like the primary PCI bus.

     The key limitations of traditional technology and architecture are:

     - the requirement that the primary and secondary PCI bus be on the same PCB, or be physically attached via a connector which limits the distance to approximately three inches; and

     - the limited number of allowable lines and loads on the PCI bus.

     Thus, substantial expansion requires many bridges on the PCB, creating a variety of physical and loading constraints. These constraints are the reason bridges were invented in the first place, but their limitation is that they take up a load on the bus and the secondary bus is on the same PCB as the primary PCI bus. Split Bridge(TM) chips are like any other bridge chip, except they are divided into two halves separated by a high speed link. Consequentially, our Split Bridge(TM) technology eliminates the requirement of having the secondary PCI bus on the primary PCI bus PCB. As a result, multiple secondary PCI buses can be created at a number of remote locations. The first generation Split Bridge(TM) ASIC chips were designed for distances of up to 17 feet. We believe future generations may extend this distance substantially.

     While a traditional bridge chip has many lines in and out of the chip, typically over 60, on the same PCB, with Split Bridge(TM) technology, these lines are reduced to four, sent over a high-speed link at gigabit speed and returned to the full number of lines at the remote PCI bus location. An additional benefit is that the fundamental technology is transparent to software. Thus, Split Bridge(TM) technology can replace traditional bridge chips in many applications.

     Historically, the above limitations have been addressed by using a range of communication protocols such as USB, IEEE 1394, Ethernet and SCSI. These approaches are generally software intensive, require processors and are applicable for only certain uses since they involve moving data as opposed to extending the PCI bus. The following table illustrates the advantages of Split Bridge(TM) architecture:

                     SPLIT BRIDGE(TM) Technology Advantages

     - Gigabit speed

     - Bi-directional

     - PCI superset (transfers bus, not data)

     - Full PCI bus compatibility

     - No processor requirements

     - No storage requirements

     - Minimal size, heat and power requirement

     - Highly upgradeable technology migration path

     - Small, flexible cable

     - Cost effective

  Strategy

     Our objective is to be the leading provider of Split Bridge(TM)products and connectivity technology. Key elements of our strategy include:

          Leverage Technological Leadership. We intend to continue to accelerate the development of Split Bridge(TM) technology and invest in research and development of related advanced technologies.

          Maximize Penetration in the Universal Docking Market. We intend to capitalize on our current strategic position in the universal docking market by continuing to introduce high-technology Split Bridge(TM) products that suit the needs of a broad range of users. These products will provide users with multiple configuration choices and will include a family of universal docking products designed to provide customers with timely, easy-to-use connectivity choices and solutions that meet individual customer needs at optimal price and performance levels. We are currently involved in an effort to have our Split Bridge(TM) technology adopted as a standard by the industry, by having our Split Bridge(TM) technology installed on the PCI-based computer motherboard for the purpose of providing a standard docking solution. To achieve this goal, we have entered into a joint strategic development agreement with Molex and Silicon Image to provide an integrated Split Bridge(TM) and digital video, or DVI, universal, industry-wide docking solution. The standardization process is long and difficult, and there can be no assurances that we will be successful in these efforts.

          Establish Licensing and Strategic Partnerships. We have and intend to continue to license Split Bridge(TM) technology and enter into strategic partnerships in order to fully realize the market potential of our Split Bridge(TM) technology. These activities will specifically include exploiting existing licensing and strategic relationships with 2C Computing, Avocent, LSI Logic, Molex, Silicon Image and others, as well as expanding current strategic partnerships and establishing a wide variety of additional relationships.

          Expand Split Bridge(TM) Applications. We intend to pursue the further commercialization of Split Bridge(TM) technology so that we are able to expand our product offerings to include additional applications.

          Broaden Distribution Capabilities Worldwide. We currently sell our products worldwide through distributors, value-added resellers, retailers and private label partners. We believe that broadening the distribution of our products through strategic alliances with a variety of companies within the computer industry is a critical element in establishing our technology and products as industry standards.

          Expand OEM Relationships. We intend to provide a broad range of OEM products by partnering with OEMs globally in a manner that meets their current and future connectivity and remote PCI bus requirements. We will also work with both OEMs and other chip makers, such as DVI partners, card bus controller partners, processor manufacturers and others, to design and implement solutions that can meet the integrated requirements of OEMs.

          Pursue Strategic Acquisitions. We intend to evaluate opportunities to acquire complementary businesses, technologies and products that can benefit from Split Bridge(TM) technology. We also plan to pursue acquisitions that will enable us to offer products and features to better serve our customers or to more fully realize the market potential of our Split Bridge(TM) technology, to more rapidly develop and bring to market advanced technology, to expand distribution capabilities and to penetrate other targeted markets or geographic locations. In October 2000, we acquired Mesa Ridge Technologies, Inc. (d/b/a MAGMA). MAGMA is involved in the PCI expansion business.

  Strategic Relationships

     We have entered into a number of strategic relationships to develop and enhance our existing and future technology, product lines and market opportunities. We own all of the Split Bridge(TM) technology and do not pay royalties to any of our strategic partners with which we have strategic relationships, with the exception of our license agreement with Molex regarding the sublicense of Split Bridge(TM) connectors and Split Bridge(TM) cable assemblies as described below. These relationships include the following:

  TECHNOLOGY

     Avocent and 2C Computing. Avocent is a leader in providing KVM switches in the server market. 2C Computing is affiliated with Avocent and focuses on developing, manufacturing and selling digital extension products. In March 2000, we entered into a strategic partnership agreement with Avocent to pursue the development of new server, desktop and KVM switch systems, technology and products. As part of this strategic relationship: (i) we entered into a private label agreement with Avocent pursuant to which we have agreed to sell Avocent our universal docking products; (ii) we have agreed with Avocent to cross-license certain of our respective technologies for permitted applications; and (iii) Avocent purchased $5.0 million of our Series D preferred stock. Subsequently, the Series D preferred stock was converted to common stock. In July 2000, we entered into a strategic partner agreement with 2C Computing. As part of this strategic partner agreement: (i) we have agreed with 2C Computing to cross-license certain of our respective technologies for permitted applications; (ii) 2C Computing agreed to pay us a feasibility study and technology transfer fee of $2,000,000, payable over time, and (iii) we purchased a warrant from 2C Computing to acquire up to 10% of the fully-diluted capital stock of 2C Computing. A major focus of our strategic partnership with Avocent and 2C Computing will be the potential substantial extension of the distances over which Split Bridge(TM) technology can be used and the potential use of Split Bridge(TM) technology over a CAT 5 system.

     LSI Logic Corporation. LSI is a major supplier of custom, high-performance semiconductors and is focused on building complete systems on a single chip. Pursuant to our strategic partnership, LSI has committed to develop two next generation chips, at its expense, which will enhance the universal docking solution by eliminating the need for an external serialization/deserialization, or SerDes, chip. This development will reduce our costs and provide us with a one-chip motherboard solution for our OEM customers. The first of these chips is currently in beta testing. Additionally, in October 2000, we entered into a license agreement with LSI pursuant to which we licensed to LSI the right to use our Split Bridge(TM) technology to make and sell Split Bridge(TM) chips.

     Molex Incorporated. Molex is a major developer and manufacturer of connectors and cable. Together with Molex, we have developed our proprietary connector and 1.25 gigabit bi-directional cable and connector for use with our Split Bridge(TM) and docking technology. Molex is our sole supplier of certain system connectors for use with our universal docking products, has invested a significant amount of capital in this technology and continues to support the development of our Split Bridge(TM) technology. Further, Molex has supported the development of a major new integrated Split Bridge(TM)/DVI universal docking solution in partnership with

Silicon Image and us, as well as supported Split Bridge(TM) connector and cable requirements in other market areas. Additionally, in December 2000, we entered into a license agreement with Molex, pursuant to which: (i) Molex was granted the right to make and sell Split Bridge(TM) and universal docking solution connectors and cables; and (ii) we were granted the exclusive right to use certain of Molex's connector technology in Split Bridge(TM) and universal docking solution applications, which includes the right to sublicense those rights.

     Silicon Image, Inc. Silicon Image is a provider of DVI technology. Silicon Image, Mobility and Molex have entered into a joint strategic development agreement to develop and promote a new integrated Split Bridge(TM) DVI universal docking solution.

     Philips Semiconductors. Philips, formerly VLSI Technology, Inc., is a leading designer, developer and manufacturer of ASIC chips. Together with Philips, we have developed our proprietary first generation digital ASIC chip, which incorporates our Split Bridge(TM) technology. Until the next generation chip is available from LSI, Philips is our sole supplier of Split Bridge(TM) technology ASIC chips. Philips has invested a significant amount of capital in developing this technology and is one of our investors.

     Portsmith Incorporated. In August 2000, we entered into a strategic partner agreement with Portsmith Incorporated. As part of this strategic partner agreement: (i) we entered into a development agreement with Portsmith whereby Portsmith agreed to develop certain hardware and software for us; (ii) we entered into a private label agreement with Portsmith whereby Portsmith agreed to sell to us certain products; (iii) we agreed to loan to Portsmith up to $3,000,000; and (iv) we entered into option agreements with Portsmith and certain of its stockholders whereby we have the right to purchase shares of the outstanding capital stock of Portsmith over time.

  CONTRACT MANUFACTURERS

     Solectron Corporation. Solectron is a leading, high quality contract manufacturer for the electronics industry. Solectron currently manufactures all of our Split Bridge(TM) universal docking stations in its Malaysian facility.

     EFA Corporation. EFA is a leading, high quality Taiwanese contract manufacturer for the electronics industry. EFA currently manufactures all of our USB docking stations.

  PRIVATE LABELS AND ARRANGEMENTS WITH KEY OEMS

     3Com Corporation. 3Com is a leader in the Ethernet networking market. Pursuant to our strategic partnership, 3Com provides us with its latest 10/100 base T Ethernet ASIC chip, which we incorporate into a range of our connectivity products. Additionally, 3Com will promote our products as part of the 3Com Connected(TM) partner program.

     Targus, Inc. Targus is the largest worldwide provider of carrying cases for portable computers. Targus distributes a range of our products, on a private label basis, primarily to major retail outlets and certain OEM fulfillment outlets worldwide. Unlike traditional U.S. distributors, Targus is responsible for all stock balancing, advertising and other retail oriented discounts and issues with its customers.

     Avocent Corporation. Avocent is a leading provider of KVM switches for the server market. Avocent has entered into a private label agreement with us pursuant to which Avocent may purchase from us a range of our universal docking products, potentially including the integration of a Avocent KVM switch. Avocent will be responsible for the marketing of such products through its distribution channels at its cost.

  Products

  STANDARD SPLIT BRIDGE(TM) PRODUCTS

     We have designed and internally tested the Split Bridge(TM) products described below. In March 2000, we began shipping commercial quantities of the EasiDock(R) 1000E and completed the commercialization of the Split Bridge(TM) link which is now available for sale pursuant to licensing agreements. We began shipping our EasiExpansion T35 product in July 2000, our EasiDock(R) 5000 product with Windows 98 support in

September 2000, and our EasiExpansion T45 product in November 2000. We are currently in the process of expanding video and operating system support for our EasiDock(R) 1000 and 5000 series products.

     Split Bridge(TM) Link. This product allows the extension of the primary PCI bus. It includes two Split Bridge(TM) ASIC chips, two connectors and a 1.25 gigabit bi-directional, high-speed cable. The choice of connectors and chips depends on the application. We will offer this Split Bridge(TM) link, which can be incorporated into a customer's custom product, provided that the purchaser executes a license or royalty arrangement with us.

     Split Bridge(TM) Universal Docking Products. In addition to the above products, we plan to offer a variety of other Split Bridge(TM) products which enable the user to connect a portable computer to a universal docking station in the home or office, thereby expanding the connectivity and capability of the portable computer. These planned products include the following:

     - EasiDock(R) 1000EV Series. This product series will enable the user to connect most portable computers to a universal docking station at a speed of 1.25 gigabits, which is 100 times faster than USB. The EasiDock(R) 1000 EV will provide key port replicator functions consisting of a mouse, keyboard, serial and full parallel port and a USB hub. Additionally, the EasiDock(R) 1000EV, will include 10/100 base T Ethernet networking, video and Windows 98, 98SE, Millennium, and 2000 operating system support.

     - Enhanced EasiDock(R) 5000. The enhanced EasiDock(R) 5000 will offer all the functionality of the current EasiDock(R) 5000 product, except it will also support the Windows 98SE, Millennium, and 2000 operating systems.

  CUSTOM SPLIT BRIDGE(TM) PRODUCTS

     We have historically worked closely with OEMs to provide a wide variety of unique products and programs that use traditional connectivity technology. We are currently marketing these solutions to a number of OEMs. These products include or will include:

          Standard Card Bus Universal Dock Offering. These products will provide OEMs with a docking solution for products that have no docking connector or no OEM dock offering as well as a complementary dock offering for certain of these products. Such products include all of the previously described Split Bridge(TM) products, which may be privately labeled at an OEM's request.

          Universal Expansion Modules. We will offer OEMs an expansion module option that interfaces with a standard, low-end port replicator OEM product. This module will provide OEMs with the opportunity to continue with a low cost, standard port replicator that provides video, USB and other port replication functions, while also offering a PCI expansion card and enhanced integrated drive electronic drive bay capability. This solution will eliminate the need for OEMs to design and develop an expensive high end docking station with such expansion capability, while offering the customer such option.

          Universal Desktop Expansion Module. These products will provide an expansion module for desktop computers, providing PCI and drive bay expansion capabilities.

          Chip On Board Programs. We will offer OEMs the possibility of installing one of our ASIC chips on the computer motherboard, either independently or in combination with DVI or other technologies. Also, OEMs or other chip technology companies will be able to integrate our technology into other main motherboard chips. These programs will generally take much longer to implement due to computer design cycles. To date, we have licensed to two OEM's, Assustek Computer Incorporated and Innolabs Corp., the right to utilize Split Bridge(TM) technology on their portable computer motherboards.

  USB PRODUCTS

     We currently offer two universal USB docking stations which provide the portable computer user with basic connectivity in the home or office. These products use standard industry technology, and thus operate at 12 Mbs, and provide five USB ports as well as a PS/2 mouse, PS/2 keyboard, serial port and printer port. The second of these products provides the above mentioned features plus 10 base T Ethernet networking. We are in the process of introducing two new USB docking products, USB 300 and USB 300E. These products are comparable to the USB 200 and 200E products, except that they also provide the capability to accommodate compact flash and smart media.

     USB is not currently capable of handling higher performance items such as video, 100 base T networking and PCI and EIDE drive bay expansion capability. It does, however, provide a lower cost product that is well suited for the consumer and small business market and other niche applications. Our EasiDock(R) USB 200 was selected as one of the nominees in the peripheral category for the "2000 Mobility Awards" that were given by Mobile Insights in March 2000.

  EXPANSION PRODUCTS

     We offer a variety of PCI expansion products, including the ability to add up to 13 PCI card slots and five drive bays in either a tower or rack mounted configuration. We also offer two Split Bridge(TM) expansion products, the EasiExpansion T35 and EasiExpansion T45, which products allow up to five drive bays and four expansion slots. We intend to replace traditional PCI technology with Split Bridge(TM) technology in most of our expansion products over the next two years.

  OTHER PRODUCTS

     We also offer a range of in-car/in-air chargers and monitor stands. The in-car/in-air chargers allow the user to power and charge a portable computer in a car or in an airplane that supports the Empower standard, the airline industry's on-board computer product power standard.

  Products Under Development

     We are currently in various stages of developing or planning a range of additional new products:

          ASIC Chips. We intend to offer several new ASIC chips. These developments will help us stay at the leading edge of universal docking and remote PCI bus applications. We intend to develop and market the following chips:

        - Chip On Board. We are currently working with LSI to combine our Split Bridge(TM) technology with LSI's SerDes technology to develop a single chip OEM solution for use on OEM motherboards and for non-docking applications. This product will be in a small package and will not require a separate SerDes ASIC, thus providing OEMs with a low-cost, small, single chip solution.

        - Integrated Dock Chip. We are also currently working with LSI to combine our Split Bridge(TM) technology with LSI's SerDes technology, as well as other docking functions (such as ethernet, audio, and super I/O) to develop a single docking chip for use in our range of docking products. We expect that this product will allow us to replace the need for an external SerDes and certain other functionality, reducing cost and circuit board size requirements.

        - Dock on a Chip. We intend to develop a next generation chip which integrates Split Bridge(TM) and SerDes technology with other docking functions such as USB 2.0, networking, video, EIDE and other functions. The specific items that will be included will be determined based on the best information available at the time the development program is initiated. We expect that this program will substantially reduce the cost of all our Split Bridge(TM)docking products and reduce space requirements for the docking circuit on the PCB.

        - Other Chips. We are currently evaluating the potential of integrating Split Bridge(TM) technology into other intellectual property blocks, such as digital video, and expect to develop several of these options.

     All of the chips described above are intended to be used throughout our docking product family, as well as in other applications, generally increasing capability and reducing cost.

     Next Generation EasiDock(R) USB Product. This product is planned for introduction when USB 2.0 becomes widely available and is intended to replace the current EasiDock(R) USB series. We plan to include all the EasiDock(R) USB features, plus the possible addition of a full parallel port, a 100 base T networking option, video and other unique features. Based on the acceptance of USB peripherals by the time this product is released, legacy port replication ports may or may not be included.

  Customers

     Our customers currently include:

OEM CUSTOMERS                DISTRIBUTION CHANNEL CUSTOMERS
-------------                ------------------------------
- Acer                       - Buy.com*                   - Insight*
- Compaq                     - CDW*                       - Microwarehouse*
- Dell                       - Comark                     - Mobile Planet*
- Gateway                    - CompUSA*                   - Propeller Portable
- Hewlett-Packard            - Computers for Sure*          Computer*
- Hitachi                    - Ingram Micro               - Radio Shack Corporation
- IBM                                                     - Value America*
- Mitsubishi
- NEC
- Targus
- Toshiba

---------------

 * These customers purchase from us through distributors

     As a group, the OEMs and distributors listed in the chart above accounted for 67.1% and 5.5%, respectively, of net product sales for the year ended December 31, 2000. In total, OEMs accounted for 71.5% of net product sales and distributors accounted for 19.1% of net product sales for the year ended December 31, 2000. Targus accounted for 31.6% of our total net product sales for the year ended December 31, 2000. Targus distributes a range of our products, on a private label basis, primarily to major retail outlets and certain OEM fulfillment outlets worldwide. IBM, who buys brand labeled monitor stands, power products and USB docking stations, accounted for 18.2% of net product sales for the year ended December 31, 2000. Our distributors sell a wide range of our products to value-added resellers, system integrators, catalog houses, major retail outlets and certain OEM fulfillment outlets worldwide.

  Sales, Marketing and Distribution

     We have a dedicated, senior level OEM sales person who, along with top management, focuses on developing and expanding relationships with top tier computer OEMs on a worldwide basis. We are pursuing the sale of our standard products, whether Mobility branded or private labeled, and the sale of custom products and chips on board with all OEMs on a worldwide basis.

     In North America, we use an internal sales organization and a sales representative organization to penetrate the traditional two-tier distribution channel. We leverage major catalog houses such as CDW and OEM catalog programs such as Dell, top retailers such as CompUSA and Radio Shack and a broad range of value-added resellers and dealers such as Insight and Propeller Portable Computers. We also work with major corporations and key accounts as part of our strategic efforts.

     We also plan to pursue markets outside North America by establishing strategic sales representatives and distribution or private label arrangements in each significant geographic region. We plan to execute bundling programs with major OEMs, drive manufacturers, selected related vendors and synergistic suppliers to our market. We have also established an e-commerce capability and marketing program, which will include, in the future, build to order capability. Additionally, we plan to use website links to help maintain relationships with related parties and OEMs, and will establish a "preferred vendor" program for products that integrate into our universal docking products. In Europe, we distribute our products through a distributor located in the United Kingdom.

     We also have entered into an agreement with Targus whereby Targus distributes a range of our products in its worldwide distribution channels, primarily to major retail outlets and certain OEM fulfillment outlets. This agreement provides that we are the exclusive supplier to Targus for some of our products, and that we will develop certain products for Targus on an exclusive basis. Targus markets our products to its retail customers, which include Best Buy Co., Circuit City Stores, CompUSA, Computer City, OfficeMax and Staples.

     We implemented a variety of marketing activities in 2000 to aggressively market our Split Bridge(TM) and our new range of other universal docking products. Such activities included participation in major user groups and trade shows, key OEM and distribution catalogs, distribution promotions, value-added reseller and information technology manager advertising, on-line advertising and banner ads, direct mail and telemarketing and bundle advertisements with OEMs and related product partners. In addition, we implemented a strong public relations program to continually educate the market about us, our Split Bridge(TM) technology and our products, with a major emphasis on timely product and news releases, speaking opportunities and feature stories. We also leveraged our web site as a major marketing and direct sales mechanism.

  Manufacturing

     The proprietary components of our Split Bridge(TM) technology are manufactured by our strategic partners. Philips supplies us with our Split Bridge(TM) technology chips, and Molex supplies us with our high-speed cable and connectors. In the future LSI will supply us with our next generation chips. Our USB product line, power products and monitor stands are supplied by contract manufacturers in Taiwan. We have selected Solectron as our primary contract manufacturing source for the Split Bridge(TM) universal docking product line. Solectron has begun commercial production of the EasiDock(R) 1000E and 5000.

     In-house manufacturing activity has primarily been reduced to packaging and fulfillment activity. Some product is shipped in bulk quantities which are not packaged for delivery to our customers. These products are packaged in the appropriate box with the corresponding operations manual and other product documentation. We currently assemble one mechanical port replicator under a contract with NEC. The volume levels on this product are too small to outsource economically. We will continue to build this product in-house for the foreseeable future.

  Competition

     Competition for our Split Bridge(TM) technology primarily comes from traditional communication protocols, such as USB, IEEE 1394, Ethernet and SCSI. These protocols are generally well established, particularly in certain applications, and thus will provide competition for our Split Bridge(TM) technology depending upon the application.

     The market for our universal docking products is relatively new and emerging and we presently have few direct competitors. However, we expect that the markets for our products will become increasingly competitive. The market for computer products in general is intensely competitive, subject to rapid change and sensitive to new product introductions or enhancements and marketing efforts by industry participants. The principal competitive factors affecting the markets for our product offerings include corporate and product reputation, innovation with frequent product enhancement, breadth of integrated product line, product design, functionality and features, product quality, performance, ease-of-use, support and price. Although we believe that our products compete favorably with respect to such factors, there can be no assurance that we can maintain our competitive position against current or potential competitors, especially those with greater financial, marketing, service, support, technical or other competitive resources.

     We currently compete primarily with the internal design efforts of OEMs. These OEMs, as well as a number of our potential non-OEM competitors, have larger technical staffs, more established and larger marketing and sales organizations and significantly greater financial resources than we have. We believe that we have a proprietary position with respect to our Split Bridge(TM) and universal docking technology which could pose a competitive barrier for companies seeking to develop similar products or sell competing products in our markets.

  Proprietary Rights

     Our success and ability to compete is dependent in part upon proprietary technology. We rely primarily on a combination of patent protection, copyright and trademark laws, trade secrets, nondisclosure agreements and technical measures to protect our proprietary rights. Mobility has two key Split Bridge(TM) patents that were issued on May 30, 2000 and July 11, 2000, respectively. The first patent covers Split Bridge(TM) technology in general, and the second patent covers the application of Split Bridge(TM) technology in universal docking. Eighty-one claims were allowed in the first patent and 64 claims were allowed in the second patent.

     Two international patent applications were also filed for the Split Bridge(TM) patents under the Patent Cooperation Treaty designating all member countries and thereby preserving the right to file patent applications in those member countries. Multiple national patents have been filed based on these Patent Cooperation Treaty applications and U.S. patents. Multiple additional Split Bridge(TM) patents are planned to be filed before the U.S. Patent and Trademark Office and cover, or will cover, a host of other related follow-on items. Additionally, we have 18 U.S. patent applications pending covering other related items, including Split Bridge(TM) applications and connector ports.

     We typically enter into confidentiality agreements with our employees, distributors, customers and potential customers, and limit access to, and distribution of, our product design documentation and other proprietary information. Moreover, we enter into noncompetition agreements with employees, whereby the employees are prohibited from working for and sharing confidential information with our competitors for a period of two years after termination of their employment. Additionally, we believe that, due to the rapid pace of innovation within the computer industry, the following factors also represent protection for our technology:

     - technological and creative skill of personnel;

     - knowledge and experience of management;

     - name recognition;

     - maintenance and support of products;

     - the ability to develop, enhance, market and acquire products and services; and

     - the establishment of strategic relationships in the industry.

  Research and Development

     Our future success depends on our ability to enhance existing products and develop new products that incorporate the latest technological developments. We work with customers and prospects, as well as partners and industry standards organizations, to identify and implement new solutions that meet the current and future needs of our customers. Whenever possible, our products are designed to meet and drive industry standards to ensure interoperability. We intend to continue to support industry standards integral to our product strategy as well as drive new initiatives relating to remote bus technology.

     Our research and development efforts will focus on enhancing our current technology for use in docking as well as other broad applications. These enhancements will center on issues of speeds, distance, cost and integration. We intend to develop internal and external resources to more fully integrate chip design capabilities.

     Currently, our Split Bridge(TM) technology group consists of 27 people who are responsible for architecture, hardware, software and quality. This group is active in industry committees, special interest groups and other activities that provide industry knowledge and leadership. Additionally, we have substantial resources dedicated to development efforts by our strategic partners, most notably, Molex, LSI, Philips and Silicon Image.

     Amounts spent on research and development for the years ended December 31, 2000, 1999 and 1998 were $5.9 million, $3.4 million and $4.4 million, respectively.

  Employees

     As of December 31, 2000, we had 132 full-time employees, 125 of which are located in the United States and 7 of which are located in Europe, including 42 employed in operations, 31 in engineering, 37 in sales and marketing and 22 in administration. We engage temporary employees from time to time to augment our full time employees, generally in operations. None of our employees are covered by a collective bargaining agreement. We believe we have good relationships with our employees.

ITEM 2. FACILITIES

     Our executive offices and operations are located in Scottsdale, Arizona. This facility consists of approximately 38,712 square feet of leased space pursuant to a lease for which the current term expires on January 31, 2002. We also lease an office in Scottsdale, Arizona, which was our former executive office. This office has been sublet to a tenant for the balance of the original lease term at a rate that covers substantially all of the lease expenses. We believe that our facility is suitable and adequate for our current business activities for the remainder of the term of our lease. Additionally, we lease an office in San Diego, California, which houses the executive and operational activities of our wholly-owned subsidiary, MAGMA.

ITEM 3. LEGAL PROCEEDINGS

     We are from time to time involved in various legal proceedings incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on our business, financial condition, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has been traded on the Nasdaq National Market under the symbol "MOBE" since June 30, 2000, the date of our initial public offering. Prior to that time, there was no public market for our common stock. The following sets forth, for the period indicated, the high and low sales prices for our common stock as reported by the Nasdaq National Market.

                                                        HIGH     LOW
                                                       ------   -----
Quarter Ended September 30, 2000.....................  $16.50   $7.75
Quarter Ended December 31, 2000......................  $10.00   $1.88

     On March 15, 2001, the last reported sale price for our common stock on the Nasdaq National Market was $2.78 per share. As of December 31, 2000, there were approximately 564 holders of record of our common stock.

  Recent Sales of Unregistered Securities.

     The Company has issued unregistered securities to (a) founders and employees and (b) other individual and institutional investors. Each such issuance was made in reliance upon the exemptions from registration requirements of the Securities Act of 1933, as amended, contained in Section 3(a)(9), Section 4(2) and/or Regulation D promulgated thereunder, or Rule 701 promulgated thereunder on the basis that such transactions did not involve a public offering. When appropriate, the Company determined that the purchasers of securities described below were sophisticated investors who had the financial ability to assume the risk of their investment in the Company's securities and acquired such securities for their own account and not with a view to any distribution thereof to the public. The certificates evidencing the securities bear legends stating that the securities are not to be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements. The following information relates to securities issued or sold by the Company within the last twelve quarters:

     Private Placements

          In January 2000, the Company completed a private placement of approximately $7.4 million to various members of management of the Company, other individuals and institutional investors. As a result of this private placement, 1,231,450 shares of Series C preferred stock were issued at a price of $6.00 per share. Additionally, warrants were issued to investors to purchase 1,231,450 shares of Common Stock at $0.02 per share. These warrants expire October 1, 2002.

     Bridge Promissory Notes

          In March 1999, the Company issued an aggregate of $3.5 million of Bridge Promissory Notes (the "Bridge Notes") to various members of management of the Company, other individuals and institutional investors. In connection with the Bridge Notes, the Company issued warrants to purchase an aggregate of 525,000 shares of Common Stock at a price of $0.02 per share, which will expire March 5, 2002. In June 1999, approximately $2.3 million of the Bridge Notes and accrued interest thereon of approximately $96,000 were converted to 296,342 shares of Common Stock at $8.00 per share.

          In February 2000, the outstanding balance of the Bridge Notes issued in March 1999 of approximately $1.2 million and the accrued interest thereon of approximately $160,000 were extended to March 31, 2001. The interest rate was increased to 14% per annum and was payable on the first day of each calendar quarter commencing on April 1, 2000 and continuing on the first day of each calendar quarter thereafter until all interest was paid in full. The principal was due and payable on the earlier of (i) March 31, 2001; (ii) thirty days following the closing of an initial public offering; or (iii) thirty days following the closing of a private offering of equity securities with aggregate subscriptions of at least $10.0 million. A conversion option was granted to allow the Bridge Noteholder to convert the note to Common Stock at a price of $11.40. The conversion had to be made within fifteen days of the closing of the IPO. In conjunction with the Bridge Note extension, the Company issued warrants to purchase 138,502 shares of Common Stock at a price of $11.40 per share. In July 2000, $327,009 of principal and accrued interest of Bridge Notes was converted into 28,685 shares of common stock and the balance of the outstanding Bridge Notes and accrued interest was paid in full.

     Issuance to Strategic Partners

          In March 2000, the Company issued 500,000 shares of Series D preferred stock to a strategic partner, at a price of $10.00 per share. This offer was made in connection with the execution and delivery of certain strategic agreements between the Company and such strategic partner. On June 30, 2000, the first trading date of the Company's initial public offering, the shares of Series D preferred stock converted automatically into 438,595 shares of common stock at a conversion rate of 1-to-0.87719 ($10.00 divided by 95% of the $12.00 initial public offering price per share of common stock).

          Effective June 30, 2000, the Company issued 100,000 shares of Common Stock to a strategic partner, at a price of $12.00 per share. $1,199,000 of the purchase price is payable pursuant to a non-recourse promissory note, the payout of which is secured by the shares of Common Stock purchased by such strategic partner. This offer was made in connection with the execution and delivery of a consulting agreement between the Company and such strategic partner.

          On October 2, 2000, the Company acquired all of the assets of Mesa Ridge Technologies, Inc. d/b/a MAGMA, a privately held designer and manufacturer of PCI expansion products and solutions. The Company paid the MAGMA stockholders $2.0 million in cash and issued them 562,098 shares of common stock. In addition, contingent earn out payments are to be made depending on MAGMA's performance over the next two years. The acquisition was accounted for as a purchase.

          Effective as of March 2, 2001, the Company issued 68,966 shares of Common Stock to each of Jeffrey S. Doss, Donald W. Johnson and La Luz Enterprises, L.L.C., an affiliate of Charles R. Mollo, at a purchase price of $2.90 per share. Each of the purchasers paid $690 in cash and executed and delivered to the Company a three-year promissory note, in the original principal amount of $199,311, and bearing interest at the rate of 6.33% per annum. Each promissory note is secured by the shares of Common Stock so issued, and in addition, the promissory note issued by La Luz Enterprises, L.L.C. is guaranteed by Mr. Mollo.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE
DATA)

     The following selected consolidated financial data should be read together with our consolidated financial statements and notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other information contained in this Form 10-K. The selected financial data presented below under the captions "Consolidated Statement of Operations Data" and "Consolidated Balance Sheet Data" as of and for each of the years in the five-year period ended December 31, 2000 are derived from the consolidated financial statements of the Company, which consolidated financial statements have been audited by KPMG LLP, independent certified public accountants. The consolidated financial statements as of December 31, 2000 and 1999 and for each of the years in the three-year period ended December 31, 2000, are derived from our consolidated financial statements, included elsewhere in this Form 10-K.

                                                                   YEARS ENDED DECEMBER 31,
                                                      --------------------------------------------------
                                                        2000       1999       1998      1997      1996
                                                      --------   --------   --------   -------   -------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
  REVENUE:
    Net product sales...............................  $ 25,905   $ 13,952   $ 21,072   $12,744   $ 5,669
    Technology transfer fee.........................     2,100         --         --        --        --
                                                      --------   --------   --------   -------   -------
    Total revenue...................................    28,005     13,952     21,072    12,744     5,669
  COST OF REVENUE:
    Product sales...................................    20,015     11,751     23,530    13,335     4,452
    Technology transfer.............................       200         --         --        --        --
                                                      --------   --------   --------   -------   -------
    Total cost of revenue...........................    20,215     11,751     23,530    13,335     4,452
                                                      --------   --------   --------   -------   -------
  Gross profit (loss)...............................     7,790      2,201     (2,458)     (591)    1,217
  OPERATING EXPENSES:
    General and administrative......................     5,115      3,090      4,446     1,907     1,978
    Research and development........................     5,882      3,377      4,361     2,951       711
    Sales and marketing.............................     8,323      5,208      5,131     2,625       535
    Non-cash compensation and goodwill
      amortization..................................     1,661        561         --        --        --
                                                      --------   --------   --------   -------   -------
    Total operating expenses........................    20,981     12,236     13,938     7,484     3,224
                                                      --------   --------   --------   -------   -------
  Loss from operations..............................   (13,191)   (10,035)   (16,396)   (8,075)   (2,007)
  Other (expense) income:
    Interest, net...................................       570     (1,456)    (1,005)     (587)     (112)
    Non-cash deferred loan cost amortization........    (2,527)    (4,840)      (633)      (89)       --
    Other, net......................................      (138)      (126)         1       (24)        7
                                                      --------   --------   --------   -------   -------
  Loss before provision for income taxes............   (15,286)   (16,457)   (18,033)   (8,775)   (2,112)
  Provision for income taxes(a).....................        --         --         --        --        --
                                                      --------   --------   --------   -------   -------
  Net loss..........................................   (15,286)   (16,457)   (18,033)   (8,775)   (2,112)
  Cumulative dividends on Series B preferred
    stock...........................................        --         --         --      (317)     (160)
  Beneficial conversion cost of preferred stock.....       (49)    (1,450)        --        --        --
                                                      --------   --------   --------   -------   -------
  Net loss attributable to common stockholders......  $(15,335)  $(17,907)  $(18,033)  $(9,092)  $(2,272)
                                                      ========   ========   ========   =======   =======
  Net loss per share:
    Basic and diluted...............................  $  (1.55)  $  (3.59)  $  (4.36)  $ (3.45)  $ (1.08)
                                                      ========   ========   ========   =======   =======
  Weighted average common shares outstanding:
  Basic and diluted.................................     9,885      4,994      4,136     2,639     2,099
                                                      ========   ========   ========   =======   =======
  CONSOLIDATED BALANCE SHEET DATA:
    Cash and cash equivalents.......................  $ 30,369   $  4,792   $  2,433   $ 2,216   $   290
    Working capital (deficit).......................    37,013      5,483     (3,511)    1,928       388
    Total assets....................................    55,674     14,899     12,735    12,250     4,380
    Long-term debt, less current installments.......        --      8,051      3,587     3,919     1,168
    Total stockholders' equity (deficiency).........    48,904      2,310     (3,496)      430       607

---------------

(a) During August 1996, Mobility was converted from a limited liability corporation to a C-corporation. As a limited liability company, we were not subject to income taxes.

(b)  See "Business -- Acquisition of MAGMA."

                                    PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read together with "Selected Consolidated Financial Data" and our consolidated financial statements and notes thereto contained in this prospectus.

  Overview

     In the first quarter of 1998, we began to pursue a technology that would enable us to create a new universal docking product category which allows portable computer users to configure a flexible, high performance docking solution that is compatible with essentially all makes and models of portable computers. The fundamental technology that we developed has far reaching applications. In the first quarter of 1999, we changed our overall business strategy to pursue the application of our Split Bridge(TM) technology as our primary focus.

     Mobility was founded in May 1995 to develop products for the portable computer market. Initial net product sales were generated primarily from reselling third-party power products. In mid-1996, we began manufacturing and shipping our first port replicator and monitor stand products to Toshiba. During 1997, we expanded our product offering to include port replicators for other computer original equipment manufacturers, or OEMs, to meet the growing end user demand for such products. Net product sales grew from $118,000 in 1995, to $5.7 million in 1996, to $12.7 million in 1997 and $21.1 million in 1998. Net product sales in 1999 declined to $14.0 million primarily due to the phase out of the mechanical port replicator product line and increased again in 2000 to $25.9 million. Net losses increased from $788,000 in 1995, to $2.1 million in 1996, to $8.8 million in 1997, to $18.0 million in 1998 and decreased slightly to $16.5 million in 1999. Net losses further decreased to $15.3 million in 2000.

     After reviewing our financial performance relative to the mechanical port replicator product line, we determined that we needed to abandon this product line. The then available technology required each port replicator to be unique to each portable computer. It typically took two months to design a unit and an additional month to implement production and have product available in the market. Lifecycles of portable computers vary, but they average approximately nine months. With one-third of the lifecycle consumed in design and production implementation, it was difficult to generate sufficient unit volume over the remaining life of the portable computer to amortize the design and tooling costs. In addition, once the portable computer was replaced in the market by a new model, we faced the economic issues associated with the distribution channel's return of unsold product. This resulted in obsolete inventory, as the unit was model specific to the discontinued portable computer.

     In December 1998, we recorded reserves for inventory obsolescence, product returns and tooling equipment impairment. An additional inventory reserve was established in the amount of $4.5 million, unamortized tooling in the amount of $275,000 was written off and an additional reserve for product returns was recorded in the amount of $235,000.

     The product line abandonment plan called for an immediate stop to mechanical port replicator development. The engineering staff supporting this activity was dismantled in the first quarter of 1999. The port replicator product offering was reduced to the finished goods on hand and the build out of existing component inventory. The final build was completed in July 1999, and we continued to sell out of finished goods inventory throughout the year ended December 31, 1999. During 1999, we recorded an incremental $1.7 million of obsolete inventory reserve to specifically reserve all remaining mechanical port replicator inventory.

     The product line abandonment plan assumed a migration from the mechanical port replicator product offering to a universal line of docking stations. Universal docking stations are a natural application for the Split Bridge(TM) technology. These docking stations will represent the first commercial application of the technology. A line of products was designed around our Split Bridge(TM) technology and existing USB technology. The universal nature of the product line overcomes the issues that made the mechanical port replicator financially unviable. Specifically, the products are not model specific to portable computers and therefore provide leverage to the engineering and tooling cost. In addition, the product is compatible with virtually all PCI-based computers, which eliminates the inventory obsolescence issues, as the products will be compatible with new portable computer models into the foreseeable future.

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

     As a result of the product line abandonment plan and our outsourcing of manufacturing, we experienced significant improvement in gross margins in the third quarter of 1999, and continued to see improvement in 2000. The new universal connectivity product line has been set up to use our contract manufacturing partner in Malaysia and the cost of revenue-product sales is predictable based upon committed price quotations.

     We sell our products directly to OEMs and the retail channel, as well as through distributors. We have also established a few select worldwide private label accounts, most notably IBM, NEC and Targus. A substantial portion of our product sales are concentrated among a number of OEMs, including Compaq, Dell, Hewlett-Packard, IBM, NEC, Targus and Toshiba. Direct sales to OEMs accounted for approximately 71.5% of net product sales in the year ended December 31, 2000. Direct sales to OEMs have increased as a percentage of net product sales as we have successfully promoted our power products and monitor stands in the OEM market. We expect that we will continue to be dependent upon a number of OEMs for a significant portion of our net product sales in future periods, although no OEM is presently obligated to purchase a specified amount of products.

     A portion of our net product sales to distributors and resellers is generally under terms that provide for certain stock balancing return privileges and price protection. While sales to this channel as a percentage of net product sales decreased for the year ended December 31, 2000, we expect sales to increase significantly as we continue to expand our Split Bridge(TM) product line. Accordingly, we make a provision for estimated sales returns and other allowances related to those sales. Returns, which have been netted in the product sales presented herein, were approximately 5.8% of net product sales for 2000. The major distributors are allowed to return up to 15.0% of their prior quarter's purchases under the stock balancing programs, provided that they place a new order for equal or greater dollar value of the stock balancing return. Historically, the returns have been primarily mechanical port replicators that are associated with portable computers that have been replaced in the market. The return activity diminished significantly due to the nature of the universal docking station and the reduced obsolescence issues.

     We derive a significant portion of our product sales outside the United States, principally in France, Germany and the United Kingdom, to OEMs, retailers and a limited number of independent distributors. On October 1, 1999, we sold Mobility Electronics, L.L.C., our international sales subsidiary, which owned subsidiaries in France, Germany and the United Kingdom, for nominal value to Cameron Wilson, our former president. Mr. Wilson resigned from Mobility to develop these former subsidiaries into an independent representative agency that marketed our products exclusively in Europe. In January 2001, we formed a new United States company to be the holding company for a newly formed United Kingdom company which will be responsible for our sales and marketing efforts in Europe. The new subsidiaries will be operated by us. International sales accounted for approximately 32.2% of our net product sales for the twelve months ended December 31, 2000. We expect sales outside the United States to continue to account for a large portion of our net product sales. International sales are generally denominated in the currency of our foreign customers. A decrease in the value of foreign currencies relative to the U.S. dollar could result in a significant decrease in U.S. dollar sales received by us for our international sales. That risk may be increased as a result of the introduction in January 1999 of the new "Euro" currency in European countries that are part of the European

Monetary Union, or EMU. During 2002, all EMU countries are expected to completely replace their national currencies with the Euro. However, we cannot determine the impact this may have on our business because a significant amount of uncertainty exists as to the effect the Euro will have on the marketplace and because all of the final rules and regulations have not yet been defined and finalized by the European Commission regarding the Euro currency. We intend to develop and implement a plan to mitigate this risk once the final rules and regulations are established. We recognized net foreign exchange losses of approximately $140,000 in the twelve months ended December 31, 2000. We have not engaged in hedging transactions with respect to our net foreign currency exposure. To the extent that we implement hedging activities in the future with respect to foreign currency transactions, there can be no assurance that we will be successful in such hedging activities.

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

     We were formed as Electronics Accessory Specialists International, L.L.C. in May 1995 and converted to Electronics Accessory Specialists International, Inc. by a merger effected in August 1996 in order to convert from a limited liability company to a C -corporation. The Company purchased all the issued and outstanding common stock of Mobility Electronics, L.L.C. in May 1996 for $500. The purchase price approximated the fair value of the net assets acquired, and thus no goodwill resulted from this acquisition. On July 29, 1997, we acquired certain assets and assumed certain liabilities approximating $565,000 of Miram International, Inc. ("Miram"), in exchange for 55,000 shares of common stock valued at $425,000. The purchase price approximated the fair value of the net assets acquired, and thus no goodwill resulted from this acquisition. During May 1999, the Company issued an additional 38,500 shares of common stock valued at $308,000 to settle and eliminate any contingent future consideration. Each of these acquisitions was accounted for using the purchase method of accounting. In October 1999, we sold Mobility Electronics, L.L.C. for $10, resulting in a loss of approximately $134,000. On October 2, 2000, in a transaction accounted for as a purchase, we acquired all of the assets of Mesa Ridge Technologies, Inc., d/b/a MAGMA, in exchange for $2.0 million in cash and 562,098 shares of common stock valued at $4.7 million. In addition, contingent earn out payments are to be made depending on MAGMA's performance over the next two years. Goodwill of $6.2 million was recorded as a result of this acquisition.

  Results of Operations

     The following table sets forth certain consolidated financial data for the periods indicated expressed as a percentage of total revenue for the periods indicated:

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                             2000      1999     1998
                                                             -----    ------    -----
REVENUE:
  Net product sales........................................   92.5%    100.0%   100.0%
  Technology transfer fees.................................    7.5%       --       --
                                                             -----    ------    -----
          Total revenue....................................  100.0%    100.0%   100.0%
COST OF REVENUE:
  Product sales............................................   71.5%     84.2%   111.7%
  Technology transfer......................................    0.7%       --       --
                                                             -----    ------    -----
          Total cost of revenue............................   72.2%     84.2%   111.7%
                                                             -----    ------    -----
Gross profit (loss)........................................   27.8%     15.8%   (11.7)%
OPERATING EXPENSES:
  Sales and marketing......................................   29.7%     37.3%    24.3%
  Research and development.................................   21.0%     24.2%    20.7%
  General and administrative...............................   18.3%     21.6%    21.1%
  Non-cash compensation and goodwill amortization..........    5.9%      4.6%      --
                                                             -----    ------    -----
          Total operating expenses.........................   74.9%     87.7%    66.1%
                                                             -----    ------    -----
Loss from operations.......................................  (47.1)%   (71.9)%  (77.8)%
OTHER EXPENSE
  Interest, net............................................    2.0%    (10.4)%   (4.8)%
  Non-cash deferred loan cost amortization.................   (9.0)%   (34.7)%   (3.0)%
  Other income (expense), net..............................   (0.5)%    (0.9)%     --
                                                             -----    ------    -----
Loss before provision for income taxes.....................  (54.6)%  (117.9)%  (85.6)%
Provision for income taxes.................................     --        --       --
                                                             -----    ------    -----
Net loss...................................................  (54.6)%  (117.9)%  (85.6)%
                                                             =====    ======    =====

  YEARS ENDED DECEMBER 31, 2000 AND 1999

     Net product sales. Net product sales increased 85.7% to $25.9 million for the year ended December 31, 2000 from $14.0 million for the year ended December 31, 1999. The increase was primarily due to increased sales of power products and monitor stands to OEM customers. In addition, we had significant sales of our universal serial bus (USB) docking products in 2000 following its introduction to the market in December, 1999. Other contributors were Magma's sales of expansion products and the introduction of several new Split Bridge(TM) products.

     Technology transfer fees. Technology transfer fees represented revenue of $2.1 million for the year ended December 31, 2000. The technology transfer fees consist of revenue from the licensing and transferring by the Company of its Split Bridge(TM) technology and related training and implementation support services. The fees are amortized over the life of the agreements. This represents a new revenue stream created by the commercialization of our Split Bridge(TM) technology.

     Cost of revenue-product sales. Cost of revenue-product sales for the year ended December 31, 2000 increased 70.3% to $20.0 million from $11.8 million for the year ended December 31, 1999. The increase was due to the increase in net product sales.

     Gross profit. Gross profit increased to 27.8% of total revenue for the year ended December 31, 2000 from 15.8% of total revenue for the year ended December 31, 1999. The increase was due primarily to our decision to outsource the manufacture of our products.

     Sales and marketing. Sales and marketing expenses increased 59.8% to $8.3 million for the year ended December 31, 2000 from $5.2 million for the year ended December 31, 1999. The increase was primarily due to the expansion of our internal infrastructure. We have added regional sales managers, a telemarketing group and filled strategic marketing positions primarily to promote the Split Bridge(TM) based products.

     Research and development. Research and development expenses increased 74.2% to $5.9 million for the year ended December 31, 2000 from $3.4 million for the year ended December 31, 1999. During the year we added an internal ASIC development team to pursue the next generation of Split Bridge(TM) technology. We also engaged several engineering consulting firms to support various software programs related to universal docking. In addition, we wrote off $540,000 of tooling expense related to an uncompleted product that was abandoned.

     General and administrative. General and administrative costs increased 65.5% to $5.1 million for the year ended December 31, 2000 from $3.1 million for the year ended December 31, 1999. The increase was attributed to staffing and infrastructure additions to support the higher sales volume and anticipated launch of the universal connectivity products. The increase was also driven by the incremental costs associated with entering the public equity market. These costs manifest themselves in the form of increased legal and accounting fees, investor relation expenses and various other filing fees.

     Non-cash compensation and goodwill amortization. Non-cash compensation and goodwill amortization increased 195.8% to $1.7 million for the year ended December 31, 2000 from $561,000 for the year ended December 31, 1999. The increase in non-cash compensation was due primarily to the write-off of the remaining value of options issued to consultants which vested fully with the completion of our IPO in June, as well as to the fact that we recorded a full year's amortization on employee options, many of which were issued late in 1999. The remaining increase represents goodwill amortization of approximately $155,000 associated with the acquisition of Magma in October, 2000.

     Interest, net. Interest, net increased to $570,000 interest income, net for the year ended December 31, 2000 from $1.5 million interest expense, net for the year ended December 31, 1999. The decrease in interest expense and corresponding increase in interest income was the result of paying off all our debt with a portion of our IPO proceeds and investing the remaining proceeds in interest-bearing accounts.

     Non-cash deferred loan costs. Non-cash deferred loan costs decreased 47.8% to $2.5 million for the year ended December 31, 2000 from $4.8 million for the year ended December 31, 1999. The decrease was the result of 1999 costs being largely due to the issuance of convertible bridge loan debt that included warrants which resulted in non-cash deferred loan expense of $4.8 million. No such debt was issued in 2000, although the balance of deferred loan costs were all expensed in 2000 when the associated debt was repaid with a portion of our IPO proceeds.

     Income taxes. We have incurred losses from inception to date; therefore, no provision for income taxes was required for the years ended December 31, 2000 or 1999.

  YEARS ENDED DECEMBER 31, 1999 AND 1998

     Net product sales. Net product sales declined 33.8% to $14.0 million for the year ended December 31, 1999 from $21.1 million for the year ended December 31, 1998. There were several factors that contributed to the decline. We elected to migrate out of the mechanical port replicator business. Net product sales in 1999 were limited to existing products, as all new mechanical port replicator product development was terminated in the first quarter of 1999. No new products were introduced in 1999 into a market that changes approximately every nine months due to constant change of portable computer models. We also terminated our exclusive distribution arrangement with Extended Systems in July 1998, which resulted in a charge to income of approximately $295,000, and initiated relationships directly with the distribution channel. The volume sold through the distribution channel increased monthly in the first quarter of 1999, after relationships were established in the fourth quarter of 1998, but did not reach the volumes previously sold through Extended Systems until the second quarter of 1999. In addition, we had changed from in-house manufacturing to contracted manufacturing. Product availability was negatively impacted during the implementation of this transition.

     Cost of revenue-product sales. Cost of revenue-product sales for the year ended December 31, 1999 decreased 50.1% to $11.8 million from $23.5 million for the year ended December 31, 1998. The decrease in cost of revenue-product sales was primarily the result of the volume decrease in net product sales.

     Gross profit (loss). Gross profit (loss) increased to 15.8% of total revenue for the year ended December 31, 1999 from (11.7)% of total revenue for the year ended December 31, 1998. The gross profit for the period ended December 31, 1998 was adversely affected by the inventory reserve provision of $4.5 million to reflect obsolescence issues with the mechanical port replicator dock product line. Additionally, during 1999 $5.3 million of inventory was scrapped and charged to the inventory reserve. Although improved as a percentage of total revenue, the gross profit for the period ended December 31, 1999 was adversely affected by a reduction in sales volume and the additional initial costs incurred as the shift to contract manufacturing was implemented.

     Sales and marketing. Sales and marketing expenses increased 1.5% to $5.2 million for the year ended December 31, 1999 from $5.1 million for the year ended December 31, 1998. The increase in costs was primarily due to the launch costs and packaging development costs for the universal docking product line. We also incurred incremental expenses to establish direct relationships with the U.S. distribution channels. We expect sales and marketing costs to continue to increase in the future as we continue to launch new product lines and as sales increase.

     Research and development. Research and development expenses decreased to $3.4 million for the year ended December 31, 1999 from $4.4 million for the year ended December 31, 1998. Expenses increased significantly in the product development efforts in connection with our Split Bridge(TM) technology and its application to the universal docking product line. This increase was more than offset by reductions in research and development expenses associated with mechanical port replicator products. We expect engineering costs to increase in the future as we continue to develop next generation chips in order to keep us at the leading edge of universal docking and remote PCI bus applications.

     General and administrative. General and administrative costs decreased 30.5% to $3.1 million for the year ended December 31, 1999 from $4.4 million for the year ended December 31, 1998. The cost decrease was attributed to staffing cuts in the United States implemented due to the decline in sales volume. We expect general and administrative costs to increase in the future, in particular as we incur higher legal, accounting and other expenses associated with being a public reporting company.

     Non-cash compensation and goodwill amortization. Non-cash compensation, which is the result of the issuance of common stock, warrants and stock options at a price deemed to be less than market value to employees and outside consultants for services rendered was $561,000 for the year ended December 31, 1999. As a percentage of total revenue, non-cash compensation was 4.0% for the year ended December 31, 1999.

     Interest expense, net. We also issued convertible bridge loan debt that included warrants. In connection with the offering of Bridge Promissory Notes in March and July 1999, we recorded a charge for deferred loan expense of $4.7 million relative to such warrants. Based upon normal amortization or the conversion of the underlying debt, we expensed $4.1 million related to these and other warrants for the year ended December 31, 1999. The warrants are amortized over the life of the loan and are recorded as interest expense upon conversion. Net interest expense increased by 284.4% to $6.3 million for the year ended December 31, 1999 from $1.6 million for the year ended December 31, 1998. The increase was primarily due to the non-cash expense associated with amortization of the bridge loan warrants which totaled $4.1 million in the year ended December 31, 1999.

     Non-cash deferred loan costs. In March and July, 1999 we issued convertible bridge loan debt that included warrants. For the year ended December 31, 1999, we recognized a charge for non-cash deferred loan expense of $4.8 million relative to such warrants.

     Income taxes. We have incurred losses from inception to date; therefore, no provision for income taxes was required for the years ended December 31, 1999 or 1998.

                        LIQUIDITY AND CAPITAL RESOURCES

     On June 30, 2000, our registration statement on Form S-1 registering our initial public offering, or IPO, of 4,000,000 shares of common stock became effective. At the offering price of $12.00 per share, we received proceeds of approximately $43.1 million, net of underwriting discounts, commissions and other expenses, from the IPO. As part of the IPO, we granted the underwriters a 30-day option to purchase up to 600,000 additional shares of common stock to cover over-allotments, if any. On July 28, 2000, the underwriters exercised their 30-day option in full and purchased 600,000 additional shares of common stock, resulting in additional IPO proceeds of approximately $6.7 million, net of underwriting discounts, commissions and other expenses.

     Since inception, we have funded our operations primarily through debt and equity financing, as the cost of our operating activities have exceeded our sales. Our operating activities used cash of $14.2 million, $11.5 million and $12.9 million for the years ended December 31, 2000, 1999 and 1998, respectively. Net cash used in operating activities for the year ended December 31, 2000 was primarily attributed to our net loss and an increase in accounts receivable and inventories, offset in part by a decrease in amortization of deferred loan costs and deferred compensation, non-cash expenses.

     Our net financing activities generated cash of $46.0 million, $14.6 million and $14.1 million for the years ended December 31, 2000, 1999 and 1998, respectively. Net cash provided by financing activities for the year ended December 31, 2000 was due primarily to the completion of our IPO as described above.

     Our investing activities used cash of $6.2 million, $724,000 and $903,000 for the years ended 2000, 1999 and 1998, respectively. For the year ended December 31, 2000, cash used in investing activities was primarily attributable to the issuance of a note receivable, the purchase of a stock warrant, and the acquisition of MAGMA.

     Our cash and cash equivalents increased to $30.4 million at December 31, 2000, compared to $4.8 million at December 31, 1999 and $2.4 million at December 31, 1998. Our net working capital (deficit) at those same dates was $37.0 million, $5.5 million and $(3.5 million), respectively. At December 31, 2000, our primary source of liquidity other than our cash and cash equivalents was our $3.0 million line of credit with Bank of America. At December 31, 2000, the line of credit had no outstanding balance. Advances under the line are limited to a percentage of eligible accounts receivable and inventory and are secured by our accounts receivable, inventory and property and equipment. On February 2, 2001 we cancelled our line of credit with Bank of America.

     At December 31, 2000, we had $47.5 million of federal net operating loss carryforwards which expire at various dates. We anticipated that the sale of common stock in the IPO coupled with prior sales of common stock would cause an annual limitation on the use of our net operating loss carryforwards pursuant to the change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended. This limitation is expected to have a material effect on the timing of our ability to use the net operating loss carryforward in the future. Additionally, our ability to use the net operating loss carryforward is dependent upon our level of profitability, which cannot be determined.

     Our future capital requirements include financing the growth of working capital items such as accounts receivable and inventories, and the purchase of equipment and fixtures to accomplish future growth. We anticipate that our cash on hand will be adequate to support our presently anticipated cash and working capital requirements through 2001.

INFLATION

     We do not believe that inflation has a material effect on the Company's operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     During December 1999, the SEC released Staff Accounting Bulletin No. 101 (SAB No. 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC staff's view in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC staff issued SAB 101A to delay certain transition provisions of SAB 101. SAB 101A deferred the effective date for registrants with a fiscal year beginning between December 16, 1999 and March 15, 2000. Those registrants may report a change in accounting principle no later than their second fiscal quarter of the fiscal year beginning after December 15, 1999. In periods subsequent to transition, registrants should disclose the amount of revenue (if material to income before income taxes) recognized in those periods that was included in the cumulative effect adjustment. While the adoption of SAB 101 did not have a material impact on our historical revenues through September 30, 2000, it will have an impact on our revenue recognition policies as it pertains to licensing fee revenue. In the future, the Company anticipates significant revenue from licensing fees that will include up front payments which will be reported in compliance with SAB 101.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of the Company as of December 31, 2000 and 1999 and for each of the years in the three-year period ended December 31, 2000, together with related notes and the report of KPMG LLP, independent certified public accountants, are set forth on pages F-1 to F-26 of this report and are incorporated by reference herein. Other required financial information set forth herewith is more fully described in Item 14 of this Form 10-K.

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Consolidated Financial Statements of Mobility Electronics,
  Inc.:
  Independent Auditors' Report..............................   F-2
  Consolidated Balance Sheets as of December 31, 2000 and
     1999...................................................   F-3
  Consolidated Statements of Operations for the years ended
     December 31, 2000, 1999 and 1998.......................   F-4
  Consolidated Statements of Stockholders' Equity
     (Deficiency) and Comprehensive Income (Loss) for the
     years ended December 31, 2000, 1999 and 1998...........   F-5
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2000, 1999 and 1998.......................   F-6
  Notes to Consolidated Financial Statements................   F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Mobility Electronics, Inc.:

     We have audited the accompanying consolidated balance sheets of Mobility Electronics, Inc. and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficiency) and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mobility Electronics, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                            /s/ KPMG LLP

Phoenix, Arizona
March 2, 2001

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------   ------------
                                         ASSETS

Current assets:
  Cash and cash equivalents.................................  $ 30,369,490   $  4,792,313
  Accounts receivable, net..................................     6,905,679      2,992,014
  Inventories, net..........................................     6,370,881      1,554,016
  Prepaid expenses and other current assets.................       136,782        682,728
                                                              ------------   ------------
          Total current assets..............................    43,782,832     10,021,071
Property and equipment, net.................................     1,682,637      1,916,891
Goodwill, less accumulated amortization of $155,275 at
  December 31, 2000.........................................     6,055,677             --
Other assets, net...........................................     4,153,111      2,961,375
                                                              ------------   ------------
                                                              $ 55,674,257   $ 14,899,337
                                                              ============   ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $  4,479,044   $  2,298,946
  Accrued expenses and other current liabilities............     2,254,195      1,109,771
  Current installments of long-term debt....................            --        993,138
  Current installments of capital lease obligations.........        36,636        136,326
                                                              ------------   ------------
          Total current liabilities.........................     6,769,875      4,538,181
Lines of credit.............................................            --      2,728,538
Long-term debt, less current installments...................            --      5,285,750
Capital lease obligations, less current installments........            --         36,636
                                                              ------------   ------------
          Total liabilities.................................     6,769,875     12,589,105
                                                              ------------   ------------
Commitments, contingencies and subsequent events (notes 9,
  10, 11, 14, 15, 16, 19 and 22)
Stockholders' equity:
  Convertible preferred stock -- Series C, $.01 par value;
     authorized 15,000,000 shares; 1,263,708 and 2,399,102
     issued and outstanding at December 31, 2000 and 1999,
     respectively...........................................        12,637         23,991
  Common stock, $.01 par value; authorized 90,000,000
     shares; 14,323,100 and 5,978,679 shares issued and
     outstanding at December 31, 2000 and 1999,
     respectively...........................................       143,231         59,787
  Additional paid-in capital................................   113,614,659     51,719,778
  Accumulated deficit.......................................   (61,945,917)   (46,659,488)
  Stock subscription and deferred compensation..............    (2,920,228)    (2,833,836)
                                                              ------------   ------------
          Total stockholders' equity........................    48,904,382      2,310,232
                                                              ------------   ------------
                                                              $ 55,674,257   $ 14,899,337
                                                              ============   ============

          See accompanying notes to consolidated financial statements.

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                         2000           1999           1998
                                                     ------------   ------------   ------------
Revenue:
  Net product sales................................  $ 25,904,816   $ 13,952,010   $ 21,072,057
  Technology transfer fees.........................     2,100,000             --             --
                                                     ------------   ------------   ------------
          Total revenue............................    28,004,816     13,952,010     21,072,057
                                                     ------------   ------------   ------------
Cost of revenue:
  Product sales....................................    20,014,494     11,750,705     23,529,822
  Technology transfer..............................       200,000             --             --
                                                     ------------   ------------   ------------
          Total cost of revenue....................    20,214,494     11,750,705     23,529,822
                                                     ------------   ------------   ------------
          Gross profit (loss)......................     7,790,322      2,201,305     (2,457,765)
                                                     ------------   ------------   ------------
Operating expenses:
  General and administrative.......................     5,114,644      3,089,732      4,445,731
  Research and development.........................     5,882,487      3,377,215      4,361,365
  Marketing and sales..............................     8,323,410      5,207,503      5,130,955
  Non-cash compensation and goodwill
     amortization..................................     1,660,548        561,441             --
                                                     ------------   ------------   ------------
          Total operating expenses.................    20,981,089     12,235,891     13,938,051
                                                     ------------   ------------   ------------
          Loss from operations.....................   (13,190,767)   (10,034,586)   (16,395,816)
Other income (expense):
  Interest expense.................................      (827,327)    (1,556,649)    (1,123,136)
  Non-cash deferred loan cost amortization.........    (2,527,303)    (4,839,918)      (633,398)
  Interest income..................................     1,397,617        100,136        118,439
  Other, net.......................................      (138,649)      (126,056)         1,053
                                                     ------------   ------------   ------------
          Loss before provision for income taxes...   (15,286,429)   (16,457,073)   (18,032,858)
Provision for income taxes.........................            --             --             --
                                                     ------------   ------------   ------------
          Net loss.................................   (15,286,429)   (16,457,073)   (18,032,858)
Beneficial conversion costs of preferred stock.....       (48,663)    (1,449,541)            --
                                                     ------------   ------------   ------------
Net loss attributable to common stockholders.......  $(15,335,092)  $(17,906,614)  $(18,032,858)
                                                     ============   ============   ============
Loss per share:
  Basic and diluted................................  $      (1.55)  $      (3.59)  $      (4.36)
                                                     ============   ============   ============
Weighted average common shares outstanding:
  Basic and diluted................................     9,884,583      4,994,283      4,135,575
                                                     ============   ============   ============

          See accompanying notes to consolidated financial statements.

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARY

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) AND COMPREHENSIVE
                                 INCOME (LOSS)
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                                           STOCK
                                                                                                       SUBSCRIPTIONS     FOREIGN
                                                     COMMON STOCK         ADDITIONAL                        AND         CURRENCY
                                     PREFERRED   ---------------------     PAID-IN      ACCUMULATED      DEFERRED      TRANSLATION
                                       STOCK       SHARES      AMOUNT      CAPITAL        DEFICIT      COMPENSATION    ADJUSTMENT
                                     ---------   ----------   --------   ------------   ------------   -------------   -----------
Balances at December 31, 1997......  $     --     3,726,189   $ 37,262   $ 12,951,189   $(12,020,812)   $        --      $(4,095)
Conversion of convertible
  debentures to common stock.......        --       275,721      2,757      2,125,813             --             --           --
Issuance of common stock through
  private placement................        --       742,500      7,425      7,456,950             --             --           --
Issuance of preferred stock through
  private placement................     5,584            --         --      3,348,358             --             --           --
Issuance of warrants...............        --            --         --      1,443,438             --             --           --
Repurchase of common stock.........        --            --         --             --             --             --           --
Retirement of treasury stock.......        --      (180,604)    (1,806)      (660,957)      (148,745)            --           --
Comprehensive income (loss):
  Foreign currency translation
    adjustment.....................        --            --         --             --             --             --       (5,866)
  Net loss.........................        --            --         --             --    (18,032,858)            --           --
        Total comprehensive loss...
                                     --------    ----------   --------   ------------   ------------    -----------      -------
Balances at December 31, 1998......     5,584     4,563,806     45,638     26,664,791    (30,202,415)            --       (9,961)
Conversion of convertible
  debentures to common stock.......        --       296,342      2,963      2,367,777             --             --           --
Issuance of common stock for
  cash.............................        --       394,063      3,941      3,032,772             --             --           --
Warrants exercised.................        --       681,093      6,811        183,056             --             --           --
Issuance of warrants...............        --            --         --      5,633,957             --             --           --
Issuance of preferred stock through
  private placements...............    14,573            --         --      8,070,226             --             --           --
Issuance of preferred stock for
  cash.............................     1,667            --         --        930,833             --             --           --
Issuance of preferred stock to VLSI
  (note 10)........................     1,667            --         --        998,333             --             --           --
Issuance of common stock in
  settlement agreement.............        --        38,500        385        307,615             --             --           --
Stock options granted..............        --            --         --      3,179,943             --             --           --
Issuance of common stock to
  consultant.......................        --         4,875         49         50,975             --             --           --
Preferred stock subscribed.........       500            --         --        299,500             --       (300,000)          --
Deferred compensation..............        --            --         --             --             --     (2,775,000)          --
Amortization of deferred
  compensation.....................        --            --         --             --             --        241,164           --
                                     --------    ----------   --------   ------------   ------------    -----------      -------
Comprehensive income (loss):
  Foreign currency translation
    adjustment.....................        --            --         --             --             --             --        9,961
  Net loss.........................        --            --         --             --    (16,457,073)            --           --
        Total comprehensive loss...
                                     --------    ----------   --------   ------------   ------------    -----------      -------
Balances at December 31, 1999......    23,991     5,978,679     59,787     51,719,778    (46,659,488)    (2,833,836)          --
Issuance of common stock for
  warrants exercised...............        --     1,710,083     17,101        104,226             --             --           --
Issuance of common stock for
  options exercised................        --        88,332        883        311,531             --             --           --
Issuance of warrants...............        --            --         --        578,371             --             --           --
Issuance of Series C preferred
  stock for cash...................       487            --         --        268,596             --             --           --
Issuance of Series D preferred
  stock for cash...................     5,000            --         --      4,722,065             --             --           --
Conversion of Series D preferred
  stock into common................    (5,000)      438,595      4,386            614             --             --           --
Conversion of Series C preferred
  stock into common................   (11,841)      816,917      8,169          3,513             --             --           --
Common stock issued for cash and
  note receivable..................        --       100,000      1,000      1,199,000             --     (1,199,000)          --
Initial public offering of common
  stock, net of registration
  costs............................        --     4,600,000     46,000     49,757,115             --             --           --
Issuance of common stock upon
  conversion of bridge loans.......        --        28,685        287        326,722             --             --           --
Issuance of common stock upon
  conversion of debentures.........        --         1,086         11          8,384             --             --           --
Issuance of common stock for
  services.........................        --         4,875         49         51,138             --             --           --
Issuance of common stock for
  acquisition, net of $100,000
  registration costs...............        --       562,098      5,621      4,613,543             --             --           --
Repurchase and retirement of common
  stock............................        --        (6,250)       (63)       (49,937)            --             --           --
Amortization of deferred
  compensation.....................        --            --         --             --             --      1,112,608           --
  Net loss.........................        --            --         --             --    (15,286,429)            --           --
                                     --------    ----------   --------   ------------   ------------    -----------      -------
Balances at December 31, 2000......  $ 12,637    14,323,100   $143,231   $113,614,659   $(61,945,917)   $(2,920,228)     $    --
                                     ========    ==========   ========   ============   ============    ===========      =======


                                                      NET
                                                 STOCKHOLDERS'
                                     TREASURY       EQUITY
                                       STOCK     (DEFICIENCY)
                                     ---------   -------------
Balances at December 31, 1997......  $(533,158)  $    430,386
Conversion of convertible
  debentures to common stock.......         --      2,128,570
Issuance of common stock through
  private placement................         --      7,464,375
Issuance of preferred stock through
  private placement................         --      3,353,942
Issuance of warrants...............         --      1,443,438
Repurchase of common stock.........   (278,350)      (278,350)
Retirement of treasury stock.......    811,508             --
Comprehensive income (loss):
  Foreign currency translation
    adjustment.....................         --         (5,866)
  Net loss.........................         --    (18,032,858)
                                                 ------------
        Total comprehensive loss...               (18,038,724)
                                     ---------   ------------
Balances at December 31, 1998......         --     (3,496,363)
Conversion of convertible
  debentures to common stock.......         --      2,370,740
Issuance of common stock for
  cash.............................         --      3,036,713
Warrants exercised.................         --        189,867
Issuance of warrants...............         --      5,633,957
Issuance of preferred stock through
  private placements...............         --      8,084,799
Issuance of preferred stock for
  cash.............................         --        932,500
Issuance of preferred stock to VLSI
  (note 10)........................         --      1,000,000
Issuance of common stock in
  settlement agreement.............         --        308,000
Stock options granted..............         --      3,179,943
Issuance of common stock to
  consultant.......................         --         51,024
Preferred stock subscribed.........         --             --
Deferred compensation..............         --     (2,775,000)
Amortization of deferred
  compensation.....................         --        241,164
                                     ---------   ------------
Comprehensive income (loss):
  Foreign currency translation
    adjustment.....................         --          9,961
  Net loss.........................         --    (16,457,073)
                                                 ------------
        Total comprehensive loss...               (16,447,112)
                                     ---------   ------------
Balances at December 31, 1999......         --      2,310,232
Issuance of common stock for
  warrants exercised...............         --        121,327
Issuance of common stock for
  options exercised................         --        312,414
Issuance of warrants...............         --        578,371
Issuance of Series C preferred
  stock for cash...................         --        269,083
Issuance of Series D preferred
  stock for cash...................         --      4,727,065
Conversion of Series D preferred
  stock into common................         --             --
Conversion of Series C preferred
  stock into common................         --           (159)
Common stock issued for cash and
  note receivable..................         --          1,000
Initial public offering of common
  stock, net of registration
  costs............................         --     49,803,115
Issuance of common stock upon
  conversion of bridge loans.......         --        327,009
Issuance of common stock upon
  conversion of debentures.........         --          8,395
Issuance of common stock for
  services.........................         --         51,187
Issuance of common stock for
  acquisition, net of $100,000
  registration costs...............         --      4,619,164
Repurchase and retirement of common
  stock............................         --        (50,000)
Amortization of deferred
  compensation.....................         --      1,112,608
  Net loss.........................         --    (15,286,429)
                                     ---------   ------------
Balances at December 31, 2000......  $      --   $ 48,904,382
                                     =========   ============

          See accompanying notes to consolidated financial statements.

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------
                                                                  2000           1999           1998
                                                              ------------   ------------   ------------
Cash flows from operating activities:
  Net loss..................................................  $(15,286,429)  $(16,457,073)  $(18,032,858)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Provisions for doubtful accounts and sales returns and
      credits...............................................       867,402        955,370        997,217
    Provision for obsolete inventory........................     1,305,000      1,733,463      4,469,481
    Depreciation and amortization...........................       954,160        982,156        965,086
    Amortization on deferred loan costs.....................     2,527,303      4,839,918        633,398
    Write-off of tooling equipment..........................       540,000             --             --
    Loss on sale of subsidiary..............................            --        133,972             --
    Amortization of deferred compensation...................     1,505,273        253,441         22,000
    Expense for stock granted to consultant.................        51,187         51,024             --
    Changes in operating assets and liabilities, net of
      acquisition:
      Accounts receivable...................................    (3,938,379)    (1,150,597)    (1,145,534)
      Inventories...........................................    (4,912,870)        70,546     (3,128,926)
      Prepaid expenses and other assets.....................       352,445        282,261       (518,463)
      Accounts payable......................................     1,028,079     (2,851,563)     1,936,508
      Accrued expenses and other current liabilities........       787,025       (341,656)       866,136
                                                              ------------   ------------   ------------
        Net cash used in operating activities...............   (14,219,804)   (11,498,738)   (12,935,955)
                                                              ------------   ------------   ------------
Cash flows from investing activities:
  Purchase of property and equipment........................      (943,710)      (724,268)      (902,951)
  Cash paid for acquisition, net of cash received...........    (1,897,580)            --             --
  Cash paid for note receivable.............................    (2,200,000)            --             --
  Cash paid for warrant to purchase preferred stock.........    (1,200,000)            --             --
                                                              ------------   ------------   ------------
        Net cash used in investing activities...............    (6,241,290)      (724,268)      (902,951)
                                                              ------------   ------------   ------------
Cash flows from financing activities:
  (Repayment of) proceeds received from lines of credit.....    (2,728,538)    (2,402,317)     2,208,246
  Borrowings under long-term debt...........................            --      5,165,787      1,750,000
  Repayment of long-term debt and capital lease
    obligations.............................................    (6,417,036)      (318,907)      (436,677)
  Expenses related to conversion of debt into common
    stock...................................................            --       (115,787)            --
  Net proceeds from issuance of preferred stock.............     4,995,989      9,017,299      3,353,942
  Net proceeds from sale of common stock....................    49,804,115      3,036,713      7,464,375
  Proceeds from exercise of warrants and options............       433,741        189,867             --
  Cash paid for treasury stock..............................       (50,000)            --       (278,350)
                                                              ------------   ------------   ------------
        Net cash provided by financing activities...........    46,038,271     14,572,655     14,061,536
                                                              ------------   ------------   ------------
Effects of exchange rates on cash and cash equivalents......            --          9,961         (5,866)
                                                              ------------   ------------   ------------
        Net increase in cash and cash equivalents...........    25,577,177      2,359,610        216,764
Cash and cash equivalents, beginning of year................     4,792,313      2,432,703      2,215,939
                                                              ------------   ------------   ------------
Cash and cash equivalents, end of year......................  $ 30,369,490   $  4,792,313   $  2,432,703
                                                              ============   ============   ============
Supplemental disclosure of cash flow information:
  Interest paid.............................................  $    827,327   $  1,223,722   $  1,230,890
                                                              ============   ============   ============
Supplemental schedule of noncash investing and financing
  activities:
  Common stock issued in connection with acquisition, net of
    accrued registration costs..............................  $  4,619,164   $         --   $         --
                                                              ============   ============   ============
  Acquisition of property and equipment and assumption of
    capital lease obligations...............................  $         --   $         --   $    216,215
                                                              ============   ============   ============
  Warrants issued in connection with the execution and/or
    extension of long-term debt.............................  $    578,371   $  5,633,957   $  1,421,438
                                                              ============   ============   ============
  Conversion of debentures and accrued interest to shares of
    common stock............................................  $    327,009   $         --   $  2,128,570
                                                              ============   ============   ============
  Conversion of bridge loans to shares of common stock......  $      8,395   $  2,370,740   $         --
                                                              ============   ============   ============
  Retirement of treasury stock..............................  $     50,000   $         --   $    811,508
                                                              ============   ============   ============
  Issuance of 166,666 shares of Series C preferred stock for settlement of accounts payable and inventory
    purchases...............................................  $         --   $  1,000,000   $         --
                                                              ============   ============   ============
  Issuance of 38,500 shares of common stock as settlement
    for contingent purchase price...........................  $         --   $    308,000   $         --
                                                              ============   ============   ============
  Options issued for services...............................  $         --   $  3,179,943   $         --
                                                              ============   ============   ============
  Stock subscription receivable.............................  $  1,199,000   $    300,000   $         --
                                                              ============   ============   ============
  Conversion of Series C and D preferred stock to shares of
    common stock............................................  $     16,841   $         --   $         --
                                                              ============   ============   ============
  Refinance of bridge loan interest payable.................  $    160,042   $         --   $         --
                                                              ============   ============   ============

          See accompanying notes to consolidated financial statements.

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 13, 2000, 1999 AND 1998

(1) NATURE OF BUSINESS

     Mobility Electronics, Inc. and subsidiary (collectively, "Mobility" or "the Company") formerly known as Electronics Accessory Specialists International, Inc. was formed on May 4, 1995. Mobility was originally formed as a limited liability corporation; however, in August 1996 the Company became a C Corporation incorporated in the State of Delaware.

     Mobility designs, develops and markets connectivity and remote PCI bus technology and products for the computer industry and a broad range of related embedded processor applications. In addition, Mobility also manufactures and/or distributes in-car and in/out DC power adapters, portable computer docking stations, port replicators, and monitor stands. Mobility distributes products in the U.S., Canada and Europe.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change include valuation of accounts receivable and inventories, impairment of intangible assets and valuation of deferred tax assets. Management believes that such estimates have been appropriately established in accordance with accounting principles generally accepted in the United States of America.

  (b) Principles of Consolidation

     The 1999 and 1998 consolidated financial statement information includes the accounts of Mobility and its wholly owned subsidiary, Mobility Electronics L.L.C. including its three operating subsidiaries, up to October 1999, being the date of the sale of this subsidiary. The 2000 consolidated financial statements include the accounts of Mobility and its wholly owned subsidiary, Magma, Inc., from October 2, 2000 (date of acquisition) to December 31, 2000. All significant intercompany balances and transactions have been eliminated in consolidation.

     On October 2, 2000, the Company acquired California-based Mesa Ridge Technologies, Inc., doing business as MAGMA ("Magma"). Magma manufactures and markets connectivity products (serial products and PCI slot expansion systems) to the music, video and satellite communications industries. Serial products allow a user to attach additional peripheral devices on one main computer. PCI slot expansion systems enable technologies to run multiple monitors using only one computer, record and edit digital audio video using one location, and run multiple file, fax modems and/or network servers on a single computer. Accordingly, the consolidated financial statements as of December 31, 2000 and for the year ended December 31, 2000 include Magma activities since the date of acquisition. Also see note 3(a).

  (c) Cash and Cash Equivalents

     All short-term investments purchased with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents include cash on hand and amounts on deposit with financial institutions.

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARY

  (d) Inventories

     Inventories consist of component parts purchased partially and fully assembled for computer accessory items. The Company has all normal risks and rewards of its inventory held by contract manufacturers. Inventories are stated at the lower of cost (first-in, first-out method) or market. Finished goods and work-in-process inventories include material, labor and overhead costs. Overhead costs are allocated to inventory manufactured in-house based upon direct labor.

  (e) Property and Equipment

     Property and equipment are stated at cost. Equipment held under capital leases is stated at the present value of future minimum lease payments. Depreciation on furniture, fixtures and equipment is provided using the straight-line method over the estimated useful lives of the assets ranging from two to seven years. Tooling is capitalized at cost and is depreciated over a two-year period. Equipment held under capital leases and leasehold improvements are amortized over the shorter of the lease term or estimated useful lives of the assets.

  (f) Deferred Loan Costs

     Deferred loan costs, consisting primarily of the value of warrants issued in conjunction with certain debt financings, are amortized over the term of the related debt.

  (g) Patents, Trademarks and Noncompete Agreement

     The cost of patents, trademarks and a noncompete agreement are included in other assets and amortized on a straight-line basis over their estimated economic lives of two to five years.

  (h) Goodwill

     Goodwill, which is included in other assets, represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the estimated economic life of ten years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

  (i) Impairment of Long-Lived Assets

     The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

  (j) Revenue Recognition

     Revenue from product sales is recognized upon shipment and transfer of ownership from the Company or contract manufacturer to the customer. Provisions for returns and credits are provided for in the same period the related sales are recorded. Revenue from technology transfer fees, consisting of the licensing and transferring of Split Bridge(TM) and other technology and architecture, and related training and implementation support services, is recognized over the term of the respective sales or license agreement.

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARY

  (k) Warranty Reserve

     The Company provides limited warranties on certain of its products for periods generally not exceeding three years. The Company accrues warranty costs for potential product liability and warranty claims based on the Company's claim experience. The Company's warranty accrual was $290,550 and $294,071 as of December 31, 2000 and 1999, respectively.

  (l) Income Taxes

     The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  (m) Net Loss Per Common Share

     Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or contracts to issue common stock were exercised or converted to common stock or resulted in the issuance of common stock that then shared in the earnings or loss of the Company.

  (n) Employee Stock Options

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options and to adopt the "disclosure only" alternative treatment under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). SFAS 123 requires the use of fair value option valuation models that were not developed for use in valuing employee stock options. Under SFAS No. 123, deferred compensation is recorded for the excess of the fair value of the stock on the date of the option grant, over the exercise price of the option. The deferred compensation is amortized over the vesting period of the option.

  (o) Fair value of Financial Instruments

     The fair value of accounts receivable, accounts payable, and accrued expenses approximates the carrying value due to the short-term nature of these instruments. Management has estimated that the fair values of the line of credit and notes payable approximate the current balances outstanding, based on currently available rates for debt with similar terms.

  (p) Research and Development

     The cost of research and development is charged to expense as incurred.

  (q) Foreign Currency Translation

     The financial statements of the Company's foreign subsidiary are measured using the local currency as the functional currency. Assets and liabilities of this subsidiary are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARY year. The resulting cumulative translation adjustments have been recorded as comprehensive income (loss), a separate component of stockholders' equity.

     Although the Company sold its foreign subsidiary in 1999, the Company continues to sell product to European customers. Certain of these sales transactions are denominated in local currency different from U.S. dollars, thus resulting in transaction gains and losses. Foreign currency transaction gains and losses are included in consolidated net loss for the years ended December 31, 2000, 1999 and 1998. These foreign currency transaction gains and losses were not considered material and, thus, are not separately disclosed on the face of the accompanying consolidated statements of operations.

  (r) Segment Reporting

     The Company has only one operating business segment, the sale of peripheral computer equipment.

  (s) Comprehensive Loss

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No.
130) which became effective for the Company January 1, 1998. SFAS No. 130 established standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted the provisions of SFAS No. 130 in 1998.

  (t) Reclassifications

     Certain amounts included in the 1999 and 1998 consolidated financial statements have been reclassified to conform to the 2000 financial statement presentation.

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARY

(3) ACQUISITIONS AND SALE

  (a) Mesa Ridge Technologies

     On October 2, 2000, the Company acquired all of the outstanding stock of Mesa Ridge Technologies, Inc., doing business as MAGMA, a California corporation ("Magma"). Magma manufactures and markets connectivity products (serial products and PCI slot expansion systems) to the music, video and satellite communications industries. The purchase price consisted of $2,000,000 in cash and 562,098 shares of Common Stock, valued at $4,719,164. In addition, contingent earn out payments are to be made to the selling stockholders depending upon Magma's performance over the two years following the date of acquisition, which are measured and payable on each anniversary date of the acquisition.

     The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon the estimated fair values at the date of acquisition. The acquisition resulted in goodwill of $6,210,952 which is being amortized on a straight-line basis over ten years.

     The purchase price of $6,719,164 plus acquisition costs of $197,856 was allocated as follows:

Purchase price:
  Cash consideration...................................   $ 2,000,000
  Common stock and additional paid-in capital..........     4,719,164
  Costs of acquisition.................................       197,856
                                                          -----------
                                                          $ 6,917,020
                                                          ===========
Assets acquired and liabilities assumed:
  Current assets.......................................   $ 2,215,944
  Equipment............................................        25,953
  Other assets.........................................        12,959
  Goodwill.............................................     6,210,952
  Current liabilities..................................    (1,548,788)
                                                          -----------
                                                          $ 6,917,020
                                                          ===========

     The consolidated financial statements as of December 31, 2000 includes the accounts of Magma and results of operations since the date of acquisition. The following summary, prepared on a pro forma basis present the results of operations as if the acquisition had occurred on January 1, 1999.

                                                             YEARS ENDED DECEMBER 31,
                                                            --------------------------
                                                                2000          1999
                                                            ------------   -----------
                                                            (UNAUDITED)    (UNAUDITED)
Net revenue...............................................  $ 34,760,212    20,514,294
                                                            ============   ===========
Net loss..................................................  $(15,910,778)  (16,491,943)
                                                            ============   ===========
Net loss attributable to common stockholders..............  $(15,959,441)  (17,941,484)
                                                            ============   ===========
Basic and diluted loss per share..........................  $      (1.53)        (3.23)
                                                            ============   ===========

     The pro forma results are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of 1999 or as a projection of future results.

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARY

  (b) Miram

     On July 29, 1997, the Company acquired certain assets and assumed certain liabilities approximating $565,000 of Miram International, Inc. (Miram), a manufacturer of docking stations, in exchange for 55,000 shares of common stock valued at $425,000, with further consideration payable in future periods, contingent upon product sales revenue during these periods. The transaction was accounted for in accordance with the purchase method of accounting. During May 1999, the Company issued an additional 38,500 shares of common stock valued at $308,000 to settle and eliminate any contingent future consideration. This amount has been recorded as a component of general and administrative expense for 1999 and no additional payments to the seller will be required.

  (c) Sale of Mobility Electronics LLC

     On October 1, 1999, the Company sold its European subsidiary (Mobility Electronics LLC, which maintained offices in the United Kingdom and France, and offices and a warehouse/distribution center in Germany through its three operating subsidiaries, Mobility Electronics (U.K.), Mobility Electronics GMBH and Mobility SARL). The stated value of net assets of approximately $134,000 was sold for nominal consideration resulting in a loss on sale of the subsidiary of approximately $134,000, which is recorded as a component of other loss for 1999.

(4) INVENTORIES

     Inventories consist of the following:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 2000        1999
                                                              ----------   ---------
Raw materials...............................................  $3,167,319     729,336
Work-in-process.............................................          --      16,344
Finished goods..............................................   3,203,562     808,336
                                                              ----------   ---------
                                                              $6,370,881   1,554,016
                                                              ==========   =========

(5) PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 2000        1999
                                                              ----------   ---------
Furniture and fixtures......................................  $  244,009     135,480
Store, warehouse and related equipment......................     405,627     364,382
Computer equipment..........................................   1,159,602     672,102
Capital lease assets........................................     581,641     581,641
Tooling.....................................................   2,005,727   2,209,813
Leasehold improvements......................................      63,239      63,239
                                                              ----------   ---------
                                                               4,459,845   4,026,657
Less accumulated depreciation and amortization..............   2,777,208   2,109,766
                                                              ----------   ---------
  Property and equipment, net...............................  $1,682,637   1,916,891
                                                              ==========   =========

     Capital lease assets consist of computers and furniture and fixtures.

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARY

(6) OTHER ASSETS

     Other assets consist of the following:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 2000        1999
                                                              ----------   ---------
Note receivable.............................................  $2,200,000          --
Investment in warrant.......................................   1,200,000          --
Deferred loan costs.........................................          --   5,162,389
Deferred compensation expense...............................          --     404,943
Prepaid license fee.........................................     400,000          --
Patents, trademarks and designs.............................     454,543     326,871
Restricted cash.............................................          --     225,000
Other.......................................................     143,933      92,238
                                                              ----------   ---------
                                                               4,398,476   6,211,441
Less accumulated amortization...............................     245,365   3,250,066
                                                              ----------   ---------
          Net other assets..................................  $4,153,111   2,961,375
                                                              ==========   =========

(7) NOTE RECEIVABLE

     In August 2000, the Company entered into a Strategic Partner Agreement and Purchase and Development Agreement with a company to develop, license and sell certain products. In conjunction with these agreements, the Company signed a subordinated promissory note ("Subordinated Note") to loan up to $3,000,000 to this company. Interest on the Subordinated Note, which accrues at a rate of 8% per annum, is payable on each anniversary date of the note, with principal, together with all accrued but unpaid interest, due and payable on August 29, 2003. The principal balance of the Subordinated Note is convertible at any time into post-conversion equity interest in this company. During 2000, the Company advanced $2,200,000 to this company under the Subordinated Note, all of which is outstanding at December 31, 2000 and reflected as a component of other assets.

(8) INVESTMENT IN WARRANT

     In September 2000, the Company paid $1,200,000 to purchase a warrant to purchase Series A preferred stock of a company. The warrant is initially exercisable to purchase shares of Series A preferred stock equal to 10% of the fully diluted capital stock at an aggregate exercise price of $762,000. However, the exercise price and number of shares to be acquired upon the exercise of the warrant is adjusted if the company issues any capital stock or stock equivalent other than with respect to the exercise of the warrant at a price of less than $2,750 per share. The warrant value of $1,200,000 at the date of purchase was determined by an independent valuation of the investee company. The investment in warrant of $1,200,000 is stated at cost as a component of other assets at December 31, 2000.

(9) LINES OF CREDIT

     On May 6, 1998, the Company entered into a $1,500,000 line of credit with a bank. The line bears interest at the bank's corporate base rate plus 1.5% (9.25% at December 31, 1998), payable monthly, with final payment of interest and principal on May 6, 1999. The line of credit is secured by the Company's accounts receivable, inventory, and property and equipment. On May 6, 1999, the Company extended the maturity date of this line of credit to August 1999. In August 1999, the maturity date was further extended to October 30, 1999 and the amount available under the line was reduced from $1,500,000 to $750,000. On October 31, 1999, the maturity date was extended to March 31, 2000 and the interest rate payable on the line increased to the bank's corporate base rate plus 2.5%. At December 31, 1999, $466,082 was outstanding under

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARY this line of credit. On March 13, 2000, the bank agreed to extend the maturity date of this line of credit to March 31, 2001 and increased the interest rate payable on the line to the bank's corporate base rate plus 3.5% (12% at December 31, 1999). During 2000, all amounts due and outstanding under this line of credit were paid in full and the line of credit was cancelled by the Company.

     On July 21, 1998, the Company entered into a line of credit with the same bank under which the Company may borrow up to the lesser of $4,500,000 or the sum of 80% of the aggregate amounts of accounts receivable, 60% of the aggregate amount of finished goods inventory and 40% of the aggregate amount of raw materials inventory. On November 2, 1999, the Company approved the amended and restated business loan agreement. Pursuant to the terms of this agreement, the outstanding principal balance of the previously described $4,500,000 note was reduced to $2,852,054 and then replaced by a revolving line of credit promissory note in the face amount of $3,000,000. The interest rate on amounts borrowed under this promissory note is 2.5% plus the bank's corporate base rate per annum (11% at December 31, 1999), payable monthly and remaining principal and interest due March 31, 2000. At December 31, 1999, $2,262,456 was outstanding under this line of credit. On March 13, 2000, the Company extended the maturity date of this line of credit to March 31, 2001. During 2000, all amounts due and outstanding under this line of credit were paid in full.

(10) LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                DECEMBER 31,
                                                              ----------------
                                                              2000     1999
                                                              ----   ---------
Notes payable...............................................  $--    4,424,138
Convertible debentures......................................   --       79,750
Bridge notes................................................   --    1,775,000
                                                              ---    ---------
                                                               --    6,278,888
Less current installments...................................   --      993,138
                                                              ---    ---------
          Long-term debt, excluding current installments....  $--    5,285,750
                                                              ===    =========

     During 1996 and 1997, the Company issued $2,161,122 in aggregate principal amount of 12% Convertible Debentures (the "Debentures"), of which 60% of the outstanding balance is convertible at the option of the holder into common stock on or before the closing date of an Initial Public Offering of the Company. The conversion price is equal to $7.73 per share. In December 1998, the Company amended the conversion term of the debentures to allow the holders of the debentures to convert 100% (versus 60%) of the debentures to common stock. As a result, $2,066,122 of the Debentures and related accrued interest of $62,448 were converted into 275,721 shares of common stock at a conversion price of approximately $7.73 during 1998. At December 31, 1999, $79,750 was outstanding under these debentures. During 2000, $8,395 of Debentures were converted into 1,086 shares of common stock at a conversion rate of $7.73 per share and all remaining amounts due and outstanding under these debentures were paid in full.

     On June 24, 1997 and March 25, 1998, the Company signed promissory notes with a financial institution for $1,600,000 and $1,750,000, respectively. The interest rate is 13.5% per annum, payable monthly with final payment due June 23, 2002. The notes were secured by the Company's inventory, property and equipment, and intangible assets. At December 31, 1999, $1,600,000 and $1,750,000 was outstanding under these promissory notes, respectively. During 2000, all amounts due and outstanding under these promissory notes were paid in full.

     In July 1997, the Company acquired certain assets by executing a $400,000 promissory note payable. The note accrued interest at 8% annually with quarterly payments of $54,604 including interest that began on

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARY

October 1, 1997 and continue through July 1, 1999. The note was secured by a patent application and other related patents. On May 21, 1999, the Company entered into a Settlement Agreement, which extended the repayment date with principal and accrued interest due and payable in equal installments on January 31, April 30 and July 31, 2000. At December 31, 1999, $157,471 was outstanding under this promissory note. During 2000, all amounts due and outstanding under this promissory note were paid in full.

     On November 2, 1999, the Company signed new promissory notes with a bank with face values of $1,500,000, $150,000 and $75,000 with interest rate on amounts borrowed under these promissory notes ranging from 2.5% to 3.5% plus the bank's corporate base rate per annum. The $1,500,000 promissory note was payable in monthly payments of principal of $83,333 and accrued interest, with $500,000 due at signing and any unpaid principal and interest due March 31, 2000. On March 13, 2000, the bank agreed to extend the maturity date of these promissory notes to March 31, 2001. At December 31, 1999, $916,667 was outstanding under this promissory note. During 2000, all amounts due and outstanding under these promissory notes were paid in full.

     During March 1999, the Company issued $3.5 million of 13% Bridge Promissory Notes (the "Existing Bridge Notes") with interest at a rate of 13% per annum and due and payable March 5, 2000. For each $100,000 of Existing Bridge Notes subscribed, each subscriber received a warrant to purchase 15,000 shares of Common Stock at an exercise price of $0.02 per share. This resulted in the issuance of warrants to purchase 525,000 shares of common stock valued at $4,200,000. The value of these warrants was recorded as deferred loan costs (a component of other assets) and amortized to interest expense over the term of the Existing Bridge Notes. The warrants are exercisable at any time after July 1, 1999 but on or prior to March 5, 2002, and have certain registration rights. In May 1999, the Company provided holders of the Existing Bridge Notes the right to convert the principal and interest of such notes to common stock at a price of $8.00 per share, provided such conversion was made by June 30, 1999. As of December 31, 1999, $2,275,000 of the Existing Bridge Notes and $95,740 of related accrued interest was converted into 296,342 shares of common stock. At December 31, 1999, $1,225,000 was outstanding under these Existing Bridge Notes. On February 29, 2000, the Company extended the maturity date of the Existing Bridge Notes and related accrued interest of approximately $160,000 to March 31, 2001 and increased the interest rate to 14% per annum. In conjunction with the extension of the maturity date, the Company issued warrants to purchase 138,502 shares of common stock valued at $213,043. The value of these warrants was recorded as deferred loan costs (a component of other assets) and amortized to interest expense over the term of the Bridge Notes. The warrants are exercisable at a purchase price equal to ninety-five percent of the $12.00 offering price of the initial public offering ($11.40).

     The Bridge Note extension agreement also provides that the holders of the Bridge Notes have the option, within 15 days following the closing of an initial public offering, to convert any or all of the outstanding principal balance and accrued but unpaid interest into shares of common stock at a conversion price of 95% of the offering price of the initial public offering (this price was $11.40 based on $12.00 initial public offering price). During 2000, $327,009 of principal and accrued interest was converted into 28,685 shares of common stock and the balance of the outstanding Bridge Notes and accrued interest was paid in full.

     In June through August 1999, the Company completed a Private Placement of $3.7 million and issued warrants for the purchase of 449,200 shares of common stock at an exercise price of $0.02 per share in conjunction with this Private Placement. The warrants may be exercised on or after September 1, 1999, but must be exercised on or prior to May 31, 2002. The Private Placement was structured as an offering of 13% Bridge Notes with an option to immediately convert to common stock at a price of $8.00 per share. Under the Private Placement, the Company issued 394,063 shares of common stock along with warrants to purchase 384,200 shares of common stock in exchange for $3,036,713, net of issuance costs of $115,787. In addition, Bridge Notes totaling $550,000 were issued and outstanding at December 31, 1999. The Company issued warrants to purchase 65,000 shares of common stock valued at $520,000 to purchasers of Bridge Notes based

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARY upon the principal amounts of notes subscribed. The value of these warrants is recorded as deferred loan costs (a component of other assets) and amortized to interest expense over the term of the Bridge Notes. During 2000, the outstanding principal and accrued interest under these Bridge Notes was paid in full.

(11) CAPITAL LEASE OBLIGATIONS

     The Company is obligated under various capital leases primarily for computer equipment and office furniture that expire at various dates through 2001. These leases meet the various criteria of capital leases and are, therefore, classified as capital lease obligations. Capital lease obligations total $36,636 at December 31, 2000 and reflect the present value of future rental payments, discounted at the interest rate implicit in each of the leases.

     The leased furniture and equipment has been included in property and equipment at a total cost of $581,641 at December 31, 2000 and 1999.

(12) STOCKHOLDERS' EQUITY (DEFICIENCY)

     In January 2000, the Board of Directors authorized the Company's certificate of incorporation to increase the number of authorized shares of common stock to 100,000,000 and increased the authorized shares of preferred stock to 15,000,000 shares. Additionally, in March 2000, the Company's Board of Directors authorized and the Company's stockholders approved a 1-for-2 reverse stock split and a post-split adjustment of the number of authorized shares of common stock to 90,000,000 shares. All share information included in the accompanying consolidated financial statements has been retroactively adjusted to reflect these amendments.

  (a) Convertible Preferred Stock

     During 1998, the Company issued 558,400 shares of Series C preferred stock for $3,353,942, net of legal and issuance costs of $415,208 through a Private Placement. During 1999, the remaining 176,900 shares relating to this Private Placement were issued for $1,057,888, net of issuance costs of $136,241. An additional 91,909 shares were issued as a result of repricing the Private Placement from $6.75 per share to $6.00 per share and 5,804 shares were issued as payment for broker commissions.

     During 1999, the Company issued 1,182,744 shares of Series C preferred stock at $6.00 per share for $7,026,911 million, net of legal and Private Placement fees of $69,553, in conjunction with a Private Placement. During January 2000, the Company completed the Private Placement and issued an additional 48,706 shares of Series C preferred stock for $269,083, net of legal and issuance costs of $23,153. In conjunction with this Private Placement, the Company issued a warrant for each share of Series C preferred stock to purchase one share of common stock. In addition, the Company issued warrants to purchase 72,584 shares of common stock as settlement of certain private placement fees. The total warrants issued of 1,292,594 and 11,440 are exercisable at $0.02 and $9.60, respectively, per common stock share and expire December 2004.

     During 2000, 1,017,434 shares of Series C preferred stock sold under these Private Placements were converted into 701,926 shares of common stock at a conversion rate of 1-to-0.68995, Series C preferred stock to common stock.

     In April 1999, the Company entered into an agreement with Seligman Communications and Information Fund, Inc. (Seligman) under which the Company issued 166,666 shares of Series C preferred stock at $6.00 per share in exchange for a $1,000,000 investment in the Company for a total of $1,000,000. During September 2000, these shares were converted into 114,991 shares of common stock at a conversion rate of 1-to-0.68995.

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARY

     In April 1999, the Company entered into an agreement with VLSI Technology, Inc. (VLSI) under which the Company issued 166,666 shares of Series C preferred stock at $6.00 per share in exchange for the settlement of liabilities of $406,000 with the Company and a prepayment for inventory purchases of $594,000, net of issuance costs of $67,500. The prepayment of inventory is reflected in other current assets at December 31, 1999.

     At the date of issuance of the Series C shares, a non-cash beneficial conversion adjustment of $48,663 and $1,449,541, which represents a 17% discount to the fair value of the common stock at the date of issuance, has been recorded in the 2000 and 1999 consolidated financial statements as an increase and decrease to additional paid-in capital, respectively.

     The Series C preferred stock is convertible into shares of common stock. The initial conversion rate was one for one, but was subject to change if certain events occur. Generally, the conversion rate will be adjusted if the Company issues any non-cash dividends on outstanding securities, splits its securities or otherwise effects a change to the number of its outstanding securities. The conversion rate will also be adjusted if the Company issues additional securities at a price that is less than the price that the Series C preferred stockholders paid for their shares. Such adjustments will be made according to certain formulas that are designed to prevent dilution of the Series C preferred stock. The Series C preferred stock can be converted at any time at the option of the holder, and will convert automatically, immediately prior to the consummation of a firm commitment underwritten public offering of common stock pursuant to a registration statement filed with the SEC having a per share price equal to or greater than $24.00 per share and a total gross offering amount of not less than $15.0 million.

     The Company may not pay any cash dividends on its common stock while any Series C preferred stock remain outstanding without the consent of the Series C preferred stockholders. Holders of shares of Series C preferred stock are entitled to vote on all matters submitted for a vote of the holders of common stock. Holders will be entitled to one vote for each share of common stock into which one share of Series C preferred stock could then be converted. In the event of liquidation or dissolution, the holders of Series C preferred stock will be entitled to receive the amount they paid for their stock, plus accrued and unpaid dividends out of the Company's assets legally available for such payments prior to the time other holders of securities junior to the Series C preferred stock will be entitled to any payments.

     On March 6, 2000, the Company signed a Strategic Partner Agreement with Cybex Computer Products Corporation (Cybex). The Company and Cybex have agreed to license certain technology to each other and the Company has agreed to sell certain of its products to Cybex on a private label basis. In conjunction with this agreement, the Company sold Cybex 500,000 shares of $0.01 par value Series D preferred stock for $4,727,065, net of issuance of costs of $272,935. The Series D preferred stockholders have voting rights consistent with common stockholders and have liquidation preference over common stockholders but subordinate to Series C preferred stockholders. The Series D preferred stock is convertible into shares of common stock. On June 30, 2000, the Series D preferred stock were converted to 438,595 shares of common stock at a conversion rate of 1-to-0.87719 ($10.00 divided by 95% of the $12.00 initial public offering price per share of common stock).

  (b) Common Stock

     During 1998, the Company held a Private Placement and issued 742,500 shares of common stock for $7,464,375, net of legal and Private Placement fees of $1,074,377.

     During 1998, $2,066,122 of the Convertible Debentures and accrued interest of $62,448 totaling $2,128,570 were converted into 275,721 shares of common stock at a conversion price of approximately $7.73.

     During 1999, the Company issued 4,875 shares of common stock valued at $51,188 for services performed by a third party consultant which was recorded as compensation expense in 1999.

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARY

     During 1999, the Company issued 394,063 shares of common stock for $3,036,716, net of issuance costs of $115,787 under a Private Placement.

     On June 30, 2000, the Company's registration statement on Form S-1 registering its initial public offering ("IPO") of 4,000,000 shares of common stock became effective. At the offering price of $12.00 per share, the Company received proceeds of $44.6 million from the IPO, net of underwriting discounts and commissions of $3.4 million. Additional offering expenses incurred include legal, accounting and printing expenses of approximately $1.2 million, director and officers liability insurance of $160,300, SEC and NASDAQ registration and filing fees of $140,855 and miscellaneous expenses of $42,700 for a total of $1.5 million. The net cash proceeds to the Company after the payment of the estimated total offering expenses of $4.9 million was $43.1 million. As part of the IPO, the Company granted the underwriters a 30-day option from the effective date of the IPO to purchase up to 600,000 additional shares of common stock to cover over-allotments, if any. On July 28, 2000, the underwriters exercised their 30-day option in full and purchased 600,000 additional shares of common stock, resulting in additional IPO proceeds received by the Company of $6.7 million, net of underwriting discounts and commissions of $504,000. Including the underwriters' over-allotment option, the net cash proceeds received by the Company after deducting the total offering expenses of $5.4 million was $49.8 million.

     Holders of shares of common stock are entitled to one vote per share on all matters submitted to a vote of the Company's stockholders. There is no right to cumulative voting for the election of directors. Holders of shares of common stock are entitled to receive dividends, if and when declared by the board of directors out of funds legally available therefore, after payment of dividends required to be paid on any outstanding shares of preferred stock. Upon liquidation, holders of shares of common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to the liquidation preferences of any outstanding shares of preferred stock. Holders of shares of common stock have no conversion, redemption or preemptive rights.

  (c) Treasury Stock

     During 1996, the Company entered into a non-cash transaction and reacquired 154,154 shares of common stock valued at $533,158 in exchange for a distributor's outstanding trade receivable due to Mobility. During 1998, this treasury stock was retired.

     During 1998, the Company repurchased and retired 26,450 shares of common stock valued at $278,350 for cash.

     During 2000, the Company repurchased and retired 6,250 shares of common stock valued at $50,000 for cash.

  (d) Stock Subscription and Deferred Compensation

     In December 1999, the Company entered into a promissory note in the principal sum of $300,000 with an executive of the Company to finance his purchase of 50,000 shares of Series C preferred stock at a composite purchase price of $6.00 for one share of preferred stock and one warrant for the purchase of 50,000 shares of common stock at an exercise price of $0.02.

     In April 1999, 75,000 incentive stock options to purchase common stock at a weighted average exercise price of $2.68 were issued to an officer. The Company recorded $400,000 of deferred compensation, which represents the intrinsic value of these stock options, related to the issuance of the options which are charged to compensation expense over the vesting period through March 2002. The unamortized portion, which is recorded as a deduction from stockholders' equity, is $83,450 at December 31, 2000.

     During 1999, 441,250 incentive stock options to purchase common stock at a weighted average exercise price of $4.00 were issued to employees. The Company recorded $2,375,000 of deferred compensation

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARY expense, which represents the intrinsic value of these stock options, related to the issuance of the options which are charged to compensation expense over the vesting period through periods ranging from December 2000 to December 2004. The unamortized portion, which is recorded as a deduction from stockholders' equity, is $1,337,778 at December 31, 2000.

     In June 2000, the Company sold 100,000 shares of common stock at a price of $12.00 per share to a company in exchange for $1,000 in cash and $1,199,000 promissory note which bears interest at 6% per annum and is secured by these shares of common stock. Accrued but unpaid interest under the promissory note is due and payable on each anniversary date of the promissory note beginning June 30, 2001, with all unpaid principal and interest due and payable in full on June 30, 2003. As of December 31, 2000, the $1,199,000 outstanding principal balance is reflected as a component of deferred compensation and stock subscriptions.

(13) INCENTIVE STOCK OPTION PLAN AND WARRANTS

     In 1995, the Board granted stock options to employees to purchase 132,198 shares of common stock. Later in 1996, the Company adopted an Incentive Stock Option Plan (the Plan) pursuant to the Internal Revenue Code. Common stock reserved for grants to key employees of the Company under the Plan total 132,000 shares. The aggregate number of shares of common stock for which options may be granted or for which stock grants may be made under the plan is 1,250,000. Options become exercisable over varying periods up to five years and expire at the earlier of termination of employment or up to seven years after the date of grant. The options under both the Plan and Board approved were granted at the fair market value of the Company's stock at the date of grant as determined by the Company's Board of Directors.

     At December 31, 2000 and 1999, there were 0 and 422,272 shares, respectively, available for grant under the Plan and pursuant to Board approval. During 2000, the Company granted 94,443 options in excess of the amount available to grant in the Plan. These options have been granted subject to Board approval and amendment to the existing Plan to increase the aggregate number of shares available to grant.

     The per share weighted average fair value of stock options granted under the Plan for the years ended December 31, 1999 and 1998 was $5.22 and $8.12, respectively, based on the date of grant using the minimum value method with the following weighted average assumptions: expected dividend yield 0%, risk free interest rate of 5.1% and an expected life of 5 years.

     The per share weighted average fair value of stock options granted under the plan for the year ended December 31, 2000 was $2.80, based on the date of grant using Black Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, risk free interest rate of 6.1%, expected volatility of 50%, and expected life of 2.5 years.

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARY

     At December 31, 2000, the range of exercise prices and weighted average remaining contractual life of options was $0.02 -- $12.00 and 5 years, respectively.

                                                                             WEIGHTED
                                                                             AVERAGE
                                                                          EXERCISE PRICE
                                                               NUMBER       PER SHARE
                                                              ---------   --------------
Outstanding, December 31, 1997..............................    187,438       $ 4.76
  Granted...................................................    324,756        11.50
  Canceled..................................................    (33,980)        5.78
  Exercised.................................................         --           --
                                                              ---------       ------
Outstanding, December 31, 1998..............................    478,214         9.26
  Granted...................................................    735,239         5.26
  Canceled..................................................   (253,527)       11.33
  Exercised.................................................         --           --
                                                              ---------       ------
Outstanding, December 31, 1999..............................    959,926         5.65
  Granted...................................................    573,650         8.10
  Canceled..................................................    (56,735)        7.74
  Exercised.................................................    (88,332)        3.54
                                                              ---------       ------
Outstanding, December 31, 2000..............................  1,388,509       $ 6.71
                                                              =========       ======

     The following table summarizes information about the stock options outstanding at December 31, 2000:

                                   WEIGHTED       WEIGHTED                 WEIGHTED
                                   AVERAGE        AVERAGE                  AVERAGE
   RANGE OF        OPTIONS        REMAINING       EXERCISE     OPTIONS     EXERCISE
EXERCISE PRICES  OUTSTANDING   CONTRACTUAL LIFE    PRICE     EXERCISABLE    PRICE
---------------  -----------   ----------------   --------   -----------   --------
$ 0.02               25,000          8.3           $ 0.02       25,000      $ 0.02
$ 2.18-$ 3.52       228,966          5.2           $ 3.19       44,066      $ 3.52
$ 4.00              503,607          4.0           $ 4.00      161,582      $ 4.00
$ 6.94-$ 9.43       161,980          4.4           $ 7.96       55,340      $ 7.95
$10.50-$12.00       468,956          4.0           $11.27      152,475      $11.42
                  ---------          ---           ------      -------      ------
$ 0.02-$12.00     1,388,509          4.3           $ 6.71      438,463      $ 6.80
                  =========          ===           ======      =======      ======

     Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amount indicated below:

                                                       YEARS ENDED DECEMBER 31,
                                               ----------------------------------------
                                                   2000          1999          1998
                                               ------------   -----------   -----------
Net loss applicable to common stockholders:
  As reported................................  $(15,335,092)  (17,906,614)  (18,032,858)
                                               ============   ===========   ===========
  Pro forma..................................  $(16,128,580)  (18,147,186)  (18,267,627)
                                               ============   ===========   ===========
Net loss per share -- basic and diluted:
  As reported................................  $      (1.55)        (3.59)        (4.36)
                                               ============   ===========   ===========
  Pro forma..................................  $      (1.63)        (3.63)        (4.42)
                                               ============   ===========   ===========

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARY

     Pro forma net loss reflects only options granted since 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amount presented above because compensation cost is reflected over the options' vesting period of four to five years.

     During 1998, the Company granted consultants 15,000 incentive stock options for services performed. The options are exercisable at $7.72 and $11.50 per share and expire May 2004 and 2005, respectively. The options were valued at $22,000 and were charged to compensation expense in 1998.

     During June 1997, the Company issued 81,268 warrants to purchase shares of common stock in connection with long-term debt executed with a bank. The Company issued an additional 4,581 warrants in September 1997 pursuant to the anti-dilution clause of the loan agreement. The warrants, valued at $669,308, are exercisable at $0.02 per share and expire July 31, 2002. The value of the warrants have been recorded as deferred loan costs in other assets and charged to interest expense over the term of the related debt. In June 1999, the Company issued an additional 34,795 warrants, valued at $149,180, exercisable at $0.02 in connection with the extension of this debt with the bank.

     On October 7, 1997, the Company issued to the placement agents options to purchase 111,354 shares of common stock exercisable at $9.60 per share which may be exercised from November 10, 1998 and prior to the earlier of (i) November 10, 2001; or (ii) the sale of substantially all Company assets, merger, or the liquidation, dissolution, winding-up or reorganization of the Company. The Company issued additional warrants to purchase 27,839 shares of common stock. The Warrants are exercisable at $14.00 per share, subject to antidilution provisions and are exercisable as defined above.

     On October 8, 1997, the Company issued 312,500 warrants to purchase shares of common stock (the "Warrants") in connection with the Private Placement. The Warrants are exercisable at $14.00 per share, subject to antidilution provisions. The Warrants may be exercised prior to the earlier of (i) September 30, 2001, (ii) eighteen months after the time that the Company becomes subject to the reporting requirements of the Exchange Act of 1934, as amended or (iii) the sale of substantially all Company assets, merger, or the liquidation, dissolution, winding-up or reorganization of the Company.

     During 1998, the Company issued 112,500 warrants to purchase shares of common stock in connection with long-term debt executed with a bank. The warrants were issued to certain stockholders as consideration of their personal guarantees and indemnification arrangements for the long-term debt. The warrants, valued at $350,249, are exercisable at $11.50 per share and expire at April 20, 2003. The value of the warrants was recorded as deferred loan costs in other assets and charged to interest expense over the term of the related debt.

     During 1998, the Company issued 68,200 warrants to purchase common stock in connection with the Private Placement of common stock. The warrants are exercisable at $13.80 per share and expire after five years.

     On March 25, 1998, the Company issued 93,418 warrants to purchase shares of common stock in connection with long-term debt executed with a bank. The warrants, valued at $1,071,189, are exercisable at $0.02 per share and expire July 31, 2002. The value of the warrants have been recorded as deferred loan costs in other assets and charged to interest expense over the term of the related debt.

     In January 1999, the Company issued 32,500 warrants to purchase common stock in connection with the Private Placement of Series C Preferred Stock. The warrants are exercisable at $12.00 per share and expire January 2004.

     In March 1999, 525,000 warrants were issued to purchase common stock for an exercise price of $0.02. The warrants, valued at $4,200,000, have been recorded as deferred loan costs in other assets and charged to interest expense over the term of the related debt.

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARY

     In May 1999, the Company granted consultants 35,000 stock options for services performed. The options are exercisable at $8.00 per share and expire in May 2003. The Company recorded $37,443 of deferred compensation in other assets related to the issuance of the options. The value of these options was amortized to compensation expense resulting in non-cash compensation of $28,082 and $9,361 during 2000 and 1999, respectively.

     In May 1999, in conjunction with the issuance of Bridge Notes in a Private Placement described in Note 10, 65,000 warrants were issued to purchase common stock for an exercise price of $0.02. The warrants, valued at $520,000, are included as deferred loan costs in other assets. The value of the warrants was charged to interest expense over the term of the related debt.

     In June through August 1999, the Company issued warrants to purchase 384,200 shares of common stock at an exercise price of $0.02 per share in conjunction with the sale of common stock under a Private Placement. In addition, the Company issued warrants to purchase 53,000 shares of common stock at an exercise price of $0.02 per share that expire after five years as payment of broker fees associated with the sale of common stock under the Private Placement.

     In December 1999, the Company granted a consultant 35,000 stock options for services performed. The options are exercisable at $4.00 per share and expire in December 2003. The Company recorded $367,500 of deferred compensation in other assets related to the issuance of the options. The value of these options was amortized to compensation expense resulting in non-cash compensation of $364,583 and $2,917 during 2000 and 1999, respectively.

     In December 1999, the Company issued 1,255,327 warrants to purchase common stock in connection with the Private Placement of Series C preferred stock described in Note 12(a). 1,243,888 and 11,439 warrants are exercisable at $0.02 and $9.60, respectively, and expire October 1, 2002.

     In November 1999, the Company issued 56,250 warrants to purchase common stock in connection with the extension of its $4,500,000 line of credit. The warrants were issued to certain stockholders as part of their personal guarantees and indemnification arrangements for this line of credit. The warrants, valued at $450,000, are exercisable at $4.00, expire November 1, 2004, are included as deferred loan costs in other assets and were charged to interest expense over the term of the line of credit.

     In December 1999, the Company granted a consultant 50,000 warrants to purchase common stock for services performed in connection with the purchase of Series C preferred stock described in note 12(d). The warrants are exercisable at $0.02 and expire December 2004.

     During 1999, 655,843 and 25,250 warrants were exercised at $0.02 and $7.00 per share, respectively, for a total of $189,867.

     In January 2000, the Company issued warrants to purchase 48,706 shares of common stock exercisable $0.02 per common stock share in conjunction with the completion of Private Placement of Series C preferred stock.

     During 2000, the Company issued warrants to purchase 138,502 and 30,444 shares of common stock in connection with the extension of certain Bridge Promissory Notes and Promissory Notes, respectively. These warrants (valued at $213,043 and $365,328, respectively, for a total of $578,371) are exercisable at $11.40 and $0.02 per share, respectively. The value of these warrants have been recorded as deferred loan costs in other assets and charged to interest expense over the term of the related debt.

     During 2000, 1,711,180 warrants were exercised to acquire 1,710,083 shares of common stock at a weighted average exercise price of $0.07 per share for a total net proceeds of $121,327.

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARY

(14) OPERATING LEASE COMMITMENTS

     The Company has entered into various non-cancelable operating lease agreements for its facilities in Scottsdale, Arizona, automobile, and office equipment. Existing facility leases require monthly rents plus payment of property taxes, normal maintenance and insurance on facilities. Rental expense for the operating leases was $675,495, $478,037 and $365,782 during the years ended 2000, 1999, and 1998, respectively.

     A summary of the minimum future lease payments for the years ending December 31 follows:

2001....................................................   $  668,434
2002....................................................      651,136
2003....................................................      215,690
2004....................................................      180,992
                                                           ----------
                                                           $1,716,252
                                                           ==========

(15) INCOME TAXES

     The Company has generated net operating losses for both financial and income tax reporting purposes since inception. At December 31, 2000 and 1999, the Company had net operating loss carryforwards for federal income tax purposes of approximately $47,480,000 and $32,000,000, respectively, which, subject to annual limitations, are available to offset future taxable income, if any, through 2020 and net operating loss carryforwards for state income tax purposes of approximately $47,480,000 and $32,000,000, which are available to offset future taxable income through 2005.

     The temporary differences that give rise to deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows:

                                                                   DECEMBER 31,
                                                            --------------------------
                                                                2000          1999
                                                            ------------   -----------
Deferred tax assets:
  Net operating loss carryforward for federal income
     taxes................................................  $ 18,204,291    12,941,231
  Net operating loss carryforward for state income
     taxes................................................     3,309,222     2,289,030
  Depreciation and amortization...........................       150,674        90,395
  Section 263A inventory..................................        63,121        63,132
  Accrued liabilities.....................................       277,947       201,563
  Reserves................................................       205,093       218,836
  Bad debts...............................................        89,021       255,749
  Investment tax credits..................................       180,557       180,557
  Inventory obsolescence..................................       801,121       791,603
                                                            ------------   -----------
          Total gross deferred tax assets.................    23,281,047    17,032,096
Deferred tax liabilities..................................            --            --
                                                            ------------   -----------
          Net deferred tax assets.........................    23,281,047    17,032,096
Less valuation allowance..................................   (23,281,047)  (17,032,096)
                                                            ------------   -----------
          Net deferred tax assets.........................  $         --            --
                                                            ============   ===========

     The valuation allowance for deferred tax assets as of December 31, 2000 and 1999 was $23,281,047 and $17,032,096, respectively. The net change in the total valuation allowance for the years ended December 31, 2000 and 1999 was an increase of $6,248,951 and $6,422,089, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARY generation of future taxable income during the periods in which those temporary differences become deductible. In addition, due to the frequency of equity transactions within the Company, it is possible the use of the net operating loss carryforward may be limited in accordance with Section 382 of the Internal Revenue Code. A determination as to this limitation will be made at a future date as the net operating losses are utilized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences.

(16) CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions and generally limits the amount of credit exposure to the amount of FDIC coverage. However, periodically during the year, the Company maintains cash in financial institutions in excess of the FDIC insurance coverage limit of $100,000. The Company performs ongoing credit evaluations of its customers' financial condition but does not typically require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

     Two customers accounted for 32% and 18% of net sales for the year ended December 31, 2000. One customer accounted for 26% of net sales for the year ended December 31, 1999. Three customers accounted for 18%, 17% and 16% of net sales for the year ended December 31, 1998.

(17) RELATED PARTY TRANSACTIONS

     The Company has an agreement with a related entity under which this entity provides management services. The Company paid the consultant approximately $39,000, $42,000 and $52,000 for the years ended December 31, 2000, 1999 and
1998, respectively.

     During 2000, the Company recognized $2,000,000 of revenue from an entity in which it has a preferred stock ownership.

     Certain officers/stockholders of the Company have personally guaranteed the bank debt of the Company.

(18) EXPORT SALES

     Export sales were approximately 32%, 18% and 34% of the Company's net sales for the years ended December 31, 2000, 1999 and 1998, respectively. The principal international market served by the Company was Europe.

(19) COMMITMENTS AND CONTINGENCIES

     The Company has a defined contribution 401(k) plan for all employees. Under the 401(k) plan, employees are permitted to make contributions to the plan in accordance with IRS regulations. The Company may make discretionary contributions as approved by the Board of Directors. There were no Company contributions made during 2000, 1999 and 1998.

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based on consultation with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARY

Accordingly, the accompanying consolidated financial statements do not include a provision for losses, if any, that might result from the ultimate disposition of these matters.

(20) SUPPLEMENTAL FINANCIAL INFORMATION

     A summary of additions and deductions related to the allowances for accounts receivable for the years ended December 31, 2000, 1999 and 1998 follows:

                                                   BALANCE AT    CHARGED TO                BALANCE AT
                                                  BEGINNING OF   COSTS AND                   END OF
                                                      YEAR        EXPENSES    DEDUCTIONS      YEAR
                                                  ------------   ----------   ----------   ----------
Allowance for doubtful accounts:
  Year ended December 31, 2000..................   $  630,000      262,577      673,281      219,296
                                                   ==========    =========    =========    =========
  Year ended December 31, 1999..................   $  648,152      219,013      237,165      630,000
                                                   ==========    =========    =========    =========
  Year ended December 31, 1998..................   $  174,230      762,217      288,295      648,152
                                                   ==========    =========    =========    =========
Allowance for sales returns:
  Year ended December 31, 2000..................   $  345,000      604,825      760,052      189,773
                                                   ==========    =========    =========    =========
  Year ended December 31, 1999..................   $  356,697      766,357      778,054      345,000
                                                   ==========    =========    =========    =========
  Year ended December 31, 1998..................   $  121,697      235,000           --      356,697
                                                   ==========    =========    =========    =========

(21) NET LOSS PER SHARE

     The computation of basic and diluted net loss per share follows:

                                                       YEARS ENDED DECEMBER 31,
                                               ----------------------------------------
                                                   2000          1999          1998
                                               ------------   -----------   -----------
Net loss.....................................  $(15,286,429)  (16,457,073)  (18,032,858)
Beneficial conversion costs of preferred
  stock......................................       (48,663)   (1,449,541)           --
                                               ------------   -----------   -----------
Net loss attributable to common
  stockholders...............................  $(15,335,092)  (17,906,614)  (18,032,858)
                                               ============   ===========   ===========
Weighted average common shares outstanding --
  basic and diluted..........................     9,884,583     4,994,283     4,135,575
                                               ============   ===========   ===========
Net loss per share -- basic and diluted......  $      (1.55)        (3.59)        (4.36)
                                               ============   ===========   ===========
Stock options and warrants not included in
  diluted EPS since antidilutive.............     2,481,619     3,546,315     1,289,874
                                               ============   ===========   ===========
Convertible preferred stock not included in
  diluted EPS since antidilutive.............     1,263,708     2,399,102       558,400
                                               ============   ===========   ===========

(22) SUBSEQUENT EVENTS

     On March 2, 2001, the Company sold 206,898 shares of common stock to two officers of the Company and an affiliate of one of the officers at a purchase price of $2.90 per share. Each investor paid $690 in cash (or $2,070 in total) and executed and delivered to the Company a three-year Promissory Note, in the original principal amount of $199,311 each (or $597,933 in total), and bearing interest at a rate of 6.33% per annum. Each Promissory Note is secured by the shares of common stock so issued.

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARY

(23) QUARTERLY FINANCIAL DATA (UNAUDITED)

     A summary of the quarterly data for the years ended December 31, 2000 and 1999 follows:

                                                 FIRST        SECOND       THIRD        FOURTH
                                                QUARTER      QUARTER      QUARTER      QUARTER
                                              -----------   ----------   ----------   ----------
Year ended December 31, 2000:
  Net revenue...............................  $ 5,002,005    6,289,680    7,604,618    9,108,513
                                              ===========   ==========   ==========   ==========
  Gross profit..............................  $ 1,394,719    1,467,633    2,431,040    2,496,930
                                              ===========   ==========   ==========   ==========
  Operating expenses........................  $(3,350,338)  (4,045,183)  (5,912,657)  (7,672,911)
                                              ===========   ==========   ==========   ==========
  Operating loss............................  $(1,955,619)  (2,577,550)  (3,481,617)  (5,175,981)
                                              ===========   ==========   ==========   ==========
  Net loss attributable to common
     stockholders...........................  $(2,931,007)  (3,182,423)  (4,558,771)  (4,662,891)
                                              ===========   ==========   ==========   ==========
  Net loss per share:
     Basic and diluted......................  $     (0.46)       (0.46)       (0.37)       (0.33)
                                              ===========   ==========   ==========   ==========
Year ended December 31, 1999:
  Net revenue...............................  $ 3,227,784    3,560,417    3,374,233    3,789,576
                                              ===========   ==========   ==========   ==========
  Gross profit..............................  $   432,909       96,298      823,676      848,422
                                              ===========   ==========   ==========   ==========
  Operating expenses........................  $(3,455,748)  (3,374,847)  (2,422,088)  (2,983,208)
                                              ===========   ==========   ==========   ==========
  Operating loss............................  $(3,022,839)  (3,278,549)  (1,598,412)  (2,134,786)
                                              ===========   ==========   ==========   ==========
  Net loss attributable to common
     stockholders...........................  $(3,649,929)  (6,186,662)  (3,068,246)  (5,001,783)
                                              ===========   ==========   ==========   ==========
  Net loss per share:
     Basic and diluted......................  $     (0.80)       (1.33)       (0.64)       (0.84)
                                              ===========   ==========   ==========   ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

     The names and ages of our executive officers and directors are as follows:

NAME                                     AGE                  POSITION
----                                     ---                  --------
Charles R. Mollo.......................  49    President, Chief Executive Officer and
                                                 Chairman of the Board
Jeffrey S. Doss........................  39    Executive Vice President and Director
Richard W. Winterich...................  46    Vice President and Chief Financial
                                               Officer
Donald W. Johnson......................  53    Executive Vice President and Chief
                                                 Operating Officer
Larry M. Carr(2).......................  57    Director
Robert P. Dilworth(1)..................  59    Director
Jeffrey R. Harris(2)...................  52    Director
William O. Hunt(1).....................  67    Director
Jerre L. Stead(2)......................  58    Director

---------------

(1) Member of Compensation Committee

(2) Member of Audit Committee

     Charles R. Mollo is one of our founders and has been our Chief Executive Officer and Chairman of our Board of Directors since our formation in May 1995, and our President since July 1999, having previously served as our President between March 1997 and June 1998. From September 1992 to May 1995, Mr. Mollo was the director of the Wireless Telephone Products Division of Andrew Corporation, a communications equipment services and systems company. From September 1986 to July 1992, Mr. Mollo was the Vice President of Corporate Development of Alliance Telecommunications Corporation, a wireless telecommunications company. Between 1980 and 1986, Mr. Mollo was a Vice President of Meadows Resources, Inc., where he managed a venture capital and investment portfolio of approximately $150 million. In the past, he has served on the boards of a number of companies, including Alliance Telecommunications Corporation, and he currently serves on the board of an internet startup company, SuperGroups.com. Mr. Mollo has a B.S.E.E. from Manhattan College, an M.S.E.E. from Newark College of Engineering, and an M.B.A. from the University of New Mexico.

     Jeffrey S. Doss is one of our founders, served as our President from our formation until March 1997 and has served as an Executive Vice President since that time. Mr. Doss has served as a director since May 1995. From May 1994 to December 1999, Mr. Doss was the owner of Doss Enterprises, which provided consulting services to various companies in the consumer electronics industry. From March 1994 through May 1995, Mr. Doss served as a consultant for cellular accessories for Andrew Corporation, a communications equipment company. From January 1991 to April 1994, Mr. Doss held various positions, including Vice President of Operations, President and Chief Executive Officer of Unitech Industries, Inc., a manufacturer of cellular telephone accessories.

     Richard W. Winterich has served as a Vice President and our Chief Financial Officer since January 1999. From 1993 to December 1998, Mr. Winterich served in various capacities for the Harbour Group, an industrial conglomerate. These capacities included serving as Executive Vice President/General Manager from 1995 to December 1998 and as Chief Financial Officer from 1995 to 1997 of AEC, Inc., a supplier of auxiliary capital equipment, and as Chief Financial Officer from 1993 to 1995 of Acadia Corporation, a rubber molding company. From 1991 to 1993, Mr. Winterich served in various capacities, including Director of

Finance, with Square D Corporation, in its automation and control business sector. From 1984 to 1991, Mr. Winterich served in various capacities with Burr-Brown Corporation, a manufacturer of electronic components. Prior to his private career, Mr. Winterich spent five years in public accounting with predecessor firms of Ernst and Young. Mr. Winterich is a licensed Certified Public Accountant in the State of Ohio and received a B.A. from Baldwin-Wallace College.

     Donald W. Johnson has served as our Executive Vice President and Chief Operating Officer since January 2001, and previously served as our Executive Vice President of Worldwide Sales, Marketing and Operations since April 2000. From 1998 until March 2000, Mr. Johnson served in various capacities for UNISYS Corporation, most recently as Vice President and General Manager of the enterprise server business. From 1980 to 1998, Mr. Johnson served in various capacities for IBM, including Director of Servers and Commercial Systems, Product Marketing, Brand Management and Product Development in IBM's PC business, and worldwide sales manager and product manager. Mr. Johnson has a B.S. Degree in Business Administration from the University of California at Berkeley.

     Larry M. Carr has served as a director since September 2000 and is a member of the Audit Committee. Mr. Carr has served as chairman of the board of Northwest National Bank since 1995, and has been a director since 1992. Mr. Carr has served as chairman of the board of Video Conferencing Systems, Inc. since 1998, and has been a director since 1993. Mr. Carr is also a director of OHA Financial, Inc.

     Robert P. Dilworth has served as a director since May 1999. Prior to the acquisition of VLSI by Royal Philips Electronics in June 1999, Mr. Dilworth was a Senior Vice President of the Computer & Consumer Products Group at VLSI Technologies, Inc. and also a member of VLSI's board of directors. Mr. Dilworth was responsible for VLSI's businesses in Advanced Computing, ASIC's Consumer Digital Entertainment and Local/Wide Area Networking. Mr. Dilworth also serves as a director and is chairman of the board at Metricom. He also served as Metricom's President and as Chief Executive Officer. Prior to joining Metricom, Mr. Dilworth was President of Zenith Electronics Corp. He has served as President of Morrow Designs, a microcomputer manufacturer, and Vice President of Finance for Varian Data Machines. Mr. Dilworth is also a director of eOn Communications Corporation and Graphon, Inc.

     Jeffrey R. Harris has served as a director since September 1995. Mr. Harris has been employed by Public Service Company of New Mexico, a public utility company, since 1972, and currently serves as Director, International Business Development. Mr. Harris is President of New Vistas Investment Corporation, a real estate development and management company, and New Horizons Enterprises, Inc., a real estate investment and management company, and was a founder of the Bright Beginnings Child Development Centers, a child care chain in New Mexico.

     William O. Hunt has served as a director since December 1999. Mr. Hunt has been engaged in private investments since 1998. From 1992 to 1998, Mr. Hunt served as chief executive officer of Intellicall, Inc. and also served as chairman of the board until March 2001. Until recently, Intellicall, now known as Wireless WebConnect!, Inc. was engaged in the pay phone business and since its recent merger, it engages in the resale of high speed, mobile wireless internet services. From 1990 to 1996, Mr. Hunt served as chairman or vice chairman of the board and director of Hogan Systems, Inc., a designer of integrated online application software products for financial institutions. Prior to that time, Mr. Hunt served as chairman of the board, chief executive officer and president of Alliance Telecommunications Corporation. He is also chairman of the board of Internet America, Inc., an internet service provider and a director of Andrew Corporation and Digital Convergence.com.

     Jerre L. Stead has served as a director since November 2000 and is a member of the Audit Committee. From 1996 through May, 2000, Mr. Stead served as chairman of the board and CEO of Ingram Micro, Inc. During 1995, Mr. Stead served as chairman of the board and CEO of LEGENT Corporation. He is also a director of Brightpoint, Inc., Armstrong World Industries, Inc., Thomas & Betts, Conexant Systems, Inc., Chinatron, Softbank E Commerce, and the TBG Group.

  Board of Directors

     Our board of directors has seven authorized directors and currently consists of seven members. Each director holds office until his or her term expires, he or she resigns, is removed or dies or until his or her successor is duly elected and qualified. Our bylaws provide for a classified board of directors. In accordance with the terms of our bylaws, our board is divided into three classes whose terms expire at different times. The three classes are comprised of the following directors:

     - Class I consists of Messrs. Stead and Carr, who will serve until the annual meeting of stockholders to be held in 2001;

     - Class II consists of Messrs. Dilworth, Harris and Hunt, who will serve until the annual meeting of stockholders to be held in 2002; and

     - Class III consists of Messrs. Doss and Mollo, who will serve until the annual meeting of stockholders to be held in 2003.

     At each annual meeting of stockholders beginning with the 2001 annual meeting, the successors to directors whose terms will then expire will be elected to serve from the time of election and qualification until the third annual meeting following election and until their successors have been duly elected and qualified any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of an equal number of directors.

  Committees of the Board of Directors

     The compensation committee of the board of directors consists of Messrs. Dilworth and Hunt. The compensation committee makes recommendations to the board concerning salaries and incentive compensation for our executive officers, directors, employees and consultants and administers our 1996 Plan.

     The audit committee of the board of directors consists of Messrs. Carr, Harris and Stead. The audit committee aids management in the establishment and supervision of our financial controls, evaluates the scope of the annual audit, reviews audit results, makes recommendations to our board of directors regarding the selection of independent auditors, consults with management and our independent auditors prior to the presentation of financial statements to stockholders and, as appropriate, initiates inquiries into aspects of our financial affairs.

  Compensation Committee Interlocks and Insider Participation

     Neither Messrs. Dilworth nor Hunt, who are members of our compensation committee, has at any time been one of our officers or employees. None of our executive officers serves as a member of the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of our board of directors or compensation committee. For a description of the transactions between us and any member of the compensation committee and entities affiliated with any compensation committee member, see "Certain Transactions."

  Director Compensation

     Each director who is also our employee does not receive additional compensation for serving as a director. Each non-employee director, upon initial election to the board, will receive a non-qualified option to purchase 10,000 shares of common stock, which will be fully exercisable on the one-year anniversary of the date of grant (if that director is then serving as a director). In addition, each non-employee director will receive a non-qualified option to purchase 15,000 shares of common stock at the annual meeting of our stockholders following the initial year of service as a director, and every fourth year thereafter, which option will vest 25% annually, commencing on the date of grant of the option with vesting occurring only on continuous service. At each annual meeting of our directors, each non-employee director who is elected to serve on either the audit committee or the compensation committee will receive an option to purchase 2,500 shares of common stock, which option shall be fully exercisable at the end of the one-year term of that office (with vesting occurring only on continuous service). Directors may also be reimbursed for certain expenses in connection with attendance at board and committee meetings. Subject to approval by the stockholders at the next annual meeting of our stockholders, commencing with the election of Mr. Stead, the above director compensation will be changed as follows: (i) the initial grant for non-employee directors will be 50,000 shares, vesting quarterly over a three-year period; and (ii) the additional grant will be 50,000 shares, vesting quarterly over a three-year period.

     We have entered into consulting agreements with Messrs. Hunt and Dilworth. The agreement with Mr. Dilworth expires on May 21, 2001. The agreement with Mr. Hunt expires on December 8, 2001. The agreements may be terminated by either party to the agreement at any time as long as 30 days written notice is given to the other party to the agreement. As compensation for entering these agreements, we granted each of Messrs. Hunt and Dilworth the option to purchase 35,000 shares of our common stock under our 1996 Plan. Mr. Hunt's options were granted at an exercise price of $4.00 per share. Mr. Dilworth's options were granted at an exercise price of $8.00 per share. Mr. Dilworth's options expire on the earlier of the date his consulting agreement is terminated or May 21, 2003. Mr. Hunt's options expire on the earlier of the date his consulting agreement is terminated or December 8, 2003. The consulting agreements provide that we will reimburse Messrs. Hunt and Dilworth for all reasonable and necessary out-of-pocket travel and other expenses they incur while performing their duties and state that Messrs. Hunt and Dilworth are independent contractors.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the compensation awarded to, earned by or accrued for services rendered to us in all capacities during the years ended December 31, 2000, 1999 and 1998 by our Chief Executive Officer and the three other most highly compensated executive officers whose salary and bonus exceeded $100,000 in fiscal 2000 (collectively, the "Named Executive Officers") for services rendered in all capacities to us during the year ended December 31, 2000.

                           SUMMARY COMPENSATION TABLE

                                                                                                    LONG-TERM
                                                                                               COMPENSATION AWARDS
                                                            ANNUAL COMPENSATION(1)           -----------------------
                                                    --------------------------------------                SECURITIES
NAME AND PRINCIPAL                                                          OTHER ANNUAL       STOCK      UNDERLYING
POSITION                                     YEAR   SALARY($)   BONUS($)   COMPENSATION($)   AWARDS($)    OPTIONS(#)
------------------                           ----   ---------   --------   ---------------   ----------   ----------
Charles R. Mollo...........................  2000   $219,423    $119,191            --              --          --
  President, Chief Executive Officer         1999   $123,750    $ 1,923             --       $ 400,000     100,000
  and Chairman of the Board                  1998   $116,346         --             --         171,373      14,902
Jeffrey S. Doss............................  2000   $194,500    $69,874             --              --          --
  Executive Vice President and               1999   $120,366      1,731             --         300,000      75,000
  Director                                   1998   $114,913         --             --         171,373      14,902
Richard W. Winterich.......................  2000   $185,000    $74,944             --         180,000      15,000
  Vice President and Chief Financial         1999   $185,711      3,557             --         200,500      75,000
  Officer                                    1998         --         --        $15,000              --          --
Donald W. Johnson..........................  2000   $160,769    $63,423             --       1,210,000     110,000
  Executive Vice President and Chief         1999         --         --             --              --          --
  Operating Officer                          1998         --         --             --              --          --

---------------

(1) In accordance with the rules of the Securities and Exchange Commission, the compensation described in this table does not include medical, group life insurance or other benefits which are available generally to all of our salaried employees and certain perquisites and other personal benefits received which do not exceed the lesser of $50,000 or 10% of any officer's salary and bonus disclosed in this table.

  Option Grants in Last Fiscal Year

     Stock options were granted to the Named Executive Officers during the year ended December 31, 2000. The following table summarizes the option grants.

                                                                         INDIVIDUAL GRANTS
                                           -----------------------------------------------------------------------------
                                                                                                  POTENTIAL REALIZABLE
                                            % OF TOTAL                                              VALUE AT ASSUMED
                              NUMBER OF      OPTIONS                                              ANNUAL RATES OF STOCK
                              SECURITIES    GRANTED TO                                           PRICE APPRECIATION FOR
                              UNDERLYING   EMPLOYEES IN   EXERCISE OR    MARKET                      OPTION TERM($)
                               OPTIONS        FISCAL      BASE PRICE      PRICE     EXPIRATION   -----------------------
NAME                          GRANTED(#)     YEAR(%)       ($/SHARE)    ($/SHARE)      DATE      0%      5%        10%
----                          ----------   ------------   -----------   ---------   ----------   ---   -------   -------
Richard W. Winterich........    15,000          2.6%        $12.00       $12.00      6/30/06      0     61,217   138,881
Donald W. Johnson...........   110,000         19.2%        $11.00       $11.00       4/1/05      0    334,301   738,717

     Both Messrs. Mollo and Doss executed personal loan guarantees as collateral for our revolving line of credit with Bank of America dated November 2, 1999. Each guaranteed a total of approximately $1.8 million. As affirmation and compensation for the associated financial risk, we issued warrants to purchase 8,412 shares of our common stock to Mr. Mollo at a price of $4.00 per share and warrants to purchase 7,010 shares of our common stock to Mr. Doss at a price of $4.00 per share in November 1999. As of December 8, 2000, the guarantees are no longer in place.

  Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

     The following table provides summary information regarding the stock options exercised during 2000 and the stock options held as of December 31, 2000 by the Named Executive Officers. No stock options were exercised by the Named Executive Officer during 2000.

                                                          NUMBER OF SHARES
                                                       UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                             OPTIONS AT              IN-THE-MONEY OPTIONS AT
                              SHARES                      DECEMBER 31, 2000             DECEMBER 31, 2000
                            ACQUIRED ON    VALUE     ---------------------------   ---------------------------
NAME                         EXERCISE     REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                        -----------   --------   -----------   -------------   -----------   -------------
Charles R. Mollo..........    29,370      $205,003     39,286         94,986              --          --
Jeffrey S. Doss...........        --            --     64,782         54,490              --          --
Richard W. Winterich......        --            --     41,650         48,350         $60,938          --
Donald W. Johnson.........        --            --     24,448         85,552              --          --

  Amended and Restated 1996 Long Term Incentive Plan

     Our Amended and Restated 1996 Long Term Incentive Plan, or the 1996 Plan, authorizes the granting of options intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, options that do not so qualify ("non-qualified stock options") and restricted stock awards to our directors, key employees and advisors. The 1996 Plan is administered by the compensation committee, which is, and shall be, comprised of at least two non-employee directors as may be appointed by the Board (the "Committee"). The Committee generally has the authority to fix the terms and number of options and restricted stock awards to be granted and to determine the employees or other persons who will receive awards; provided that non-employee directors receive non-qualified stock options under the 1996 Plan automatically upon election as a director and upon each annual meeting of the stockholders thereafter while he or she continues to serve as an independent director. The aggregate number of shares of common stock for which options may be granted or for which stock grants may be made under the 1996 Plan is 1,250,000. These shares were registered on a Form S-8 on October 3, 2000. The 1996 Plan will terminate in 2008, unless sooner terminated by the board.

     Each option granted pursuant to the 1996 Plan is exercisable at any time upon or after vesting and expires on the date determined by the compensation committee. In no event will any option expire later than ten years from the date of grant. In no event will any option granted to a person who, on the date of grant of the option, owns stock possessing more than 10% of the total combined voting power of all classes of stock of us, expire later than five years from the date of grant. With respect to a participant who is an employee or advisor, each option expires within three months after the date the participant ceases to be an employee or advisor. During that three month period, those options may only be exercised if they were exercisable immediately prior to the time the employment was terminated. If the employee's, advisor's or non-employee director's employment is governed by an employment agreement and is terminated for "cause," the option will automatically expire. The exercise price of each option granted will be determined by the Committee, but shall not be less than 100% of the fair market value of the common stock at the time such option is granted. In the case of an incentive stock option granted to a person who, on the date of the grant owns more than 10% of us or our subsidiary, the exercise price shall not be less than 110% of the fair market value of the common stock at the time such incentive stock option is granted. Options are not transferable other than by will or the laws of descent or distribution or to a beneficiary, as defined in the plan, in the event of the participant's death. Options may not be pledged, mortgaged, hypothecated or otherwise encumbered, and shall not be subject to the claims of creditors. Options may be exercised during the lifetime of the optionee only by the optionee or the optionee's authorized representative. A vesting schedule for the options is indicated in each option agreement as determined by the compensation committee.

     Shares of common stock awarded under restricted stock grants are subject to restrictions prohibiting their sale, assignment, transfer or encumbrance for a period of time specified by the Committee and will revert to us if the participant's relationship with us terminates during such period of restriction, unless the Committee, by rule or regulation or in any award agreement, provides otherwise.

  Founders Options

     Several key managers received non-qualified options to purchase an aggregate of 132,198 shares of common stock at a price per share of $3.52 outside the 1996 Plan. These options vested from August 23, 1996 to June 1, 1999 and 44,066 options are outstanding (88,132 have been exercised) as of December 31, 2000.

  Employment Agreements

     We have entered into full-time employment agreements with Messrs. Mollo, Doss, Winterich and Johnson. The agreements with Messrs. Mollo and Doss expire on December 1, 2001. The agreement with Mr. Winterich expires on December 31, 2001. The agreement with Mr. Johnson expires April 1, 2003. When the agreements have expired, they will be renewed on a year-to-year basis unless either party to the agreement gives the other party notice of termination at least 90 days prior to the end of the then current term, as defined in the agreement. The employment agreements provide for increases in salary as determined by the board of directors.

     As of December 31, 2000, Mr. Mollo's base salary was $240,750. His salary will automatically be increased $25,000 per year. Mr. Mollo has a targeted annual cash bonus, for each fiscal year that the agreement is in effect, of up to 70% of his then current base salary. Under the terms of his employment agreement, we granted Mr. Mollo the option to purchase 100,000 shares of our common stock at $4.00 per share under our 1996 Plan. This option expires on December 1, 2004 or one year following the termination of Mr. Mollo's employment agreement.

     As of December 31, 2000, Mr. Doss's base salary is $192,600. Mr. Doss has a targeted annual increase in salary of at least 7% which will take effect each year on December 1. Mr. Doss has a targeted annual cash bonus, for each fiscal year that the agreement is in effect, of up to 50% of his then current base salary. Under the terms of his employment agreement, we granted Mr. Doss the option to purchase 75,000 shares of our common stock at $4.00 per share under our 1996 Plan. This option expires on the earlier of March 31, 2003 or 180 days following the termination of Mr. Doss's employment agreement. Pursuant to Mr. Doss's employment agreement, we sold him 50,000 shares of our Series C preferred stock at a purchase price of $6.00 per share and issued Mr. Doss a warrant to purchase 50,000 shares of our common stock at an exercise price of $0.02 per share. In return, Mr. Doss provided us with a promissory note and an agreement pledging his 50,000 shares of Series C preferred stock and his warrant to purchase (and the underlying) 50,000 shares of common stock to us.

     If we terminate our employment agreement with Mr. Mollo or Mr. Doss for any reason other than just cause, as defined in the agreement, within two years of experiencing a change in control, as defined in the agreement, we will, in the case of Mr. Mollo, pay a lump-sum payment equal to his then current salary for the remainder of the then current term of the agreement or, in the case of Mr. Doss, continue to pay his then current salary for the remainder of the then current term of his employment agreement plus one year. If Mr. Mollo or Mr. Doss terminates his employment agreement with us for constructive termination, as defined in the agreement, within two years of the time that we experience a change in control, as defined in the agreement, we will, in the case of Mr. Mollo, also pay him a lump-sum payment equal to his then current salary for the remainder of the then current term of his employment agreement or, in the case of Mr. Doss, continue to pay his then current salary for the remainder of the then current term of his employment agreement plus one year.

     We have agreed to consult with Mr. Doss regarding any change of our current chief executive officer. If Mr. Doss does not approve of the new chief executive officer, he is entitled to terminate his employment with us within thirty days of the time the new chief executive officer takes office. Mr. Doss will retain the compensation he has earned until that point and we will pay to Mr. Doss a lump-sum equal to three months of his then current salary.

     As of December 31, 2000, Mr. Winterich's base salary is $185,000. Mr. Winterich has a targeted annual calendar year cash bonus of 50% of his then current salary. Under the terms of his employment agreement, we granted Mr. Winterich the option to purchase 50,000 shares of our common stock at $4.00 per share under our 1996 Plan. This option vests and becomes exercisable over a period of three years from the date of grant and expires on April 12, 2004, unless it expires earlier due to Mr. Winterich terminating his employment with us. Mr. Winterich also has the option to purchase 25,000 additional shares of our common stock at a price of $0.02 per share which vested when we consummated our IPO offering. This option expires on April 12, 2009, unless it expires earlier due to Mr. Winterich terminating his employment with us.

     As of December 31, 2000, Mr. Johnson's base salary is $220,000. Mr. Johnson has a targeted annual calendar year bonus of 50% of his then current salary. Under the terms of his employment agreement, we granted Mr. Johnson the option to purchase 110,000 shares of our common stock at $11.00 per share under our 1996 Plan. This option vests and becomes exercisable over a period of three years beginning April 1, 2000 and expires April 1, 2005, unless it expires earlier due to Mr. Johnson's termination of employment with us. If we terminate our employment agreement with Mr. Johnson for any reason other than just cause, as defined in the agreement, or if Mr. Johnson terminates the agreement with us for constructive termination, as defined in the agreement, within two years of experiencing a change in control, as defined in the agreement, we will pay a lump-sum payment equal to his then current salary for the remainder of the then current term of the agreement.

  Discretionary Bonus Plan

     In order to succeed, we believe that we must be able to attract and retain qualified personnel by developing base compensation and bonus packages that are in line with comparable companies. The Compensation Committee of our board of directors is responsible for administering and interpreting our Discretionary Bonus Plan, determining eligibility thereunder, approving performance goals and plans, and recommending bonus awards subject to final approval by our directors. The participants in the Discretionary Bonus Plan, including our executive officers, subsidiary and division general managers, and other selected personnel, are eligible for annual awards under the Discretionary Bonus Plan, as a percentage of base compensation, of up to 70% for the Chief Executive Officer, and ranging from 25% to 50% for other executive officers and selected personnel. The bonus percentage amounts may be modified annually or from time to time by our directors based upon the financial plan for the upcoming year, and the recommendation of the Compensation Committee.

     The determination of awards under the Discretionary Bonus Plan will take into account input from our senior management who will consider, among other things, one or more of the following goals:

     - Encouraging our growth and creating increased stockholder value through the efficient use of assets;

     - Recognizing the contribution of exceptional management, and awarding discretionary bonuses for extraordinary performance; and

     - Providing incentives and rewards, as a component of the total compensation program, to attract, retain and motivate highly qualified management personnel.

     To achieve these goals, we will integrate annual base compensation with bonuses based upon a variety of factors that include our operating performance as a company, as well as each participant's individual initiative and performance. In determining whether to award bonuses under the Discretionary Bonus Plan, the Compensation Committee will specifically consider, among other things, (i) the achievement of a sales plan, (ii) the achievement of an operating income plan, (iii) the achievement of an inventory turns plan (which calculates on-hand inventory quarterly), (iv) the level of accounts receivables outstanding on a quarterly basis, and (v) a variety of other factors including, but not limited to, an assessment of each participant's leadership ability, planning and execution of operations, service to customers, product and market development, and overall productivity. The Compensation Committee will apply a formula assigning weights to the above-outlined performance criteria, as follows:

- Achievement of a sales plan...............................  20%
- Achievement of an operating income plan...................  30%
- Achievement of an inventory turns plan....................  10%
- Accounts receivables outstanding..........................   5%
- Other factors.............................................  35%

     In order to be eligible for a bonus award in any given calendar year, participants must be employed with us as of December 31 of such calendar year (with certain limited exceptions). Our directors may elect to award bonuses in cash or in our stock. If payment is made in stock, the stock price will be established by our directors at the time the bonus is approved.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of our common stock and Series C preferred stock as of December 31, 2000, by:

     - each person or entity known by us to beneficially own 5% or more of the outstanding shares of common stock;

     - each of our directors and the Named Executive Officers; and

     - all of our executive officers and directors as a group.

     Unless otherwise noted, the persons named below have sole voting and investment power with respect to the shares shown as beneficially owned by them.

                                                               NUMBER OF SHARES
                                                                 BENEFICIALLY
                                                                  OWNED(1)(2)
                                                              -------------------
BENEFICIAL OWNER                                               NUMBER     PERCENT
----------------                                              ---------   -------
Directors and Named Executive Officers
Charles R. Mollo(3)(4)......................................  1,232,428     8.0%
Jeffrey S. Doss(3)(5).......................................    257,222     1.7%
Donald W. Johnson(3)(6).....................................     32,560        *
Jeffrey R. Harris(3)(7).....................................    957,424     6.3%
Richard Winterich(3)(8).....................................     48,809        *
Robert P. Dilworth(3)(9)....................................     52,500        *
William O. Hunt(3)(10)......................................     75,538        *
Jerre L. Stead(11)..........................................         --       --
Larry M. Carr(12)...........................................    184,857     1.2%
                                                              ---------    -----
Executive officers and directors as a group (nine
  persons)..................................................  2,841,338    18.6%
5% or more Stockholders:
Janice L. Breeze-Mollo(13)..................................    955,218     6.3%
Hathaway & Associates, Ltd..................................    778,400     5.4%

---------------

  *  Represents beneficial ownership of less than 1%

 (1) "Beneficially" owned shares, as defined by the SEC, are those shares as to which a person has voting or dispositive power, or both. "Beneficial" ownership does not necessarily mean that the named person is entitled to receive the dividends on, or the proceeds from the sale of, the shares.

 (2) For purposes of calculating the number of shares beneficially owned by a shareholder and the percentage ownership of that shareholder, shares of common stock subject to options that are currently exercisable or exercisable within 60 days of December 31, 2000 by that shareholder are deemed outstanding. Percentage ownership is based on 14,323,100 shares of common stock and 1,263,708 shares of Series C Preferred Stock, which converts to 860,963 shares of common using a conversion factor of 1-to-0.6813, outstanding as of December 31, 2000.

 (3) The address for Messrs. Mollo, Doss, Johnson, Harris, Winterich, Dilworth and Hunt is 7955 East Redfield Road, Scottsdale, Arizona 85260.

 (4) Includes 116,047 shares owned by Mollo Family LLC of which Mr. Mollo owns 10% and is a manager; 371,062 shares owned by New Vistas Investment Corporation of which Mr. Mollo owns approximately 43%; 238,827 shares owned by New Horizons Enterprises of which Mr. Mollo owns 49%; 162,898 shares owned by La Luz Enterprises, L.L.C., of which CRM-008 Trust is the 100% owner of which Mr. Mollo is the family trustee and 100% beneficiary; 9,042 shares held at Delaware Trust FBO Charles R. Mollo; 25,000 shares held in the John R. Harris and Timothy D. Harris Irrevocable Trust of which Mr. Mollo is trustee; 50,900 shares held in the Deanna L. and Kristen A. Williams Irrevocable Trust of which Mr. Mollo is trustee; 22,143 shares that may be received upon the conversion of 32,501 shares of Series C preferred stock owned directly by Mr. Mollo; 96,944 shares that may be received upon the conversion of 142,293 shares of Series C preferred stock owned by New Vistas Investment Corporation, of which Mr. Mollo owns 43%; 6,250 shares that may be purchased upon the exercise of warrants owned directly by Mr. Mollo; 16,823 shares that may be purchased upon the exercise of warrants owned by Mollo Family LLC; 52,638 shares that may be purchased upon the exercise of warrants owned by New Vistas Investment Corporation; 19,806 shares that may be purchased upon the exercise of warrants owned by New Horizons Enterprises, of which Mollo owns 49%; and 44,048 shares that may be purchased upon the exercise of options granted under the 1996 Plan. Mr. Mollo is married to Ms. Breeze-Mollo, however, all shares owned by Ms. Breeze-Mollo are held as separate property and

     Mr. Mollo has no beneficial ownership rights thereto, and disclaims beneficial ownership of the shares owned by Ms. Breeze-Mollo.

 (5) Includes 135,017 shares owned directly by Mr. Doss; 5,000 owned by Nolton Doss International, Inc. of which Mr. Doss owns 50% and is a director; 34,065 shares that may be received upon the conversion of 50,000 shares of Series C preferred stock owned directly by Mr. Doss; 16,268 shares that may be purchased upon the exercise of warrants owned directly by Mr. Doss; and 66,872 shares that may be purchased upon the exercise of options granted under the 1996 Plan.

 (6) Includes 2,000 shares owned directly by Mr. Johnson; and 30,560 shares that may be purchased upon exercise of options granted under the 1996 Plan.

 (7) Includes 36,403 shares owned directly by Mr. Harris; 60,578 shares owned by Harris Family LLC of which Mr. Harris owns 10% and is a manager; 6,742 shares held at Delaware Trust FBO Jeffrey R. Harris; 371,062 shares owned by New Vistas Investment Corporation of which Mr. Harris owns approximately 20% and is a director; 238,827 shares owned by New Horizons Enterprises of which Mr. Harris owns 26% and is a director; 11,355 shares that may be received upon the conversion of 16,666 shares of Series C preferred stock owned directly by Mr. Harris; 2,840 shares that may be received upon conversion of 4,168 shares of Series C preferred stock held at Delaware Trust FBO Jeffrey R. Harris; 96,944 shares that may be received upon the conversion of 142,293 shares of Series C preferred stock owned by New Vistas Investment Corporation; 15,553 shares that may be purchased upon the exercise of warrants owned directly by Mr. Harris; 9,677 shares that may be purchased upon the exercise of warrants owned by Harris Family LLC; 52,638 shares that may be purchased upon the exercise of warrants owned by New Vistas Investment Corporation; 19,806 shares that may be purchased upon the exercise of warrants owned by New Horizons Enterprises; and 35,000 shares that may be purchased upon the exercise of options granted under the 1996 Plan.

 (8) Includes 5,000 shares owned directly by Mr. Winterich; and 43,809 shares that may be purchased upon the exercise of options granted under the 1996 Plan.

 (9) Includes 52,500 shares that may be purchased by Mr. Dilworth upon the exercise of options granted under the 1996 Plan

(10) Includes 28,038 shares owned by B&G Partners Limited of which Mr. Hunt has a 100% interest; and 47,500 shares that may be purchased upon the exercise of options granted under the 1996 Plan.

(11) The address for Mr. Stead is 10040 E. Happy Valley Road, 674 Desert Highlands, Scottsdale, Arizona 85255.

(12) Includes 28,008 shares owned directly by Mr. Carr; 140,149 shares held by OHA Financial, Inc., of which Mr. Carr is a director; and 16,700 shares that may be purchased upon the exercise of warrants owned directly by Mr. Carr. The address for Mr. Carr is 2619 Hemingway Drive, Arlington, Texas 76006.

(13) Includes 14,696 shares owned directly by Ms. Breeze-Mollo; 30,966 shares held by the Breeze Family LLC; 6,468 shares held at Alex Brown FBO Janice
     L. Breeze; 22,780 shares held in La Luz Enterprises, II LLC, of which Janice L. Breeze Revocable Trust is the 100% owner of which Ms. Breeze-Mollo is the trustee and 100% beneficiary; 75,000 shares held in the Christine E. Mollo and Charles R. Mollo III Irrevocable Trust of which Ms. Breeze-Mollo is Trustee; 371,062 shares owned by New Vistas Investment Corporation of which Ms. Breeze-Mollo owns approximately 18.5%; 238,827 shares owned by New Horizons Enterprises of which Ms. Breeze-Mollo owns 25%; 3,407 shares that may be received upon the conversion of 5,000 shares of Series C preferred stock owned directly by Ms. Breeze-Mollo; 96,944 shares that may be received upon the conversion of 142,293 shares of Series C preferred stock owned by New Vistas Investment Corporation; 15,067 shares that may be purchased upon the exercise of warrants owned directly by Ms. Breeze-Mollo; 7,557 shares that may be purchased upon the exercise of warrants owned by the Breeze Family LLC; 19,806 shares that may be purchased upon the exercise of warrants owned by New Horizons Enterprises; and 52,638 shares that may be purchased upon the exercise of warrants owned by New Vistas Investment Corporation. Ms. Breeze-Mollo is married to Mr. Mollo, however, all shares owned by Mr. Mollo are held as separate property and Ms. Breeze-Mollo has no beneficial ownership rights thereto, and disclaims beneficial ownership of the shares owned by Mr. Mollo. The address for Ms. Breeze-Mollo is 5528 Eubank Boulevard, N.E., Suite #3, Albuquerque, New Mexico 87111.

ITEM 13. CERTAIN TRANSACTIONS

     The following is a description of transactions, for the last five years, to which we have been a party, in which the amount involved in the transaction exceeds $60,000 and in which any of our directors, executive officers or holders of more than five percent of our capital stock had or will have a direct or indirect material interest, other than compensation arrangements that are otherwise required to be described under "Management."

     From September 1996 through May 1997, we raised approximately $1.9 million from our management and their affiliates (approximately $1.3 million of which was in the form of common stock, at a purchase price of $7.73 per share, and $565,000 of which was in the form of convertible subordinated debt (the "Convertible Debentures")), and approximately $2.4 million from outside investors ($846,458 of which was in the form of common stock, at a purchase price of $7.73 per share, and approximately $1.6 million of which was in Convertible Debentures). For a description of the Convertible Debentures, see "Description of Capital Stock -- Convertible Debentures."

     In November 1997, we completed a $10.0 million private placement, including approximately $1.0 million of already outstanding preferred stock which was converted to common stock at $8.00 per share and the sale of 1,124,500 newly-issued shares of common stock at $8.00 per share and 312,500 warrants to purchase shares of common stock at $14.00 per share. Of these amounts, management converted preferred stock of approximately $1.0 million and purchased $16,000 of common stock, all at $8.00 per share.

     In June 1998, we completed a private placement of approximately $8.5 million and issued an aggregate of 742,500 shares of common stock at $11.50 per share. Our management and their affiliates purchased an aggregate of 37,000 shares of common stock ($425,000) in this private placement.

     In December 1998, we offered to convert the principal of the Convertible Debentures and accrued interest thereon to common stock at a price of $7.73 per share. Of the approximately $2.1 million of principal outstanding, approximately $2.0 million plus accrued interest of $62,448 was converted into 275,721 shares of common stock. Our management and their affiliates converted $545,000 of principal and $16,476 accrued interest into 72,730 shares of common stock.

     In January 1999, we completed a private placement of approximately $5.0 million and issued an aggregate of 735,300 shares of Series C preferred stock at $6.75 per share. Our management and their affiliates purchased an aggregate of 45,000 shares of Series C preferred stock ($303,750) in this private placement. Pursuant to the terms of the Series C preferred stock, an additional 91,909 shares were issued to the investors in such private placement as a result of a subsequent round of financing at the lower price of $6.00 per share and 5,625 of such additional shares were issued to management and their affiliates. See "Description of Capital Stock -- Series C Preferred Stock."

     In March 1999, we raised $3.5 million in the form of 13% Bridge Promissory Notes, of which $1,075,000 was from our management and their affiliates and the balance from outside investors. Of the amount held by management and their affiliates, $550,000 was converted to 68,750 shares of common stock at a price of $8.00 per share in June 1999. The offering also included the issuance of warrants to purchase 525,000 shares of common stock at a price of $0.02 per share, of which 146,250 were issued to our management and their affiliates. See "Description of Capital Stock -- Registration Rights -- Private Placement of 13% Bridge Promissory Notes and Warrants and Series C Preferred Stock." In February 2000, the outstanding balance of the Bridge Notes of approximately $1.2 million and the accrued interest thereon of approximately $160,000 were extended to March 31, 2001. Of the Bridge Notes extended, our management and their affiliates held $525,000 with accrued interest thereon of approximately $69,000. As part of the extension agreement, we issued warrants to purchase 10,000 shares of common stock for each $100,000 of principal outstanding, including accrued interest. Our management and their affiliates received 118,736 of the 277,004 warrants issued.

     In January 2000, we completed a private placement of approximately $7.4 million and issued an aggregate of 1,231,450 shares of Series C preferred stock at $6.00 per share. For each share of Series C preferred stock purchased, an investor received a warrant to purchase one share of common stock at a price of $0.02 per share. Our management and their affiliates purchased an aggregate of 159,167 shares of Series C preferred stock ($955,006) in this private placement and received warrants for the purchase of 159,167 shares of common stock at a price of $0.02 per share. See "Description of Capital Stock -- Series C Preferred Stock."

     In April 1998, in connection with the Bank of America line of credit, certain stockholders including Messrs. Mollo and Doss executed personal guarantees to guarantee a total of approximately $1.8 million each, and certain of our other stockholders agreed to indemnify such guarantors against amounts paid under such guarantees up to certain agreed upon levels. As part of such guarantees and indemnification arrangements, such persons were issued an aggregate of 112,500 warrants to purchase common stock at a price of $11.50 per share. Our management of the Company and their affiliates received an aggregate of 86,621 of such warrants.

     When the Bank of America line of credit was amended in November 1999, certain stockholders including Messrs. Mollo and Doss executed personal guarantees to guarantee $1.8 million each, and certain other stockholders continued to indemnify such guarantors against amounts paid under such guarantees up to certain agreed upon levels. As part of such guarantees and indemnification arrangements, such persons were issued an aggregate of 56,250 warrants to purchase common stock at a price of $4.00 per share. Of such warrants, Mr. Mollo was issued warrants to purchase 8,412 shares and Mr. Doss was issued warrants to purchase 7,010 shares of common stock. Our management and their affiliates received an aggregate of 51,111 of such warrants. As of December 8, 2000, the guarantors were released from the above guarantees.

     We have entered into an employment agreement with Messrs. Doss, Mollo, Winterich and Johnson. See "Management -- Employment Agreements."

     As provided for in Mr. Doss's employment agreement, we have entered into a promissory note in the principal sum of $300,000 in December 1999 with Mr. Doss, our Executive Vice President, to finance his purchase of 50,000 shares of our Series C preferred stock at a purchase price of $6.00 per share and a warrant to purchase 50,000 shares of our common stock at an exercise price of $0.02 per share (which was included in the January 2000 offering). This note provides for 6.0% per annum interest and is due in full on December 1, 2001, however, Mr. Doss may prepay at any time without any penalty or premium. The principal amount outstanding as of December 31, 1999 is $300,000. In connection with the note, Mr. Doss and the Company have also entered into a pledge agreement granting a security interest in the preferred stock and the warrant we sold to Mr. Doss.

     New Vistas Investment Corporation, an entity owned in part by Mr. Mollo, Ms. Breeze-Mollo and Mr. Harris, provided administrative services to us, for which we reimbursed the direct costs of providing such services. The services provided were in support of Mr. Mollo, primarily in connection with our previous private financings. No contractual agreement exists between the parties. Amounts reimbursed for the years ended December 31, 2000, 1999 and 1998, were $39,000, $42,000, and $52,000 respectively.

     Effective as of March 2, 2001, the Company issued 68,966 shares of Common Stock to each of Jeffrey S. Doss, Donald W. Johnson and La Luz Enterprises, L.L.C., an affiliate of Charles R. Mollo, at a purchase price of $2.90 per share. Each of the purchasers paid $690 in cash and executed and delivered to the Company a three-year promissory note, in the original principal amount of $199,311, and bearing interest at the rate of 6.33% per annum. Each promissory note is secured by the shares of Common Stock so issued, and in addition, the promissory note issued by La Luz Enterprises, L.L.C. is guaranteed by Mr. Mollo.

     We have granted options to certain of our directors and executive officers. We have also entered into an indemnification agreement with each of our directors and executive officers. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors, executive officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by us of expenses incurred or paid by one of our directors, executive officers or controlling persons in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) Financial Statements.

          The financial statements filed as a part of this Annual Report on Form 10-K are listed in the "Index to Consolidated Financial Statements" on page F-1 hereof.

        (2) Financial Statement Schedules.

        Not applicable.

     (b) The Company reported the acquisition of MAGMA on Form 8-K and Form 8-K/A under Item 2. Acquisition or Disposition that the Company filed on October 17, 2000 and December 15, 2000, respectively.

     (c) Exhibits:

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            -- Certificate of Incorporation of the Company.(1)
          3.2            -- Articles of Amendment to the Certificate of Incorporation
                            of the Company dated as of June 17, 1997.(3)
          3.3            -- Articles of Amendment to the Certificate of Incorporation
                            of the Company dated as of September 10, 1997.(1)
          3.4            -- Articles of Amendment to the Certificate of Incorporation
                            of the Company dated as of July 20, 1998.(1)
          3.5            -- Articles of Amendment to the Certificate of Incorporation
                            of the Company dated as of February 3, 2000.(1)
          3.6            -- Certificate of Designations, Preferences, Rights and
                            Limitations of Series C Preferred Stock.(1)
          3.7            -- Amended Bylaws of the Company.(1)
          3.8            -- Certificate of the Designations, Preferences, Rights and
                            Limitations of Series D Preferred Stock.(2)
          3.9            -- Articles of Amendment to the Certificate of Incorporation
                            of the Company dated as of March 31, 2000.(3)
          4.1            -- Specimen of Common Stock Certificate.(4)
          4.2            -- Form of 12% Convertible Debenture of the Company.(1)
          4.3            -- Registration Rights Agreement by and between the Company and Miram International, Inc. dated July 29, 1997.(1)
          4.4            -- Form of Unit Purchase Agreement used in 1998 Private
                            Placements for the Purchase of Up To 900 Units, Each
                            Consisting of 1,000 shares of the Company's common
                            stock.(1)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          4.5            -- Form of Unit Purchase Agreement used in 1997 Private
                            Placements for the Purchase of Up To 875 Units, Each
                            Consisting of 2,000 shares of the Company's common stock
                            and warrants to purchase 500 shares of the Company's
                            Common Stock.(1)
          4.6            -- Form of Warrant to Purchase Shares of common stock of the
                            Company used with the 13% Bridge Notes and Series C
                            Preferred Stock Private Placements.(3)
          4.7            -- Form of 13% Bridge Promissory Note and Warrant Purchase
                            Agreement used in March 1999 Private Placement.(1)
          4.8            -- Form of 13% Bridge Promissory Note and Warrant Purchase
                            Agreement used in July 1999 Private Placement.(1)
          4.9            -- Form of 13% Bridge Note issued in July 1999 Private
                            Placement.(1)
          4.10           -- 13% Bridge Note Conversion Notice expired June 30,
                            1999.(1)
          4.11           -- Form of Series C Preferred Stock Purchase Agreement used in 1998 and 1999 Private Placements.(1)
          4.12           -- Form of Series C Preferred Stock and Warrant Purchase
                            Agreement used in 1999 and 2000 Private Placements.(1)
          4.13           -- Series C Preferred Stock Purchase Agreement executed May
                            3, 1999, between the Company, Philips Semiconductors
                            VLSI, Inc. (f/k/a VLSI Technology, Inc.) and Seligman
                            Communications and Information Fund, Inc.(1)
          4.14           -- Amended and Restated Stock Purchase Warrant issued by the
                            Company to Finova Capital Corporation (f/k/a Sirrom
                            Capital Corporation) dated as of March 25, 1998.(1)
          4.15           -- Stock Purchase Warrant issued by the Company to Finova
                            Capital Corporation (f /k/a Sirrom Capital Corporation)
                            dated as of March 25, 1998.(1)
          4.16           -- Series C Preferred Stock and Warrant Purchase Agreement
                            dated October 29, 1999, between the Company and Seligman
                            Communications and Information Fund, Inc.(1)
          4.17           -- Contribution and Indemnification Agreement by and among
                            Janice L. Breeze, Jeffrey S. Doss, Charles R. Mollo,
                            Cameron Wilson, the Company and certain Stockholders of
                            the Company dated April 20, 1998.(1)
          4.18           -- Form of Warrant to Purchase common stock of the Company issued to certain holders in connection with that certain
                            Contribution and Indemnification Agreement by and among
                            Janice L. Breeze, Jeffrey S. Doss, Charles S. Mollo,
                            Cameron Wilson, the Company and certain Stockholders of
                            the Company dated April 20, 1998.(1)
          4.19           -- Form of Warrant to Purchase common stock of the Company issued to certain holders in connection with that certain
                            Contribution and Indemnification Agreement by and among
                            Janice L. Breeze, Jeffrey S. Doss, Charles S. Mollo,
                            Cameron Wilson, the Company and certain Stockholders of
                            the Company dated November 2, 1999.(2)
          4.20           -- Form of Warrant to Purchase Common Stock of the Company
                            issued in the 1997 Private Placement.(2)
          4.21           -- Form of 13% Bridge Note issued in March 1999 Private
                            Placement.(2)
          4.23           -- Investor Rights Agreement dated October 29, 1999 by and between the Company and Seligman Communications and
                            Information Fund, Inc. entered into in connection with
                            the Series C Preferred Stock and Warrant Purchase
                            Agreement dated October 29, 1999.(2)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          4.24           -- Form of Warrant to Purchase Shares of Common Stock issued in connection with the Loan Extension Agreement dated
                            February 29, 2000.(2)
          4.25           -- Investors' Rights Agreement executed May 3, 1999 between the Company, Philips Semiconductors VLSI, Inc. (f/k/a
                            VLSI Technology, Inc.) and Seligman Communications and
                            Information Fund, Inc.(3)
          4.26           -- Registration Rights granted by the Company to Avocent
                            Computer Products Corporation in connection with the
                            Strategic Partner Agreement dated March 6, 2000.(3)
          4.27           -- 13% Bridge Note Conversion Notice used in July 1999
                            Private Placement.(5)
         10.1            -- Lease by and between Monaghan Company, LLC and Colonial
                            Trust Company and the Company dated December 20, 1996.(1)
         10.2            -- First Amendment to Lease dated January 29, 1999 by and
                            between Monaghan Company, LLC and Colonial Trust Company
                            and the Company dated December 20, 1996.(1)
         10.3            -- Office Lease dated July 3, 1998 by and between Sun Life
                            Assurance Company of Canada and the Company.(3)
         10.4            -- Asset Purchase Agreement and Plan of Reorganization
                            between Miram International, Inc., John Moroz, Mykola
                            Moroz and the Company dated July 29, 1997.(1)
         10.5            -- Promissory Note made by Miram International, Inc. to
                            Mykola Moroz dated July 3, 1997 in the amount of
                            $400,000.(1)
         10.6            -- Amended and Restated 1996 Long Term Incentive Plan, as
                            amended on January 13, 2000.(1)
         10.7            -- Richard W. Winterich Employment Agreement dated November
                            20, 1998.(1)
         10.8            -- Richard W. Winterich Option Agreement dated April 12,
                            1999.(1)
         10.9            -- Richard W. Winterich Option Agreement dated April 12,
                            1999.(1)
         10.10           -- First Amendment to Incentive Stock Option Agreement dated
                            August 23, 1999 between Richard W. Winterich and the
                            Company.(1)
         10.11           -- First Amendment to Incentive Stock Option Agreement dated
                            August 23, 1999 between Richard W. Winterich and the
                            Company.(1)
         10.12           -- Charles R. Mollo Employment Agreement dated December 1,
                            1999.(1)
         10.13           -- Charles R. Mollo Option Agreement dated December 1,
                            1999.(1)
         10.14           -- Jeffrey S. Doss Employment Agreement dated December 1,
                            1999.(1)
         10.15           -- Jeffrey S. Doss Option Agreement dated December 1,
                            1999.(1)
         10.16           -- Jeffrey S. Doss Pledge Agreement dated December 1,
                            1999.(1)
         10.17           -- Jeffrey S. Doss Promissory Note in favor of the Company dated December 1, 1999 in the principal amount of
                            $300,000.(1)
         10.18           -- First Amendment to Option Agreement dated December 1,
                            1999 between Jeffrey S. Doss and the Company.(1)
         10.19           -- Robert P. Dilworth Consulting Agreement dated May 21,
                            1999.(1)
         10.20           -- Robert P. Dilworth Nonqualified Stock Option Agreement
                            dated May 21, 1999.(1)
         10.21           -- William O. Hunt Consulting Agreement dated December 8,
                            1999.(2)
         10.22           -- William O. Hunt Non-qualified Stock Option Agreement
                            dated December 8, 1999.(2)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.23           -- Amendment No. 3 to Letter of Credit, Loan and Security
                            Agreement and Promissory Note made by Company to Bank of
                            America dated October 31, 1999.(1)
         10.24           -- Amended and Restated Business Loan Agreement (Receivables
                            and Inventory) dated as of November 2, 1999 between the
                            Company and Bank of America, N.A.(1)
         10.25           -- Restated Promissory Note in the principal amount of
                            $3,000,000 dated as of November 2, 1999 between the
                            Company and Bank of America, N.A.(1)
         10.26           -- Promissory Note in the principal amount of $1,500,000
                            dated as of November 2, 1999 between the Company and Bank
                            of America, N.A.(1)
         10.27           -- Promissory Note in the principal amount of $150,000 dated as of November 2, 1999 between the Company and Bank of
                            America, N.A.(1)
         10.28           -- Promissory Note in the principal amount of $75,000 dated as of November 2, 1999 between the Company and Bank of
                            America, N.A.(1)
         10.29           -- Restated Continuing Guaranty of Janice Breeze dated
                            November 2, 1999.(1)
         10.30           -- Restated Continuing Guaranty of Jeffrey S. Doss dated
                            November 2, 1999.(1)
         10.31           -- Restated Continuing Guaranty of Charles R. Mollo dated
                            November 2, 1999.(1)
         10.32           -- Restated Continuing Guaranty of Cameron Wilson dated
                            November 2, 1999.(1)
         10.33           -- Secured Promissory Note made by the Company in favor of
                            Finova Capital Corporation (f/k/a Sirrom Capital
                            Corporation) dated March 25, 1998 in the principal amount
                            of $1,750,000.(1)
         10.34           -- First Amendment to Loan Agreement and Loan Documents by
                            and between the Company and Finova Capital Corporation
                            (f/k/a Sirrom Capital Corporation) dated as of March 25,
                            1998.(1)
         10.35           -- Secured Promissory Note made by the Company in favor of
                            Finova Capital Corporation (f/k/a Sirrom Capital
                            Corporation) dated June 24, 1997 in the principal amount
                            of $1,600,000.(1)
         10.36           -- Settlement Agreement dated May 21, 1999 by and among John
                            Moroz, Peter Moroz, Mykola Moroz and the Company.(2)
         10.37           -- [Reserved]
         10.38           -- Form of Loan Extension Agreement dated February 29, 2000 by and between the Company and holders of 13% Bridge
                            Notes issued in March 1999.(2)
         10.39           -- Strategic Partner Agreement by and between the Company
                            and Avocent Corporation dated March 6, 2000.(2)
         10.40           -- Donald W. Johnson Employment Agreement dated March 20,
                            2000.(2)
         10.41           -- Strategic Vendor Agreement dated August 10, 1998 by and between the Company and Molex Incorporated.(2)
         10.42           -- Form of Indemnity Agreement by and between the Company
                            and its officers and directors.(2)
         10.43           -- Loan Modification and Extension Agreement dated March 13,
                            2000 between Bank of America N.A. and the Company.(2)
         10.44           -- Amended and Restated Promissory Note (Facility I) dated
                            March 13, 2000 in the aggregate principal amount of
                            $3,000,000.(2)
         10.45           -- Amended and Restated Promissory Note (Facility II) dated
                            March 13, 2000 in the aggregate principal amount of
                            $1,500,000.(2)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.46           -- Separation Agreement dated October 1, 1999 by and among the Company, Cameron Wilson and C. Wilson Company.(2)
         10.47           -- Private Label and Manufacturing Agreement dated May 11,
                            1998 by and between the Company and Targus Group
                            International, Inc.(3)
         10.48           -- Design and Development Agreement dated May 12, 1998 by
                            and between VLSI Technology, Inc. and the Company.(2)
         10.49           -- Donald W. Johnson Non-qualified Stock Option Agreement
                            dated April 1, 2000.(3)
         10.50           -- License Agreement dated March 6, 2000 by and between the
                            Company and Avocent Corporation.(3)
         10.51           -- License Agreement dated March 6, 2000 by and between the
                            Company and Avocent Corporation.(3)
         10.52           -- Private Label Agreement dated March 6, 2000 by and
                            between the Company and Avocent Corporation.(3)
         10.53           -- Agreement and Plan of Merger dated October 2, 2000, by
                            and among the Company, Mesa Ridge Technologies, Inc.
                            d/b/a MAGMA and the shareholders of MAGMA(7)
         10.54           -- Strategic Partner Agreement by and between the Company
                            and Portsmith, Incorporated dated as of August 29,
                            2000.(8)
         10.55           -- Subordinated Convertible Promissory Note made by
                            Portsmith, Incorporated in favor of the Company, dated
                            August 29, 2000, in the principal amount of
                            $3,000,000.(8)
         10.56           -- Form of Stock Purchase Agreement, dated as of March 2,
                            2001, by and between the Company and each of Jeffrey S.
                            Doss, Donald W. Johnson and La Luz Enterprises, L.L.C.*
         10.57           -- Form of Promissory Note, dated March 2, 2001, in the
                            principal amount of $199,311, and issued by each of
                            Jeffrey S. Doss, Donald W. Johnson and La Luz
                            Enterprises, L.L.C. to the Company*
         10.58           -- Form of Pledge and Security Agreement, dated as of March
                            2, 2001, by and between the Company and each of Jeffrey
                            S. Doss, Donald W. Johnson and La Luz Enterprises,
                            L.L.C.*
         10.59           -- Guaranty, dated as of March 2, 2001, issued by Charles R.
                            Mollo in favor of the Company*
         21.1            -- Subsidiaries.*
                            - Mobility 2001 Limited (United Kingdom)
                            - Mobility Europe Holdings, Inc. (Delaware)
                            - MAGMA, Inc. (Delaware)
         23.1            -- Consent of KPMG LLP.*
         24.1            -- Power of Attorney.* (Included on Signature page hereof).

---------------

 *  Filed herewith

(1) Previously filed as an exhibit to Registration Statement No. 333-30264 dated February 11, 2000.

(2) Previously filed as an exhibit to Amendment No. 1 to Registration Statement No. 333-30264 dated March 28, 2000.

(3) Previously filed as an exhibit to Amendment No. 2 to Registration Statement No. 333-30264 dated May 4, 2000.

(4) Previously filed as an exhibit to Amendment No. 3 to Registration Statement No. 333-30264 dated May 18, 2000.

(5) Previously filed as an exhibit to Amendment No. 4 to Registration Statement No. 333-30264 dated May 26, 2000.

(6) Previously filed as an exhibit to Amendment No. 6 to Registration Statement No. 333-30264 dated June 6, 2000.

(7) Previously filed as an exhibit to Form 8-K dated October 17, 2000.

(8) Previously filed as an exhibit to Registration Statement No. 333-5466 filed on Form S-1 dated January 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, Mobility Electronics, Inc. has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Scottsdale, State of Arizona, on April 2, 2001.

                                            MOBILITY ELECTRONICS, INC.

                                            By:    /s/ CHARLES R. MOLLO
                                              ----------------------------------
                                                      Charles R. Mollo,
                                              President, Chief Executive Officer
                                                              and
                                               Chairman of the Board (Principal
                                                       Executive Officer)

                               POWER OF ATTORNEY

     Pursuant to the requirements of the Securities Act of 1933 this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

                     SIGNATURES                                     TITLE                     DATE
                     ----------                                     -----                     ----

                /s/ CHARLES R. MOLLO                   President, Chief Executive         April 2, 2001
-----------------------------------------------------    Officer and Chairman of the
                  Charles R. Mollo                       Board (Principal Executive
                                                         Officer)

              /s/ RICHARD W. WINTERICH                 Chief Financial Officer and Vice   April 2, 2001
-----------------------------------------------------    President (Principal Financial
                Richard W. Winterich                     and Accounting Officer)

                 /s/ JEFFREY S. DOSS                   Executive Vice President and       April 2, 2001
-----------------------------------------------------    Director
                   Jeffrey S. Doss

               /s/ ROBERT P. DILWORTH                  Director                           April 2, 2001
-----------------------------------------------------
                 Robert P. Dilworth

                 /s/ WILLIAM O. HUNT                   Director                           April 2, 2001
-----------------------------------------------------
                   William O. Hunt

                 /s/ JERRE L. STEAD                    Director                           April 2, 2001
-----------------------------------------------------
                   Jerre L. Stead

                /s/ JEFFREY R. HARRIS                  Director                           April 2, 2001
-----------------------------------------------------
                  Jeffrey R. Harris

                  /s/ LARRY M. CARR                    Director                           April 2, 2001
-----------------------------------------------------
                    Larry M. Carr

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------

          3.1            -- Certificate of Incorporation of the Company.(1)
          3.2            -- Articles of Amendment to the Certificate of Incorporation
                            of the Company dated as of June 17, 1997.(3)
          3.3            -- Articles of Amendment to the Certificate of Incorporation
                            of the Company dated as of September 10, 1997.(1)
          3.4            -- Articles of Amendment to the Certificate of Incorporation
                            of the Company dated as of July 20, 1998.(1)
          3.5            -- Articles of Amendment to the Certificate of Incorporation
                            of the Company dated as of February 3, 2000.(1)
          3.6            -- Certificate of Designations, Preferences, Rights and
                            Limitations of Series C Preferred Stock.(1)
          3.7            -- Amended Bylaws of the Company.(1)
          3.8            -- Certificate of the Designations, Preferences, Rights and
                            Limitations of Series D Preferred Stock.(2)
          3.9            -- Articles of Amendment to the Certificate of Incorporation
                            of the Company dated as of March 31, 2000.(3)
          4.1            -- Specimen of Common Stock Certificate.(4)
          4.2            -- Form of 12% Convertible Debenture of the Company.(1)
          4.3            -- Registration Rights Agreement by and between the Company and Miram International, Inc. dated July 29, 1997.(1)
          4.4            -- Form of Unit Purchase Agreement used in 1998 Private
                            Placements for the Purchase of Up To 900 Units, Each
                            Consisting of 1,000 shares of the Company's common
                            stock.(1)
          4.5            -- Form of Unit Purchase Agreement used in 1997 Private
                            Placements for the Purchase of Up To 875 Units, Each
                            Consisting of 2,000 shares of the Company's common stock
                            and warrants to purchase 500 shares of the Company's
                            Common Stock.(1)
          4.6            -- Form of Warrant to Purchase Shares of common stock of the
                            Company used with the 13% Bridge Notes and Series C
                            Preferred Stock Private Placements.(3)
          4.7            -- Form of 13% Bridge Promissory Note and Warrant Purchase
                            Agreement used in March 1999 Private Placement.(1)
          4.8            -- Form of 13% Bridge Promissory Note and Warrant Purchase
                            Agreement used in July 1999 Private Placement.(1)
          4.9            -- Form of 13% Bridge Note issued in July 1999 Private
                            Placement.(1)
          4.10           -- 13% Bridge Note Conversion Notice expired June 30,
                            1999.(1)
          4.11           -- Form of Series C Preferred Stock Purchase Agreement used in 1998 and 1999 Private Placements.(1)
          4.12           -- Form of Series C Preferred Stock and Warrant Purchase
                            Agreement used in 1999 and 2000 Private Placements.(1)
          4.13           -- Series C Preferred Stock Purchase Agreement executed May
                            3, 1999, between the Company, Philips Semiconductors
                            VLSI, Inc. (f/k/a VLSI Technology, Inc.) and Seligman
                            Communications and Information Fund, Inc.(1)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          4.14           -- Amended and Restated Stock Purchase Warrant issued by the
                            Company to Finova Capital Corporation (f/k/a Sirrom
                            Capital Corporation) dated as of March 25, 1998.(1)
          4.15           -- Stock Purchase Warrant issued by the Company to Finova
                            Capital Corporation (f /k/a Sirrom Capital Corporation)
                            dated as of March 25, 1998.(1)
          4.16           -- Series C Preferred Stock and Warrant Purchase Agreement
                            dated October 29, 1999, between the Company and Seligman
                            Communications and Information Fund, Inc.(1)
          4.17           -- Contribution and Indemnification Agreement by and among
                            Janice L. Breeze, Jeffrey S. Doss, Charles R. Mollo,
                            Cameron Wilson, the Company and certain Stockholders of
                            the Company dated April 20, 1998.(1)
          4.18           -- Form of Warrant to Purchase common stock of the Company issued to certain holders in connection with that certain
                            Contribution and Indemnification Agreement by and among
                            Janice L. Breeze, Jeffrey S. Doss, Charles S. Mollo,
                            Cameron Wilson, the Company and certain Stockholders of
                            the Company dated April 20, 1998.(1)
          4.19           -- Form of Warrant to Purchase common stock of the Company issued to certain holders in connection with that certain
                            Contribution and Indemnification Agreement by and among
                            Janice L. Breeze, Jeffrey S. Doss, Charles S. Mollo,
                            Cameron Wilson, the Company and certain Stockholders of
                            the Company dated November 2, 1999.(2)
          4.20           -- Form of Warrant to Purchase Common Stock of the Company
                            issued in the 1997 Private Placement.(2)
          4.21           -- Form of 13% Bridge Note issued in March 1999 Private
                            Placement.(2)
          4.23           -- Investor Rights Agreement dated October 29, 1999 by and between the Company and Seligman Communications and
                            Information Fund, Inc. entered into in connection with
                            the Series C Preferred Stock and Warrant Purchase
                            Agreement dated October 29, 1999.(2)
          4.24           -- Form of Warrant to Purchase Shares of Common Stock issued in connection with the Loan Extension Agreement dated
                            February 29, 2000.(2)
          4.25           -- Investors' Rights Agreement executed May 3, 1999 between the Company, Philips Semiconductors VLSI, Inc. (f/k/a
                            VLSI Technology, Inc.) and Seligman Communications and
                            Information Fund, Inc.(3)
          4.26           -- Registration Rights granted by the Company to Avocent
                            Computer Products Corporation in connection with the
                            Strategic Partner Agreement dated March 6, 2000.(3)
          4.27           -- 13% Bridge Note Conversion Notice used in July 1999
                            Private Placement.(5)
         10.1            -- Lease by and between Monaghan Company, LLC and Colonial
                            Trust Company and the Company dated December 20, 1996.(1)
         10.2            -- First Amendment to Lease dated January 29, 1999 by and
                            between Monaghan Company, LLC and Colonial Trust Company
                            and the Company dated December 20, 1996.(1)
         10.3            -- Office Lease dated July 3, 1998 by and between Sun Life
                            Assurance Company of Canada and the Company.(3)
         10.4            -- Asset Purchase Agreement and Plan of Reorganization
                            between Miram International, Inc., John Moroz, Mykola
                            Moroz and the Company dated July 29, 1997.(1)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.5            -- Promissory Note made by Miram International, Inc. to
                            Mykola Moroz dated July 3, 1997 in the amount of
                            $400,000.(1)
         10.6            -- Amended and Restated 1996 Long Term Incentive Plan, as
                            amended on January 13, 2000.(1)
         10.7            -- Richard W. Winterich Employment Agreement dated November
                            20, 1998.(1)
         10.8            -- Richard W. Winterich Option Agreement dated April 12,
                            1999.(1)
         10.9            -- Richard W. Winterich Option Agreement dated April 12,
                            1999.(1)
         10.10           -- First Amendment to Incentive Stock Option Agreement dated
                            August 23, 1999 between Richard W. Winterich and the
                            Company.(1)
         10.11           -- First Amendment to Incentive Stock Option Agreement dated
                            August 23, 1999 between Richard W. Winterich and the
                            Company.(1)
         10.12           -- Charles R. Mollo Employment Agreement dated December 1,
                            1999.(1)
         10.13           -- Charles R. Mollo Option Agreement dated December 1,
                            1999.(1)
         10.14           -- Jeffrey S. Doss Employment Agreement dated December 1,
                            1999.(1)
         10.15           -- Jeffrey S. Doss Option Agreement dated December 1,
                            1999.(1)
         10.16           -- Jeffrey S. Doss Pledge Agreement dated December 1,
                            1999.(1)
         10.17           -- Jeffrey S. Doss Promissory Note in favor of the Company dated December 1, 1999 in the principal amount of
                            $300,000.(1)
         10.18           -- First Amendment to Option Agreement dated December 1,
                            1999 between Jeffrey S. Doss and the Company.(1)
         10.19           -- Robert P. Dilworth Consulting Agreement dated May 21,
                            1999.(1)
         10.20           -- Robert P. Dilworth Nonqualified Stock Option Agreement
                            dated May 21, 1999.(1)
         10.21           -- William O. Hunt Consulting Agreement dated December 8,
                            1999.(2)
         10.22           -- William O. Hunt Non-qualified Stock Option Agreement
                            dated December 8, 1999.(2)
         10.23           -- Amendment No. 3 to Letter of Credit, Loan and Security
                            Agreement and Promissory Note made by Company to Bank of
                            America dated October 31, 1999.(1)
         10.24           -- Amended and Restated Business Loan Agreement (Receivables
                            and Inventory) dated as of November 2, 1999 between the
                            Company and Bank of America, N.A.(1)
         10.25           -- Restated Promissory Note in the principal amount of
                            $3,000,000 dated as of November 2, 1999 between the
                            Company and Bank of America, N.A.(1)
         10.26           -- Promissory Note in the principal amount of $1,500,000
                            dated as of November 2, 1999 between the Company and Bank
                            of America, N.A.(1)
         10.27           -- Promissory Note in the principal amount of $150,000 dated as of November 2, 1999 between the Company and Bank of
                            America, N.A.(1)
         10.28           -- Promissory Note in the principal amount of $75,000 dated as of November 2, 1999 between the Company and Bank of
                            America, N.A.(1)
         10.29           -- Restated Continuing Guaranty of Janice Breeze dated
                            November 2, 1999.(1)
         10.30           -- Restated Continuing Guaranty of Jeffrey S. Doss dated
                            November 2, 1999.(1)
         10.31           -- Restated Continuing Guaranty of Charles R. Mollo dated
                            November 2, 1999.(1)
         10.32           -- Restated Continuing Guaranty of Cameron Wilson dated
                            November 2, 1999.(1)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.33           -- Secured Promissory Note made by the Company in favor of
                            Finova Capital Corporation (f/k/a Sirrom Capital
                            Corporation) dated March 25, 1998 in the principal amount
                            of $1,750,000.(1)
         10.34           -- First Amendment to Loan Agreement and Loan Documents by
                            and between the Company and Finova Capital Corporation
                            (f/k/a Sirrom Capital Corporation) dated as of March 25,
                            1998.(1)
         10.35           -- Secured Promissory Note made by the Company in favor of
                            Finova Capital Corporation (f/k/a Sirrom Capital
                            Corporation) dated June 24, 1997 in the principal amount
                            of $1,600,000.(1)
         10.36           -- Settlement Agreement dated May 21, 1999 by and among John
                            Moroz, Peter Moroz, Mykola Moroz and the Company.(2)
         10.37           -- [Reserved]
         10.38           -- Form of Loan Extension Agreement dated February 29, 2000 by and between the Company and holders of 13% Bridge
                            Notes issued in March 1999.(2)
         10.39           -- Strategic Partner Agreement by and between the Company
                            and Avocent Corporation dated March 6, 2000.(2)
         10.40           -- Donald W. Johnson Employment Agreement dated March 20,
                            2000.(2)
         10.41           -- Strategic Vendor Agreement dated August 10, 1998 by and between the Company and Molex Incorporated.(2)
         10.42           -- Form of Indemnity Agreement by and between the Company
                            and its officers and directors.(2)
         10.43           -- Loan Modification and Extension Agreement dated March 13,
                            2000 between Bank of America N.A. and the Company.(2)
         10.44           -- Amended and Restated Promissory Note (Facility I) dated
                            March 13, 2000 in the aggregate principal amount of
                            $3,000,000.(2)
         10.45           -- Amended and Restated Promissory Note (Facility II) dated
                            March 13, 2000 in the aggregate principal amount of
                            $1,500,000.(2)
         10.46           -- Separation Agreement dated October 1, 1999 by and among the Company, Cameron Wilson and C. Wilson Company.(2)
         10.47           -- Private Label and Manufacturing Agreement dated May 11,
                            1998 by and between the Company and Targus Group
                            International, Inc.(3)
         10.48           -- Design and Development Agreement dated May 12, 1998 by
                            and between VLSI Technology, Inc. and the Company.(2)
         10.49           -- Donald W. Johnson Non-qualified Stock Option Agreement
                            dated April 1, 2000.(3)
         10.50           -- License Agreement dated March 6, 2000 by and between the
                            Company and Avocent Corporation.(3)
         10.51           -- License Agreement dated March 6, 2000 by and between the
                            Company and Avocent Corporation.(3)
         10.52           -- Private Label Agreement dated March 6, 2000 by and
                            between the Company and Avocent Corporation.(3)
         10.53           -- Agreement and Plan of Merger dated October 2, 2000, by
                            and among the Company, Mesa Ridge Technologies, Inc.
                            d/b/a MAGMA and the shareholders of MAGMA(7)
         10.54           -- Strategic Partner Agreement by and between the Company
                            and Portsmith, Incorporated dated as of August 29,
                            2000.(8)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.55           -- Subordinated Convertible Promissory Note made by
                            Portsmith, Incorporated in favor of the Company, dated
                            August 29, 2000, in the principal amount of
                            $3,000,000.(8)
         10.56           -- Form of Stock Purchase Agreement, dated as of March 2,
                            2001, by and between the Company and each of Jeffrey S.
                            Doss, Donald W. Johnson and La Luz Enterprises, L.L.C.*
         10.57           -- Form of Promissory Note, dated March 2, 2001, in the
                            principal amount of $199,311, and issued by each of
                            Jeffrey S. Doss, Donald W. Johnson and La Luz
                            Enterprises, L.L.C. to the Company*
         10.58           -- Form of Pledge and Security Agreement, dated as of March
                            2, 2001, by and between the Company and each of Jeffrey
                            S. Doss, Donald W. Johnson and La Luz Enterprises,
                            L.L.C.*
         10.59           -- Guaranty, dated as of March 2, 2001, issued by Charles R.
                            Mollo in favor of the Company*
         21.1            -- Subsidiaries.*
                            - Mobility 2001 Limited (United Kingdom)
                            - Mobility Europe Holdings, Inc. (Delaware)
                            - MAGMA, Inc. (Delaware)
         23.1            -- Consent of KPMG LLP.*
         23.3            -- Consent of Jackson Walker L.L.P. (Contained in Exhibit
                            5.1).*
         24.1            -- Power of Attorney.* (Included on Signature page hereof).

---------------

 *  Filed herewith

(1) Previously filed as an exhibit to Registration Statement No. 333-30264 dated February 11, 2000.

(2) Previously filed as an exhibit to Amendment No. 1 to Registration Statement No. 333-30264 dated March 28, 2000.

(3) Previously filed as an exhibit to Amendment No. 2 to Registration Statement No. 333-30264 dated May 4, 2000.

(4) Previously filed as an exhibit to Amendment No. 3 to Registration Statement No. 333-30264 dated May 18, 2000.

(5) Previously filed as an exhibit to Amendment No. 4 to Registration Statement No. 333-30264 dated May 26, 2000.

(6) Previously filed as an exhibit to Amendment No. 6 to Registration Statement No. 333-30264 dated June 6, 2000.

(7) Previously filed as an exhibit to Form 8-K dated October 17, 2000.

(8) Previously filed as an exhibit to Registration Statement No. 333-5466 filed on Form S-1 dated January 31, 2001.