Form 10-Q
period 2001-03-31
MOBILITY ELECTRONICS INC
filed 2001-05-14
CIK 1075656

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                    to
                                    ------------------    -----------------

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

                       YES [X]                    NO [ ]

         At March 31, 2001, there were 14,761,933 shares of the Registrant's Common Stock outstanding.

                           MOBILITY ELECTRONICS, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                 PAGE NO.
                                                                                                 --------

PART I: FINANCIAL INFORMATION
                Item 1.    Financial Statements

                           Condensed Consolidated Balance Sheets
                              as of March 31, 2001 and December 31, 2000                             3

                           Condensed Consolidated Statements of Operations
                              for the Three Months Ended March 31, 2001
                              and 2000                                                               4

                           Condensed Consolidated Statements of Cash Flows
                              for the Three Months Ended March 31, 2001 and 2000                     5

                           Notes to Condensed Consolidated Financial Statements                      6

                Item 2.    Management's Discussion and Analysis of Financial
                              Condition and Results of Operations                                    8

                Item 3.    Quantitative and Qualitative Disclosures About Market Risk               12


PART II: OTHER INFORMATION

                Item 1.    Legal Proceedings                                                        12

                Item 2.    Changes in Securities and Use of Proceeds                                13

                Item 3.    Defaults Upon Senior Securities                                          13

                Item 4.    Submission of Matters to a Vote of Security Holders                      13

                Item 5.    Other Information                                                        13

                Item 6.    Exhibits and Reports on Form 8-K                                         13

SIGNATURE                                                                                           15

INDEX TO EXHIBITS                                                                                   16

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    March 31,        December 31,
                                                                      2001               2000
                                                                  -------------      -------------
                                                                   (unaudited)

                                               ASSETS

Current assets:
      Cash and cash equivalents                                   $  26,389,948      $  30,369,490
      Accounts receivable, net                                        6,642,232          6,905,679
      Inventories                                                     6,881,816          6,370,881
      Prepaid expenses and other current assets                         289,482            136,782
                                                                  -------------      -------------
                 Total current assets                                40,203,478         43,782,832
                                                                  -------------      -------------
      Property and equipment, net                                     1,830,459          1,682,637
      Goodwill, less amortization of $310,549 (unaudited)
           and $155,275 at March 31, 2001 and December
           31, 2000, respectively                                     5,900,402          6,055,677
      Other assets, net                                               4,166,535          4,153,111
                                                                  -------------      -------------
                 Total assets                                     $  52,100,874      $  55,674,257
                                                                  =============      =============

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                            $   4,624,822      $   4,479,044
      Accrued expenses and other current liabilities                  1,955,798          2,254,195
      Current installments of capital lease obligations                  23,254             36,636
                                                                  -------------      -------------
                 Total current liabilities                            6,603,874          6,769,875
                                                                  -------------      -------------
                 Total liabilities                                    6,603,874          6,769,875
                                                                  -------------      -------------
Stockholders' equity:
      Convertible preferred stock - Series C, $.01 par value;
           authorized 15,000,000 shares; 944,755 (unaudited)
           and 1,263,708 shares issued and outstanding at
           March 31, 2001 and December 31, 2000,
           respectively                                                   9,448             12,637
      Common stock, $.01 par value; authorized 90,000,000
           shares; 14,761,933 (unaudited) and 14,323,100
           shares issued and outstanding at March 31, 2001
           and December 31, 2000, respectively                          147,619            143,231
      Additional paid-in capital                                    114,213,393        113,614,659
      Accumulated deficit                                           (65,607,929)       (61,945,917)
      Stock subscription and deferred compensation                   (3,277,625)        (2,920,228)
      Accumulated other comprehensive income - foreign
           currency translation adjustment                               12,094                 --
                                                                  -------------      -------------
                 Total stockholders' equity                          45,497,000         48,904,382
                                                                  -------------      -------------
                 Total liabilities and stockholders' equity       $  52,100,874      $  55,674,257
                                                                  =============      =============

     See accompanying notes to condensed consolidated financial statements.

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                    ------------------------------
                                                        2001              2000
                                                    ------------      ------------

Revenue:
   Net product sales                                $  7,075,644      $  5,002,005
   Technology transfer fees                              100,000                --
                                                    ------------      ------------
     Total revenue                                     7,175,644         5,002,005
Cost of revenue:
   Product sales                                       5,578,893         3,607,286
   Technology transfer                                        --                --
                                                    ------------      ------------
     Total cost of revenue                             5,578,893         3,607,286
                                                    ------------      ------------
     Gross profit                                      1,596,751         1,394,719
                                                    ------------      ------------

Operating expenses:
     Sales and marketing                               2,231,094         1,144,301
     Research and development                          1,506,325           950,657
     General and administrative                        2,009,636         1,235,546
                                                    ------------      ------------
         Total operating expenses                      5,747,055         3,330,504
                                                    ------------      ------------
         Loss from operations                         (4,150,304)       (1,935,785)
Other income (expense):
     Interest income (expense), net                      471,307          (928,935)
     Other income, net                                    11,905             2,210
     Foreign currency exchange gain (loss)                 5,080           (19,834)
                                                    ------------      ------------
         Loss before provision for income taxes       (3,662,012)       (2,882,344)
Provision for income taxes                                    --                --
                                                    ------------      ------------
         Net loss                                     (3,662,012)       (2,882,344)
Beneficial conversion costs of preferred stock                --           (48,663)
                                                    ------------      ------------
Net loss attributable to common stockholders        $ (3,662,012)     $ (2,931,007)
                                                    ============      ============

Net loss per share:
     Basic and diluted                              $      (0.25)     $      (0.46)
                                                    ============      ============

Weighted average common shares outstanding:
     Basic and diluted                                14,479,787         6,324,220
                                                    ============      ============

     See accompanying notes to condensed consolidated financial statements.

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                              Three months ended
                                                                                  March 31,
                                                                         ------------------------------
                                                                             2001              2000
                                                                         ------------      ------------

Cash flows from operating activities:
      Net loss                                                           $ (3,662,012)     $ (2,882,344)
      Adjustments to reconcile net loss to net cash used
           in operating activities:
           Provision for accounts receivable                                  164,384            30,000
           Depreciation and amortization                                      392,135           179,354
           Amortization of deferred loan costs                                  8,693           710,081
           Amortization of deferred compensation                              240,536           307,927
           Changes in operating assets and liabilities:
             Accounts receivable                                               99,063          (514,929)
             Inventories                                                     (510,935)         (467,345)
             Prepaid expenses and other assets                               (201,089)         (388,328)
             Accounts payable                                                 145,778           331,630
             Accrued expenses and other current liabilities                  (298,397)          274,407
                                                                         ------------      ------------
                Net cash used in operating activities                      (3,621,844)       (2,419,547)
                                                                         ------------      ------------

Cash flows from investing activities:
      Purchase of property and equipment                                     (358,410)         (119,891)
                                                                         ------------      ------------
                Net cash used in investing activities                        (358,410)         (119,891)
                                                                         ------------      ------------

Cash flows from financing activities:
      Repayment of lines of credit                                                 --          (862,465)
      Repayment of note payable                                                    --          (166,667)
      Repayment of long-term debt and capital lease obligations               (13,382)         (116,063)
      Net proceeds from issuance of common stock                                1,746                --
      Net proceeds from issuance of preferred stock                                --         5,000,359
      Proceeds from exercise of warrants                                          254           209,498
                                                                         ------------      ------------
                Net cash provided by (used in) financing activities           (11,382)        4,064,662
                                                                         ------------      ------------

      Effects of exchange rate changes on cash and cash equivalents            12,094                --
                                                                         ------------      ------------

                Net increase (decrease) in cash and cash equivalents       (3,979,542)        1,525,224
Cash and cash equivalents, beginning of period                             30,369,490         4,792,313
                                                                         ------------      ------------
Cash and cash equivalents, end of period                                 $ 26,389,948      $  6,317,537
                                                                         ============      ============

     See accompanying notes to condensed consolidated financial statements.

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements include the accounts of Mobility Electronics, Inc. ("Mobility" or the "Company") which was formerly known as Electronics Accessory Specialists International, Inc., and its wholly-owned subsidiaries, Magma, Inc. and Mobility Europe Holdings, Inc. All significant intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.

         The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the accompanying condensed consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2000 included in our Form 10-K, filed with the SEC. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of results to be expected for the full year or any other period.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Reclassifications

         Certain amounts included in the March 31, 2000 consolidated financial statements have been reclassified to conform to the March 31, 2001 financial statement presentation.

3.       ACQUISITION

         On January 1, 2001, the Company purchased essentially all of the assets of its European distributor for $281,784 and assumed its leases, employee contracts and other business contracts in order to better facilitate the sale of the Company's products in Europe. The European operations have been organized as a subsidiary of Mobility Europe Holdings, Inc., which was formed in January 2001 under the laws of the state of Delaware and is owned entirely by the Company. The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets acquired based upon the estimated fair values at the date of acquisition. No goodwill resulted from the purchase.

4.       INVENTORY

         Inventories consist of the following:

                   March 31,     December 31,
                      2001           2000
                   ----------    ------------

Raw materials      $5,675,751     $3,167,319
Finished goods      1,206,065      3,203,562
                   ----------     ----------
                   $6,881,816     $6,370,881
                   ==========     ==========

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.       STOCKHOLDERS' EQUITY

     (a) Preferred Stock

         During the period from December 31, 2000 through March 31, 2001, 318,953 shares of Series C preferred stock were converted into 219,268 shares of common stock at a rate of 1-to-0.68130 for conversions through March 1, 2001 and at a rate of 1-to-0.69095 for those conversions beginning March 2, 2001 and thereafter.

         The Series C preferred stock is convertible into shares of common stock. The rate of conversion is 1-to-0.69065 as of March 2, 2001. The initial conversion rate was 1-for-1, but was subject to change if certain events occur. Generally, the conversion rate will be adjusted if the Company issues any non-cash dividends on outstanding securities, splits its securities or otherwise effects a change to the number of its outstanding securities. The conversion rate will also be adjusted if the Company issues additional securities at a price that is less than the price that the Series C preferred stockholders paid for their shares. Such adjustments will be made according to certain formulas that are designed to prevent dilution of the Series C preferred stock. The Series C preferred stock can be converted at any time at the option of the holder, and will convert automatically, immediately prior to the consummation of a firm commitment public offering of common stock pursuant to a registration statement filed with the Securities and Exchange Commission having a per share price equal to or greater than $24.00 per share and a total gross offering amount of not less than $15,000,000.

         The Company may not pay any cash dividends on its common stock while any Series C preferred stock remains outstanding without the consent of the Series C preferred stockholders. Holders of Series C preferred stock are entitled to vote on all matters submitted for a vote of the holders of common stock. Holders will be entitled to one vote for each share of common stock into which one share of Series C preferred stock could then be converted. In the event of liquidation or dissolution, the holders of Series C preferred stock will be entitled to receive the amount they paid for their stock, plus accrued and unpaid dividends out of the Company's assets legally available for such payments prior to the holders of securities junior to the Series C preferred stock receiving payments.

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

6.       LINES OF CREDIT

         On February 2, 2001, the Company cancelled its line of credit.

7.       CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

         Two customers accounted for 21% and 36% of total revenue of the Company for the three months ended March 31, 2001. Three customers accounted for 29%, 22% and 11% of total revenue of the Company for the three months ended March 31, 2000.

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

9.       NET LOSS PER SHARE

         The computation of basic and diluted net loss per share follows:

                                                        Three months ended
                                                             March 31,
                                                   ------------------------------
                                                       2001             2000
                                                   ------------      ------------

Net loss                                           $ (3,662,012)     $ (2,882,344)
Beneficial conversion costs of preferred stock               --           (48,663)
                                                   ------------      ------------
Net loss attributable to common stockholders       $ (3,662,012)     $ (2,931,007)
                                                   ============      ============

Weighted average common shares outstanding -
  basic and diluted                                  14,479,787         6,324,220
                                                   ============      ============
Net loss per share - basic and diluted             $      (0.25)     $      (0.46)
                                                   ============      ============

         The following table summarizes securities outstanding which were not included in the calculation of diluted net loss per share since their inclusion would be antidilutive:

                                  Three months ended
                                      March 31,
                                -----------------------
                                  2001          2000
                                ---------     ---------

Stock options and warrants      3,010,460     3,058,699
                                =========     =========

Convertible preferred stock       944,755     2,447,808
                                =========     =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

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

         - the "Risk Factors" set forth in our Registration Statement on Form S-1 (No. 333-54666), dated January 31, 2001; and

         -        other factors to which this report refers.

         The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and notes thereto contained in this report.

OVERVIEW

         Mobility designs, develops and markets connectivity devices and accessories for the computer industry and for a broad range of related microprocessor applications. Our major focus is on developing remote peripheral component interface, or PCI bus, technology and products using our proprietary Split Bridge(TM) technology. We also design, develop and market a range of connectivity and power products for portable computers. These products include docking stations that utilize universal serial bus, or USB, technology, monitor stands and in air/in car chargers to power portable computers. We are still in the process of designing, developing and upgrading our Split Bridge(TM) technology and products, and as a result, to date our revenues have come predominantly from our connectivity and power products.

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

         We sell our products directly to OEMs and the retail channel, as well as through distributors. We have also established a few select worldwide private label accounts, most notably IBM, NEC and Targus. A substantial portion of our net product sales are concentrated among a number of OEMs, including Compaq, Dell, Hewlett-Packard, IBM, NEC, Targus and Toshiba. A portion of our sales to IBM are made through Kingston Technologies, who acts as their fulfillment hub manager for sales in the United States and Malaysia. Direct sales to OEMs accounted for approximately 88.8% of net product sales for the three months ended March 31, 2001 and 57.7% of net product sales for the three months ended March 31, 2000. Direct sales to OEMs have increased as a percentage of net product sales as we have successfully promoted our power products and monitor stands in the OEM market. We expect that we will continue to be dependent upon a number of OEMs for a significant portion of our net product sales in future periods, although no OEM is presently obligated to purchase a specified amount of products.

         A portion of our sales to distributors and resellers is generally under terms that provide for certain stock balancing return privileges and price protection. Accordingly, we make a provision for estimated sales returns and other allowances related to those sales. Returns, which have been netted in the product sales presented herein, were approximately 5.1% of net product sales for the three months ended March 31, 2001 and 7.2% of net product sales for the three months ended March 31, 2000. The major distributors are allowed to return up to 15.0% of their prior quarter's purchases under the stock balancing programs, provided that they place a new order for equal or greater dollar value of the stock balancing return.

         We derive a significant portion of our net product sales outside the United States, principally in France, Germany and the United Kingdom, to OEMs, retailers and a limited number of independent distributors. International sales accounted for approximately 25.2% of our net product sales for the three months ended March 31, 2001. We expect product sales outside the United States to continue to account for a large portion of our future net product sales. International sales are generally denominated in the currency of our foreign customers. A decrease in the value of foreign currencies relative to the U.S. dollar could result in a significant decrease in U.S. dollar sales received by us for our international sales. That risk may be increased as a result of the introduction in January 1999 of the new "Euro" currency in European countries that are part of the European Monetary Union, or EMU. During 2002, all EMU countries are expected to completely replace their national currencies with the Euro. However, we cannot determine the impact this may have on our business because a significant amount of uncertainty exists as to the effect the Euro will have on the marketplace and because all of the final rules and regulations have not yet been defined and finalized by the European Commission regarding the Euro currency. We intend to develop and implement a plan to mitigate this risk once the final rules and regulations are established. We have not engaged in hedging transactions with respect to our net foreign currency exposure. To the extent that we implement hedging activities in the future with respect to foreign currency transactions, there can be no assurance that we will be successful in such hedging activities.

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

RESULTS OF OPERATIONS

         The following table presents certain selected consolidated financial data for the periods indicated expressed as a percentage of total revenue:

                                                  Three months ended
                                                      March 31,
                                                  ------------------
                                                      Unaudited
                                                   ----------------
                                                    2001       2000
                                                   -----      -----

Revenue:
  Net product sales                                 98.6%     100.0%
  Technology transfer                                1.4%       0.0%
                                                   -----      -----
     Total revenue                                 100.0%     100.0%
Cost of revenue:
  Product sales                                     77.7%      72.1%
  Technology transfer                                0.0%       0.0%
                                                   -----      -----
     Total cost of revenue                          77.7%      72.1%
                                                   -----      -----
     Gross profit                                   22.3%      27.9%

Operating expenses:
     Sales and marketing                            31.1%      22.9%
     Research and development                       21.0%      19.0%
     General and administrative                     28.0%      24.7%
                                                   -----      -----
         Total operating expenses                   80.1%      66.6%
                                                   -----      -----
         Loss from operations                      -57.8%     -38.7%

Other income (expense):
     Interest income (expense), net                  6.6%     -18.5%
     Other income, net                               0.2%       0.0%
     Foreign currency exchange gain/(loss)           0.0%      -0.4%
                                                   -----      -----
Loss before provision for income taxes             -51.0%     -57.6%
Provision for income taxes                           0.0%       0.0%
                                                   -----      -----
         Net loss                                  -51.0%     -57.6%
Beneficial conversion costs of preferred stock       0.0%      -1.0%
                                                   -----      -----
Net loss attributable to common stockholders       -51.0%     -58.6%
                                                   =====      =====

Comparison of Three Months Ended March 31, 2001 and 2000

         Net product sales. Net product sales consist of sales of product net of returns and allowances. We recognize sales at the time goods are shipped and the ownership of the goods is transferred to the customer, and maintain a reserve for stock rotation transactions with the distribution channel. Net product sales increased 41.5% to $7.1 million for the three months ended March 31, 2001 from $5.0 million for the three months ended March 31, 2000. The increase was primarily attributable to the sales of PCI expansion products by our Magma subsidiary, which was acquired on October 2, 2000. Increases in our core power and monitor stand product lines were partially offset by reductions in the USB products and a delay in shipping our Split Bridge(TM) based docking products.

         Technology transfer fees. Technology transfer fees consist of revenue from the licensing and transferring by the Company of its Split Bridge(TM) technology and architecture. Revenue from technology transfer fees is recognized ratably over the term of the sales agreement. During the three months ended March 31, 2001, the Company recognized a technology transfer fee of $100,000 or 1.4% of total revenue. There were no technology transfer fees in the first quarter of 2000 as we had not yet begun to market our Split Bridge(TM) technology.

         Cost of revenue - product sales. Cost of revenue - product sales consists primarily of costs associated with components, outsourced manufacturing and in-house labor associated with assembly, testing, packaging, shipping, quality assurance, depreciation of equipment and indirect manufacturing costs. Cost of revenue - product sales increased 54.7% to $5.6 million for the three months ended March 31, 2001 from $3.6 million for the three months ended March 31, 2000. The increase in cost of revenue - product sales was primarily the result of the 41.5% volume increase in net product sales. Cost of revenue - product sales as a percentage of net product sales increased to 78.8% for the three months ended March 31, 2001 from 72.1% for the three months ended March 31, 2000. Our power products were a larger portion of the net product sales mix in the first quarter of 2001, having grown 61.1% over the first quarter of 2000. This mix shift has a negative impact on cost of revenue - product sales as this product line has a higher product cost when compared to our other product lines.

         Cost of revenue - technology transfer. Cost of revenue - technology transfer consists of engineering expenses related to the Split Bridge(TM) technology. There were no costs of revenue - technology transfer for the three months ended March 31, 2001, as the technology transfer fees for the period consisted solely of fees for existing technology.

         Gross profit. Gross profit decreased to 22.3% of total revenue for the three months ended March 31, 2001 from 27.9% of total revenue for the three months ended March 31, 2000. The gross profit rate decline was the result of the growth in power product sales, as this product line has a lower gross profit when compared to our other product lines.

         Sales and marketing. Sales and marketing expenses generally consist of salaries, commissions and other personnel related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. Sales and marketing expenses increased 95.0% to $2.2 million for the three months ended March 31, 2001 from $1.1 million for the three months ended March 31, 2000. The increase was primarily attributed to the creation of a direct sales organization in Europe. We established a warehouse facility in the United Kingdom and two direct sales offices, one in the United Kingdom and the other in France. Domestically, we expanded our direct sales force but most of this increased expense was offset by a reduction in marketing programs. In addition, there were incremental expenses associated with the addition of the Magma subsidiary. As a percentage of total revenue, sales and marketing expenses increased to 31.1% for the three months ended March 31, 2001 from 22.9% for the three months ended March 31, 2000. Many of the incremental expenses were added to support the launch of the EasiDock(TM) 1000 and EasiDock(TM) 5000 product lines which are scheduled to begin shipping in the second quarter of 2001. No revenues were recognized from these product lines in the first quarter.

         Research and development. Research and development expenses consist primarily of salaries and personnel-related costs, facilities, outside consulting, lab costs and travel related costs of our product development group. Research and development expenses increased 58.5% to $1.5 million for the three months ended March 31, 2001 from $951,000 for the three months ended March 31, 2000. Research and development expenses as a percentage of total revenue increased slightly to 21.0% for the three months ended March 31, 2001 from 19.0% for the three months ended March 31, 2000. The increase is due to the additional engineering costs associated with the acquisition of Magma and the addition of an in-house ASIC development group to pursue the development of our next generation ASIC chips.

         General and administrative. General and administrative costs consist primarily of salaries and other personnel-related expenses of our finance, human resources, information systems, corporate development and other administrative personnel, as well as professional fees, depreciation and amortization and related expenses. General and administrative costs also include non-cash compensation, which is the result of the issuance of common stock, warrants and stock options at a price deemed to be less than market value to employees and outside consultants for services rendered, and goodwill amortization which relates to the acquisition of Magma in October, 2000. General and administrative costs increased 62.7% to $2.0 million for the three months ended March 31, 2001 from $1.2 million for the three months ended March 31, 2000. The increase is due to additional general and administrative expenses associated with our Magma subsidiary, the implementation of a new ERP system which has resulted in higher consulting fees, software maintenance and personnel costs in our information systems department and higher legal and professional fees associated with being a public company. The increase is also due in part to the amortization of Magma goodwill totalling $155,000 for the three months ended March 31, 2001. As a percentage of total revenue, general and administrative expenses increased to 28.0% for the three months ended March 31, 2001 from 24.7% for the three months ended March 31, 2000. As we begin to recognize revenues from the sale of our new Split Bridge(TM) products, we anticipate that general and administrative costs as a percentage of revenue will decrease.

         Interest income (expense), net. For the three months ended March 31, 2001, net interest income consists of interest earned on our cash balances and short-term investments. For the three months ended March 31, 2000, net interest expense consists of interest on our bank revolving lines of credit and promissory notes as well as our subordinated debt and convertible debentures, partially offset by interest earned on our cash balances and short-term investments. Net interest income for the three months ended March 31, 2001 was $471,000 compared to net interest expense of $929,000 for the three months ended March 31, 2000. The change was primarily due to the payoff of debt with our IPO proceeds and interest earned on our IPO proceeds.

         Income taxes. We have incurred losses from inception to date; therefore, no provision for income taxes was required for the three months ended March 31, 2001 and 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have funded our operations primarily through debt and equity financing, as the cost of our operating activities has exceeded our revenue. Our operating activities used cash of $3.6 million and $2.4 million for the three months ended March 31, 2001 and 2000, respectively. Net cash used in operating activities for the three months ended March 31, 2001 was primarily attributed to our net loss and an increase in inventories, offset in part by non-cash expenses such as depreciation of property and equipment and amortization of deferred compensation and intangibles.

         Our investing activities used cash of $358,000 and $120,000 for the three months ended March 31, 2001 and 2000, respectively. For the three months ended March 31, 2001, cash used in investing activities was for the purchase of property and equipment.

         Our financing activities used cash of $11,000 for the three months ended March 31, 2001 and provided cash of $4.1 million for the three months ended March 31, 2000. Net cash used in financing activities for the three months ended March 31, 2001 was primarily used to pay down capital lease obligations.

         Our cash and cash equivalents decreased to $26.4 million at March 31, 2001, compared to $30.4 million at December 31, 2000. Our net working capital at those same dates was $33.6 million and $37.0 million, respectively. At March 31, 2001 our available sources of liquidity were our cash and cash equivalents.

         Our future capital requirements include financing the growth of working capital items such as accounts receivable and inventories, and the purchase of equipment and fixtures to accomplish future growth. We believe that our cash and cash equivalents on hand will be sufficient to satisfy our expected cash and working capital requirements for at least the next twelve months.

         At December 31, 2000 we had approximately $47.5 million of federal net operating loss carryforwards which expire at various dates. We anticipate that the sale of common stock in the IPO coupled with prior sales of common stock will cause an annual limitation on the use of our net operating loss carryforwards pursuant to the change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended. This limitation is expected to have a material effect on the timing of our ability to use the net operating loss carryforward in the future. Additionally, our ability to use the net operating loss carryforward is dependent upon our level of future profitability, which cannot be determined.

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

         To date we have not utilized derivative financial instruments or derivative commodity instruments. We do not expect to employ these or other strategies to hedge market risk in the foreseeable future. We invest our cash in money market funds and other short term, highly liquid investments, which are subject to minimal credit and market risk. We believe that the market risks associated with these financial instruments are immaterial.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

         We are from time to time involved in various legal proceedings incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on our business, financial condition, results of operations or liquidity.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities.

         On March 2, 2001, we issued 68,966 shares of common stock to each of Jeffrey S. Doss, Donald W. Johnson and La Luz Enterprises, L.L.C., an affiliate of Charles R. Mollo, at a purchase price of $2.90 per share. Each of the purchasers paid $690 in cash and executed and delivered to the Company a three-year promissory note, in the original principal amount of $199,311, and bearing interest at the rate of 6.33% per annum. Each promissory note is secured by the shares of common stock so issued and, in addition, the promissory note issued by La Luz Enterprises, L.L.C. is guaranteed by Mr. Mollo. There were no underwriters employed in connection with these transactions.

         These issuances to Messrs. Doss and Johnson as well as to La Luz Enterprises, L.L.C. were made in reliance on Section 4(2) of the Securities Act and Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. Each purchaser in these transactions represented their intention to acquire the securities for investment only and not with a view to the distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. All recipients either received adequate information about us or had access, through employment or other relationships, to such information. All recipients were knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         None

ITEM 5. OTHER INFORMATION:

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

         (a) Exhibits:

    Exhibit
    Number         Description

      3.1    --    Certificate of Incorporation of the Company.(1)

      3.2    --    Articles of Amendment to the Certificate of Incorporation of
                   the Company dated as of June 17, 1997.(3)

      3.3    --    Articles of Amendment to the Certificate of Incorporation of
                   the Company dated as of September 10 1997.(1)

      3.4    --    Articles of Amendment to the Certificate of Incorporation of
                   the Company dated as of July 20, 1998.(1)

      3.5    --    Articles of Amendment to the Certificate of Incorporation of
                   the Company dated as of February 3, 2000.(1)

      3.6    --    Certificate of Designations, Preferences, Rights and
                   Limitations of Series C Preferred Stock.(1)

      3.7    --    Amended Bylaws of the Company.(1)

      3.8    --    Certificate of the Designations, Preferences, Rights and
                   Limitations of Series D Preferred Stock.(2)

      3.9    --    Articles of Amendment to the Certificate of Incorporation of
                   the Company dated as of March 31, 2000.(3)

      4.1    --    Specimen of Common Stock Certificate.(4)

      4.2    --    Form of 12% Convertible Debenture of the Company.(1)

      4.3    --    Registration Rights Agreement by and between the Company and
                   Miram International, Inc. dated July 29, 1997. (1)

      4.4    --    Form of Unit Purchase Agreement used in 1998 Private
                   Placements for the Purchase of Up To 900 Units, Each
                   Consisting of 1,000 shares of the Company's Common stock.(1)

      4.5    --    Form of Unit Purchase Agreement used in 1997 Private
                   Placements for the Purchase of Up To 875 Units, Each
                   Consisting of 2,000 shares of the Company's common stock and warrants to purchase 500 shares of the Company's Common
                   Stock. (1)

      4.6    --    Form of Warrant to Purchase Shares of common stock of the
                   Company used with the 13% Bridge Notes and Series C Preferred
                   Stock Private Placements. (3)

      4.7    --    Form of 13% Bridge Promissory Note and Warrant Purchase
                   Agreement used in March 1999 Private Placement.(1)

      4.8    --    Form of 13% Bridge Promissory Note and Warrant Purchase
                   Agreement used in July 1999 Private Placement.(1)

      4.9    --    Form of 13% Bridge Note issued in July 1999 Private
                   Placements.(1)

     4.10    --    13% Bridge Note Conversion Notice expired June 30, 1999.(1)

     4.11    --    Form of Series C Preferred Stock Purchase Agreement used in
                   1998 and 1999 Private Placements.(1)

     4.12    --    Form of Series C Preferred Stock and Warrant Purchase
                   Agreements used in 1999 and 2000 Private Placements.(1)

     4.13    --    Series C Preferred Stock Purchase Agreement executed May 3,
                   1999, between the Company, Philips Semiconductors VLSI, Inc.
                   (f/k/a VSLI Technology, Inc.) and Seligman Communications and
                   Information Fund, Inc.(1)

     4.14    --    Amended and Restated Stock Purchase Warrant issued by the
                   Company to Finova Capital Corporation (f/k/a Sirrom Capital
                   Corporation) dated as of March 25, 1998.(1)

     4.15    --    Stock Purchase Warrant issued by the Company to Finova
                   Capital Corporation (f/k/a Sirrom Capital Corporation) dated as of March 25, 1998.(1)

     4.16    --    Series C Preferred Stock and Warrant Purchase Agreement dated
                   October 29, 1999, between the Company and Seligman
                   Communications and Information Fund, Inc.(1)

     4.17    --    Contribution and Indemnification Agreement by and among
                   Janice L. Breeze, Jeffrey S. Doss, Charles R. Mollo, Cameron
                   Wilson, the Company and certain Stockholders of the Company dated April 20, 1998.(1)

     4.18    --    Form of Warrant to Purchase common stock of the Company
                   issued to certain holders in Connection with that certain
                   Contribution and Indemnification Agreement by and among Janice L. Breeze, Jeffrey S. Doss, Charles S. Mollo, Cameron
                   Wilson, the Company and certain Stockholders of the Company dated April 20, 1998.(1)

     4.19    --    Form of Warrant to Purchase common stock of the Company
                   issued to certain holders in Connection with that certain
                   Contribution and Indemnification Agreement by and among Janice L. Breeze, Jeffrey S. Doss, Charles S. Mollo, Cameron
                   Wilson, the Company and certain Stockholders of the Company dated November 2, 1999.(2)

     4.20    --    Form of Warrant to Purchase Common Stock of the Company
                   issued in the 1997 Private Placement.(2)

     4.21    --    Form of 13% Bridge Note issued in March 1999 Private
                   Placement.(2)

     4.23    --    Investor Rights Agreement dated October 29, 1999 by and
                   between the Company and Seligman Communications and Information Fund, Inc. entered into in connection with The
                   Series C Preferred Stock and Warrant Purchase Agreement
                   Series C Preferred Stock and Warrant Purchase Agreement dated
                   October 29, 1999.(2)

     4.24    --    Form of Warrant to Purchase Shares of Common Stock issued in connection with the Loan Extension Agreement dated February
                   29, 2000.(2)

     4.25    --    Investors' Rights Agreement executed May 3, 1999 between the
                   Company, Philips Semiconductors VLSI, Inc. f/k/a VLSI
                   Technology, Inc.) and Seligman Communications and Information
                   Fund, Inc.(3)

     4.26    --    Registration Rights granted by the Company to Cybex Computer
                   Products Corporation in connection with the Strategic Partner
                   Agreement dated March 6, 2000.(3)

     4.27    --    13% Bridge Note Conversion Notice used in July 1999 Private
                   Placement.(4)

     10.1    --    Form of Stock Purchase Agreement, dated as of March 2, 2001, by and between the Company and each of Jeffrey S. Doss, Donald W. Johnson and La Luz Enterprises, L.L.C.(8)

     10.2    --    Form of Promissory Note, dated March 2, 2001, in the
                   principal amount of $199,311, and issued by each of Jeffrey
                   S. Doss, Donald W. Johnson and La Luz Enterprises, L.L.C. to the Company (8)

     10.3    --    Form of Pledge and Security Agreement, dated as of March 2,
                   2001, by and between the Company nd each of Jeffrey S. Doss, Donald W. Johnson and La Luz Enterprises, L.L.C.(8)

     10.4    --    Guaranty, dated as of March 2, 2001, issued by Charles R.
                   Mollo in favor of the Company (8)

     24.1    --    None

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

(4) Previously filed as an exhibit to Amendment No. 4 to Registration Statement No. 333-30264 dated May 26, 2000.

(5) Previously filed as an exhibit to Post-Effective Amendment No. 1 to Registration Statement No. 333-30264 dated July 24, 2000.

(6)      Previously filed as an exhibit to Form 10-Q dated August 14, 2000.

(7)      Previously filed as an exhibit to Form 8-K dated October 17, 2000.

(8)      Previously filed as an exhibit to Form 10-K dated April 2, 2001.

         (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               MOBILITY ELECTRONICS, INC.



Dated: May 14, 2001            By: /s/ RICHARD W. WINTERICH
                                   --------------------------------------------
                                   Richard W. Winterich
                                   Vice President and Chief Financial Officer
                                     and Authorized Officer of Registrant
                                   (Principal Financial and Accounting Officer)

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
                   1999, between the Company, Philips Semiconductors VLSI, Inc.
                   (f/k/a VSLI Technology, Inc.) and Seligman Communications and
                   Information Fund, Inc.(1)

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

     4.24    --    Form of Warrant to Purchase Shares of Common Stock issued in connection with the Loan Extension Agreement dated February
                   29, 2000.(2)

     4.25    --    Investors' Rights Agreement executed May 3, 1999 between the
                   Company, Philips Semiconductors VLSI, Inc. f/k/a VLSI
                   Technology, Inc.) and Seligman Communications And Information
                   Fund, Inc.(3)

     4.26    --    Registration Rights granted by the Company to Cybex Computer
                   Products Corporation in connection with the Strategic Partner
                   Agreement dated March 6, 2000.(3)

     4.27    --    13% Bridge Note Conversion Notice used in July 1999 Private
                   Placement.(4)

     10.1    --    Form of Stock Purchase Agreement, dated as of March 2, 2001, by and between the Company and each of Jeffrey S. Doss,
                   Donald W. Johnson and La Luz Enterprises, L.L.C.(8)

     10.2    --    Form of Promissory Note, dated March 2, 2001, in the
                   principal amount of $199,311, and issued by each of Jeffrey
                   S. Doss, Donald W. Johnson and La Luz Enterprises, L.L.C. to
                   the Company (8)

     10.3    --    Form of Pledge and Security Agreement, dated as of March 2,
                   2001, by and between the Company nd each of Jeffrey S. Doss,
                   Donald W. Johnson and La Luz Enterprises, L.L.C.(8)

     10.4    --    Guaranty, dated as of March 2, 2001, issued by Charles R.
                   Mollo in favor of the Company (8)

     24.1    --    None

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

(8)      Previously filed as an exhibit to Form 10-K dated April 2, 2001.

         All other schedules and exhibits are omitted because they are not applicable or because the required information is contained in the Financial Statements or Notes thereto.