Form 10-Q
period 2001-06-30
MOBILITY ELECTRONICS INC
filed 2001-08-14
CIK 1075656

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2001

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

                                 YES [X]        NO [ ]

         At June 30, 2001, there were 14,768,001 shares of the Registrant's Common Stock outstanding.

                           MOBILITY ELECTRONICS, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                                          PAGE NO.
                                                                                          --------
PART I:      FINANCIAL INFORMATION
                Item 1.    Financial Statements

                           Condensed Consolidated Balance Sheets
                              as of June 30, 2001 and December 31, 2000                      3

                           Condensed Consolidated Statements of Operations
                              for the Three and Six Months Ended June 30,
                              2001 and 2000                                                  4

                           Condensed Consolidated Statements of Cash Flows
                              for the Six Months Ended June 30, 2001 and 2000                5

                           Notes to Condensed Consolidated Financial Statements              6

                Item 2.    Management's Discussion and Analysis of Financial
                              Condition and Results of Operations                            9

                Item 3.    Quantitative and Qualitative Disclosures About Market Risk       15


PART II: OTHER INFORMATION

                Item 1.    Legal Proceedings                                                15

                Item 2.    Changes in Securities and Use of Proceeds                        16

                Item 3.    Defaults Upon Senior Securities                                  16

                Item 4.    Submission of Matters to a Vote of Security Holders              16

                Item 5.    Other Information                                                16

                Item 6.    Exhibits and Reports on Form 8-K                                 16


SIGNATURE                                                                                   19


INDEX TO EXHIBITS                                                                           20

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:


                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     June 30,       December 31,
                                                                       2001              2000
                                                                   -------------    -------------
                                                                    (unaudited)
                                    ASSETS
Current assets:
      Cash and cash equivalents                                    $  18,560,906    $  30,369,490
      Accounts receivable, net                                         6,821,569        6,905,679
      Inventories                                                      5,897,554        6,370,881
      Prepaid expenses and other current assets                          512,204          136,782
                                                                   -------------    -------------
                 Total current assets                                 31,792,233       43,782,832
                                                                   -------------    -------------
      Property and equipment, net                                      2,289,013        1,682,637
      Goodwill, less accumulated amortization of $465,824
           (unaudited) and $155,275 at June 30, 2001 and
           December 31, 2000, respectively                             5,745,128        6,055,677
      Other assets, net                                                6,111,659        4,153,111
                                                                   -------------    -------------
                 Total assets                                      $  45,938,033    $  55,674,257
                                                                   =============    =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                             $   4,019,680    $   4,479,044
      Accrued expenses and other current liabilities                   2,413,899        2,254,195
      Current installments of capital lease obligations                   13,224           36,636
                                                                   -------------    -------------
                 Total current liabilities                             6,446,803        6,769,875
                                                                   -------------    -------------
                 Total liabilities                                     6,446,803        6,769,875
                                                                   -------------    -------------
Stockholders' equity:
      Convertible preferred stock - Series C, $.01 par value;
           authorized 15,000,000 shares; 809,588 (unaudited)
           and 1,263,708 shares issued and outstanding at
           June 30, 2001 and December 31, 2000,
           respectively                                                    8,096           12,637
      Common stock, $.01 par value; authorized 90,000,000
           shares; 14,768,001 (unaudited) and 14,323,100
           shares issued and outstanding at June 30, 2001
           and December 31, 2000, respectively                           147,680          143,231
      Additional paid-in capital                                     113,015,411      113,614,659
      Accumulated deficit                                            (71,747,968)     (61,945,917)
      Stock subscription and deferred compensation                    (1,915,959)      (2,920,228)
      Accumulated other comprehensive income - foreign
           currency translation adjustment                               (16,030)              --
                                                                   -------------    -------------
                 Total stockholders' equity                           39,491,230       48,904,382
                                                                   -------------    -------------
                 Total liabilities and stockholders' equity        $  45,938,033    $  55,674,257
                                                                   =============    =============


     See accompanying notes to condensed consolidated financial statements.

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                           Three Months Ended                Six Months Ended
                                                                 June 30,                        June 30,
                                                       ----------------------------    ----------------------------
                                                           2001            2000            2001            2000
                                                       ------------    ------------    ------------    ------------
Revenue:
   Net product sales                                   $  6,905,099    $  6,289,680    $ 13,980,743    $ 11,291,685
   Technology transfer fees                                 100,000              --         200,000              --
                                                       ------------    ------------    ------------    ------------
     Total revenue                                        7,005,099       6,289,680      14,180,743      11,291,685
Cost of revenue:
   Product sales                                          7,241,060       4,822,047      12,819,953       8,429,333
   Technology transfer                                           --              --              --              --
                                                       ------------    ------------    ------------    ------------
     Total cost of revenue                                7,241,060       4,822,047      12,819,953       8,429,333
                                                       ------------    ------------    ------------    ------------
     Gross profit (loss)                                   (235,961)      1,467,633       1,360,790       2,862,352
                                                       ------------    ------------    ------------    ------------

Operating expenses:
     Sales and marketing                                  2,468,924       1,838,918       4,700,018       2,983,219
     Research and development                             1,698,565         927,549       3,204,890       1,878,206
     General and administrative                           2,061,140       1,262,616       4,070,776       2,498,162
                                                       ------------    ------------    ------------    ------------
         Total operating expenses                         6,228,629       4,029,083      11,975,684       7,359,587
                                                       ------------    ------------    ------------    ------------
         Loss from operations                            (6,464,590)     (2,561,450)    (10,614,894)     (4,497,235)
Other income (expense):
     Interest income (expense), net                         339,926        (604,953)        811,233      (1,533,888)
     Other income, net                                        6,884              80          18,789           2,290
     Foreign currency exchange loss                         (22,259)        (16,100)        (17,179)        (35,934)
                                                       ------------    ------------    ------------    ------------
         Loss before provision for income taxes          (6,140,039)     (3,182,423)     (9,802,051)     (6,064,767)
Provision for income taxes                                       --              --              --              --
                                                       ------------    ------------    ------------    ------------
         Net loss                                        (6,140,039)     (3,182,423)     (9,802,051)     (6,064,767)
Beneficial conversion costs of preferred stock                   --              --              --         (48,663)
                                                       ------------    ------------    ------------    ------------
Net loss attributable to common stockholders           $ (6,140,039)   $ (3,182,423)   $ (9,802,051)   $ (6,113,430)
                                                       ============    ============    ============    ============

Net loss per share:
     Basic and diluted                                 $      (0.41)   $      (0.46)   $      (0.67)   $      (0.93)
                                                       ============    ============    ============    ============

Weighted average common shares outstanding:
     Basic and diluted                                   14,820,471       6,869,711      14,650,129       6,596,966
                                                       ============    ============    ============    ============



     See accompanying notes to condensed consolidated financial statements.

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                Six months ended
                                                                                     June 30,
                                                                           ----------------------------
                                                                               2001            2000
                                                                           ------------    ------------
Cash flows from operating activities:
      Net loss                                                             $ (9,802,051)   $ (6,064,767)
      Adjustments to reconcile net loss to net cash used
           in operating activities:
           Provision for accounts receivable                                    192,983          60,000
           Provision for obsolete inventory                                   2,200,000           5,000
           Depreciation and amortization                                        826,595         359,073
           Amortization of deferred loan costs                                    8,693       1,106,650
           Amortization of deferred compensation                                403,202         658,827
           Changes in operating assets and liabilities:
             Accounts receivable                                               (108,873)     (3,984,962)
             Inventories                                                     (1,726,673)       (572,554)
             Prepaid expenses and other assets                                 (998,245)       (767,671)
             Accounts payable                                                  (459,364)        939,329
             Accrued expenses and other current liabilities                     158,704         570,836
                                                                           ------------    ------------
                Net cash used in operating activities                        (9,305,029)     (7,690,239)
                                                                           ------------    ------------

Cash flows from investing activities:
      Purchase of property and equipment                                     (1,062,840)       (291,794)
      Cash paid for note receivable                                            (640,000)             --
      Cash paid to exercise stock purchase warrant                             (764,000)             --
                                                                           ------------    ------------
                Net cash used in investing activities                        (2,466,840)       (291,794)
                                                                           ------------    ------------

Cash flows from financing activities:
      Cash received from lines of credit                                             --          65,933
      Repayment of note payable                                                      --        (166,667)
      Repayment of long-term debt and capital lease obligations                 (23,412)       (216,080)
      Net proceeds from issuance of common stock                                  2,223              --
      Net proceeds from issuance of preferred stock                                  --       4,996,148
      Proceeds from exercise of warrants                                            504         212,038
                                                                           ------------    ------------
                Net cash provided by (used in) financing activities             (20,685)      4,891,372
                                                                           ------------    ------------

      Effects of exchange rate changes on cash and cash equivalents             (16,030)             --
                                                                           ------------    ------------

                Net decrease in cash and cash equivalents                   (11,808,584)     (3,090,661)
Cash and cash equivalents, beginning of period                               30,369,490       4,792,313
                                                                           ------------    ------------
Cash and cash equivalents, end of period                                   $ 18,560,906    $  1,701,652
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

         The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the accompanying condensed consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2000 included in our Form 10-K, filed with the SEC. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of results to be expected for the full year or any other period.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   (a) Reclassifications

         Certain amounts included in the June 30, 2000 condensed consolidated financial statements have been reclassified to conform to the June 30, 2001 financial statement presentation.

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

         On May 18, 2001, the Company acquired certain assets, including a product line, inventory related to that product line, and patent rights, of CNF Mobile Solutions, a manufacturer of computer peripheral products, for $685,000 cash. $585,000 of the total purchase price has been capitalized as inventory and intangibles and the remaining $100,000 has been recorded as a component of operating expenses. Other costs associated with the transaction totaling $116,000 have also been recorded as a component of operating expenses.

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


4.   INVENTORY

         Inventories consist of the following:

                                         June 30,       December 31,
                                           2001             2000
                                        -----------     ------------
                     Raw materials      $ 2,718,577     $  3,167,319
                     Finished goods       3,178,977        3,203,562
                                        -----------     ------------

                                        $ 5,897,554     $  6,370,881
                                        ===========     ============


5.   STOCKHOLDERS' EQUITY

  (a) Preferred Stock

         During the period from December 31, 2000 through June 30, 2001, 454,120 shares of Series C preferred stock were converted into 312,607 shares of common stock at a rate of 1-to-0.68130 for conversions through March 1, 2001 and at a rate of 1-to-0.69095 for those conversions beginning March 2, 2001 and thereafter.

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

  (b) Common Stock

         On March 2, 2001, the Company sold 206,898 shares of common stock to two officers of the Company and an affiliate of one of the officers at a purchase price of $2.90 per share. Each investor paid $690 in cash (or $2,070 in total) and executed and delivered to the Company a three-year Promissory Note, in the original principal amount of $199,311 each (or $597,933 in total), and bearing interest at a rate of 6.33% per annum. Each Promissory Note is secured by the shares of common stock so issued and is recorded in stock subscriptions, which is a component of shareholders' equity.

         In June 2000, the Company sold 100,000 shares of common stock at a price of $12.00 per share to a company in exchange for $1,000 in cash and a $1,199,000 promissory note bearing interest at 6% per annum and secured by these shares of common stock. As of December 31, 2000, the $1,199,000 outstanding principal balance was reflected as a component of deferred compensation and stock subscriptions. On June 30, 2001, the shareholder tendered the shares of common stock back to the Company in lieu of payment of principal and interest on the promissory note. The shares of stock were simultaneously retired by the Company.

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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


7.   CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

         Two customers accounted for 29% each of total revenue of the Company for the six months ended June 30, 2001. Three customers accounted for 30%, 20% and 14% of total revenue of the Company for the six months ended June 30, 2000.


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


9.   NET LOSS PER SHARE

         The computation of basic and diluted net loss per share follows:

                                                          Three months ended               Six months ended
                                                                June 30,                       June 30,
                                                      ----------------------------    ----------------------------
                                                          2001            2000            2001            2000
                                                      ------------    ------------    ------------    ------------
Net loss                                              $ (6,140,039)   $ (3,182,423)   $ (9,802,051)   $ (6,064,767)
Beneficial conversion costs of preferred stock                  --              --              --         (48,663)
                                                      ------------    ------------    ------------    ------------
Net loss attributable to common stockholders          $ (6,140,039)   $ (3,182,423)   $ (9,802,051)   $ (6,113,430)
                                                      ============    ============    ============    ============

Weighted average common shares outstanding -
  basic and diluted                                     14,820,471       6,869,711      14,650,129       6,596,966
                                                      ============    ============    ============    ============

Net loss per share - basic and diluted                $      (0.41)   $      (0.46)   $      (0.67)   $      (0.93)
                                                      ============    ============    ============    ============

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         The following table summarizes securities outstanding which were not included in the calculation of diluted net loss per share since their inclusion would be antidilutive:

                                          June 30
                                   -----------------------
                                      2001         2000
                                   ----------   ----------
Stock options and warrants          3,203,753    3,124,376
                                   ==========   ==========

Convertible preferred stock           809,588    2,447,808
                                   ==========   ==========


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

         We sell our products directly to OEMs and the retail channel, as well as through distributors. We have also established a few select worldwide private label accounts, most notably IBM, NEC and Targus. A substantial portion of our net product sales are concentrated among a number of OEMs, including Compaq, Dell, Hewlett-Packard, IBM, NEC, Targus and Toshiba. A portion of our sales to IBM are made through Kingston Technologies, who acts as their fulfillment hub manager for sales in the United States and Malaysia. Direct sales to OEMs accounted for approximately 87.2% of net product sales for the six months ended June 30, 2001 and 68.7% of net product sales for the six months ended June 30, 2000. Direct sales to OEMs have increased as a percentage of net product sales as we have successfully promoted our power products and monitor stands in the OEM market. We expect that we will continue to be dependent upon a number of OEMs for a significant portion of our net product sales in future periods, although no OEM is presently obligated to purchase a specified amount of products.

         A portion of our sales to distributors and resellers is generally under terms that provide for certain stock balancing return privileges and price protection. Accordingly, we make a provision for estimated sales returns and other allowances related to those sales. Returns, which have been netted in the product sales presented herein, were approximately 4.6% of net product sales for the six months ended June 30, 2001 and 6.3% of net product sales for the six months ended June 30, 2000. The major distributors are allowed to return up to 15.0% of their prior quarter's purchases under the stock balancing programs, provided that they place a new order for equal or greater dollar value of the stock balancing return.

         We derive a significant portion of our net product sales outside the United States, principally in France, Germany and the United Kingdom, to OEMs, retailers and a limited number of independent distributors. International sales accounted for approximately 31.2% of our net product sales for the six months ended June 30, 2001. We expect product sales outside the United States to continue to account for a large portion of our future net product sales. International sales are generally denominated in the currency of our foreign customers. A decrease in the value of foreign currencies relative to the U.S. dollar could result in a significant decrease in U.S. dollar sales received by us for our international sales. That risk may be increased as a result of the introduction in January 1999 of the new "Euro" currency in European countries that are part of the European Monetary Union, or EMU. During 2002, all EMU countries are expected to completely replace their national currencies with the Euro. However, we cannot determine the impact this may have on our business because a significant amount of uncertainty exists as to the effect the Euro will have on the marketplace and because all of the final rules and regulations have not yet been defined and finalized by the European Commission regarding the Euro currency. We intend to develop and implement a plan to mitigate this risk once the final rules and regulations are established. We have not engaged in hedging transactions with respect to our net foreign currency exposure. To the extent that we implement hedging activities in the future with respect to foreign currency transactions, there can be no assurance that we will be successful in such hedging activities.

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

RESULTS OF OPERATIONS

       The following table presents certain selected consolidated financial data for the periods indicated expressed as a percentage of total revenue:

                                                        Three months ended         Six months ended
                                                              June 30,                 June 30,
                                                       ---------------------     ---------------------
                                                             Unaudited                 Unaudited
                                                       ---------------------     ---------------------
                                                         2001         2000         2001         2000
                                                       --------     --------     --------     --------
Revenue:
  Net product sales                                        98.6%       100.0%        98.6%       100.0%
  Technology transfer                                       1.4%         0.0%         1.4%         0.0%
                                                       --------     --------     --------     --------
     Total revenue                                        100.0%       100.0%       100.0%       100.0%
Cost of revenue:
  Product sales                                           103.4%        76.7%        90.4%        74.7%
  Technology transfer                                       0.0%         0.0%         0.0%         0.0%
                                                       --------     --------     --------     --------
     Total cost of revenue                                103.4%        76.7%        90.4%        74.7%
                                                       --------     --------     --------     --------
     Gross profit (loss)                                   (3.4)%       23.3%         9.6%        25.3%

Operating expenses:
     Sales and marketing                                   35.2%        29.2%        33.1%        26.4%
     Research and development                              24.3%        14.7%        22.6%        16.6%
     General and administrative                            29.4%        20.1%        28.7%        22.1%
                                                       --------     --------     --------     --------
         Total operating expenses                          88.9%        64.0%        84.4%        65.1%
                                                       --------     --------     --------     --------
         Loss from operations                             (92.3)%      (40.7)%      (74.8)%      (39.8)%

Other income (expense):
     Interest income (expense), net                         4.8%        (9.6)%        5.7%       (13.6)%
     Other income, net                                      0.1%         0.0%         0.1%         0.0%
     Foreign currency exchange loss                        (0.3)%       (0.3)%       (0.1)%       (0.3)%
                                                       --------     --------     --------     --------
Loss before provision for income taxes                    (87.7)%      (50.6)%      (69.1)%      (53.7)%
Provision for income taxes                                  0.0%         0.0%         0.0%         0.0%
                                                       --------     --------     --------     --------
         Net loss                                         (87.7)%      (50.6)%      (69.1)%      (53.7)%
Beneficial conversion costs of preferred stock              0.0%         0.0%         0.0%        (0.4)%
                                                       --------     --------     --------     --------
Net loss attributable to common stockholders              (87.7)%      (50.6)%      (69.1)%      (54.1)%
                                                       ========     ========     ========     ========


Comparison of Three Months Ended June 30, 2001 and 2000

         Net product sales. Net product sales consist of sales of product net of returns and allowances. We recognize sales at the time goods are shipped and the ownership of the goods is transferred to the customer, and maintain a reserve for stock rotation transactions with the distribution channel. Net product sales increased 9.8% to $6.9 million for the three months ended June 30, 2001 from $6.3 million for the three months ended June 30, 2000. The increase was primarily attributable to the sales of PCI expansion products by our Magma subsidiary, which was acquired on October 2, 2000. An increase in our core power products line was partially offset by reductions in monitor stands and the USB products, as well as a delay in shipping our newest Split Bridge(TM) based docking products.

         Technology transfer fees. Technology transfer fees consist of revenue from the licensing and transferring by the Company of its Split Bridge(TM) technology and architecture. Revenue from technology transfer fees is recognized ratably over the term of the sales agreement. During the three months ended June 30, 2001, the Company recognized a technology transfer fee of $100,000 or 1.4% of total revenue. There were no technology transfer fees in the six months ended June 30, 2000 as we had not yet begun to market our Split Bridge(TM) technology.

         Cost of revenue - product sales. Cost of revenue - product sales consists primarily of costs associated with components, outsourced manufacturing and in-house labor associated with assembly, testing, packaging, shipping, quality assurance, depreciation of equipment and indirect manufacturing costs. Cost of revenue - product sales increased 50.2% to $7.2 million for the three months ended June 30, 2001 from $4.8 million for the three months ended June 30, 2000. The increase in cost of revenue - product sales was due in part to the 9.8% volume increase in net product sales. The balance of the increase was due to a $2.0 million charge to cost of revenue - product sales for excess and obsolete inventory and a shift in our product mix. Our power products, which represented a larger portion of net product sales in the three months ended June 30, 2001, have a higher product cost when compared to our other product lines. Cost of revenue - product sales as a percentage of net product sales increased to 103.4% for the three months ended June 30, 2001 from 76.7% for the three months ended June 30, 2000. Excluding the $2.0 million inventory charge, cost of revenue - product sales as a percentage of net product sales for the three months ended June 30, 2001 decreased slightly to 75.9% from the 76.7% for the three months ended June 30, 2000.

         Cost of revenue - technology transfer. Cost of revenue - technology transfer consists of engineering expenses related to the Split Bridge(TM) technology. There were no costs of revenue - technology transfer for the three months ended June 30, 2001, as the technology transfer fees for the period consisted solely of fees for existing technology.

         Gross profit. Gross profit decreased to (3.4%) of total revenue for the three months ended June 30, 2001 from 23.3% of total revenue for the three months ended June 30, 2000. The gross profit rate decline was the result of the $2.0 million charge to cost of revenue - product sales for excess and obsolete inventory. Excluding this charge, gross profit increased to 25.2% of total revenue for the three months ended June 30, 2001 from 23.3% of total revenue for the three months ended June 30, 2000. This slight increase is due primarily to the 100% gross profit margin recognized on technology transfer fees.

         Sales and marketing. Sales and marketing expenses generally consist of salaries, commissions and other personnel related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. Sales and marketing expenses increased 34.3% to $2.5 million for the three months ended June 30, 2001 from $1.8 million for the three months ended June 30, 2000. The increase was primarily attributed to the creation of a direct sales organization in Europe. We established a warehouse facility in the United Kingdom and two direct sales offices, one in the United Kingdom and the other in France. In addition, we expanded our direct sales force domestically and incurred incremental expenses associated with the addition of the Magma subsidiary, but most of this increased expense was offset by a reduction in marketing programs. As a percentage of total revenue, sales and marketing expenses increased to 35.2% for the three months ended June 30, 2001 from 29.2% for the three months ended June 30, 2000. Many of the incremental expenses were added to support the launch of the EasiDock(TM) 1000 and EasiDock(TM) 5000 product lines which began shipping very late in the second quarter of 2001. As a result, limited revenues were recognized from these product lines in the second quarter.

         Research and development. Research and development expenses consist primarily of salaries and personnel-related costs, facilities, outside consulting, lab costs and travel related costs of our product development group. Research and development expenses increased 83.1% to $1.7 million for the three months ended June 30, 2001 from $928,000 for the three months ended June 30, 2000. Research and development expenses as a percentage of total revenue increased to 24.3% for the three months ended June 30, 2001 from 14.7% for the three months ended June 30, 2000. The increase is due to the additional engineering costs associated with the acquisition of Magma, the addition of an in-house ASIC development group to pursue the development of our next generation ASIC chips and the expenses associated with completing the EasiDock(TM) 1000 and EasiDock(TM) 5000 products.

         General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related expenses of our finance, human resources, information systems, corporate development and other administrative personnel, as well as professional fees, depreciation and amortization and related expenses. General and administrative expenses also include non-cash compensation, which is the result of the issuance of common stock, warrants and stock options at a price deemed to be less than market value to employees and outside consultants for services rendered, and goodwill amortization which relates to the acquisition of Magma in October, 2000. General and administrative expenses increased 63.2% to $2.1 million for the three months ended June 30, 2001 from $1.3 million for the three months ended June 30, 2000. The increase is due to additional general and administrative expenses associated with our Magma subsidiary, the implementation of a new ERP system which has resulted in higher consulting fees, software maintenance and personnel costs in our information systems department and higher legal and professional fees associated with being a public company. The increase is also due in part to the amortization of Magma goodwill totalling $155,000 for the three months ended June 30, 2001. As a percentage of total revenue, general and administrative expenses increased to 29.4% for the three months ended June 30, 2001 from 20.1% for the three months ended June 30, 2000. As we begin to recognize increased revenues from the sale of our new Split Bridge(TM) products, we anticipate that general and administrative expenses as a percentage of revenue will decrease.

         Interest income (expense), net. For the three months ended June 30, 2001, net interest income consists of interest earned on our cash balances and short-term investments. For the three months ended June 30, 2000, net interest expense consists of interest on our bank revolving lines of credit and promissory notes as well as our subordinated debt and convertible debentures, partially offset by interest earned on our cash balances and short-term investments. Net interest income for the three months ended June 30, 2001 was $340,000 compared to net interest expense of $605,000 for the three months ended June 30, 2000. The change was primarily due to the payoff of debt with our IPO proceeds and interest earned on our IPO proceeds.

         Income taxes. We have incurred losses from inception to date; therefore, no provision for income taxes was required for the three months ended June 30, 2001 and 2000.

Comparison of Six Months Ended June 30, 2001 and 2000

         Net product sales. Net product sales increased 23.8% to $14.0 million for the six months ended June 30, 2001 from $11.3 million for the six months ended June 30, 2000. The increase was primarily attributable to the sales of PCI expansion products by our Magma subsidiary, which was acquired on October 2, 2000. Increases in our core power and monitor stand product lines was partially offset by reductions in the USB products and a delay in shipping our Split Bridge(TM) based docking products.

         Technology transfer fees. During the six months ended June 30, 2001, the Company recognized a technology transfer fee of $200,000 or 1.4% of total revenue. There were no technology transfer fees in the first six months of 2000 as we had not yet begun to market our Split Bridge(TM) technology.

         Cost of revenue - product sales. Cost of revenue - product sales increased 52.1% to $12.8 million for the six months ended June 30, 2001 from $8.4 million for the six months ended June 30, 2000. Nearly half of the increase in cost of revenue - product sales was due to the 23.8% volume increase in net product sales. The balance of the increase was due to a $2.2 million charge to cost of revenue - product sales for excess and obsolete inventory in the second quarter of 2001 and a shift in our product mix. Our power products, which represented a larger portion of net product sales in the first half of 2001, have a higher product cost when compared to our other product lines. Cost of revenue - product sales as a percentage of net product sales increased to 90.4% for the six months ended June 30, 2001 from 74.7% for the six months ended June 30, 2000. Excluding the $2.2 million inventory charge, cost of revenue - product sales as a percentage of net product sales for the six months ended June 30, 2001 increased to 77.4% from the 74.7% for the six months ended June 30, 2000.

         Cost of revenue - technology transfer. Cost of revenue - technology transfer consists of engineering expenses related to the Split Bridge(TM) technology. There were no costs of revenue - technology transfer for the six months ended June 30, 2001, as the technology transfer fees for the period consisted solely of fees for existing technology.

         Gross profit. Gross profit decreased to 9.6% of total revenue for the six months ended June 30, 2001 from 25.3% of total revenue for the six months ended June 30, 2000. The gross profit rate decline was due primarily to the $2.2 million charge to cost of revenue - product sales for excess and obsolete inventory. Excluding this charge, gross profit decreased to 23.7% of total revenue for the six months ended June 30, 2001 from 25.3% of total revenue for the six months ended June 30, 2000. This decrease is due to the change in product mix, partly offset by the 100% gross profit margin recognized on technology transfer fees.

         Sales and marketing. Sales and marketing expenses increased 57.5% to $4.7 million for the six months ended June 30, 2001 from $3.0 million for the six months ended June 30, 2000. The increase was primarily attributed to the creation of a direct sales organization in Europe. We established a warehouse facility in the United Kingdom and two direct sales offices, one in the United Kingdom and the other in France. In addition, we expanded our direct sales force domestically and incurred incremental expenses associated with the addition of the Magma subsidiary, but most of this increased expense was offset by a reduction in marketing programs. As a percentage of total revenue, sales and marketing expenses increased to 33.1% for the six months ended June 30, 2001 from 26.4% for the six months ended June 30, 2000. Many of the incremental expenses were added to support the launch of the EasiDock(TM) 1000 and EasiDock(TM) 5000 product lines which began shipping very late in the second quarter of 2001. As a result, limited revenues were recognized from these product lines in the six months ended June 30, 2001.

         Research and development. Research and development expenses increased 70.6% to $3.2 million for the six months ended June 30, 2001 from $1.9 million for the six months ended June 30, 2000. Research and development expenses as a percentage of total revenue increased to 22.6% for the six months ended June 30, 2001 from 16.6% for the six months ended June 30, 2000. The increase is due to the additional engineering costs associated with the acquisition of Magma, the addition of an in-house ASIC development group to pursue the development of our next generation ASIC chips and the expenses associated with completing the EasiDock(TM) 1000 and EasiDock(TM) 5000 products.

         General and administrative. General and administrative expenses increased 63.0% to $4.1 million for the six months ended June 30, 2001 from $2.5 million for the six months ended June 30, 2000. The increase is due to additional general and administrative expenses associated with our Magma subsidiary, the implementation of a new ERP system which has resulted in higher consulting fees, software maintenance and personnel costs in our information systems department and higher legal and professional fees associated with being a public company. The increase is also due in part to the amortization of Magma goodwill totaling $310,000 for the six months ended June 30, 2001. As a percentage of total revenue, general and administrative expenses increased to 28.7% for the six months ended June 30, 2001 from 22.1% for the six months ended June 30, 2000. As we begin to recognize increased revenues from the sale of our new Split Bridge(TM) products, we anticipate that general and administrative expenses as a percentage of revenue will decrease.

         Interest income (expense), net. Net interest income for the six months ended June 30, 2001 was $811,000 compared to net interest expense of $1.5 million for the six months ended June 30, 2000. The change was primarily due to the payoff of debt with our IPO proceeds and interest earned on our IPO proceeds.

         Income taxes. We have incurred losses from inception to date; therefore, no provision for income taxes was required for the six months ended June 30, 2001 and 2000.

LIQUIDITY AND CAPITAL RESOURCES


         Since inception, we have funded our operations primarily through debt and equity financing, as the cost of our operating activities has exceeded our revenue. Our operating activities used cash of $9.3 million and $7.7 million for the six months ended June 30, 2001 and 2000, respectively. Net cash used in operating activities for the six months ended June 30, 2001 was primarily attributed to our net loss and an increase in inventories, offset in part by non-cash expenses such as depreciation of property and equipment, amortization of deferred compensation and intangibles, and provision for obsolete inventory.

         Our investing activities used cash of $2.5 million and $292,000 for the six months ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001, cash used in investing activities was for the purchase of property and equipment, cash paid for a note receivable and cash paid to exercise a stock purchase warrant.

         Our financing activities used cash of $21,000 for the six months ended June 30, 2001 and provided cash of $4.9 million for the six months ended June 30, 2000. Net cash used in financing activities for the six months ended June 30, 2001 was primarily used to pay down capital lease obligations.

         Our cash and cash equivalents decreased to $18.6 million at June 30, 2001, compared to $30.4 million at December 31, 2000. Our net working capital at those same dates was $25.3 million and $37.0 million, respectively. At June 30, 2001 our available sources of liquidity were our cash and cash equivalents.

         Our future capital requirements include financing the growth of working capital items such as accounts receivable and inventories, and the purchase of equipment and fixtures to accomplish future growth. We believe that our cash and cash equivalents on hand will be sufficient to satisfy our expected cash and working capital requirements for the next twelve months.

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


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In July 2001, the FASB issued Statement No. 141, Business Combinations ("Statement 141"), and Statement No. 142, Goodwill and Other Intangible Assets ("Statement 142"). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

         The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, which it expects to account for using the pooling-of-interests method, and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

         Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

         In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

         And finally, any unamortized negative goodwill existing at the date Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

         As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $5.4 million, which will be subject to the transition provisions of Statements 141 and 142. At that same date, the Company will have no unamortized identifiable intangible assets and no unamortized negative goodwill. Amortization expense related to goodwill was $155,000 and $310,000 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.


ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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


PART II:     OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS:

         Mobility Electronics, Inc. v. SBS Technologies, Inc. No. CIV01-0409 PHX JAT; filed on March 5, 2001 in the United States District Court for the District of Arizona. In this lawsuit, the Company alleges patent infringement against SBS Technologies on two patents owned by the Company; U.S. Patent No. 6,070,214 entitled "Serially Linked Bus Bridge for Expanding Access Over a First Bus to a Second Bus" and U.S. Patent No. 6,088,752 entitled "Method and Apparatus for Exchanging Information Between Buses and a Portable Computer and Docking Station Through a Bridge Employing a Serial Link." In its Original Complaint, the Company alleges that certain products designed, manufactured and/or sold by SBS infringe these two patents. SBS has filed an answer denying infringement and a counterclaim seeking a declaratory judgment of non-infringement of patents and a declaratory judgment of patent invalidity and unenforceability, as well as tortious interference with prospective contractual relations. The Company in its answer to SBS's counterclaims has denied any such liability. A scheduling order has not yet been entered by the court. No discovery has occurred. The Company intends to vigorously pursue its claims and defend against the counterclaims.

         Mobility Electronics, Inc. v. Targus Group International, Inc., Comarco, Inc. and Comarco Wireless Technologies, Inc. No. CV2001-012640 was filed on July 23, 2001 in the Arizona Superior Court for Maricopa County, Arizona. In this lawsuit, the Company seeks specific performance of a contract with Targus Group International, Inc. for the distribution and sale of the Company's computer universal Auto/Air/AC power adapter product line and damages for breach of contract. The Company also seeks damages for fraud, negligent misrepresentation and misappropriation of trade secrets against Targus. The Company further seeks damages for tortious interference with contract against Comarco, Inc. and Comarco Wireless Technologies, Inc. No answer has yet been filed by any defendant. The Company, either through the litigation or otherwise, intends to insure that contractual obligations are enforced.

         Mobility Electronics, inc. v. Comarco, inc. and Comarco Wireless Technologies, Inc. was filed on August 10, 2001 in the United States District Court for the District of Arizona. In this lawsuit, the Company alleges infringement of U.S. Patent No. 5,347,211 entitled "Selectable Output Power Converter." The Company has amended its Complaint to further seek declaratory judgments of non-infringement, patent invalidity and/or patent unenforceability of three patents allegedly owned by Comarco: U.S. Patent Nos. 6,172,884, 6,091,661 and 5,838,554. The Company intends to vigorously pursue its claims in this litigation. No answer or responsive pleading has yet been filed.

         We are from time to time involved in various other legal proceedings incidental to the conduct of our business. We believe that the outcome of all such other pending legal proceedings will not in the aggregate have a material adverse effect on our business, financial condition, results of operations or liquidity.


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

     10.4      -- Guaranty, dated as of March 2, 2001, issued by Charles R.
                  Mollo in favor of the Company (8)
     24.1      -- None


--------
(1) Previously filed as an exhibit to Registration Statement No. 333-30264 dated February 11, 2000.
(2) Previously filed as an exhibit to Amendment No. 1 to Registration Statement No. 333-30264 dated March 28, 2000.
(3) Previously filed as an exhibit to Amendment No. 2 to Registration Statement No. 333-30264 dated May 4, 2000.
(4) Previously filed as an exhibit to Amendment No. 4 to Registration Statement No. 333-30264 dated May 26, 2000.
(5) Previously filed as an exhibit to Post-Effective Amendment No. 1 to Registration Statement No. 333-30264 dated July 24, 2000.
(6) Previously filed as an exhibit to Form 10-Q dated August 14, 2000.
(7) Previously filed as an exhibit to Form 8-K dated October 17, 2000.
(8) Previously filed as an exhibit to Form 10-K dated April 2, 2001.

        (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES


                                    SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                MOBILITY ELECTRONICS, INC.



Dated:   August 14, 2001        By:  /s/ RICHARD W. WINTERICH
                                     ------------------------
                                Richard W. Winterich
                                Vice President and Chief Financial Officer
                                  and Authorized Officer of Registrant
                                (Principal Financial and Accounting Officer)

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


--------
(1) Previously filed as an exhibit to Registration Statement No. 333-30264 dated February 11, 2000.
(2) Previously filed as an exhibit to Amendment No. 1 to Registration Statement No. 333-30264 dated March 28, 2000.
(3) Previously filed as an exhibit to Amendment No. 2 to Registration Statement No. 333-30264 dated May 4, 2000.
(4) Previously filed as an exhibit to Amendment No. 4 to Registration Statement No. 333-30264 dated May 26, 2000.
(5) Previously filed as an exhibit to Post-Effective Amendment No. 1 to Registration Statement No. 333-30264 dated July 24, 2000.
(6) Previously filed as an exhibit to Form 10-Q dated August 14, 2000.
(7) Previously filed as an exhibit to Form 8-K dated October 17, 2000.
(8) Previously filed as an exhibit to Form 10-K dated April 2, 2001.

    All other schedules and exhibits are omitted because they are not applicable or because the required information is contained in the Financial Statements or Notes thereto.