Form 10-Q
period 2001-09-30
MOBILITY ELECTRONICS INC
filed 2001-11-14
CIK 1075656

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                    to
                                    ------------------    -----------------

                         Commission file number: 0-30907
                                                --------

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

                           YES [X]        NO [ ]

         At November 6, 2001, there were 14,926,360 shares of the Registrant's Common Stock outstanding.

                           MOBILITY ELECTRONICS, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                             PAGE NO.
                                                                             --------
PART I: FINANCIAL INFORMATION

        Item 1. Financial Statements

                Condensed Consolidated Balance Sheets
                 as of September 30, 2001 and December 31, 2000                  3

                Condensed Consolidated Statements of Operations
                 for the Three and Nine Months Ended September 30,
                 2001 and 2000                                                   4

                Condensed Consolidated Statements of Cash Flows
                 for the Nine Months Ended September 30, 2001 and 2000           5

                Notes to Condensed Consolidated Financial Statements             6

        Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                             9

        Item 3. Quantitative and Qualitative Disclosures About Market Risk      15

PART II: OTHER INFORMATION

        Item 1. Legal Proceedings                                               15

        Item 2. Changes in Securities and Use of Proceeds                       16

        Item 3. Defaults Upon Senior Securities                                 16

        Item 4. Submission of Matters to a Vote of Security Holders             16

        Item 5. Other Information                                               16

        Item 6. Exhibits and Reports on Form 8-K                                16


SIGNATURE                                                                       18


INDEX TO EXHIBITS                                                               19

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:


                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                          September 30,       December 31,
                                                                                             2001                 2000
                                                                                         --------------      --------------
                                                                                          (unaudited)
                                     ASSETS
Current assets:

           Cash and cash equivalents                                                     $   15,163,910      $   30,369,490
           Accounts receivable, net                                                           6,632,298           6,905,679
           Inventories                                                                        4,755,995           6,370,881
           Prepaid expenses and other current assets                                            324,744             136,782
                                                                                         --------------      --------------
                                 Total current assets                                        26,876,947          43,782,832
                                                                                         --------------      --------------
           Property and equipment, net                                                        1,946,886           1,682,637
           Goodwill, less accumulated amortization of $621,098
                      (unaudited) and $155,275 at September 30, 2001
                      and December 31, 2000, respectively                                     5,589,854           6,055,677
           Other assets, net                                                                  3,206,970           4,153,111
                                                                                         --------------      --------------
                                 Total assets                                            $   37,620,657      $   55,674,257
                                                                                         ==============      ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

           Accounts payable                                                              $    2,791,750      $    4,479,044
           Accrued expenses and other current liabilities                                     2,438,674           2,254,195
           Current installments of capital lease obligations                                      2,697              36,636
                                                                                         --------------      --------------
                                 Total current liabilities                                    5,233,121           6,769,875
                                                                                         --------------      --------------
                                 Total liabilities                                            5,233,121           6,769,875
                                                                                         --------------      --------------
Stockholders' equity:

           Convertible preferred stock - Series C, $.01 par value; authorized
                      15,000,000 shares; 695,826 (unaudited) and 1,263,708
                      shares issued and outstanding at September 30, 2001 and
                      December 31, 2000,
                      respectively                                                                6,958              12,637
           Common stock, $.01 par value; authorized 90,000,000
                      shares; 14,890,983 (unaudited) and 14,323,100
                      shares issued and outstanding at September 30, 2001
                      and December 31, 2000, respectively                                       148,910             143,231
           Additional paid-in capital                                                       112,804,704         113,614,659
           Accumulated deficit                                                              (79,008,430)        (61,945,917)
           Stock subscription and deferred compensation                                      (1,536,488)         (2,920,228)
           Accumulated other comprehensive income - foreign
                      currency translation adjustment                                           (28,118)                 --
                                                                                         --------------      --------------
                                 Total stockholders' equity                                  32,387,536          48,904,382
                                                                                         --------------      --------------
                                 Total liabilities and stockholders' equity              $   37,620,657      $   55,674,257
                                                                                         ==============      ==============




     See accompanying notes to condensed consolidated financial statements.

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                   Three Months Ended                Nine Months Ended
                                                                     September 30,                     September 30,
                                                           ------------------------------      ------------------------------
                                                               2001               2000            2001               2000
                                                           ------------      ------------      ------------      ------------
Revenue:
   Net product sales                                       $  6,990,039      $  6,604,618      $ 20,970,782      $ 17,896,303
   Technology transfer fees                                     100,000         1,000,000           300,000         1,000,000
                                                           ------------      ------------      ------------      ------------
         Total revenue                                        7,090,039         7,604,618        21,270,782        18,896,303
Cost of revenue:
   Product sales                                              6,669,509         5,073,578        19,489,462        13,502,911
   Technology transfer                                               --           100,000                --           100,000
                                                           ------------      ------------      ------------      ------------
         Total cost of revenue                                6,669,509         5,173,578        19,489,462        13,602,911
                                                           ------------      ------------      ------------      ------------
         Gross profit                                           420,530         2,431,040         1,781,320         5,293,392
                                                           ------------      ------------      ------------      ------------

Operating expenses:
         Sales and marketing                                  2,030,412         2,618,351         6,730,430         5,601,570
         Research and development                             1,541,989         1,399,844         4,746,879         3,278,050
         General and administrative                           4,418,534         1,886,054         8,489,310         4,384,216
                                                           ------------      ------------      ------------      ------------
                Total operating expenses                      7,990,935         5,904,249        19,966,619        13,263,836
                                                           ------------      ------------      ------------      ------------
                Loss from operations                         (7,570,405)       (3,473,209)      (18,185,299)       (7,970,444)
Other income (expense):
         Interest income (expense), net                         285,553        (1,077,154)        1,096,786        (2,611,042)
         Other income, net                                       13,839                --            32,628             2,290
         Foreign currency exchange gain (loss)                   10,551            (8,408)           (6,628)          (44,342)
                                                           ------------      ------------      ------------      ------------
                Loss before provision for income taxes       (7,260,462)       (4,558,771)      (17,062,513)      (10,623,538)
Provision for income taxes                                           --                --                --                --
                                                           ------------      ------------      ------------      ------------
                Net loss                                     (7,260,462)       (4,558,771)      (17,062,513)      (10,623,538)
Beneficial conversion costs of preferred stock                       --                --                --           (48,663)
                                                           ------------      ------------      ------------      ------------
Net loss attributable to common stockholders               $ (7,260,462)     $ (4,558,771)     $(17,062,513)     $(10,672,201)
                                                           ============      ============      ============      ============

Net loss per share:
         Basic and diluted                                 $      (0.49)     $      (0.37)     $      (1.16)     $      (1.26)
                                                           ============      ============      ============      ============

Weighted average common shares outstanding:
         Basic and diluted                                   14,845,757        12,305,815        14,715,338         8,499,915
                                                           ============      ============      ============      ============


          See accompanying notes to condensed consolidated financial statements.

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                          Nine months ended
                                                                                            September 30,
                                                                                    ------------------------------
                                                                                       2001               2000
                                                                                    ------------      ------------
Cash flows from operating activities:
            Net loss                                                                $(17,062,513)     $(10,623,538)
            Adjustments to reconcile net loss to net cash used
                      in operating activities:
                      Provision for accounts receivable                                    7,215            90,000
                      Provision for obsolete inventory                                 2,950,000           539,225
                      Depreciation and amortization                                    1,252,512           558,766
                      Provision for note receivable                                    3,000,000                --
                      Amortization of deferred loan costs                                  8,693         2,726,647
                      Amortization of deferred compensation                              571,181         1,285,257
                      Write off of tooling equipment                                     215,969                --
                      Changes in operating assets and liabilities:
                        Accounts receivable                                              266,166        (4,040,460)
                        Inventories                                                   (1,335,114)       (2,799,202)
                        Prepaid expenses and other assets                               (946,041)         (222,247)
                        Accounts payable                                              (1,687,294)        2,225,447
                        Accrued expenses and other current liabilities                   183,479         1,172,396
                                                                                    ------------      ------------
                           Net cash used in operating activities                     (12,575,747)       (9,087,709)
                                                                                    ------------      ------------

Cash flows from investing activities:

            Purchase of property and equipment                                        (1,167,380)         (435,651)
            Cash paid for note receivable                                               (640,000)       (2,200,000)
            Cash paid to exercise stock purchase warrant                                (764,000)       (1,200,000)
                                                                                    ------------      ------------
                           Net cash used in investing activities                      (2,571,380)       (3,835,651)
                                                                                    ------------      ------------

Cash flows from financing activities:

            Repayment of lines of credit                                                      --        (2,728,538)
            Repayment of note payable                                                         --        (2,490,636)
            Repayment of long-term debt and capital lease obligations                    (33,939)       (3,693,572)
            Net proceeds from issuance of common stock                                     2,212        49,804,115
            Net proceeds from issuance of preferred stock                                     --         4,996,148
            Proceeds from exercise of warrants                                             1,392           432,287
                                                                                    ------------      ------------
                           Net cash provided by (used in) financing activities           (30,335)       46,319,804
                                                                                    ------------      ------------

            Effects of exchange rate changes on cash and cash equivalents                (28,118)               --
                                                                                    ------------      ------------

                           Net increase (decrease) in cash and cash equivalents      (15,205,580)       33,396,444
Cash and cash equivalents, beginning of period                                        30,369,490         4,792,313
                                                                                    ------------      ------------
Cash and cash equivalents, end of period                                            $ 15,163,910      $ 38,188,757
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

         The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the accompanying condensed consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2000 included in our Form 10-K, filed with the SEC. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of results to be expected for the full year or any other period.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Reclassifications

         Certain amounts included in the September 30, 2000 condensed consolidated financial statements have been reclassified to conform to the September 30, 2001 financial statement presentation.

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

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



4. INVENTORY

         Inventories consist of the following:


                                                              September 30,       December 31,
                                                                   2001               2000
                                                             ---------------     ---------------
Raw materials                                                $     1,820,138     $     3,167,319
Finished goods                                                     2,935,857           3,203,562
                                                             ---------------     ---------------

                                                             $     4,755,995     $     6,370,881
                                                             ===============     ===============


5. STOCKHOLDERS' EQUITY

     (a) Preferred Stock

         During the period from December 31, 2000 through September 30, 2001, 567,882 shares of Series C preferred stock were converted into 391,173 shares of common stock at a rate of 1-to-0.68130 for conversions through March 1, 2001 and at a rate of 1-to-0.69095 for those conversions beginning March 2, 2001 and thereafter.

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


7. CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

         Two customers accounted for 30% and 26% of total revenue of the Company for the nine months ended September 30, 2001. Two customers accounted for 28% and 25% of total revenue of the Company for the nine months ended September 30, 2000.


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


9. NET LOSS PER SHARE

         The computation of basic and diluted net loss per share follows:


                                                            Three months ended                Nine months ended
                                                              September 30,                     September 30,
                                                     ------------------------------      ------------------------------
                                                         2001              2000              2001              2000
                                                     ------------      ------------      ------------      ------------
Net loss                                             $ (7,260,462)     $ (4,558,771)     $(17,062,513)     $(10,623,538)
Beneficial conversion costs of preferred stock                 --                --                --           (48,663)
                                                     ------------      ------------      ------------      ------------
Net loss attributable to common stockholders         $ (7,260,462)     $ (4,558,771)     $(17,062,513)     $(10,672,201)
                                                     ============      ============      ============      ============

Weighted average common shares outstanding -
  basic and diluted                                    14,845,757        12,305,815        14,715,338         8,499,915
                                                     ============      ============      ============      ============

Net loss per share - basic and diluted               $      (0.49)     $      (0.37)     $      (1.16)     $      (1.26)
                                                     ============      ============      ============      ============

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


         The following table summarizes securities outstanding which were not included in the calculation of diluted net loss per share since their inclusion would be antidilutive:

                                                                     September 30,
                                                             -------------------------------
                                                                  2001             2000
                                                             -------------     -------------
Stock options and warrants                                       1,446,641         2,509,376
                                                             =============     =============

Convertible preferred stock                                        695,826         1,889,886
                                                             =============     =============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

         o        loss of, and failure to replace, any significant customers;

         o        timing and success of new product introductions;

         o product developments, introductions and pricing of competitors;

         o        timing of substantial customer orders;

         o        availability of qualified personnel;

         o        performance of suppliers and subcontractors;

         o market demand and industry and general economic or business conditions;

         o the "Risk Factors" set forth in our Registration Statement on Form S-3, dated October 24, 2001; and

         o        other factors to which this report refers.

         The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and notes thereto contained in this report.

OVERVIEW

         Mobility Electronics, Inc. ("Mobility" or the "Company") designs, develops and markets connectivity devices and accessories for the computer industry and for a broad range of related microprocessor applications. Our major focus is on developing remote peripheral component interface, or PCI bus, technology and products using our proprietary Split Bridge(TM) technology. We also design, develop and market a range of other products for portable computers. These products include monitor stands and in air/in car chargers to power portable computers. We are still in the process of designing, developing and upgrading our Split Bridge(TM) technology and products, and as a result, to date our revenues have come predominantly from our other products.

         The PCI bus is the electrical transmission path linking the computer's central processing unit with its memory and other peripheral devices, such as modems, disk drives and local area networks, or LANs. Our proprietary Split Bridge(TM) technology consists of a Split Bridge(TM) link, typically two customized semiconductors, known as application-specific integrated circuits, or ASIC chips, two connectors and a high-speed, bi-directional cable. Our technology for the first time allows the primary PCI bus of any computer to be extended to a remote location, up to 17 feet, with virtually no software requirements or performance degradation, thereby enabling architectural designs of computer systems and applications that previously were not feasible. We currently have two Split Bridge(TM) patents that are issued by the U.S. Patent and Trademark Office. Our first major application for Split Bridge(TM) technology is the creation of a new universal docking product category which allows users of portable computers to configure a flexible, high performance docking solution that meets their individual needs.

         On October 2, 2000, Mobility acquired all of the assets of Mesa Ridge Technologies, Inc. d/b/a MAGMA, a privately held company. MAGMA provides a range of PCI expansion products for the computer industry which utilize traditional PCI bridge technology and MAGMA's patented expansion technology. The acquisition of MAGMA solidified Mobility's market leadership position in the PCI expansion business by providing products, distribution channels, key customers, and additional resources that can leverage Mobility's Split Bridge(TM) technology and accelerate Mobility's growth and development in this market segment.

         We have structured our resources to pursue the market opportunities related to PCI expansion and connectivity. We plan to focus on the deployment of our patented Split Bridge(TM) technology. We will continue to support the power product and monitor stand products, but anticipate ultimately that the PCI expansion and connectivity products and technology will provide the bulk of future revenue growth.

         We sell our products directly to OEMs and the retail channel, as well as through distributors. We have also established a few select worldwide private label accounts, most notably IBM, NEC and Targus. A substantial portion of our net product sales are concentrated among a number of OEMs, including Compaq, Dell, Hewlett-Packard, IBM, NEC, Targus and Toshiba. A portion of our sales to IBM are made through Kingston Technologies, who acts as their fulfillment hub manager for sales in the United States and Malaysia. Direct sales to OEMs accounted for approximately 84.4% of net product sales for the nine months ended September 30, 2001 and 74.5% of net product sales for the nine months ended September 30, 2000. Direct sales to OEMs have increased as a percentage of net product sales as we have successfully promoted our power products and monitor stands in the OEM market. We expect that we will continue to be dependent upon a number of OEMs for a significant portion of our net product sales in future periods, although no OEM is presently obligated to purchase a specified amount of products.

         A portion of our sales to distributors and resellers is generally under terms that provide for certain stock balancing return privileges and price protection. Accordingly, we make a provision for estimated sales returns and other allowances related to those sales. Returns, which have been netted in the product sales presented herein, were approximately 4.3% of net product sales for the nine months ended September 30, 2001 and 4.8% of net product sales for the nine months ended September 30, 2000. The major distributors are allowed to return up to 15.0% of their prior quarter's purchases under the stock balancing programs, provided that they place a new order for equal or greater dollar value of the stock balancing return.

         We derive a significant portion of our net product sales outside the United States, principally in France, Germany and the United Kingdom, to OEMs, retailers and a limited number of independent distributors. International sales accounted for approximately 32.1% of our net product sales for the nine months ended September 30, 2001. We expect product sales outside the United States to continue to account for a large portion of our future net product sales. International sales are generally denominated in the currency of our foreign customers. A decrease in the value of foreign currencies relative to the U.S. dollar could result in a significant decrease in U.S. dollar sales received by us for our international sales. That risk may be increased as a result of the introduction in January 1999 of the new "Euro" currency in European countries that are part of the European Monetary Union, or EMU. During 2002, all EMU countries are expected to completely replace their national currencies with the Euro. However, we cannot determine the impact this may have on our business because a significant amount of uncertainty exists as to the effect the Euro will have on the marketplace and because all of the final rules and regulations have not yet been defined and finalized by the European Commission regarding the Euro currency. We intend to develop and implement a plan to mitigate this risk once the final rules and regulations are established. We have not engaged in hedging transactions with respect to our net foreign currency exposure. To the extent that we implement hedging activities in the future with respect to foreign currency transactions, there can be no assurance that we will be successful in such hedging activities.

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

RESULTS OF OPERATIONS

         The following table presents certain selected consolidated financial data for the periods indicated expressed as a percentage of total revenue:

                                                         Three months ended                      Nine months ended
                                                            September 30,                          September 30,
                                                   --------------------------------      --------------------------------
                                                              Unaudited                             Unaudited
                                                   --------------------------------      --------------------------------
                                                       2001                2000              2001               2000
                                                   -------------      -------------      -------------      -------------
Revenue:

  Net product sales                                         98.6%              86.9%              98.6%              94.7%
  Technology transfer                                        1.4%              13.1%               1.4%               5.3%
                                                   -------------      -------------      -------------      -------------
         Total revenue                                     100.0%             100.0%             100.0%             100.0%

Cost of revenue:

  Product sales                                             94.1%              66.7%              91.6%              71.5%
  Technology transfer                                        0.0%               1.3%               0.0%               0.5%
                                                   -------------      -------------      -------------      -------------
         Total cost of revenue                              94.1%              68.0%              91.6%              72.0%
                                                   -------------      -------------      -------------      -------------
         Gross profit (loss)                                 5.9%              32.0%               8.4%              28.0%

Operating expenses:

         Sales and marketing                                28.6%              34.4%              31.6%              29.6%
         Research and development                           21.7%              18.4%              22.3%              17.3%
         General and administrative                         62.3%              24.8%              39.9%              23.2%
                                                   -------------      -------------      -------------      -------------
                Total operating expenses                   112.7%              77.6%              93.9%              70.2%
                                                   -------------      -------------      -------------      -------------
                Loss from operations                      (106.8)%            (45.6)%            (85.5)%            (42.2)%

Other income (expense):
         Interest income (expense), net                      4.0%             (14.2)%              5.2%             (13.8)%
         Other income, net                                   0.2%               0.0%               0.2%               0.0%
         Foreign currency exchange loss                      0.1%              (0.1)%              0.0%              (0.2)%
                                                   -------------      -------------      -------------      -------------
Loss before provision for income taxes                    (102.4)%            (59.9)%            (80.2)%            (56.2)%
Provision for income taxes                                   0.0%               0.0%               0.0%               0.0%
                                                   -------------      -------------      -------------      -------------
                Net loss                                  (102.4)%            (59.9)%            (80.2)%            (56.2)%
Beneficial conversion costs of preferred stock               0.0%               0.0%               0.0%              (0.3)%
                                                   -------------      -------------      -------------      -------------
Net loss attributable to common stockholders              (102.4)%            (59.9)%            (80.2)%            (56.5)%
                                                   =============      =============      =============      =============

Comparison of Three Months Ended September 30, 2001 and 2000

         Net product sales. Net product sales consist of sales of product net of returns and allowances. We recognize sales at the time goods are shipped and the ownership of the goods is transferred to the customer, and maintain a reserve for stock rotation transactions with the distribution channel. Net product sales increased 5.8% to $7.0 million for the three months ended September 30, 2001 from $6.6 million for the three months ended September 30, 2000. The increase was primarily attributable to the sales of PCI expansion products by our Magma subsidiary, which was acquired on October 2, 2000. The increase was partially offset by reductions in sales of power products, monitor stands and USB products.

         Technology transfer fees. Technology transfer fees consist of revenue from the licensing and transferring by the Company of its Split Bridge(TM) technology and architecture. Revenue from technology transfer fees is recognized ratably over the term of the sales agreement. During the three months ended September 30, 2001, the Company recognized a technology transfer fee of $100,000 or 1.4% of total revenue. During the three months ended September 30, 2000, the Company, for the first time, licensed and transferred its Split Bridge(TM) technology and as a result, recognized a portion of a technology transfer fee of $1.0 million or 13.1% of total revenue.

         Cost of revenue - product sales. Cost of revenue - product sales consists primarily of costs associated with components, outsourced manufacturing and in-house labor associated with assembly, testing, packaging, shipping and quality assurance, and depreciation of equipment and indirect manufacturing costs. Cost of revenue - product sales increased 31.5% to $6.7 million for the three months ended September 30, 2001 from $5.1 million for the three months ended September 30, 2000. The increase in cost of revenue - product sales was due in part to the 5.8% volume increase in net product sales. The balance of the increase was due to a $1.2 million charge to cost of revenue - product sales for excess and obsolete inventory and abandoned tooling. Cost of revenue - product sales as a percentage of net product sales increased to 95.4% for the three months ended September 30, 2001 from 76.8% for the three months ended September 30, 2000. Excluding the $1.2 million charge, cost of revenue - product sales as a percentage of net product sales for the three months ended September 30, 2001 increased slightly to 78.2% from the 76.8% for the three months ended September 30, 2000.

         Cost of revenue - technology transfer. Cost of revenue - technology transfer consists of engineering expenses related to the Split Bridge(TM) technology. There were no costs of revenue - technology transfer for the three months ended September 30, 2001, as the technology transfer fees for the period consisted solely of fees for existing technology. Cost of revenue - technology transfer was $100,000 or 1.3% of total revenue for the three months ended September 30, 2000.

         Gross profit. Gross profit decreased to 5.9% of total revenue for the three months ended September 30, 2001 from 32.0% of total revenue for the three months ended September 30, 2000. The gross profit rate decline was the result of the $1.2 million charge to cost of revenue - product sales for excess and obsolete inventory and abandoned tooling, and was also due to the decrease in technology transfer fee revenues. Excluding the $1.2 million charge, gross profit decreased to 22.9% of total revenues for the three months ended September 30, 2001 from 32.0% of total revenue for the three months ended September 30, 2000. This decrease is due primarily to the decrease in technology transfer fee revenues, which have very low costs associated with them, for the three months ended September 30, 2001, compared to the three months ended September 30, 2000.

         Sales and marketing. Sales and marketing expenses generally consist of salaries, commissions and other personnel related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. Sales and marketing expenses decreased 22.5% to $2.0 million for the three months ended September 30, 2001 from $2.6 million for the three months ended September 30, 2000. The decrease is primarily the result of a reduction in marketing programs resulting from our decision to focus our marketing efforts on what we have deemed to be the most productive sales channels. As a percentage of total revenue, sales and marketing expenses decreased to 28.6% for the three months ended September 30, 2001 from 34.4% for the three months ended September 30, 2000.

         Research and development. Research and development expenses consist primarily of salaries and personnel-related costs, facilities, outside consulting, lab costs and travel related costs of our product development group. Research and development expenses increased 10.2% to $1.5 million for the three months ended September 30, 2001 from $1.4 for the three months ended September 30, 2000. Research and development expenses as a percentage of total revenue increased to 21.7% for the three months ended September 30, 2001 from 18.4% for the three months ended September 30, 2000. The increase is due to the additional engineering costs associated with the acquisition of Magma.

         General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related expenses of our finance, human resources, information systems, corporate development and other administrative personnel, as well as professional fees, depreciation and amortization and related expenses. General and administrative expenses also include non-cash compensation, which is the result of the issuance of common stock, warrants and stock options at a price deemed to be less than market value to employees and outside consultants for services rendered, and goodwill amortization which relates to the acquisition of Magma in October, 2000. General and administrative expenses increased 134.3% to $4.4 million for the three months ended September 30, 2001 from $1.9 million for the three months ended September 30, 2000. The increase is due primarily to the write-off of a $3.0 million loan to a strategic partner that the Company believes has become uncollectible. Excluding the write-off, general and administrative expenses decreased $500,000 for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. The decrease is due primarily to reductions in personnel and other overhead. Excluding the write-off, general and administrative expenses as a percentage of total revenue decreased to 20.0% for the three months ended September 30, 2001 from 24.8% for the three months ended September 30, 2000. As we begin to recognize increased revenues from the sale of our new Split Bridge(TM) products, we anticipate that general and administrative expenses, as a percentage of revenue, will continue to decrease.

         Interest income (expense), net. For the three months ended September 30, 2001, net interest income consists primarily of interest earned on our cash balances and short-term investments. For the three months ended September 30, 2000, net interest expense consists of interest on our bank revolving lines of credit and promissory notes as well as our subordinated debt and convertible debentures, partially offset by interest earned on our cash balances and short-term investments. Net interest income for the three months ended September 30, 2001 was $286,000 compared to net interest expense of $1.1 million for the three months ended September 30, 2000. The change was primarily due to the payoff of debt with our IPO proceeds and interest earned on our IPO proceeds.

         Income taxes. We have incurred losses from inception to date; therefore, no provision for income taxes was required for the three months ended September 30, 2001 and 2000.

Comparison of Nine months Ended September 30, 2001 and 2000

         Net product sales. Net product sales increased 17.2% to $21.0 million for the nine months ended September 30, 2001 from $17.9 million for the nine months ended September 30, 2000. The increase was attributable to the sales of PCI expansion products by our Magma subsidiary, which was acquired on October 2, 2000 and an increase in sales of our base power products. These increases were offset in part by reductions in sales of USB and Split Bridge(TM) products. Sales of Split Bridge(TM) products for the nine months ended September 30, 2000 was composed primarily of sales of the EasiDock(TM) 1000E, which did not include video. That product was replaced by the EasiDock(TM) 1000EV, with video, which did not begin shipping until late in the second quarter of 2001.

         Technology transfer fees. During the nine months ended September 30, 2001, the Company recognized a technology transfer fee of $300,000 or 1.4% of total revenue. For the nine months ended September 30, 2000, the Company recognized technology transfer fee revenues of $1.0 million or 5.3% of total revenue.

         Cost of revenue - product sales. Cost of revenue - product sales increased 44.3% to $19.5 million for the nine months ended September 30, 2001 from $13.5 million for the nine months ended September 30, 2000. Approximately 39% of the increase in cost of revenue - product sales was due to the volume increase in net product sales. The balance of the increase was due to a $3.4 million charge to cost of revenue - product sales for excess and obsolete inventory and abandoned tooling during the nine months ended September 30, 2001 Cost of revenue - product sales as a percentage of net product sales increased to 92.9% for the nine months ended September 30, 2001 from 75.5% for the nine months ended September 30, 2000. Excluding the $3.4 million charge for excess and obsolete inventory and abandoned tooling, cost of revenue - product sales as a percentage of net product sales for the nine months ended September 30, 2001 increased to 76.7% from the 75.5% for the nine months ended September 30, 2000.

         Cost of revenue - technology transfer. There were no costs of revenue - technology transfer for the nine months ended September 30, 2001, as the technology transfer fees for the period consisted solely of fees for existing technology. Cost of revenue - technology transfer was $100,000 or 0.5% of total revenue for the nine months ended September 30, 2000.

         Gross profit. Gross profit decreased to 8.4% of total revenue for the nine months ended September 30, 2001 from 28.0% of total revenue for the nine months ended September 30, 2000. The gross profit rate decline was due primarily to the $3.4 million charge to cost of revenue - product sales for excess and obsolete inventory and abandoned tooling. Excluding this charge, gross profit decreased to 24.4% of total revenue for the nine months ended September 30, 2001 from 28.0% of total revenue for the nine months ended September 30, 2000. This decrease is due primarily to the decrease in technology transfer fee revenues for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000.

         Sales and marketing. Sales and marketing expenses increased 20.2% to $6.7 million for the nine months ended September 30, 2001 from $5.6 million for the nine months ended September 30, 2000. The increase was primarily attributed to the creation of a direct sales organization in Europe. We established a warehouse facility in the United Kingdom and two direct sales offices, one in the United Kingdom and the other in France. In addition, we incurred incremental expenses associated with the addition of the Magma subsidiary. As a percentage of total revenue, sales and marketing expenses increased to 31.6% for the nine months ended September 30, 2001 from 29.6% for the nine months ended September 30, 2000.

         Research and development. Research and development expenses increased 44.8% to $4.7 million for the nine months ended September 30, 2001 from $3.3 million for the nine months ended September 30, 2000. Research and development expenses as a percentage of total revenue increased to 22.3% for the nine months ended September 30, 2001 from 17.3% for the nine months ended September 30, 2000. The increase is due to the additional engineering costs associated with the acquisition of Magma, the addition of an in-house ASIC development group to pursue the development of our next generation ASIC chips and the expenses associated with completing the EasiDock(TM) 1000EV product.

         General and administrative. General and administrative expenses increased 93. 6% to $8.5 million for the nine months ended September 30, 2001 from $4.4 million for the nine months ended September 30, 2000. The increase is primarily due to the $3.0 million write-off of a loan to a strategic partner during the nine months ended September 30, 2001. Other factors contributing to the increase include: additional general and administrative expenses associated with our Magma subsidiary, the implementation of a new ERP system which has resulted in higher consulting fees, software maintenance and personnel costs in our information systems department, and higher legal and professional fees associated with being a public company. The increase is also due in part to the amortization of Magma goodwill totaling $465,000 for the nine months ended September 30, 2001. These increases are partially offset by reductions in personnel and other overhead, as well as a reduction in deferred compensation expense of $714,000. Excluding the loan write-off, general and administrative expenses increased to 25.8% of total revenue for the nine months ended September 30, 2001 from 23.2% for the nine months ended September 30, 2000. As we begin to recognize increased revenues from the sale of our new Split Bridge(TM) products, we anticipate that general and administrative expenses, as a percentage of revenue will decrease.

         Interest income (expense), net. Net interest income for the nine months ended September 30, 2001 was $1.1 million compared to net interest expense of $2.6 million for the nine months ended September 30, 2000. The change was primarily due to the payoff of debt with our IPO proceeds and interest earned on our IPO proceeds.

         Income taxes. We have incurred losses from inception to date; therefore, no provision for income taxes was required for the nine months ended September 30, 2001 and 2000.



LIQUIDITY AND CAPITAL RESOURCES


         Since inception, we have funded our operations primarily through debt and equity financing, as the cash consumed by our operating activities has exceeded cash generated by revenues. Our operating activities used cash of $12.6 million and $9.1 million for the nine months ended September 30, 2001 and 2000, respectively. Net cash used in operating activities for the nine months ended September 30, 2001 was primarily attributed to our net loss and increases in inventories, prepaids and other assets and a reduction in accounts payable. Cash used in operating activities was offset, in part, by non-cash expenses such as depreciation of property and equipment, write off of a note receivable which has become uncollectible, amortization of deferred compensation and intangibles, and provision for obsolete inventory.

         Our investing activities used cash of $2.6 million and $3.8 million for the nine months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001, cash used in investing activities was for the purchase of property and equipment, cash paid for a note receivable which was written off in its entirety during the three months ended September 30, 2001, and cash paid to exercise a stock purchase warrant.

         Our financing activities used cash of $30,000 for the nine months ended September 30, 2001 and provided cash of $46.3 million for the nine months ended September 30, 2000. Net cash used in financing activities for the nine months ended September 30, 2001 was primarily used to pay down capital lease obligations.

         Our cash and cash equivalents decreased to $15.2 million at September 30, 2001, compared to $30.4 million at December 31, 2000. Our net working capital at those same dates was $21.6 million and $37.0 million, respectively. At September 30, 2001 our available sources of liquidity were our cash and cash equivalents.

         Our future capital requirements include funding operations, financing the growth of working capital items such as accounts receivable and inventories, and the purchase of equipment and fixtures to accomplish future growth. We believe that our cash and cash equivalents on hand will be sufficient to satisfy our expected cash and working capital requirements for the next twelve months.

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

         In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

         Finally, any unamortized negative goodwill existing at the date Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

         As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $5.4 million, which will be subject to the transition provisions of Statements 141 and 142. At that same date, the Company will have no unamortized identifiable intangible assets and no unamortized negative goodwill. Amortization expense related to goodwill was $155,000 and $465,000 for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

         In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations ("Statement 143"). Statement 143 requires that the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incurred. The Company is required to adopt the provisions of Statement 143 as of January 1, 2003. The adoption of Statement 143 is not expected to have a material effect on our consolidated financial statements.

         In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement 144"). Statement 144 supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Statement 144 also supercedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company is required to adopt the provisions of Statement 144 as of January 1, 2002. The adoption of Statement 144 is not expected to have a material effect on our consolidated financial statements.


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


PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

         Mobility Electronics, Inc. v. SBS Technologies, Inc. No. CIV01-0409 PHX JAT; filed on March 5, 2001 in the United States District Court for the District of Arizona. In this lawsuit, the Company alleges patent infringement against SBS Technologies on two patents owned by the Company; U.S. Patent No. 6,070,214 entitled "Serially Linked Bus Bridge for

Expanding Access Over a First Bus to a Second Bus" and U.S. Patent No. 6,088,752 entitled "Method and Apparatus for Exchanging Information Between Buses and a Portable Computer and Docking Station Through a Bridge Employing a Serial Link." In its Original Complaint, the Company alleges that certain products designed, manufactured and/or sold by SBS infringe these two patents. SBS has filed an answer denying infringement and a counterclaim seeking a declaratory judgment of non-infringement of patents and a declaratory judgment of patent invalidity and unenforceability, as well as tortious interference with prospective contractual relations. The Company in its answer to SBS's counterclaims has denied any such liability. The parties have just commenced discovery. The Company intends to vigorously pursue its claims and defend against the counterclaims.

         Mobility Electronics, Inc. v. Targus Group International, Inc., Comarco, Inc. and Comarco Wireless Technologies, Inc. No. CV2001-012640 was filed on July 23, 2001 in the Arizona Superior Court for Maricopa County, Arizona. In this lawsuit, the Company seeks specific performance of a contract with Targus Group International, Inc. for the distribution and sale of the Company's computer universal Auto/Air/AC power adapter product line and damages for breach of contract. The Company also seeks damages for fraud, negligent misrepresentation and misappropriation of trade secrets against Targus. The Company further seeks damages for tortious interference with contract against Comarco, Inc. and Comarco Wireless Technologies, Inc. In late October 2001 the parties reached a settlement agreement that has now been signed by all parties. Thus the lawsuit is in the process of being dismissed.

         Mobility Electronics, inc. v. Comarco, inc. and Comarco Wireless Technologies, Inc. was filed on August 10, 2001 in the United States District Court for the District of Arizona. In this lawsuit, the Company alleges infringement of U.S. Patent No. 5,347,211 entitled "Selectable Output Power Converter." The Company has amended its Complaint to further seek declaratory judgments of non-infringement, patent invalidity and/or patent unenforceability of three patents allegedly owned by Comarco: U.S. Patent Nos. 6,172,884, 6,091,661 and 5,838,554. The Defendants have filed a motion to dismiss, to which the Company has responded, and the motion is set for hearing February 11, 2002. The Company intends to vigorously pursue its claims in this litigation.

         We are from time to time involved in various other legal proceedings incidental to the conduct of our business. We believe that the outcome of all such other pending legal proceedings will not in the aggregate have a material adverse effect on our business, financial condition, results of operations or liquidity.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         None


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

         3.9      -- Articles of Amendment to the Certificate of Incorporation
                     of the Company dated as of March 31, 2000.(3)

         4.1      -- Specimen of Common Stock Certificate.(4)

         4.2      -- Form of 12% Convertible Debenture of the Company.(1)

         4.3      -- Registration Rights Agreement by and between the Company and Miram International, Inc. dated July 29, 1997. (1)

         4.4      -- Placements for the Purchase of Up To 900 Units, Each
                     Consisting of 1,000 shares of the Company's Common stock.(1)

         4.5      -- Form of Unit Purchase Agreement used in 1997 Private
                     Placements for the Purchase of Up To 875 Units, Each Consisting of 2,000 shares of the Company's common stock and warrants to purchase 500 shares of the Company's Common Stock.(1)

         4.6      -- Form of 13% Bridge Promissory Note and Warrant Purchase
                     Agreement used in March 1999 Private Placement.(1)

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

         4.27     -- 13% Bridge Note Conversion Notice used in July 1999 Private
                     Placement.(5)

         10.1     -- Form of Indemnity Agreement executed between the Company and certain officers and directors.*

         24.1     -- None

         99.1     -- Agreement and Plan of Merger (the "Agreement") dated
                     October 2, 2000 by and among the Company, Mesa Ridge Technologies d/b/a MAGMA and the stockholders of MAGMA.(6)

----------
 *       Filed herewith

(1) Previously filed as an exhibit to Registration Statement No. 333-30264 dated February 11, 2000.

(2) Previously filed as an exhibit to Amendment No. 1 to Registration Statement No. 333-30264 dated March 28, 2000.

(3) Previously filed as an exhibit to Amendment No. 2 to Registration Statement No. 333-30264 dated May 4, 2000.

(4) Previously filed as an exhibit to Amendment No. 3 to Registration Statement No. 333-30264 dated May 18, 2000.

(5) Previously filed as an exhibit to Amendment No. 4 to Registration Statement No. 333-30264 dated May 26, 2000.

(6) Previously filed as an exhibit to Current Report on Form 8-K No. 000-30907 filed on October 17, 2000.


         (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended September 30, 2001.





                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES


                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                MOBILITY ELECTRONICS, INC.



Dated: November 14, 2001        By:  /s/ JOAN W. BRUBACHER
                                   --------------------------------------------
                                    Joan W. Brubacher
                                    Vice President and Chief Financial Officer
                                    and Authorized Officer of Registrant
                                    (Principal Financial and Accounting Officer)

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

         3.9      -- Articles of Amendment to the Certificate of Incorporation
                     of the Company dated as of March 31, 2000.(3)

         4.1      -- Specimen of Common Stock Certificate.(4)

         4.2      -- Form of 12% Convertible Debenture of the Company.(1)

         4.3      -- Registration Rights Agreement by and between the Company and Miram International, Inc. dated July 29, 1997.(1)

         4.4      -- Placements for the Purchase of Up To 900 Units, Each
                     Consisting of 1,000 shares of the Company's Common stock.(1)

         4.5      -- Form of Unit Purchase Agreement used in 1997 Private
                     Placements for the Purchase of Up To 875 Units, Each
                     Consisting of 2,000 shares of the Company's common stock and warrants to purchase 500 shares of the Company's
                     Common Stock.(1)

         4.6      -- Form of 13% Bridge Promissory Note and Warrant Purchase
                     Agreement used in March 1999 Private Placement.(1)

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

         4.27     -- 13% Bridge Note Conversion Notice used in July 1999 Private
                     Placement.(5)

         10.1     -- Form of Indemnity Agreement executed between the Company and certain officers and directors.*

         24.1     -- None

         99.1     -- Agreement and Plan of Merger (the "Agreement") dated
                     October 2, 2000 by and among the Company, Mesa Ridge
                     Technologies d/b/a MAGMA and the stockholders of MAGMA.(6)

--------
 *       Filed herewith

(1) Previously filed as an exhibit to Registration Statement No. 333-30264 dated February 11, 2000.

(2) Previously filed as an exhibit to Amendment No. 1 to Registration Statement No. 333-30264 dated March 28, 2000.

(3) Previously filed as an exhibit to Amendment No. 2 to Registration Statement No. 333-30264 dated May 4, 2000.

(4) Previously filed as an exhibit to Amendment No. 3 to Registration Statement No. 333-30264 dated May 18, 2000.

(5) Previously filed as an exhibit to Amendment No. 4 to Registration Statement No. 333-30264 dated May 26, 2000.

(6) Previously filed as an exhibit to Current Report on Form 8-K No. 000-30907 filed on October 17, 2000.

         All other schedules and exhibits are omitted because they are not applicable or because the required information is contained in the Financial Statements or Notes thereto.