Form 10-K
period 2001-12-31
MOBILITY ELECTRONICS INC
filed 2002-04-01
CIK 1075656

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



             FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2001



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]



             FOR THE TRANSITION PERIOD FROM           TO

                             ---------------------

                              COMMISSION FILE NO.:
                                    0-30907
                             ---------------------

                           MOBILITY ELECTRONICS, INC.
             (Exact name of registrant as specified in its charter)


                     DELAWARE                                           86-0843914
          (State or other jurisdiction of                            (I.R.S. Employer
          incorporation or organization)                          Identification Number)
              7955 EAST REDFIELD ROAD                                      85260
                SCOTTSDALE, ARIZONA                                     (Zip Code)
     (Address of principal executive offices)

                                 (480) 596-0061
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE ON WHICH REGISTERED
                -------------------                      -----------------------------------------
                       None                                                None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as computed by reference to the average of the closing bid and asked prices of such stock, as reported by the Nasdaq, on March 28, 2002 ($1.50) was $23,504,225. Shares of voting stock held by each officer and director and by each person who owns 10% or more of the Company's outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of the registrant's common stock as of March 28, 2002 was: 15,669,483 shares of common stock.
                             ---------------------

     Portions of the registrant's definitive Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 22, 2002 are incorporated by reference into Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
ITEM 1.   Business....................................................    2
ITEM 2.   Properties..................................................   12
ITEM 3.   Legal Proceedings...........................................   12
ITEM 4.   Submission of Matters to a Vote of Security Holders.........   13
SUPPLEMENTAL ITEM.  Executive Officers of the Registrant..............   13

                                  PART II
ITEM 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   14
ITEM 6.   Selected Consolidated Financial Data........................   16
ITEM 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   17
ITEM 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   26
ITEM 8.   Financial Statements and Supplementary Data.................   27
ITEM 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   53

                                  PART III
ITEM 10.  Executive Officers, Directors and Key Employees.............   53
ITEM 11.  Executive Compensation......................................   53
ITEM 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   53
ITEM 13.  Certain Transactions........................................   53

                                  PART IV
ITEM 14.  Exhibits, Financial Statements, Schedules and Reports on
          Form 8-K....................................................   53

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

     - the "Risk Factors" set forth in our Registration Statement on Form S-1 (No. 333-30264), dated February 11, 2000; and

     - other factors to which this report refers.

ITEM 1.  BUSINESS

THE COMPANY

     Mobility Electronics' mission is to provide innovative mobile computing solutions for notebook computer, PDA, pocket PC, Tablet PC and other mobile computing device users. We currently pursue this mission through the design, development and marketing of products and technologies in four major categories: power products and accessories, Split Bridge(TM) technology and related CardBus docking products, expansion products, and handheld connectivity and accessory products. For the year ended December 31, 2001, our revenues were derived primarily from sales of power products and accessories and expansion products.

     Our major competitive advantage is the development and marketing of unique products that combine proprietary technology with innovative features and capabilities. We offer our solutions through a broad range of distribution channels and we have significant technology and intellectual property in each of our product categories.

     Our objective is to be the leading provider of a broad range of innovative mobile computing products and technologies. Key elements of our strategy include:

     Leverage Technological Leadership. We intend to continue to exploit the development and use of our Split Bridge(TM) technology, power product technology, expansion technology, CardBus technology, and handheld technology and invest in research and development of appropriate related advanced technologies. We intend to use this technological leadership position to develop and market highly differentiated products.

     Maximize Penetration in the Mobile Computing Market. We intend to capitalize on our current strategic position in the mobile computing market by continuing to introduce high-technology products that suit the needs of a broad range of users in each of our major product areas. It is our goal to be a market leader in each of the product solution categories in which we will compete, and to offer mobile users unique, innovative solutions that provide value-add that previously did not exist. To effectively leverage our product portfolio, we also intend to actively pursue corporate and product branding initiatives.

     Establish Licensing and Strategic Partnerships. We have licensed and intend to continue to license our Split Bridge(TM) technology and to enter into strategic alliances in order to realize the market potential of the technology. These activities will specifically include exploiting existing licensing and strategic relationships we currently have with 2C Computing, Inc. Cybex Computer Products Corporation, LSI Logic Corporation, Philips Semiconductors, Inc., Molex Incorporated, National Instruments Corporation and others, as well as expanding current strategic partnerships and establishing a wide variety of additional relationships.

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

     Expand OEM Relationships. We intend to provide a broad range of products for computer original equipment manufacturers, or OEMs, by partnering with OEMs globally in a manner that meets their current and future connectivity and remote PCI bus requirements. We will also work with both OEMs and other industry partners, such as chip makers and power product technology partners to design and implement solutions that can meet the integrated requirements of OEMs.

     Pursue Strategic Acquisitions. We intend to evaluate opportunities to acquire complementary businesses, technologies and products that can benefit from a broad portfolio of technologies. We also plan to pursue acquisitions that will enable us to offer products and features, in keeping with our mobile computing solutions mission, to better serve our customers or to more fully realize the market potential of our technology base, to more rapidly develop and bring to market advanced technology, to expand distribution capabilities and to penetrate other targeted markets or geographic locations.

     In February 2002, we acquired Portsmith, Inc., an industry leader in providing connectivity solutions for handheld computing devices. This acquisition provides us with an entrance into the rapidly growing handheld computing device market and reinforces our focus on delivering powerful mobile computing solutions. Portsmith currently provides a range of Ethernet, modem, and other connectivity products for the most popular handheld devices such as Palm, Handspring Visor, Compaq IPAQ, and other mainstream PDA products, and intends to undertake a number of important product development programs that expand on these solutions.

     On March 25, 2002, we announced our execution of a definitive agreement to acquire iGo Corporation, a leading mobile computer solution provider. The closing of this transaction is subject to certain material conditions precedent being satisfied, including without limitation, approval by the iGo stockholders and the declared effectiveness by the Securities and Exchange Commission of a registration statement, which registers the issuance of the shares of our common stock to be issued to the iGo stockholders in such transaction.

     We were formed as a limited liability company under the laws of the State of Delaware in May 1995, and were converted to a Delaware corporation by a merger effected in August 1996, in which we were the surviving entity. We changed our name from "Electronics Accessory Specialists International, Inc." to "Mobility Electronics, Inc." on July 23, 1998. Our principal executive offices are located at 7955 East Redfield Road, Scottsdale, Arizona 85260, and our telephone number is (480) 596-0061. Unless otherwise indicated in this Report, references to "Mobility," "us," "we" and "our" refer to Mobility Electronics, Inc. and shall include our predecessor, Electronics Accessory Specialists International, L.L.C.

INDUSTRY BACKGROUND AND THE MOBILITY SOLUTIONS

  PCI COMPUTER ARCHITECTURE AND SPLIT BRIDGE(TM) TECHNOLOGY

     Today the most prevalent computer architecture, which is incorporated into virtually all computer systems and in many related embedded processor applications, uses the peripheral component interface, or PCI, bus. However, the PCI bus has a number of key limitations, most notably a constraint on the number of lines, or circuits, and loads that can be attached to it. Historically, these limitations have been mitigated to some extent by attaching a bridge chip to the PCI bus, which in turn permits a number of additional loads or peripherals to be attached to a secondary PCI bus, which is also connected to the bridge chip. This procedure has the major limitation of requiring the secondary PCI bus to be located on the main PCI bus printed circuit board, or PCB, or attached physically by a connector which enables extension of the secondary PCI bus to a maximum of approximately three inches from the main PCB. Consequently, the industry today faces a number of physical and electrical constraints when designing a computer system, and has been unable to move the secondary PCI bus more than a few inches from the primary PCI bus. Additionally, traditional communication protocols, such as USB, IEEE 1394, Ethernet and SCSI, which attempt to address these limitations, have numerous disadvantages since they generally require a processor, extensive software and other related items.

     Our Split Bridge(TM) technology addresses the limitations of traditional PCI bus technology and architecture by allowing the primary PCI bus of most portable computer models to be extended to a remote location. This is accomplished through the use of our Split Bridge(TM) chips, which are like any other bridge chip, except they are divided into two halves separated by a high speed link. This allows one or more Split Bridge(TM) chips to be attached to the primary computer PCI bus, with the mating Split Bridge(TM) chips installed at a remote location along with the secondary PCI bus. Consequently, our Split Bridge(TM) technology eliminates the requirement of having the secondary PCI bus on the primary PCI bus PCB, and thus eliminates many of the electrical constraints thereon. Additionally, Split Bridge(TM) technology substantially reduces the physical space requirements on the primary PCB by eliminating the need for multiple traditional bridge chip connections and allows the connecting cable to be small and flexible. The first generation Split Bridge(TM) chips were designed for distances of up to 15 feet. We believe future generations may extend this distance substantially.

     The following summarizes the advantages of Split Bridge(TM) architecture:

     - Gigabit speed

     - Bi-directional

     - PCI superset (transfers bus, not data)

     - Full PCI bus compatibility

     - No processor requirements

     - No storage requirements

     - Minimal size, heat and power requirement

     - Highly upgradeable technology migration path

     - Small, flexible cable

     - Cost effective

     The introduction of Split Bridge(TM) technology now enables architectural designs of computer systems and applications that previously were not feasible. The implementation of such new solutions can potentially include replacing current bridge chips with Split Bridge(TM) chips, integrating Split Bridge(TM) technology into other chips and technologies or using Split Bridge(TM) technology to create new products and product categories in a variety of potential applications. We have licensed our Split Bridge(TM) technology to a number of industry parties, including Cybex Computer Products Corporation, 2C Computing, Inc., LSI Logic Corporation, Philips Semiconductors, Inc., Molex Incorporated, MiTac International Corporation, National Instruments Corporation, Asustek Computer Inc., Innolabs Corp. and Intel Corporation.

  SPLIT BRIDGE(TM) DOCKING PRODUCTS

     The portable computer market, which is a rapidly growing segment of the personal computer industry, could benefit from solutions that address the inherent limitations on PCI bus architecture. Demand in this market has been fueled by advances in computer technology and the demand for computer mobility. According to IDC, a leading industry source, the market for portable computers, excluding handheld devices, is expected to grow at a compounded annual growth rate of 10.5% from 26.1 million units in 2001 to approximately 43.0 million units in 2005. Coupled with this trend toward portability, there has been an increased demand for portable computers in small and light form factors to accommodate the user's desire for greater portability convenience when traveling and/or working in mobile settings.

     Although portable computers provide users maximum portability and flexibility in mobile settings, portable computers alone are insufficient in providing users an ideal computing environment for prolonged usage in a fixed setting, when compared to the comfort of a traditional desktop setup. As a result, portable computing OEMs created docking products, port replicators and docking stations, that when used with a portable computer create a workstation that resembles the setup of a desktop computer. Port replicators are simple devices that provide users with a cable management system for peripherals such as full-sized keyboards, power cords, mice and monitors. Docking stations include basic port replicator features, as well as more advanced capabilities such as networking, PCI card slots and storage expansion devices. Attaching and releasing a portable computer from a port replicator or docking station is typically a one-step procedure that takes seconds to complete compared to the burdensome task of attaching or releasing each external devices separately. More important, when used with a full sized keyboard, external mouse, and an external monitor properly positioned at an ergonomically correct distance, a workstation is created to maximize user comfort and productivity.

     To date, there has not been a provider of a broadly compatible docking solution for use with many brands and models. OEMs have historically designed port replicators and docking stations that restricted use only within their own brands, and in many cases, for use with only a select number of models. OEM designed port replicators and docking stations connect to their respective portable computers via a mechanical connection, which often limits user flexibility in user workstation setup. The majority of the mechanical port replicators and docking stations offered by portable computing OEMs also restrict access to the ports of the notebook given that their respective devices are designed to merely replicate ports resident on the respective notebook attached to the device.

     Additionally, many leading portable computer OEMs are removing mechanical docking connectors from "value" priced portable computers, i.e., portable computer models typically priced below $1,499 which computers are marketed as ideal solutions for individuals, education users, and small and medium sized business use. As a result, these users do not have a docking product option offered by the respective portable computer OEM.

     We believe that the incorporation of our Split Bridge(TM) technology in CardBus interfaced docking products can provide docking product users greater functionality and value compared to docking products offered by portable computing OEMs. Given that Split Bridge(TM) extends the PCI bus of portable computers, Mobility docking products add new hardware ports and offer users expansion via industry standard drive bays and PCI slots, whereas docking products from portable computer OEMs merely replicate the functionality on their respective portable computer attached. Additionally, by using the industry standard CardBus interface available on majority of portable computers, Mobility docking products provide users greater flexibility in their workstation setup without the restrictions of mating a docking product to a proprietary connector.

     Our docking products offer mobile users greater compatibility by using the industry standard CardBus interface connection to a notebook computer. Given this type of connectivity, our products are enabled for use with multiple brands and models, providing broad compatibility greater than traditional mechanical interfaced docking products offered by portable computing OEMs. Our docking products also provide a solution for portable computer users lacking an option from the respective portable computer OEM.

     The primary CardBus interfaced docking product we currently offer is the EasiDock(R) 1000EV. This product enables users to connect most portable computers to a docking peripheral at a speed of 1.25 + gigabits, which is approximately 100 times faster than a USB peripheral. The EasiDock(R) 1000EV offers users key port replicator functionality providing connectivity via mouse, keyboard, serial, parallel, and USB ports. Additionally, the EasiDock(R) 1000EV includes 10/100 base T Ethernet networking and external video support for use with Windows 98SE, Millennium, 2000, and XP operating systems. We currently market our EasiDock(R) 1000EV to a variety of distributors, including Ingram Micro Inc., and to value added resellers. We also intend to continue to pursue Split Bridge(TM) docking solutions with computer OEMs, which products may be privately labeled at the request of the OEM.

  POWER PRODUCTS AND ACCESSORIES

     A major issue for the portable computer user is the requirement to power their portable computer or handheld device on the road. Many portable devices offer designs and form factors that support great portability and travel comfort; however, battery life limits prolonged usage in mobile settings. This problem is compounded particularly for mobile users that travel frequently via air or road. Current solutions require the use of multiple, model-specific charging devices for different models, different computing devices, and different power sources. For the mobile user with several devices such as notebook computers, mobile phones and PDAs, there is extreme inconvenience to carry multiple power adapters and having access to a power source.

     Mobile users face several additional issues relating to powering mobile computing devices. First, mobile devices have limited battery life, which necessitates the need to frequently connect to a power source to recharge batteries and negatively impacts productivity. Second, power adapters shipped with notebook computers only offer power and charging from a wall outlet (AC source), which limits power source access for mobile users. Truly mobile users need access to power anywhere and everywhere -- office, air and auto. Third, the mobile user is inconvenienced given that notebook computers typically provide a single power adapter. Without a second "travel" adapter mobile users must crawl under their desks and grab their adapter when they are at home or on the road. Fourth, there are space constraints for frequent travelers. Mobile users typically carry a mobile phone and/or a PDA in addition to their notebook computer. Each device requires a separate power adapter. These adapters consume valuable space in users' notebook computer bags. Last, power connectors and device requirements are proprietary. As a result users must typically purchase their adapters from notebook computer, mobile phone and PDA manufacturers. This has a tendency to keep price points artificially high and limit easy access to adapter solutions.

     We believe that our company is well positioned to provide a variety of power solutions to mobile computing users. We currently offer a range of DC to DC, more commonly known as Auto/Air, power adapters that allow mobile computer users to power their computing device in a car, a boat, or an airplane. Our current major customers for these products include the computer original equipment manufacturers or OEM's, such as Compaq Computer Corporation, Gateway, Inc., Hewlett-Packard Company, IBM Corporation, Toshiba Corporation and others. We are also developing a variety of complementary power products that we plan to introduce in the latter part of 2002.

     In addition to power products, we also market a number of accessory products, such as monitor stands, portable device bays and portable computer stands. We expect to increase this offering in the future.

  HANDHELD PRODUCTS

     Today's connectivity devices for handheld PCs, also known as cradles, are designed to support the handheld PC as a companion product for use with either a portable or desktop computer. This limited functionality restricts mobile users who desire to use their handheld PC as their only mobile computing device when traveling and or communicating to a network. Other challenges facing handheld PC users is the difficulty of data input and output, the size and quality of the handheld video display, and connectivity desired to update, share, and present data.

     Handheld device OEMs, of both PDAs and pocket PCs, offer limited connectivity options that enable handheld PCs to communicate with networks, computer peripherals, and display devices without the presence of a portable or desktop computer.

     We believe that our connectivity and accessory products effectively fill gaps in the accessory offering of the leading handheld device OEMs, such as Palm, Handspring and Compaq, among others. We are uniquely positioned to leverage technology developed internally that enables us to create a flexible product offering to satisfy a variety of connectivity needs. Our leading connectivity products for handheld computers provide ethernet and external video presentation capabilities that are not offered by the handheld device OEMs. We have enjoyed success with these types of solutions with customers in vertical markets that deploy handheld devices as a mobile user's primary computing device. We believe that the outlook for our products in the handheld market is promising, and our technology is well suited to create both vertical market and mass market solutions that augment handheld computing as a viable alternative to portable computing.

     Our current product offering for handheld computers includes cradles that power the device and connect to the internet over an integrated Ethernet or modem in the cradle. These products are marketed to major OEM's such as Symbol Technologies, Inc. and Palm, Inc. and to the distribution channel, as well as to customers in vertical markets that deploy handheld devices as a mobile user's primary computing device. We also have products that provide handheld users external video presentation capabilities that we plan to begin marketing in mid-2002.

  EXPANSION PRODUCTS

     The PCI bus has become the standard I/O bus on every modern personal computer, and simply put, one of the most successful bus standards ever developed. Because of this success, the proliferation of PCI cards has been nothing short of explosive. As a result, the demand for additional PCI slots for increased functionality has followed the tremendous growth of PCI card usage. In addition, the demand for increased portability, flexibility, and performance in computing has followed the trend of smaller form factors and faster processing speeds.

     Despite the demands for additional PCI slots and smaller form factors, computer manufacturers are not increasing the number of PCI slots on their desktop computers. Even worse, the majority of growth in the personal computing industry will be driven by the introduction and adoption of more powerful, portable and flexible laptop computers as primary computer devices which will replace desktop machines. Because of their architecture and small form factor, laptop computers do not have any PCI slots, and thus cannot support the added functionality of PCI cards. In response, computer users in various industries have become increasingly frustrated with their computing alternatives.

     Our acquisition of MAGMA in October 2000 solidified our market leadership position in the PCI expansion business by providing intellectual property, products, distribution channels, key customers, and additional resources that we believe will leverage our Split Bridge(TM) technology and accelerate our growth and development in this market segment.

     Our family of PCI expansion products provides users of PCI-based systems the portability, flexibility, and performance needed for high-end computing applications. Users in industries such as audio/video editing, test and measurement, industrial automation, and telephony can now have scalable systems that could not previously be used in mobile settings because of system limitations. Hence, our products enable mobility for users and provide computing power and functionality not previously offered.

     We offer a variety of PCI slot expansion products, ranging from 1 slot to 13 slot configurations, to provide users the expansion lacking in desktop and portable computing devices. With the recent completion of our second-generation Split Bridge(TM) chips, we began integrating our Split Bridge(TM) technology in the expansion product area. This integration is still underway, and encompasses the development of new, low cost expansion products, new CardBus expansion products, and the marketing of Split Bridge(TM) links in a variety of applications including test, measurement and printing. A Split Bridge(TM) link includes two Split Bridge(TM) chips, two connectors and a 1.25 gigabit bi-directional, high-speed cable.

     We currently market our expansion products to a broad range of customers, including value added reseller and OEM's such as DigiDesign, a division of Avid Technology, Inc., and Media 100 Inc.

STRATEGIC RELATIONSHIPS

     We have entered into a number of strategic relationships to develop and enhance our existing and future technology, product lines and market opportunities. We own or license all of our Split Bridge(TM) technology, our expansion technology, our power product technology, and our card bus and handheld technology. These relationships include the following:

  TECHNOLOGY

     Cybex Computer Products Corporation and 2C Computing, Inc. Cybex is a leader in providing KVM switches in the server market. 2C Computing is affiliated with Cybex and focuses on developing, manufacturing and selling digital extension products. In March 2000, we entered into a strategic partnership agreement with Cybex to pursue the development of new server, desktop and KVM switch systems, technology and products. As part of this strategic relationship: (i) we entered into a private label agreement with Cybex to sell Cybex our universal docking products; (ii) we agreed with Cybex to cross-license certain of our respective technologies for permitted applications; and (iii) Cybex purchased $5.0 million of our Series D preferred stock. Subsequently, the Series D preferred stock was converted to common stock. In July 2000, we entered into a strategic partner agreement with 2C Computing. As part of this strategic partner agreement: (i) we agreed with 2C Computing to cross-license certain of our respective technologies for permitted applications;
(ii) 2C Computing agreed to pay us a technology transfer fee of $2,000,000, payable over time, and (iii) we purchased a warrant from 2C Computing to acquire up to 10% of the fully-diluted capital stock of 2C Computing. Subsequently, we exercised this warrant. A major focus of our strategic partnership with Cybex and 2C Computing is the potential substantial extension of the distances over which Split Bridge(TM) technology can be used and the potential use of Split Bridge(TM) technology over a CAT 5 system. In March 2002, we signed an expanded license agreement with Cybex which will further facilitate these efforts. In addition, in March 2002, we sold certain of our assets to Cybex relating to such expanded licensing arrangement, and granted to Cybex an option to purchase our equity interest in 2C Computing.

     LSI Logic Corporation. LSI is a major supplier of custom, high-performance semiconductors and is focused on building complete systems on a single chip. Pursuant to our strategic partnership, LSI completed development of two next generation chips, at its expense, which will enhance our docking products by eliminating the need for an external serialization/deserialization, or SerDes, chip. This development will reduce our costs and provide us expanded performance. Additionally, in October 2000, we entered into a license agreement with LSI pursuant to which we licensed to LSI the right to use our Split Bridge(TM) technology to make and sell Split Bridge(TM) chips, related to various royalty payments.

     Molex Incorporated. Molex is a major developer and manufacturer of connectors and cable. Together with Molex, we developed our proprietary connector and 1.25 gigabit bi-directional cable and connector for use with our Split Bridge(TM) and docking technology. Molex is our sole supplier of certain system connectors for use with our universal docking products, has invested a significant amount of capital in this technology and continues to support the development of our Split Bridge(TM) technology.

     Additionally, in December 2000, we entered into a license agreement with Molex, pursuant to which: (i) Molex was granted the right to make and sell Split Bridge(TM) and docking solution connectors and cables; and (ii) we were granted the exclusive right to use certain of Molex's connector technology in Split Bridge(TM) docking product applications.

     Philips Semiconductors, Inc. Philips, formerly VLSI Technology, Inc., is a leading designer, developer and manufacturer of ASIC chips. Together with Philips, we developed our proprietary first generation digital ASIC chip, which incorporates our Split Bridge(TM) technology. Until the next generation chip is designed into all our products, Philips is our sole supplier of Split Bridge(TM) technology ASIC chips for certain products.

     Arizona Digital, Inc. Arizona Digital is a developer of PCB boards that increase functionality of passive backplanes. Mobility intends to use this technology to reduce cost, increase performance and reliability of our expansion products, and to provide increased PCI slot expansion capabilities.

     Hipro. Hipro is a leading designer, developer, and manufacturer of a variety of AC power products for the computer industry. We have teamed with Hipro to develop, manufacture and market a number of unique new power products for the mobile computing user. We expect to launch our first co-developed product in the second half of 2002.

     National Instruments Corporation. National Instruments is a leading innovator of computer-based measurement and automation software and hardware. We entered into a cross-licensing agreement with National Instruments to leverage our Split Bridge(TM) and CardBus technologies and to strengthen our respective opportunities in Split Bridge(TM) technology, CardBus and test and measurement applications.

  CONTRACT MANUFACTURERS

     Solectron Corporation. Solectron is a leading, high quality contract manufacturer for the electronics industry. Solectron is currently the sole manufacturer of our Split Bridge(TM) docking products in its Malaysian facility.

     Steman International. Steman is a leading manufacturer of high quality plastic injection molds and plastic components. Steman is currently the sole manufacturer of our Mobility branded monitor stands and private label monitor stands for our OEM customers.

     Group West International. Group West is a Taiwanese contract manufacture specializing in the production of power products. Group West currently manufactures Mobility's branded and OEM auto/air products.

CUSTOMERS

     Our customers currently include:

OEM CUSTOMERS                                  DISTRIBUTION CHANNEL CUSTOMERS
-------------                                  ------------------------------
- Asustek                                      - Buy.com*
- Wistron (Acer)                               - CDW*
- Compaq                                       - Circuit City
- Dell                                         - Comark
- Gateway                                      - CompUSA*
- Hewlett-Packard                              - Ingram Micro
- Hitachi                                      - Insight*
- IBM                                          - MicroCenter
- Mitsubishi                                   - Microwarehouse*
- NEC                                          - Portable Add-ons
- Toshiba                                      - Primary Storage
                                               - Radio Shack Corporation

---------------

* These customers purchase from us through distributors

     As a group, the OEMs and distributors listed in the chart above accounted for 72% and 13%, respectively, of net product sales for the year ended December 31, 2001. Targus accounted for 28% of our total net product sales for the year ended December 31, 2001. In 2001, Targus distributed a range of our power products, on a private label basis, primarily to major retail outlets and certain OEM fulfillment outlets worldwide. However, in December 2001 we came to an agreement with Targus to terminate our relationship. It is our intention going forward to market our power products under our own brand through the distribution channels we have developed. IBM, who buys brand labeled monitor stands, power products, a portable device bay, and USB docking stations, accounted for 30% of our net product sales for the year ended December 31, 2001. Our distributors sell a wide range of our products to value-added resellers, system integrators, cataloguers, major retail outlets and certain OEM fulfillment outlets worldwide.

SALES, MARKETING AND DISTRIBUTION

     We have dedicated, senior level OEM sales people who, along with senior management, focus on developing and expanding relationships with top tier computer OEMs on a worldwide basis. We are pursuing the sale of our standard products, whether Mobility branded or private labeled, and the sale of custom products and chips on board with OEMs on a worldwide basis.

     In North America, we use an internal sales organization and sales representative organizations to penetrate the traditional two-tier distribution channel. We leverage major catalog houses such as CDW Computer Centers, Inc. and OEM catalog programs such as Dell, top retailers such as CompUSA and Radio Shack and a broad range of value-added resellers and dealers such as Insight Enterprises, Inc. and Comark, Inc. We also work with major corporations and key accounts as part of our strategic efforts.

     We also plan to pursue markets outside North America by establishing strategic sales representatives and distribution or private label arrangements in each significant geographic region. We plan to execute bundling programs with major OEMs, drive manufacturers, selected related vendors and synergistic suppliers to our market. We have also established an e-commerce capability and marketing program, which will include, in the future, build-to-order capability. In Europe, we use an internal sales organization and we distribute our products through a distributor located in the United Kingdom.

     We implemented a variety of marketing activities in 2001 to aggressively market our family of products. Such activities included participation in major user groups and trade shows, key OEM and distribution catalogs, distribution promotions, value-added reseller and information technology manager advertising, on-line advertising and banner ads, direct mail and telemarketing and bundle advertisements with OEMs and related product partners. In addition, we implemented a strong public relations program to continually educate the market about us, our Split Bridge(TM) technology and our products, with a major emphasis on timely product and news releases, speaking opportunities and feature stories. We also utilize our web site as a major marketing and direct sales mechanism.

MANUFACTURING

     The proprietary components of our Split Bridge(TM) technology are manufactured by our strategic partners. Philips Semiconductors supplies us with our Split Bridge(TM) technology chips, and Molex supplies us with our high-speed cable and connectors. In the future LSI will supply us with our next generation chips. Our power products and monitor stands are supplied by contract manufacturers in Taiwan. Solectron is our primary contract manufacturing source for our EasiDock(R) 1000EV product.

     Steman currently manufactures all of our Mobility branded monitor stands and private label monitor stands for our OEM customers. Group West currently manufactures Mobility's branded and OEM auto/air power adapter products.

     In-house manufacturing activity has primarily been reduced to packaging and fulfillment activity. Some product is shipped to us in bulk quantities, which is not packaged for delivery to our customers. We package these products in the appropriate box with the corresponding operations manual and other product documentation. We currently assemble one mechanical port replicator under a contract with NEC and a portable device bay under a contract with IBM. The volume levels on these products are too small to outsource economically. We will continue to build these products in-house for the foreseeable future.

COMPETITION

     Competition for our Split Bridge(TM) technology primarily comes from traditional communication protocols, such as USB, IEEE 1394, Ethernet and SCSI. These protocols are generally well established, particularly in certain applications, and thus will provide competition for our Split Bridge(TM) technology depending upon the application.

     Additionally, our docking products, handheld products and accessory products compete primarily with the internal design efforts of mobile computing device OEMs. These OEMs, as well as a number of our potential non-OEM competitors, have larger technical staffs, more established and larger marketing and sales organizations and significantly greater financial resources than we have. We believe that we have a proprietary position with respect to our Split Bridge(TM) docking technology, CardBus technology and handheld connectivity technology, which could pose a competitive barrier for companies seeking to develop similar products or sell competing products in our markets.

     Our power products primarily compete with third party mobile computing accessory companies. Although some of these competitors enjoy greater distribution coverage, we believe that our power technologies and co-development relationships will enable us to effectively compete against the products offered by those competitors. We also believe that our technological leadership will enable us to secure business from many leading mobile computing device OEMs.

     Our expansion products primarily compete with solutions provided by SBS Communications, a provider of low cost PCI expansion solutions. Our products are differentiated with cooling performance and chassis durability not offered by SBS Communications' PCI expansion products. We also license our bridging technology to SBS Communications for use in several of their PCI expansion products.

     Generally speaking, the market for computer products in general is intensely competitive, subject to rapid change and sensitive to new product introductions or enhancements and marketing efforts by industry participants. The principal competitive factors affecting the markets for our product offerings include corporate and product reputation, innovation with frequent product enhancement, breadth of integrated product line, product design, functionality and features, product quality, performance, ease-of-use, support and price. Although we believe that our products compete favorably with respect to such factors, there can be no assurance that we can maintain our competitive position against current or potential competitors, especially those with greater financial, marketing, service, support, technical or other competitive resources.

PROPRIETARY RIGHTS

     Our success and ability to compete is dependent in part upon our proprietary technology. We rely primarily on a combination of patent protection, copyright and trademark laws, trade secrets, nondisclosure agreements and technical measures to protect our proprietary rights. We currently have fourteen patents issued and over forty patents pending pertaining to Split Bridge(TM) technology, CardBus technology, power technology, expansion technology, and other technology areas. We currently license different aspects of our proprietary rights to third parties pursuant to strategic alliances, which often include cross-licensing arrangements.

     We will continue to vigorously pursue patent protection for all our product categories. We expect to file several new patents relating to handheld technology in the next year.

     In addition, we currently have eleven United States trademark registrations, three pending applications for United States trademark registration, eleven foreign trademark registrations, and twelve pending applications for foreign trademark registration. We have obtained and are continuing to seek trademark protection abroad in Brazil, Canada, China, the European Community, France, Germany, Japan, Malaysia, Mexico, Taiwan, and the United Kingdom. The scope of our trademark protection is comprehensive and covers all of the company's significant trademarks and service marks.

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

RESEARCH AND DEVELOPMENT

     Our future success depends on our ability to enhance existing products and develop new products that incorporate the latest technological developments. Our research and development efforts will focus primarily on enhancing our current technologies for use in a variety of innovative mobile computing solutions. We work with customers and prospects, as well as partners and industry standards organizations, to identify and implement new solutions that meet the current and future needs of our customers. Whenever possible, our products are designed to meet and drive industry standards to ensure interoperability.

     Currently, our research and development group consists of 34 people who are responsible for both hardware and software design, test and quality assurance. Amounts spent on research and development for the years ended December 31, 2001, 2000 and 1999 were $5.6 million, $5.9 million and $3.4 million, respectively.

EMPLOYEES

     As of December 31, 2001, we had 126 full-time employees, 122 of which are located in the United States and 4 of which are located in Europe, including 35 employed in operations, 34 in engineering, 35 in sales and marketing ad 22 in administration. We engage temporary employees from time to time to augment our full time employees, generally in operations. None of our employees are covered by a collective bargaining agreement. We believe we have good relationships with our employees.

ITEM 2.  PROPERTIES

     Our executive offices and operations are located in Scottsdale, Arizona. This facility consists of approximately 38,712 square feet of leased space pursuant to a lease for which the current term expires on January 31, 2003. Additionally, we lease an office in San Diego, California, which houses the executive and operational activities of our wholly-owned subsidiary, MAGMA, for which the current term expires on December 31, 2004. We also lease facilities in Boise, Idaho and Orange County, California, which house the executive and operational activities of Portsmith. We believe our facilities are suitable and adequate for our current business activities for the remainder of the lease terms.

ITEM 3.  LEGAL PROCEEDINGS

     Mobility Electronics, Inc. v. SBS Technologies, Inc. No. CIV01-0409 PHX JAT was filed on March 5, 2001 in the United States District Court for the District of Arizona. In this lawsuit, the Company alleges patent infringement against SBS Technologies on two patents owned by the Company; U.S. Patent No. 6,070,214 entitled "Serially Linked Bus Bridge for Expanding Access Over a First Bus to a Second Bus" and U.S. Patent No. 6,088,752 entitled "Method and Apparatus for Exchanging Information Between Buses and a Portable Computer and Docking Station Through a Bridge Employing a Serial Link." In its Original Complaint, the Company alleges that certain products designed, manufactured and/or sold by SBS infringe these two patents. SBS has filed an answer denying infringement and a counterclaim seeking a declaratory judgment of non-infringement of patents and a declaratory judgment of patent invalidity and unenforceability, as well as tortious interference with prospective contractual relations. The Company in its answer to SBS's counterclaims has denied any such liability. The parties after commencing discovery, have reached an agreement in principle to settle the case. If the settlement is not consummated, the Company intends to vigorously pursue its claims and defend against the counterclaims.

     Mobility Electronics, Inc. v. Comarco, Inc. and Comarco Wireless Technologies, Inc. was filed on August 10, 2001 in the United States District Court for the District of Arizona. In this lawsuit, the Company alleges infringement of U.S. Patent No. 5,347,211 entitled "Selectable Output Power Converter." The Company has amended its Complaint to further seek declaratory judgments of non-infringement, patent invalidity and/or patent unenforceability of three patents allegedly owned by Comarco: U.S. Patent

Nos. 6,172,884, 6,091,661 and 5,838,554. The Defendants have filed a motion to dismiss, to which the Company has responded, and the motion is set for hearing April 15, 2002. The Company intends to vigorously pursue its claims in this litigation.

     Richard C. Liggitt v. Portsmith, Inc., et al., Case No. 02CC03308 was filed on February 22, 2002 in the Superior Court of the State of California, County of Orange, Central Judicial District. In this lawsuit the plaintiff alleges fraud in connection with merger negotiations that led to the execution of a merger agreement between a company owned by the plaintiff and Portsmith. The plaintiff also alleges wrongful termination of his employment with Portsmith and breach of the implied covenant of good faith and fair dealing under his employment agreement with Portsmith. Finally, the plaintiff alleges that Portsmith was the alter ego of certain of Portsmith's former directors. The plaintiff is seeking general and special damages, punitive damages, attorney's fees and costs. This lawsuit is in the initial stages and we cannot express an opinion as to the outcome of this action. Our failure to express an opinion at this stage should not be construed as an indication that we believe the defendants may ultimately be liable for any damages. The Company intends to vigorously defend itself against the claims in this lawsuit.

     We are from time to time involved in various legal proceedings incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on our business, financial condition, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The names and ages of our executive officers are as follows:

NAME                                    AGE                  POSITION
----                                    ---                  --------
Charles R. Mollo......................  50    President, Chief Executive Officer and
                                              Chairman of the Board
Jeffrey S. Doss.......................  40    Executive Vice President and Director
Joan W. Brubacher.....................  48    Vice President and Chief Financial
                                              Officer
Donald W. Johnson.....................  55    Executive Vice President and Chief
                                              Operating Officer

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

     Jeffrey S. Doss is one of our founders, served as our President from our formation until March 1997 and has served as an Executive Vice President since that time. Mr. Doss has served as a director since May 1995. From May 1994 to December 1999, Mr. Doss was the owner of Doss Enterprises, which provided consulting services to various companies in the consumer electronics industry. From March 1994 through May 1995, Mr. Doss served as a consultant for cellular accessories for Andrew Corporation, a communications equipment company. From January 1991 to April 1994, Mr. Doss held various positions, including Vice President of

Operations and President and Chief Executive Officer of Unitech Industries, Inc., a manufacturer of cellular telephone accessories.

     Joan W. Brubacher has served as a Vice President and our Chief Financial Officer since August 2001, and previously served as our Corporate Controller from August 1998 until August 2001 and as our Senior Financial Analyst from May 1995 until August 1998. From 1993 to 1998, Ms. Brubacher served as chief financial officer for Phase Laser Systems, an electronics development/manufacturing firm. From 1990 to 1993, she served as chief financial officer and then was appointed to the position of chief operating officer of Laserex, Inc., a laser pointer manufacturing company. Ms. Brubacher began her career at the international public accounting firm of Ernst & Whinney (now Ernst & Young). Ms. Brubacher holds a CPA certificate in the state of Kansas and received a bachelor's degree in Business Administration with concentration in Accounting from Kansas State University.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has been traded on the Nasdaq National Market under the symbol "MOBE" since June 30, 2000, the date of our initial public offering. Prior to that time, there was no public market for our common stock. The following sets forth, for the period indicated, the high and low bid prices for our common stock as reported by the Nasdaq National Market.

                                                               HIGH     LOW
                                                              ------   -----
Quarter Ended September 30, 2000............................  $16.50   $7.75
Quarter Ended December 31, 2000.............................  $10.00   $1.88
Quarter Ended March 31, 2001................................  $ 3.63   $1.88
Quarter Ended June 30, 2001.................................  $ 3.99   $1.81
Quarter Ended September 30, 2001............................  $ 2.84   $0.84
Quarter Ended December 31, 2001.............................  $ 1.85   $0.66

     On March 28, 2002, the last reported sale price for our common stock on the Nasdaq National Market was $1.50 per share. As of December 31, 2001, there were approximately 440 holders of record of our common stock.

RECENT SALES OF UNREGISTERED SECURITIES.

     Each issuance set forth below was made in reliance upon the exemptions from registration requirements of the Securities Act of 1933, as amended, contained in Section 4(2) on the basis that such transactions did not involve a public offering. When appropriate, the Company determined that the purchasers of securities described below were sophisticated investors who had the financial ability to assume the risk of their investment in the Company's securities and acquired such securities for their own account and not with a view to any distribution thereof to the public. The certificates evidencing the securities bear legends stating that the securities are not to be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements.

     Effective as of March 2, 2001, we issued 68,966 shares of common stock to each of Jeffrey S. Doss, Donald W. Johnson and La Luz Enterprises, L.L.C., an affiliate of Charles R. Mollo, at a purchase price of $2.90 per share. Each of the purchasers paid $690 in cash and executed and delivered to us a three-year promissory note, in the original principal amount of $199,311, and bearing interest at the rate of 6.33% per annum. Each promissory note is secured by the shares of common stock so issued, and in addition, the promissory note issued by La Luz Enterprises, L.L.C. is guaranteed by Mr. Mollo.

     In August 2001, we entered into a consulting agreement with Chesapeake Ventures L.P. Under the terms of the agreement, we retained Chesapeake to assist us in our marketing and sales efforts. As compensation therefor, we agreed to pay Chesapeake monthly fees and we issued Chesapeake 60,000 shares of our common stock at a purchase price of $1.28 per share, for which Chesapeake paid $600 in cash and executed and delivered to us a three year promissory note in the original principal amount of $76,200, bearing interest at the rate of 6% per annum, with principal due on September 11, 2004, and interest payable annually. The promissory note is secured by the shares of common stock so issued. We have certain repurchase rights to the shares of common stock issued to Chesapeake in the event certain events are not satisfied.

     In December 2001, we entered into a cross-licensing agreement with National Instruments Corporation, an innovator of computer-based measurement and automatic software and hardware. Under the terms of the agreement, both companies now will license Split Bridge and CardBus technology from each other to strengthen their respective opportunities in Split Bridge technology, PCI expansion, portable computer docking, CardBus and test measurement applications. In connection with the cross-licensing agreement we issued a warrant to National Instruments to purchase 75,000 shares of our common stock at an exercise price of $1.38 per share, which expires on December 12, 2004.

     In February 2002, we acquired all of the issued and outstanding stock of Portsmith, Inc., an industry leader in providing connectivity solutions for handheld computing devices. The compensation we paid to the Portsmith stockholders was comprised of 800,000 shares of our common stock, of which 400,000 shares were placed in escrow for the Portsmith stockholders pending measurement of certain performance criteria of Portsmith on the first anniversary of the date of this transaction, and contingent earn-out payments are to be made depending on Portsmith's future performance on the first anniversary of the acquisition, which payments may be made in cash and/or shares of our common stock, subject to certain limitations. In addition, as part of this transaction our previous $3 million loan to Portsmith was converted into an equity contribution in Portsmith.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read together with our consolidated financial statements and notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other information contained in this Form 10-K. The selected financial data presented below under the captions "Consolidated Statement of Operations Data" and "Consolidated Balance Sheet Data" as of and for each of the years in the five-year period ended December 31, 2001 are derived from the consolidated financial statements of the Company, which consolidated financial statements have been audited by KPMG LLP, independent certified public accountants. The consolidated financial statements as of December 31, 2001 and 2000 and for each of the years in the three-year period ended December 31, 2001, are derived from our consolidated financial statements, included elsewhere in this Form 10-K.

                                                                  YEARS ENDED DECEMBER 31,
                                                    ----------------------------------------------------
                                                      2001       2000       1999       1998       1997
                                                    --------   --------   --------   --------   --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
REVENUE:
  Net product sales...............................  $ 27,925   $ 25,905   $ 13,952   $ 21,072   $ 12,744
  Technology transfer fee.........................       400      2,100         --         --         --
                                                    --------   --------   --------   --------   --------
  Total revenue...................................    28,325     28,005     13,952     21,072     12,744
COST OF REVENUE:
  Product sales...................................    25,703     20,015     11,751     23,530     13,335
  Technology transfer.............................        --        200         --         --         --
                                                    --------   --------   --------   --------   --------
  Total cost of revenue...........................    25,703     20,215     11,751     23,530     13,335
                                                    --------   --------   --------   --------   --------
Gross profit (loss)...............................     2,622      7,790      2,201     (2,458)      (591)
OPERATING EXPENSES:
  Sales and marketing.............................     8,129      8,323      5,208      5,131      2,625
  Research and development........................     5,598      5,882      3,377      4,361      2,951
  General and administrative......................     9,957      6,776      3,651      4,446      1,907
                                                    --------   --------   --------   --------   --------
  Total operating expenses........................    23,684     20,981     12,236     13,938      7,484
                                                    --------   --------   --------   --------   --------
Loss from operations..............................   (21,062)   (13,191)   (10,035)   (16,396)    (8,075)
Other (expense) income:
  Interest, net...................................     1,313        570     (1,456)    (1,005)      (587)
  Non-cash deferred loan cost amortization........        --     (2,527)    (4,840)      (633)       (89)
  Other, net......................................        65       (138)      (126)         1        (24)
                                                    --------   --------   --------   --------   --------
Loss before provision for income taxes............   (19,684)   (15,286)   (16,457)   (18,033)    (8,775)
Provision for income taxes........................        --         --         --         --         --
                                                    --------   --------   --------   --------   --------
Net loss..........................................   (19,684)   (15,286)   (16,457)   (18,033)    (8,775)
Cumulative dividends on Series B preferred
  Stock...........................................        --         --         --         --       (317)
Beneficial conversion cost of preferred stock.....        --        (49)    (1,450)        --         --
                                                    --------   --------   --------   --------   --------
Net loss attributable to common stockholders......  $(19,684)  $(15,335)  $(17,907)  $(18,033)  $ (9,092)
                                                    ========   ========   ========   ========   ========
Net loss per share:
Basic and diluted.................................  $  (1.33)  $  (1.55)  $  (3.59)  $  (4.36)  $  (3.45)
                                                    ========   ========   ========   ========   ========
Weighted average common shares outstanding:
Basic and diluted.................................    14,809      9,885      4,994      4,136      2,639
                                                    ========   ========   ========   ========   ========
CONSOLIDATED BALANCE SHEET DATA:
  Cash and cash equivalents.......................  $ 14,753   $ 30,369   $  4,792   $  2,433   $  2,216
  Working capital (deficit).......................    19,392     37,013      5,483     (3,511)     1,928
  Total assets....................................    35,038     55,674     14,899     12,735     12,250
  Long-term debt, less current installments.......        --         --      8,051      3,587      3,919
  Total stockholders' equity (deficiency).........    30,148     48,904      2,310     (3,496)       430

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read together with "Selected Consolidated Financial Data" and our consolidated financial statements and notes thereto contained in this Report.

OVERVIEW

     Mobility Electronics, Inc. designs, develops and markets connectivity devices and accessories for the computer industry and for a broad range of related microprocessor applications. Our major focus has been on developing remote peripheral component interface, or PCI bus, technology and products using our proprietary Split Bridge(TM) technology. We also design, develop and market a range of other products for portable computers. To date, our revenues have come predominantly from monitor stands, in air/in car chargers and expansion products. We expect revenues from those products to continue and we also expect to see increasing Split Bridge(TM) revenues from both product and technology sales as we further expand our markets and strategic relationships in this area.

     In 2001, we completed development of our fundamental Split Bridge(TM) technology and first generation docking products based thereon. As a result, we have been able to free up resources to capitalize on the emerging opportunities we have in other areas of our business. Early in 2002, we adopted an evolved corporate strategy to leverage our strong intellectual property holdings and unique products to create a broader base of innovative mobile computing solutions that are natural extensions of our current applications.

     Going forward, our efforts will be centered around four core product lines: portable computer universal docking products based on Split Bridge(TM) technology; expansion products that increase the functionality and capabilities of desktop and portable computers; unique products and solutions for powering and recharging the batteries of portable devices, such as in air/in car chargers; and innovative products and solutions for handheld computing devices such as personal digital assistants (PDAs) and pocket PC's.

     The PCI bus is the electrical transmission path linking the computer's central processing unit with its memory and other peripheral devices, such as modems, disk drives and local area networks, or LANs. Our proprietary Split Bridge(TM) technology consists of a Split Bridge(TM) link, typically two customized semiconductors, known as application-specific integrated circuits, or ASIC chips, two connectors and a high-speed, bi-directional cable. Our technology for the first time allows the primary PCI bus of any computer to be extended to a remote location, up to 17 feet, with virtually no software requirements or performance degradation, thereby enabling architectural designs of computer systems and applications that previously were not feasible. We currently have two Split Bridge(TM) patents that are issued by the U.S. Patent and Trademark Office. Our first major application for Split Bridge(TM) technology has been the creation of a new universal docking product category which allows users of portable computers to configure a flexible, high performance docking solution that meets their individual needs. However, we intend to pursue the further commercialization of Split Bridge(TM) technology so that we are able to expand our product offerings to include additional applications and markets.

     In October 2000, we acquired all of the assets of Mesa Ridge Technologies, Inc. d/b/a MAGMA, a privately held company. MAGMA provides a range of PCI expansion products for the computer industry which utilize traditional PCI bridge technology and MAGMA's patented expansion technology. The acquisition of MAGMA solidified Mobility's market leadership position in the PCI expansion business by providing products, distribution channels, key customers, and additional resources that can leverage our Split Bridge(TM) technology and accelerate our growth and development in this market segment.

     In February 2002, we acquired Portsmith, Inc., an industry leader in providing connectivity solutions for handheld computing devices. This acquisition provides us with an entrance into the rapidly growing handheld computing device market and reinforces our focus on delivering powerful mobile computing solutions. Portsmith currently provides a range of Ethernet, modem, and other connectivity products for the most popular handheld devices such as Palm, Handspring Visor, Compaq IPAQ, and other mainstream PDA products, and intends to undertake a number of important product development programs that expand on these solutions.

     We sell our products directly to OEMs and the retail channel, as well as through distributors. We have also established a few select worldwide private label accounts, most notably IBM, NEC and Targus. A substantial portion of our net product sales are concentrated among a number of OEMs, including Compaq, Dell, Hewlett-Packard, IBM, NEC, Targus and Toshiba. A portion of our sales to IBM are made through Kingston Technologies, who acts as their fulfillment hub manager for sales in the United States and Malaysia. Direct sales to OEMs accounted for approximately 71.9% of net product sales for the year ended December 31, 2001 and 71.5% of net product sales for the year ended December 31, 2000. Direct sales to OEMs have increased as a percentage of net product sales as we have successfully promoted our power products and monitor stands in the OEM market. We expect that we will continue to be dependent upon a number of OEMs for a significant portion of our net product sales in future periods, although no OEM is presently obligated to purchase a specified amount of products. Effective December 2001, we came to an agreement with Targus to terminate our relationship. In the future, we intend to market our products previously sold through Targus under our own brand directly through distribution channels we have established and are continuing to develop.

     In March 2002, we announced our execution of a definitive agreement to acquire iGo Corporation, a leading computer solutions provider. iGo distributes its products through distributors and directly through its catalog operations and e-commerce web site, and is a well-recognized brand name in the portable computer power products and accessories market. We believe the acquisition of iGo will greatly strengthen our distribution capabilities. The closing of this transaction is subject to the satisfaction of certain material conditions precedent, including without limitation, approval by the iGo stockholders and the declared effectiveness by the Securities and Exchange Commission of a registration statement which registers the issuance of the shares of our common stock to be issued to the iGo stockholders in such transaction.

     A portion of our sales to distributors and resellers is generally under terms that provide for certain stock balancing return privileges and price protection. Accordingly, we make a provision for estimated sales returns and other allowances related to those sales using historical experience. Returns, which have been netted in the product sales presented herein, were approximately 5.5% of net product sales for the year ended December 31, 2001 and 5.8% of net product sales for the year ended December 31, 2000. The major distributors are allowed to return up to 15% of their prior quarter's purchases under the stock balancing programs, provided that they place a new order for equal or greater dollar value of the stock balancing return.

     We derive a significant portion of our net product sales outside the United States, principally in France, Germany and the United Kingdom, to OEMs, retailers and a limited number of independent distributors. International sales accounted for approximately 31% of our net product sales for the year ended December 31, 2001. We expect product sales outside the United States to continue to account for a large portion of our future net product sales. International sales are generally denominated in the currency of our foreign customers. A decrease in the value of foreign currencies relative to the U.S. dollar could result in a significant decrease in U.S. dollar sales received by us for our international sales. That risk may be increased as a result of the introduction in January 1999 of the new "Euro" currency in European countries that are part of the European Monetary Union, or EMU. During 2002, all EMU countries are expected to completely replace their national currencies with the Euro. However, we cannot determine the impact this may have on our business because a significant amount of uncertainty exists as to the effect the Euro will have on the marketplace and because all of the final rules and regulations have not yet been defined and finalized by the European Commission regarding the Euro currency. We intend to develop and implement a plan to mitigate this risk once the final rules and regulations are established. We have not engaged in hedging transactions with respect to our net foreign currency exposure. To the extent that we implement hedging activities in the future with respect to foreign currency transactions, there can be no assurance that we will be successful in such hedging activities.

     Various factors have in the past affected and may continue in the future to affect our gross profits, including but not limited to, our product mix, lower volume production and higher fixed costs for newly introduced product platforms and technologies, market acceptance of newly introduced products and the position of our products in their respective lifecycles. The initial stages of our product introductions are generally characterized by lower volume production, which is accompanied by higher costs, especially for specific products, which are initially purchased in small volumes during the development lifecycle.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make a number of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, warranty obligations, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

  REVENUE RECOGNITION

     Revenue from product sales is recognized upon shipment and transfer of ownership from us or contract manufacturer to the customer. Allowances for sales returns and credits based on historical experience are provided for in the same period the related sales are recorded. Should the actual return or sales credit rates differ from our estimates, revisions to the estimated allowance for sales returns and credits may be required.

     Revenue from technology transfer fees, consisting of the licensing and transferring of Split Bridge(TM) and other technology and architecture, and related training and implementation support services, is recognized over the term of the respective sales or license agreement. Certain license agreements contain no stated termination date, whereby we recognize the revenue over the estimated life of the license. Should the actual life differ from the estimates, revisions to the estimated life may be required.

  ACCOUNTS RECEIVABLE

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance is assessed on a regular basis by management and is based upon management's periodic review of the collectibility of the receivables with respect to historic experience. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

  INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is primarily determined using the first-in first-out method. We monitor usage reports to determine if the carrying value of any items should be adjusted due to lack of demand for the items. We adjust down the inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

  WARRANTY COSTS

     We provide limited warranties on certain of its products for periods generally not to exceed three years. We accrue for the estimated cost of warranties at the time revenue is recognized. The accrual is based on the

Company's actual claims experience. Should actual warranty claim rates, or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

  DEFERRED INCOME TAXES

     To date, our deferred tax assets have been offset by a valuation allowance. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to the valuation allowance and deferred tax benefit would increase income in the period such determination was made.

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated financial data for the periods indicated expressed as a percentage of total revenue for the periods indicated:

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
                                                           2001      2000       1999
                                                           -----     -----     ------
REVENUE:
  Net product sales......................................   98.6%     92.5%     100.0%
  Technology transfer fees...............................    1.4%      7.5%        --
                                                           -----     -----     ------
     Total revenue.......................................  100.0%    100.0%     100.0%
COST OF REVENUE:
  Product sales..........................................   90.7%     71.5%      84.2%
  Technology transfer....................................     --       0.7%        --
                                                           -----     -----     ------
     Total cost of revenue...............................   90.7%     72.2%      84.2%
                                                           -----     -----     ------
Gross profit.............................................    9.3%     27.8%      15.8%
OPERATING EXPENSES:
  Sales and marketing....................................   28.7%     29.7%      37.3%
  Research and development...............................   19.8%     21.0%      24.2%
  General and administrative.............................   35.1%     24.2%      26.2%
                                                           -----     -----     ------
     Total operating expenses............................   83.6%     74.9%      87.7%
                                                           -----     -----     ------
Loss from operations.....................................  (74.3)%   (47.1)%    (71.9)%
OTHER EXPENSE:
  Interest, net..........................................    4.6%      2.0%     (10.4)%
  Non-cash deferred loan cost amortization...............     --      (9.0)%    (34.7)%
  Other income (expense), net............................    0.2%     (0.5)%     (0.9)%
                                                           -----     -----     ------
Loss before provision for income taxes...................  (69.5)%   (54.6)%   (117.9)%
Provision for income taxes...............................     --        --         --
                                                           -----     -----     ------
Net loss.................................................  (69.5)%   (54.6)%   (117.9)%
                                                           =====     =====     ======

  YEARS ENDED DECEMBER 31, 2001 AND 2000

     Net product sales. Net product sales consist of sales of product, net of returns and allowances. We recognize sales at the time goods are shipped and the ownership of the goods is transferred to the customer. Allowances for returns and credits are made in the same period the related sales are recorded. Net product sales increased 7.8% to $27.9 million for the year ended December 31, 2001 from $25.9 million for the year ended December 31, 2000. Approximately $3.3 million of the increase was due to sales of PCI expansion products through our MAGMA subsidiary, which we acquired in October 2000. Approximately $1.9 million of the increase was due to an increase in sales of our power adapter and monitor stand product lines. These increases were partially offset by a decrease of approximately $3.0 million in sales of our universal serial bus (USB) docking products in 2001. We anticipate completely exiting the USB product line during 2002. Due to the termination of our distribution agreement with Targus, Inc. in December 2001, we anticipate a reduction in sales of our power products in the first half of 2002. However, we anticipate that the reduction will be offset by increases in sales of our other products.

     Technology transfer fees. Technology transfer fees consist of revenue from the licensing and transferring by the Company of its Split Bridge(TM) technology and architecture. Revenue from technology transfer fees is recognized ratably over the term of the sales agreement. During the year ended December 31, 2001, we recognized a technology transfer fee of $400,000 or 1.4% of total revenues. Technology transfer fees represented revenue of $2.1 million, or 7.5% of total revenues, for the year ended December 31, 2000.

     Cost of revenue -- product sales. Cost of revenue -- product sales consists primarily of costs associated with components, outsourced manufacturing and in-house labor associated with assembly, testing, packaging, shipping and quality assurance, and depreciation of equipment and indirect manufacturing costs. Cost of revenue -- product sales increased 28.4% to $25.7 million for the year ended December 31, 2001 from $20.0 million for the year ended December 31, 2000. The increase in cost of revenue -- product sales was due in part to the 7.8% volume increase in net product sales. The balance of the increase was due to a $3.8 million charge to cost of revenue -- product sales for excess and obsolete inventory and abandoned tooling. Cost of revenue -- product sales as a percentage of net product sales increased to 92.0% for the year ended December 31, 2001 from 77.3% for the year ended December 31, 2000. Excluding the $3.8 million charge recorded in 2001, cost of revenue -- product sales as a percentage of net product sales for the year ended December 31, 2001 increased to 78.6% from 72.2%, excluding a $1.3 million charge to write off obsolete inventory, for the year ended December 31, 2000.

     Cost of revenue -- technology transfer. Cost of revenue -- technology transfer consists of engineering expenses related to the Split Bridge(TM) technology. There were no costs of revenue -- technology transfer for the year ended December 31, 2001, as the technology transfer fees for the period consisted solely of fees for existing technology. Cost of revenue -- technology transfer was $200,000 for the year ended December 31, 2000.

     Gross profit. Gross profit decreased to 9.3% of total revenue for the year ended December 31, 2001 from 27.8% of total revenue for the year ended December 31, 2000. The gross profit rate decline was the result of the $3.8 million charge to cost of revenue -- product sales for excess and obsolete inventory and abandoned tooling, and the decrease in technology transfer fee revenues. Excluding the $3.8 million charge, gross profit decreased to 22.5% of total revenues for the year ended December 31, 2001 from 32.5% of total revenue for the year ended December 31, 2000 excluding a $1.3 million charge to write off obsolete inventory.

     Sales and marketing. Sales and marketing expenses generally consist of salaries, commissions and other personnel related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. Sales and marketing expenses decreased 2.3% to $8.1 million for the year ended December 31, 2001 from $8.3 million for the year ended December 31, 2000. The decrease is primarily the result of a reduction in marketing programs resulting from our decision to focus our marketing efforts on what we have deemed to be the most productive sales channels. As a percentage of total revenue, sales and marketing expenses decreased to 28.7% for the year ended December 31, 2001 from 29.7% for the year ended December 31, 2000.

     Research and development. Research and development expenses consist primarily of salaries and personnel-related costs, facilities, outside consulting, lab costs and travel related costs of our product development group. Research and development expenses decreased 4.8% to $5.6 million for the year ended December 31, 2001 from $5.9 million for the year ended December 31, 2000. Research and development expenses as a percentage of total revenue decreased to 19.8% for the year ended December 31, 2001 from 21.0% for the year ended December 31, 2000. The decrease is due to the reductions in engineering costs, primarily personnel, in 2001 relating to Split Bridge(TM) technology, which was largely developed during 2000 and the early part of 2001. We expect to see further decreases in research and development expenses as a result of the completion of the fundamental development of our Split Bridge(TM) technology.

     General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related expenses of our finance, human resources, information systems, corporate development and other administrative personnel, as well as professional fees, depreciation and amortization and related expenses. General and administrative expenses also include non-cash compensation, which is the result of the issuance of common stock, warrants and stock options at a price deemed to be less than market value to employees and outside consultants for services rendered, and goodwill amortization which relates to the acquisition of Magma in October, 2000. General and administrative expenses increased 47.0% to $10.0 million for the year ended December 31, 2001 from $6.8 million for the year ended December 30, 2000. The increase is due primarily to the write-off of a $3.0 million loan to a strategic partner, Portsmith, Inc., that we believed had become uncollectible. Excluding the write-off, general and administrative expenses as a percentage of total revenue increased to 24.6% for the year ended December 31, 2001 from 24.2% for the year ended December 31, 2000. As we begin to recognize increased revenues from the sales of our products, we anticipate that general and administrative expenses, as a percentage of revenue, will decrease.

     Interest, net. Interest, net consists primarily of interest earned on our cash balances and short-term investments, net of interest expense. For the year ended December 31, 2000, net interest expense consists of interest on our bank revolving lines of credit and promissory notes as well as our subordinated debt and convertible debentures, partially offset by interest earned on our cash balances and short-term investments. Net interest income for year ended December 31, 2001 was $1.3 million compared to $0.6 million for the year ended December 31, 2000. The change was primarily due to the payoff of debt with our IPO proceeds during 2000 and interest earned on our IPO proceeds during 2000 and 2001.

     Non-cash deferred loan costs. Non-cash deferred loan costs decreased to zero for the year ended December 31, 2001 from $2.5 million for the year ended December 31, 2000. The decrease was the result of the balance of deferred loan costs that were expensed in 2000 when the associated debt was repaid with a portion of our IPO proceeds.

     Income taxes. We have incurred losses from inception to date; therefore, no provision for income taxes was required for the years ended December 31, 2001 or 2000.

  YEARS ENDED DECEMBER 31, 2000 AND 1999

     Net product sales. Net product sales increased 85.7% to $25.9 million for the year ended December 31, 2000 from $14.0 million for the year ended December 31, 1999. The increase was primarily due to increased sales of power products and monitor stands to OEM customers. Sales of power products and monitor stands grew 91.7% to $16.8 million for the year ended December 31, 2000 from $8.8 million for the year ended December 31, 1999. In addition, sales of our universal docking products, which includes products built on USB and Split Bridge(TM) technology platforms, totaled $5.4 million in 2000 following introduction to the market in December 1999. Other contributors were sales of Magma's expansion products, which totaled $2.3 million. These increases were offset in part by a $3.6 million reduction in sales of mechanical docks during the year 2000.

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

     Gross profit. Gross profit increased to 27.8% of total revenue for the year ended December 31, 2000 from 15.8% of total revenue for the year ended December 31, 1999. The increase was due primarily to our decision to outsource the manufacture of our products. In addition to the cost savings obtained from outsourcing, the universal docking products, which include products based upon both USB and Split Bridge(TM) technologies have higher gross profit rates.

     Sales and marketing. Sales and marketing expenses increased 59.8% to $8.3 million for the year ended December 31, 2000 from $5.2 million for the year ended December 31, 1999. The increase was due to the expansion of our internal infrastructure and increased marketing efforts to promote our new Split Bridge(TM) based products. We added regional sales managers, a telemarketing group, a customer service group and funded approximately $450,000 in increased sales efforts by our European representative resulting in a $1.9 million increase in selling expenses. Our marketing expenses also increased $1.2 million, primarily as a result of an increase in spending on trade shows of approximately $272,000 and increased advertising of approximately $342,000.

     Research and development. Research and development expenses increased 74.2% to $5.9 million for the year ended December 31, 2000 from $3.4 million for the year ended December 31, 1999. Salaries, related expenses and employee recruiting increased approximately $786,000 due to increases in general engineering staffing and the addition of an internal ASIC development team to pursue the next generation of Split Bridge(TM) technology. Prototype expenses also increased approximately $457,000 as a result of ongoing new product development. In addition, we wrote off $540,000 of tooling expense and $400,000 in pre-production inventory costs related to an uncompleted product that was abandoned.

     General and administrative. General and administrative costs increased 85.6% to $6.8 million for the year ended December 31, 2000 from $3.6 million for the year ended December 31, 1999. Approximately $1.5 million of the increase was attributed to staffing and infrastructure additions to support the higher sales volume and anticipated launch of the universal connectivity products. Consulting and legal fees, investor relation expenses and various other filing fees increased $397,000 as a result of entering the public equity market. Non-cash expenditures included in general and administrative expenses included $155,000 of goodwill amortization expense resulting from the acquisition of Magma in October 2000 and an increase in non-cash compensation to $1.5 million for the year ended December 31, 2000 from $561,000 for the year ended December 31, 1999. This increase was due primarily to the write-off of the remaining value of options issued to consultants that vested fully with the completion of our IPO in June 2000, as well as to the fact that we recorded a full year's amortization on employee options, many of which were issued late in 1999.

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

     Since inception, we have funded our operations primarily through debt and equity financing, as the cash consumed by our operating activities has exceeded cash generated by revenues. Our operating activities used cash of $12.8 million, $14.2 million and $11.5 million for the years ended December 31, 2001, 2000 and 1999, respectively. Net cash used in operating activities for the year ended December 31, 2001 was primarily attributed to our net loss and increases in inventories, prepaid expenses and other assets and reductions in accounts payable and accrued expenses. Cash used in operating activities was offset, in part, by a decrease in accounts receivable, non-cash expenses such as depreciation of property and equipment, write-off of a note receivable, which has become uncollectible, amortization of deferred compensation and intangibles, and provision for obsolete inventory.

     Our investing activities used cash of $2.8 million, $6.2 million and $0.7 million for the years ended December 31, 2001, 2000 and 1999, respectively. For the year ended December 31, 2001, cash used in investing activities was for the purchase of property and equipment, cash paid for a note receivable which was written off in its entirety during the year ended December 31, 2001, and cash paid to exercise a stock purchase warrant.

     Our net financing activities used cash of $17,000 for the year ended December 31, 2001 and generated cash of $46.0 million and $14.6 million for the years ended December 31, 2000 and 1999, respectively. Net cash used in financing activities for the year ended December 31, 2001 was primarily used to pay down capital lease obligations.

     Our cash and cash equivalents decreased to $14.8 million at December 31, 2001 compared to $30.4 million at December 31, 2000. Our net working capital at those same dates was $19.4 million and $37.0 million, respectively. At December 31, 2001 our available sources of liquidity were our cash and cash equivalents.

     Our future capital requirements include funding operations, financing the growth of working capital items such as accounts receivable and inventories, and the purchase of equipment and fixtures to accomplish future growth. We believe that our cash and cash equivalents on hand will be sufficient to satisfy our expected cash and working capital requirements for the next twelve months.

     At December 31, 2001, we had approximately $65.0 million of federal, foreign and state net operating loss carryforwards which expire at various dates. We anticipate that the sale of common stock in the IPO coupled with prior sales of common stock will cause an annual limitation on the use of our net operating loss carryforwards pursuant to the change in ownership provisions of
Section 382 of the Internal Revenue Code of 1986, as amended. This limitation is expected to have a material effect on the timing of our ability to use the net operating loss carryforward in the future. Additionally, our ability to use the net operating loss carryforward is dependent upon our level of future profitability, which cannot be determined.

     At December 31, 2001, we had future commitments relating to various non-cancelable operating leases totaling $1.0 million dollars, payable over the next three years, with $0.6 million payable in 2003, $0.2 million payable in 2004, and $0.2 million payable in 2005.

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

     We are required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, which it expects to account for using the pooling-of-interests method, and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

     Statement 141 will require upon adoption of Statement 142, that we evaluate our existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, we will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, Statement 142 will require us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this we must identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of operations.

     Finally, any unamortized negative goodwill existing at the date Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

     As of the date of adoption, we have unamortized goodwill in the amount of $5.6 million, which will be subject to the transition provisions of Statements 141 and 142. At that same date, we will have no unamortized identifiable intangible assets and no unamortized negative goodwill. Amortization expense related to goodwill was $621,000 and $155,000 for the years ended December 31, 2001 and 2000, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on our financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

     In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations ("Statement 143"). Statement 143 requires that the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incurred. We are required to adopt the provisions of Statement 143 as of January 1, 2003. The adoption of Statement 143 is not expected to have a material effect on our consolidated financial statements.

     In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement 144"). Statement 144 supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Statement 144 also supercedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. We are required to adopt the provisions of Statement 144 as of January 1, 2002. The adoption of Statement 144 is not expected to have a material effect on our consolidated financial statements.

FORWARD-LOOKING STATEMENTS

     The above discussions contain forward-looking statements based on current expectations, and we assume no obligation to update these statements. Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements. These statements are based on our estimates, projections, beliefs, and assumptions, and are not guarantees of future performance. A number of factors could cause future results to differ materially from historical results, or from results or outcomes currently expected or sought by us. These factors include: reduced demand for our products; the loss of one or more of our significant customers; an inability to increase our market share; difficulties in maintaining our technology and supplier alliances; and a continued downturn in general economic conditions.

     These factors and the other matters discussed above under the heading "Disclosure Concerning Forward-Looking Statements" in Part I of this Report may cause future results to differ materially from historical results, or from results or outcomes we currently expect or seek.

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

                  MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Consolidated Financial Statements of Mobility Electronics,
  Inc.:
  Independent Auditors' Report..............................   28
  Consolidated Balance Sheets as of December 31, 2001 and
     2000...................................................   29
  Consolidated Statements of Operations for the years ended
     December 31, 2001, 2000 and 1999.......................   30
  Consolidated Statements of Stockholders' Equity and
     Comprehensive Income (Loss) for the years ended
     December 31, 2001, 2000 and 1999.......................   31
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2001, 2000 and 1999.......................   32
  Notes to Consolidated Financial Statements................   33

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Mobility Electronics, Inc.:

     We have audited the accompanying consolidated balance sheets of Mobility Electronics, Inc. and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mobility Electronics, Inc. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                                     /s/ KPMG LLP

Phoenix, Arizona
March 1, 2002, except for the second
paragraph of Note 18, which is as of March 25, 2002

                  MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 SHARE AMOUNTS)
                                      ASSETS


Current assets:
  Cash and cash equivalents.................................  $ 14,753    $ 30,369
  Accounts receivable, net..................................     6,035       6,906
  Inventories...............................................     3,385       6,371
  Prepaid expenses and other current assets.................       108         137
                                                              --------    --------
     Total current assets...................................    24,281      43,783
Property and equipment, net.................................     1,869       1,683
  Goodwill, less accumulated amortization of $776 and $155
     at December 31, 2001 and 2000, respectively............     5,627       6,055
Other assets, net...........................................     3,260       4,153
                                                              --------    --------
                                                              $ 35,037    $ 55,674
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $  3,540    $  4,479
  Accrued expenses and other current liabilities............     1,349       2,254
  Current installments of capital lease obligations.........        --          37
                                                              --------    --------
     Total current liabilities..............................     4,889       6,770
                                                              --------    --------
     Total liabilities......................................     4,889       6,770
                                                              --------    --------
  Commitments, contingencies and subsequent events (notes 3,
     7, 10, 12, 14, 15 and 18)
Stockholders' equity:
  Convertible preferred stock -- Series C, $.01 par value;
     authorized 15,000,000 shares; 682,659 and 1,263,708
     issued and outstanding at December 31, 2001 and 2000,
     respectively...........................................         7          13
  Common stock, $.01 par value; authorized 90,000,000
     Shares; 15,128,641 and 14,323,100 shares issued and
     outstanding at December 31, 2001 and 2000,
     respectively...........................................       151         143
Additional paid-in capital..................................   113,127     113,614
Accumulated deficit.........................................   (81,630)    (61,946)
Stock subscription and deferred compensation................    (1,484)     (2,920)
Accumulated other comprehensive loss........................       (23)         --
                                                              --------    --------
     Total stockholders' equity.............................    30,148      48,904
                                                              --------    --------
                                                              $ 35,037    $ 55,674
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                  MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2001        2000        1999
                                                              ---------   ---------   ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                          AMOUNTS)
Revenue:
  Net product sales.........................................  $ 27,925    $ 25,905    $ 13,952
  Technology transfer fees..................................       400       2,100          --
                                                              --------    --------    --------
     Total revenue..........................................    28,325      28,005      13,952
                                                              --------    --------    --------
Cost of revenue:
  Product sales.............................................    25,703      20,015      11,751
  Technology transfer.......................................        --         200          --
                                                              --------    --------    --------
     Total cost of revenue..................................    25,703      20,215      11,751
                                                              --------    --------    --------
     Gross profit...........................................     2,622       7,790       2,201
                                                              --------    --------    --------
Operating expenses:
  Marketing and sales.......................................     8,129       8,323       5,208
  Research and development..................................     5,598       5,882       3,377
  General and administrative................................     9,957       6,776       3,651
                                                              --------    --------    --------
     Total operating expenses...............................    23,684      20,981      12,236
                                                              --------    --------    --------
     Loss from operations...................................   (21,062)    (13,191)    (10,035)
Other income (expense):
  Interest income (expense), net............................     1,313         570      (1,456)
  Non-cash deferred loan cost amortization..................        --      (2,527)     (4,840)
  Other, net................................................        65        (138)       (126)
                                                              --------    --------    --------
     Loss before provision for income taxes.................   (19,684)    (15,286)    (16,457)
Provision for income taxes..................................        --          --          --
                                                              --------    --------    --------
     Net loss...............................................   (19,684)    (15,286)    (16,457)
Beneficial conversion costs of preferred stock..............        --         (49)     (1,450)
                                                              --------    --------    --------
Net loss attributable to common stockholders................  $(19,684)   $(15,335)   $(17,907)
                                                              ========    ========    ========
Loss per share:
  Basic and diluted.........................................  $  (1.33)   $  (1.55)   $  (3.59)
                                                              ========    ========    ========
Weighted average common shares outstanding:
  Basic and diluted.........................................    14,809       9,885       4,994
                                                              ========    ========    ========

          See accompanying notes to consolidated financial statements.

                  MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        AND COMPREHENSIVE INCOME (LOSS)

                                                                  COMMON STOCK       ADDITIONAL
                                                   PREFERRED   -------------------    PAID-IN     ACCUMULATED
                                                     STOCK       SHARES     AMOUNT    CAPITAL       DEFICIT
                                                   ---------   ----------   ------   ----------   -----------
                                                              (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Balances at December 31, 1998....................    $  6       4,563,806    $ 46     $ 26,665     $(30,203)
Conversion of convertible debentures to common
  stock..........................................      --         296,342       3        2,368           --
Issuance of common stock for cash................      --         394,063       4        3,033           --
Warrants exercised...............................      --         681,093       7          183           --
Issuance of warrants.............................      --              --      --        5,634           --
Issuance of preferred stock through private
  placements.....................................      15              --      --        8,070           --
Issuance of preferred stock for cash.............       1              --      --          931           --
Issuance of preferred stock to VLSI..............       1              --      --          998           --
Issuance of common stock in settlement
  agreement......................................      --          38,500      --          308           --
Stock options granted............................      --              --      --        3,180           --
Issuance of common stock to consultant...........      --           4,875      --           51           --
Preferred stock subscribed.......................       1              --      --          299           --
Deferred compensation............................      --              --      --           --           --
Amortization of deferred compensation............      --              --      --           --           --
Comprehensive income (loss):
    Foreign currency translation adjustment......      --              --      --           --           --
    Net loss.....................................      --              --      --           --      (16,457)
Total comprehensive loss.........................
                                                     ----      ----------    ----     --------     --------
Balances at December 31, 1999....................      24       5,978,679      60       51,720      (46,660)
Issuance of common stock for warrants
  exercised......................................      --       1,710,083      17          104           --
Issuance of common stock for options exercised...      --          88,332       1          311           --
Issuance of warrants.............................      --              --      --          578           --
Issuance of Series C preferred stock for cash....       1              --      --          268           --
Issuance of Series D preferred stock for cash....       5              --      --        4,722           --
Conversion of Series D preferred stock into
  common.........................................      (5)        438,595       4            1           --
Conversion of Series C preferred stock into
  common.........................................     (12)        816,917       8            4           --
Common stock issued for cash and note
  receivable.....................................      --         100,000       1        1,199           --
Initial public offering of common stock, net of
  registration Costs.............................      --       4,600,000      46       49,757           --
Issuance of common stock upon conversion of
  bridge loans...................................      --          28,685      --          327           --
Issuance of common stock upon conversion of
  debentures.....................................      --           1,086      --            8           --
Issuance of common stock for services............      --           4,875      --           51           --
Issuance of common stock for acquisition, net of
  $100,000 registration costs....................      --         562,098       6        4,614           --
Repurchase and retirement of common stock........      --          (6,250)     --          (50)          --
Amortization of deferred compensation............      --              --      --           --           --
    Net loss.....................................      --              --      --           --      (15,286)
                                                     ----      ----------    ----     --------     --------
Balances at December 31, 2000....................      13      14,323,100     143      113,614      (61,946)
Issuance of common stock for warrants
  exercised......................................      --          76,500       1            1           --
Issuance of common stock for options exercised...      --          25,000      --           --           --
Issuance of common stock under Employee Stock
  Purchase Plan..................................      --          25,795      --           17           --
Value of warrants issued under license
  agreement......................................      --              --      --           71           --
Conversion of Series C preferred stock into
  common.........................................      (6)        400,264       4            2           --
Cancellation of common stock issued for cash and
  note receivable in 2000........................      --        (100,000)     (1)      (1,199)          --
Common stock issued for cash and note
  receivable.....................................      --         267,127       3          702           --
Issuance of common stock for a prior  --  year
  acquisition....................................      --         110,855       1          130           --
Write-off of deferred compensation...............      --              --      --         (211)          --
Amortization of deferred compensation............      --              --      --           --           --
Comprehensive income (loss):
  Foreign currency translation adjustment........      --              --      --           --           --
  Net loss.......................................      --              --      --           --      (19,684)
    Total comprehensive loss.....................
                                                     ----      ----------    ----     --------     --------
Balances at December 31, 2001....................    $  7      15,128,641    $151     $113,127     $(81,630)
                                                     ====      ==========    ====     ========     ========

                                                       STOCK        ACCUMULATED        NET
                                                   SUBSCRIPTIONS       OTHER       STOCKHOLDERS
                                                   AND DEFERRED    COMPREHENSIVE      EQUITY
                                                   COMPENSATION        LOSS        (DEFICIENCY)
                                                   -------------   -------------   ------------
                                                       (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Balances at December 31, 1998....................     $    --          $(10)         $ (3,496)
Conversion of convertible debentures to common
  stock..........................................          --            --             2,371
Issuance of common stock for cash................          --            --             3,037
Warrants exercised...............................          --            --               190
Issuance of warrants.............................          --            --             5,634
Issuance of preferred stock through private
  placements.....................................          --            --             8,085
Issuance of preferred stock for cash.............          --            --               932
Issuance of preferred stock to VLSI..............          --            --               999
Issuance of common stock in settlement
  agreement......................................          --            --               308
Stock options granted............................          --            --             3,180
Issuance of common stock to consultant...........          --            --                51
Preferred stock subscribed.......................        (300)           --                --
Deferred compensation............................      (2,775)           --            (2,775)
Amortization of deferred compensation............         241            --               241
Comprehensive income (loss):
    Foreign currency translation adjustment......          --            10                10
    Net loss.....................................          --            --           (16,457)
                                                                                     --------
Total comprehensive loss.........................                                     (16,447)
                                                      -------          ----          --------
Balances at December 31, 1999....................      (2,834)           --             2,310
Issuance of common stock for warrants
  exercised......................................          --            --               121
Issuance of common stock for options exercised...          --            --               312
Issuance of warrants.............................          --            --               578
Issuance of Series C preferred stock for cash....          --            --               269
Issuance of Series D preferred stock for cash....          --            --             4,727
Conversion of Series D preferred stock into
  common.........................................          --            --                --
Conversion of Series C preferred stock into
  common.........................................          --            --                --
Common stock issued for cash and note
  receivable.....................................      (1,199)           --                 1
Initial public offering of common stock, net of
  registration Costs.............................          --            --            49,803
Issuance of common stock upon conversion of
  bridge loans...................................          --            --               327
Issuance of common stock upon conversion of
  debentures.....................................          --            --                 8
Issuance of common stock for services............          --            --                51
Issuance of common stock for acquisition, net of
  $100,000 registration costs....................          --            --             4,620
Repurchase and retirement of common stock........          --            --               (50)
Amortization of deferred compensation............       1,113            --             1,113
    Net loss.....................................          --            --           (15,286)
                                                      -------          ----          --------
Balances at December 31, 2000....................      (2,920)           --            48,904
Issuance of common stock for warrants
  exercised......................................          --            --                 2
Issuance of common stock for options exercised...          --            --                --
Issuance of common stock under Employee Stock
  Purchase Plan..................................          --            --                17
Value of warrants issued under license
  agreement......................................          --            --                71
Conversion of Series C preferred stock into
  common.........................................          --            --                --
Cancellation of common stock issued for cash and
  note receivable in 2000........................       1,199            --                (1)
Common stock issued for cash and note
  receivable.....................................        (675)           --                30
Issuance of common stock for a prior  --  year
  acquisition....................................          --            --               131
Write-off of deferred compensation...............         211            --                --
Amortization of deferred compensation............         701            --               701
Comprehensive income (loss):
  Foreign currency translation adjustment........          --           (23)              (23)
  Net loss.......................................          --            --           (19,684)
                                                                                     --------
    Total comprehensive loss.....................                                     (19,707)
                                                      -------          ----          --------
Balances at December 31, 2001....................     $(1,484)         $(23)         $ 30,148
                                                      =======          ====          ========

          See accompanying notes to consolidated financial statements.

                  MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................  $(19,684)  $(15,286)  $(16,457)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Provisions for doubtful accounts and sales returns and
     credits................................................       284        867        955
    Provision for obsolete inventory........................     3,543      1,305      1,734
    Depreciation and amortization...........................     1,695        954        982
    Amortization on deferred loan costs.....................         9      2,527      4,840
    Write-off of tooling equipment..........................       216        540         --
    Loss on sale of subsidiary..............................        --         --        134
    Write-off of note receivable............................     3,000         --         --
    Amortization of deferred compensation...................       701      1,505        253
    Expense for stock subscription and/or stock granted to
     consultant.............................................        21         51         51
    Changes in operating assets and liabilities, net of
     acquisition
      Accounts receivable...................................       587     (3,938)    (1,151)
      Inventories...........................................      (557)    (4,913)        71
      Prepaid expenses and other assets.....................      (764)       353        282
      Accounts payable......................................      (939)     1,028     (2,851)
      Accrued expenses and other current liabilities........      (905)       787       (342)
                                                              --------   --------   --------
        Net cash used in operating activities...............   (12,793)   (14,220)   (11,499)
                                                              --------   --------   --------
Cash flows from investing activities:
    Purchase of property and equipment......................    (1,379)      (944)      (724)
    Cash paid for acquisition, net of cash received.........        --     (1,897)        --
    Cash paid for note receivable...........................      (640)    (2,200)        --
    Cash paid for warrant to purchase preferred stock.......      (764)    (1,200)        --
                                                              --------   --------   --------
        Net cash used in investing activities...............    (2,783)    (6,241)      (724)
                                                              --------   --------   --------
Cash flows from financing activities:
  Net repayment on lines of credit..........................        --     (2,729)    (2,402)
  Borrowings under long-term debt...........................        --         --      5,166
  Repayment of long-term debt and capital lease
    obligations.............................................       (37)    (6,417)      (319)
  Expenses related to conversion of debt into common
    stock...................................................        --         --       (116)
  Net proceeds from issuance of preferred stock.............        --      4,996      9,017
  Net proceeds from sale of common stock....................        17     49,804      3,037
  Proceeds from exercise of warrants and options............         3        434        190
  Cash paid for treasury stock..............................        --        (50)        --
                                                              --------   --------   --------
        Net cash (used in) provided by financing
        activities..........................................       (17)    46,038     14,573
                                                              --------   --------   --------
Effects of exchange rates on cash and cash equivalents......       (23)        --         10
                                                              --------   --------   --------
        Net (decrease) increase in cash and cash
        equivalents.........................................   (15,616)    25,577      2,360
Cash and cash equivalents, beginning of year................    30,369      4,792      2,432
                                                              --------   --------   --------
Cash and cash equivalents, end of year......................  $ 14,753   $ 30,369   $  4,792
                                                              ========   ========   ========
Supplemental disclosure of cash flow information:
  Interest paid.............................................  $     26   $    827   $  1,224
                                                              ========   ========   ========
Supplemental schedule of noncash investing and financing
  activities
  Common stock issued in connection with acquisition, net of
    accrued registration costs..............................  $    131      4,620   $     --
                                                              ========   ========   ========
  Warrants issued in connection with the execution and/or
    extension of long-term debt.............................  $     --   $    578   $  5,634
                                                              ========   ========   ========
  Conversion of debentures and accrued interest to shares of
    common stock............................................  $     --   $    327         --
                                                              ========   ========   ========
  Conversion of bridge loans to shares of common stock......  $     --   $      8   $  2,371
                                                              ========   ========   ========
  Retirement of treasury stock..............................  $     --   $     50   $     --
                                                              ========   ========   ========
  Issuance of 166,666 shares of Series C preferred stock for settlement of accounts payable and inventory
    purchases...............................................  $     --   $     --   $  1,000
                                                              ========   ========   ========
  Issuance of 38,500 shares of common stock as settlement
    for contingent purchase price...........................  $     --   $     --   $    308
                                                              ========   ========   ========
  Options or warrants issued for services...................  $     71   $     --   $  3,180
                                                              ========   ========   ========
  Stock subscription receivable.............................  $    675   $  1,199   $    300
                                                              ========   ========   ========
  Conversion of Series C and D preferred stock to shares of
    common stock............................................  $      6   $     17   $     --
                                                              ========   ========   ========
  Refinance of bridge loan interest payable.................  $     --   $    160   $     --
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

                  MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 13, 2001, 2000 AND 1999

(1) NATURE OF BUSINESS

     Mobility Electronics, Inc. and subsidiaries (collectively, "Mobility" or "the Company") formerly known as Electronics Accessory Specialists International, Inc. was formed on May 4, 1995. Mobility was originally formed as a limited liability corporation; however, in August 1996 the Company became a C Corporation incorporated in the State of Delaware.

     Mobility manufactures and/or distributes in-car and in/out DC power adapters, portable computer docking stations, port replicators, monitor stands and other portable computing products and solutions. Mobility also designs, develops and markets connectivity and remote PCI bus technology and products for the computer industry and a broad range of related embedded processor applications. Mobility distributes products in the U.S., Canada and Europe.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a number of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, warranty obligations, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The Company believes its critical accounting policies, consisting of revenue recognition, accounts receivable, inventories, warranty costs, and deferred income taxes affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. These policies are discussed below.

  (b) PRINCIPLES OF CONSOLIDATION

     The 1999 consolidated financial statements include the accounts of Mobility and its wholly owned subsidiary, Mobility Electronics L.L.C. including its three operating subsidiaries, up to October 1999, being the date of the sale of this subsidiary. The 2000 consolidated financial statements include the accounts of Mobility and its wholly owned subsidiary, Magma, Inc., from October 2, 2000 (date of acquisition) to December 31, 2000. The 2001 consolidated financial statements include the accounts of Mobility and its wholly-owned subsidiaries, Magma, Inc. and Mobility Europe Holdings, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

  (c) REVENUE RECOGNITION

     Revenue from product sales is recognized upon shipment and transfer of ownership from the Company or contract manufacturer to the customer. Allowances for sales returns and credits, based on historical experience, are provided for in the same period the related sales are recorded. Should the actual return or sales credit rates differ from the Company's estimates, revisions to the estimated allowance for sales returns and credits may be required.

     Revenue from technology transfer fees, consisting of the licensing and transferring of Split Bridge(TM) and other technology and architecture, and related training and implementation support services, is recognized over the term of the respective sales or license agreement. Certain license agreements contain no stated

                  MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES termination date, whereby the Company recognizes the revenue over the estimated life of the license. Should the actual life differ from the estimates, revisions to the estimated life may be required.

  (d) CASH AND CASH EQUIVALENTS

     All short-term investments purchased with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents include cash on hand and amounts on deposit with financial institutions.

  (e) ACCOUNTS RECEIVABLE

     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company's customers to make required payments. The allowance is assessed on a regular basis by management and is based upon management's periodic review of the collectibility of the receivables with respect to historical experience. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

  (f) INVENTORIES

     Inventories consist of component parts purchased partially and fully assembled for computer accessory items. The Company has all normal risks and rewards of its inventory held by contract manufacturers. Inventories are stated at the lower of cost (first-in, first-out method) or market. Finished goods and work-in-process inventories include material, labor and overhead costs. Overhead costs are allocated to inventory manufactured in-house based upon direct labor. The Company monitors usage reports to determine if the carrying value of any items should be adjusted due to lack of demand for the items. The Company adjusts down the inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

  (g) PROPERTY AND EQUIPMENT

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

  (h) DEFERRED LOAN COSTS

     Deferred loan costs, consisting primarily of the value of warrants issued in conjunction with certain debt financings, are included in other assets and amortized over the term of the related debt.

  (i) PATENTS, TRADEMARKS AND NON-COMPETE AGREEMENT

     The cost of patents, trademarks and a non-compete agreement are included in other assets and amortized on a straight-line basis over their estimated economic lives of two to five years.

  (j) GOODWILL

     Goodwill represents the excess of purchase price over fair value of net assets acquired and is amortized on a straight-line basis over the estimated economic life of ten years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of goodwill balance over its remaining life can

                  MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES be recovered through undiscounted future operating cash flows of the acquired operation. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

  (k) IMPAIRMENT OF LONG-LIVED ASSETS

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

  (l) WARRANTY COSTS

     The Company provides limited warranties on certain of its products for periods generally not exceeding three years. The Company accrues for the estimated cost of warranties at the time revenue is recognized. The accrual is based on the Company's actual claim experience. Should actual warranty claim rates, or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. The Company's warranty accrual was $178,000 and $291,000 as of December 31, 2001 and 2000, respectively.

  (m) INCOME TAXES

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

     The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to the valuation allowance and deferred tax benefit would increase income in the period such determination was made.

  (n) NET LOSS PER COMMON SHARE

     Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or contracts to issue common stock were exercised or converted to common stock or resulted in the issuance of common stock that then shared in the earnings or loss of the Company. The assumed exercise of outstanding stock options and warrants have been excluded from the calculations of diluted net loss per share as their effect is antidilutive.

  (o) EMPLOYEE STOCK OPTIONS

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options and to adopt the "disclosure only" alternative treatment under Statement of Financial Accounting Standards

                  MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). SFAS No. 123 requires the use of fair value option valuation models that were not developed for use in valuing employee stock options. Under SFAS No. 123, deferred compensation is recorded for the excess of the fair value of the stock on the date of the option grant, over the exercise price of the option. The deferred compensation is amortized over the vesting period of the option.

  (p) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of accounts receivable, accounts payable, and accrued expenses approximates the carrying value due to the short-term nature of these instruments.

  (q) RESEARCH AND DEVELOPMENT

     The cost of research and development is charged to expense as incurred.

  (r) FOREIGN CURRENCY TRANSLATION

     The financial statements of the Company's foreign subsidiary are measured using the local currency as the functional currency. Assets and liabilities of this subsidiary are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the year. The resulting cumulative translation adjustments have been recorded as comprehensive income (loss), a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in consolidated net loss for the years ended December 31, 2001, 2000 and 1999. These foreign currency transaction gains and losses were not considered material and, thus, are not separately disclosed on the face of the accompanying consolidated statements of operations.

  (s) SEGMENT REPORTING

     The Company has only one operating business segment, the sale of peripheral computer equipment.

  (t) RECLASSIFICATIONS

     Certain amounts included in the 2000 and 1999 consolidated financial statements have been reclassified to conform to the 2001 financial statement presentation.

  (u) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

     The Company adopted the provisions of Statement 141 on July 1, 2001, and Statement 142 is effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized,

                  MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

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

     As of the date of adoption, the Company has unamortized goodwill in the amount of $5.6 million, which will be subject to the transition provisions of Statements 141 and 142. At that same date, the Company will have no unamortized identifiable intangible assets and no unamortized negative goodwill. Amortization expense related to goodwill was $621,000 and $155,000 for the years ended December 31, 2001 and 2000, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

     In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement 144"). Statement 144 supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Statement 144 also

                  MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES supercedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company is required to adopt the provisions of Statement 144 as of January 1, 2002. The adoption of Statement 144 is not expected to have a material effect on our consolidated financial statements.

(3) ACQUISITIONS AND SALE

  (a) CNF MOBILE SOLUTIONS

     On May 18, 2001 the Company acquired certain assets, including a product line, inventory related to that product line, and patent rights, of CNF Mobile Solutions, a manufacturer of computer peripheral products, for $685,000 cash. $585,000 of the total purchase price has been capitalized as inventory and intangibles and the remaining $100,000 has been recorded as a component of operating expenses. The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets acquired based upon the estimated fair values at the date of acquisition. No goodwill resulted from the purchase.

  (b) MOBILITY EUROPE HOLDINGS, INC.

     On January 1, 2001, the Company purchased essentially all of the assets of its European distributor for $282,000 cash and assumed its leases, employee contracts and other business contracts in order to better facilitate the sale of the Company's products in Europe. The European operations have been organized as a subsidiary of Mobility Europe Holdings, Inc., which was formed in January 2001 under the laws of the state of Delaware and is owned entirely by the Company. The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets acquired based upon the estimated fair values at the date of acquisition. No goodwill resulted from the purchase.

  (c) MESA RIDGE TECHNOLOGIES

     On October 2, 2000, the Company acquired all of the outstanding stock of Mesa Ridge Technologies, Inc., doing business as MAGMA, a California corporation ("Magma"). Magma manufactures and markets connectivity products (serial products and PCI slot expansion systems) to the music, video and satellite communications industries. The purchase price consisted of $2,000,000 in cash and 562,098 shares of Common Stock, valued at $4,720,000. In addition, contingent earn out payments are to be made to the selling stockholders depending upon Magma's performance over the two years following the date of acquisition, which are measured and payable on each anniversary date of the acquisition. During 2001, the Company issued 110,855 shares of common stock (valued at $131,000) as settlement of the first earn out payment under this purchase agreement.

     The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon the estimated fair values at the date of acquisition. The acquisition resulted in goodwill of $6,211,000 which is being amortized on a straight-line basis over ten years.

                  MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

     The purchase price of $6,719,000 plus acquisition costs of $197,000 was allocated as follows (amounts in thousands):

Purchase price:
  Cash consideration........................................   $ 2,000
  Common stock and additional paid-in capital...............     4,720
  Costs of acquisition......................................       197
                                                               -------
                                                               $ 6,917
                                                               =======
Assets acquired and liabilities assumed:
  Current assets............................................   $ 2,216
  Equipment.................................................        26
  Other assets..............................................        13
  Goodwill..................................................     6,211
  Current liabilities.......................................    (1,549)
                                                               -------
                                                               $ 6,917
                                                               =======

     The consolidated financial statements as of December 31, 2000 includes the accounts of Magma and results of operations since the date of acquisition. The following summary, prepared on a pro forma basis present the results of operations as if the acquisition had occurred on January 1, 1999 (amounts in thousands, except per share data).

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
                                                              (UNAUDITED)   (UNAUDITED)
Net revenue.................................................   $ 34,760      $ 20,514
                                                               ========      ========
Net loss....................................................   $(15,911)     $(16,492)
                                                               ========      ========
Net loss attributable to common stockholders................   $(15,959)     $(17,941)
                                                               ========      ========
Basic and diluted loss per share............................   $  (1.53)     $  (3.23)
                                                               ========      ========

     The pro forma results are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of 1999 or as a projection of future results.

  (d) MIRAM

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

                  MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

  (e) SALE OF MOBILITY ELECTRONICS LLC

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

(4) INVENTORIES

     Inventories consist of the following (amounts in thousands):

                                                               DECEMBER 31,
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
Raw materials...............................................  $1,494   $3,167
Finished goods..............................................   1,891    3,204
                                                              ------   ------
                                                              $3,385   $6,371
                                                              ======   ======

(5) PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (amounts in thousands):

                                                               DECEMBER 31,
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
Furniture and fixtures......................................  $  258   $  244
Store, warehouse and related equipment......................     743      406
Computer equipment..........................................   1,477    1,159
Capital lease assets........................................      --      582
Tooling.....................................................   2,068    2,006
Leasehold improvements......................................      67       63
                                                              ------   ------
                                                               4,613    4,460
Less accumulated depreciation and amortization..............   2,744    2,777
                                                              ------   ------
  Property and equipment, net...............................  $1,869   $1,683
                                                              ======   ======

     Capital lease assets consist of computers and furniture and fixtures. Capital lease assets were fully amortized during 2001.

                  MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

(6) OTHER ASSETS

     Other assets consist of the following (amounts in thousands):

                                                               DECEMBER 31,
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
Note receivable.............................................  $   --   $2,200
Investment in warrant.......................................      --    1,200
Investment in preferred stock...............................   1,964       --
Prepaid license fee.........................................     676      400
Patents, trademarks and designs.............................     816      454
Other.......................................................     213      144
                                                              ------   ------
                                                               3,669    4,398
Less accumulated amortization...............................     409      245
                                                              ------   ------
  Net other assets..........................................  $3,260   $4,153
                                                              ======   ======

(7) NOTE RECEIVABLE

     In August 2000, the Company entered into a Strategic Partner Agreement and Purchase and Development Agreement with a Portsmith, Inc. ("Portsmith") to develop, license and sell certain products. In conjunction with these agreements, the Company signed a subordinated promissory note ("Subordinated Note") to loan up to $3,000,000 to Portsmith. Interest on the Subordinated Note, which accrues at a rate of 8% per annum, is payable on each anniversary date of the note, with principal, together with all accrued but unpaid interest, due and payable on August 29, 2003. The principal balance of the Subordinated Note is convertible at any time into post-conversion equity interest in Portsmith. During 2000, the Company advanced $2,200,000 to Portsmith under the Subordinated Note, all of which was outstanding at December 31, 2000 and reflected as a component of other assets. During 2001, the Company advanced the remaining $800,000. In September 2001, the Company determined the Subordinated Note to be uncollectible and wrote-off the $3,000,000 balance.

     In February 2002, the Company acquired Portsmith pursuant to the merger of Portsmith with the Company's subsidiary, Mobility Europe Holdings, Inc. See note 18.

(8) INVESTMENT IN PREFERRED STOCK

     In September 2000, the Company paid $1,200,000 to purchase a warrant to purchase Series A preferred stock of a company. The warrant is initially exercisable to purchase shares of Series A preferred stock equal to 10% of the fully diluted capital stock at an aggregate exercise price of $764,000. However, the exercise price and number of shares to be acquired upon the exercise of the warrant is adjusted if the company issues any capital stock or stock equivalent other than with respect to the exercise of the warrant at a price of less than $2,750 per share. During 2001, the Company paid $764,000 to exercise the warrant and the investment in Series A preferred stock is stated at a cost of $1,964,000 as a component of other assets at December 31, 2001.

(9) OPERATING LEASE COMMITMENTS

     The Company has entered into various non-cancelable operating lease agreements for its office facilities, automobile, and office equipment. Existing facility leases require monthly rents plus payment of property taxes, normal maintenance and insurance on facilities. Rental expense for the operating leases was $1,000,000, $675,000 and $478,000 during the years ended 2001, 2000, and
1999, respectively.

                  MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

     A summary of the minimum future lease payments for the years ending after December 31 follows (amounts in thousands):

2002........................................................  $  622
2003........................................................     215
2004........................................................     183
                                                              ------
                                                              $1,020
                                                              ======

(10) INCOME TAXES

     The Company has generated net operating losses for both financial and income tax reporting purposes since inception. At December 31, 2001 and 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $62,060,000 and $47,480,000, respectively, and approximately $2,580,000 and $0 for foreign income tax purposes, respectively, which, subject to annual limitations, are available to offset future taxable income, if any, through 2021 and net operating loss carryforwards for state income tax purposes of approximately $62,060,000 and $47,480,000, which are available to offset future taxable income through 2006.

     The temporary differences that give rise to deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows (amounts in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Deferred tax assets:
  Net operating loss carryforward for federal income
     taxes..................................................  $ 23,162   $ 18,204
  Net operating loss carryforward for foreign income
     taxes..................................................       775         --
  Net operating loss carryforward for state income taxes....     4,271      3,309
  Depreciation and amortization.............................       154        151
  Section 263A inventory....................................        63         63
  Accrued liabilities.......................................       156        278
  Reserves..................................................       175        205
  Bad debts.................................................        31         89
  Investment tax credits....................................       181        181
  Inventory obsolescence....................................     2,006        801
                                                              --------   --------
     Total gross deferred tax assets........................    30,974     23,281
                                                              --------   --------
Deferred tax liabilities....................................        --         --
     Net deferred tax assets................................    30,974     23,281
Less valuation allowance....................................   (30,974)   (23,281)
                                                              --------   --------
       Net deferred tax assets..............................  $     --   $     --
                                                              ========   ========

     The valuation allowance for deferred tax assets as of December 31, 2001 and 2000 was $30,974,000 and $23,281,000, respectively. The net change in the total valuation allowance for the years ended December 31, 2001 and 2000 was an increase of $7,693,000 and $6,249,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. In addition, due to the frequency of equity transactions within the Company, it is possible the use

                  MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES of the net operating loss carryforward may be limited in accordance with Section 382 of the Internal Revenue Code. A determination as to this limitation will be made at a future date as the net operating losses are utilized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences.

(11) STOCKHOLDERS' EQUITY

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

     During 1998, the Company issued 558,400 shares of Series C preferred stock for $3,354,000, net of legal and issuance costs of $415,000 through a Private Placement. During 1999, the remaining 176,900 shares relating to this Private Placement were issued for $1,058,000, net of issuance costs of $136,000. An additional 91,909 shares were issued as a result of repricing the Private Placement from $6.75 per share to $6.00 per share and 5,804 shares were issued as payment for broker commissions.

     During 1999, the Company issued 1,182,744 shares of Series C preferred stock at $6.00 per share for $7,027,000 million, net of legal and Private Placement fees of $70,000, in conjunction with a Private Placement. During January 2000, the Company completed the Private Placement and issued an additional 48,706 shares of Series C preferred stock for $269,000, net of legal and issuance costs of $23,000. In conjunction with this Private Placement, the Company issued a warrant for each share of Series C preferred

                  MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES stock to purchase one share of common stock. In addition, the Company issued warrants to purchase 72,584 shares of common stock as settlement of certain private placement fees. The total warrants issued of 1,292,594 and 11,440 are exercisable at $0.02 and $9.60, respectively, per common stock share and expire December 2004.

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

     In April 1999, the Company entered into an agreement with VLSI Technology, Inc. (VLSI) under which the Company issued 166,666 shares of Series C preferred stock at $6.00 per share in exchange for the settlement of liabilities of $406,000 with the Company and a prepayment for inventory purchases of $593,000, net of issuance costs of $68,000.

     At the date of issuance of the Series C shares, a non-cash beneficial conversion adjustment of $49,000 and $1,450,000, which represents a 17% discount to the fair value of the common stock at the date of issuance, has been recorded in the 2000 and 1999 consolidated financial statements as an increase and decrease to additional paid-in capital, respectively.

     On March 6, 2000, the Company signed a Strategic Partner Agreement with Cybex Computer Products Corporation (Cybex). The Company and Cybex have agreed to license certain technology to each other and the Company has agreed to sell certain of its products to Cybex on a private label basis. In conjunction with this agreement, the Company sold Cybex 500,000 shares of $0.01 par value Series D preferred stock for $4,727,000, net of issuance of costs of $273,000. The Series D preferred stockholders have voting rights consistent with common stockholders and have liquidation preference over common stockholders but subordinate to Series C preferred stockholders. The Series D preferred stock is convertible into shares of common stock. On June 30, 2000, the Series D preferred stock were converted to 438,595 shares of common stock at a conversion rate of 1-to-0.87719 ($10.00 divided by 95% of the $12.00 initial public offering price per share of common stock).

     During 2000, 1,017,434 shares of Series C preferred stock sold under these Private Placements were converted into 701,926 shares of common stock at a conversion rate of 1-to-0.68995, Series C preferred stock to common stock.

     During 2001, 581,049 shares of Series C preferred stock sold under these Private Placements were converted into 400,264 shares of common stock at an average conversion rate of 1-to-0.68886, Series C preferred stock to common stock.

  (b) COMMON STOCK

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

     During 1999, the Company issued 4,875 shares of common stock valued at $51,000 for services performed by a third-party consultant, which was recorded as compensation expense in 1999.

                  MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

     During 1999, the Company issued 394,063 shares of common stock for $3,037,000, net of issuance costs of $116,000 under a private placement.

     On June 30, 2000, the Company's registration statement on Form S-1 registering its initial public offering ("IPO") of 4,000,000 shares of common stock became effective. At the offering price of $12.00 per share, the Company received proceeds of $44,600,000 from the IPO, net of underwriting discounts and commissions of $3,400,000. Other offering expenses totaled $1,500,000. Net cash proceeds to the Company after the payment of total offering expenses of $4,900,000 was $43,100,000. As part of the IPO, the Company granted the underwriters a 30-day option from the effective date of the IPO to purchase up to 600,000 additional shares of common stock to cover over-allotments, if any. On July 28, 2000, the underwriters exercised their 30-day option in full and purchased 600,000 additional shares of common stock, resulting in additional IPO proceeds received by the Company of $6,700,000, net of underwriting discounts and commissions of $504,000. Including the underwriters' over-allotment option, the net cash proceeds received by the Company after deducting the total offering expenses of $5,400,000 was $49,800,000.

  (c) STOCK SUBSCRIPTION AND DEFERRED COMPENSATION

     During 1999, 75,000 incentive stock options to purchase common stock at a weighted average exercise price of $2.68 were issued to an officer. The Company recorded $400,000 of deferred compensation, which represents the intrinsic value of these stock options, related to the issuance of the options, which are charged to compensation expense over the vesting period through March 2002. The unamortized portion, which is recorded as a deduction from stockholders' equity, is $17,000 and $83,000 at December 31, 2001 and 2000, respectively.

     During 1999, 441,250 incentive stock options to purchase common stock at a weighted average exercise price of $4.00 were issued to employees. The Company recorded $2,375,000 of deferred compensation expense, which represents the intrinsic value of these stock options, related to the issuance of the options, which are charged to compensation expense over the vesting period through periods ranging from December 2000 to December 2004. The unamortized portion, which is recorded as a deduction from stockholders' equity, is $492,000 and $1,338,000 at December 31, 2001 and 2000, respectively.

     In December 1999, the Company entered into a promissory note in the principal sum of $300,000 with an executive of the Company to finance his purchase of 50,000 shares of Series C preferred stock at a composite purchase price of $6.00 for one share of preferred stock and one warrant for the purchase of 50,000 shares of common stock at an exercise price of $0.02.

     In June 2000, the Company sold 100,000 shares of common stock at a price of $12.00 per share to a company in exchange for $1,000 in cash and $1,199,000 promissory note which bears interest at 6% per annum and is secured by these shares of common stock. Accrued but unpaid interest under the promissory note is due and payable on each anniversary date of the promissory note beginning June 30, 2001, with all unpaid principal and interest due and payable in full on June 30, 2003. As of December 31, 2000, the $1,199,000 outstanding principal balance is reflected as a component of deferred compensation and stock subscriptions. During 2001, the promissory note was canceled and the 100,000 shares of common stock were returned to the Company.

     During 2001, the Company entered into a promissory note in the principal sum of $76,200 with a consultant to finance his purchase of 60,000 shares of common stock at a purchase price of $1.28 per share. The Company recorded compensation expense of $21,000 during 2001 as a result of this transaction.

     During 2001, the Company entered into promissory notes in the principal sum of $598,000 with two executives of the Company and one related party to finance their purchase of 206,898 shares of common stock at a composite purchase price of $2.90 for one share of common stock.

                  MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

(12) EMPLOYEE BENEFIT PLANS

  (a) RETIREMENT PLAN

     The Company has a defined contribution 401(k) plan for all employees. Under the 401(k) plan, employees are permitted to make contributions to the plan in accordance with IRS regulations. The Company may make discretionary contributions as approved by the Board of Directors. The Company contributed $36,000 during 2001. There were no Company contributions made during 2000 and 1999.

  (b) INCENTIVE STOCK OPTION PLAN AND WARRANTS

     In 1995, the Board granted stock options to employees to purchase 132,198 shares of common stock. Later in 1996, the Company adopted an Incentive Stock Option Plan (the Plan) pursuant to the Internal Revenue Code. During 2001, the Plan was amended to increase the aggregate number of shares of common stock for which options may be granted or for which stock grants may be made to 2,500,000. Options become exercisable over varying periods up to five years and expire at the earlier of termination of employment or up to seven years after the date of grant. The options under both the Plan and Board approved were granted at the fair market value of the Company's stock at the date of grant as determined by the Company's Board of Directors. There were 1,141,028 shares available for grant under the Plan as of December 31, 2001.

     The per share weighted average fair value of stock options granted under the Plan for the years ended December 31, 2001, 2000 and 1999, was $2.77, $2.80 and $5.22, respectively, based on the date of grant using the Black-Scholes method for 2001 and 2000, and the minimum value method for 1999 with the following weighted average assumptions:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                              2001     2000    1999
                                                              -----    ----    ----
Expected life (years).......................................    2.5     2.5    5.0
Risk-free interest rate.....................................    3.5%    6.1%   5.1%
Dividend yield..............................................    0.0%    0.0%   0.0%
Volatility..................................................  100.0%   50.0%    --

                  MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

     The following table summarizes information regarding stock option activity for the years ended December 31, 1999, 2000 and 2001:

                                                                  WEIGHTED AVERAGE EXERCISE
                                                       NUMBER          PRICE PER SHARE
                                                      ---------   -------------------------
Outstanding, December 31, 1998......................    478,214            $ 9.26
  Granted...........................................    735,239              5.26
  Canceled..........................................   (253,527)            11.33
  Exercised.........................................         --                --
                                                      ---------            ------
Outstanding, December 31, 1999......................    959,926              5.65
  Granted...........................................    573,650              8.10
  Canceled..........................................    (56,735)             7.74
  Exercised.........................................    (88,332)             3.54
                                                      ---------            ------
Outstanding, December 31, 2000......................  1,388,509              6.71
  Granted...........................................    887,400              2.77
  Canceled..........................................   (872,871)             7.26
  Exercised.........................................    (25,000)             0.02
                                                      ---------            ------
Outstanding, December 31, 2001......................  1,378,038            $ 3.91
                                                      =========            ======

     The following table summarizes information about the stock options outstanding at December 31, 2001:

                                        WEIGHTED AVERAGE
                            OPTIONS        REMAINING       WEIGHTED AVERAGE     OPTIONS     WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES  OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
------------------------  -----------   ----------------   ----------------   -----------   ----------------
$0.95-$ 3.11............     371,706          4.55              $2.53            68,954          $2.72
$3.15-$ 3.52............     508,266          4.41              $3.18           120,039          $3.25
$4.00...................     351,651          2.91              $4.00           234,853          $4.00
$7.72-$12.65............     146,415          2.31              $9.73           121,971          $9.62
                           ---------         -----              -----           -------          -----
$0.95-$12.65............   1,378,038          3.84              $3.91           545,817          $4.93
                           =========         =====              =====           =======          =====

     Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amount indicated below (amounts in thousands, except per share):

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
Net loss applicable to common stockholders:
  As reported...............................................  $(19,684)  $(15,335)  $(17,907)
                                                              ========   ========   ========
  Pro forma.................................................  $(20,308)  $(16,129)  $(18,147)
                                                              ========   ========   ========
Net loss per share -- basic and diluted:
  As reported...............................................  $  (1.33)  $  (1.55)  $  (3.59)
                                                              ========   ========   ========
  Pro forma.................................................  $  (1.37)  $  (1.63)  $  (3.63)
                                                              ========   ========   ========

     Pro forma net loss reflects only options granted since 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amount presented above because compensation cost is reflected over the options' vesting period of four to five years.

                  MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

     In January 1999, the Company issued 32,500 warrants to purchase common stock in connection with the Private Placement of Series C Preferred Stock. The warrants are exercisable at $12.00 per share and expire January 2004.

     In March 1999, 525,000 warrants were issued to purchase common stock for an exercise price of $0.02. The warrants, valued at $4,200,000, were recorded as deferred loan costs in other assets and charged to interest expense over the term of the related debt.

     In May 1999, the Company granted consultants 35,000 stock options for services performed. The options are exercisable at $8.00 per share and expire in May 2003. The Company recorded $37,000 of deferred compensation in other assets related to the issuance of the options. The value of these options was amortized to compensation expense resulting in non-cash compensation of $28,000 and $9,000 during 2000 and 1999, respectively.

     In May 1999, in conjunction with the issuance of Bridge Notes in a Private Placement, 65,000 warrants were issued to purchase common stock for an exercise price of $0.02. The warrants, valued at $520,000, were included as deferred loan costs in other assets. The value of the warrants was charged to interest expense over the term of the related debt.

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

     In December 1999, the Company granted a consultant 35,000 stock options for services performed. The options are exercisable at $4.00 per share and expire in December 2003. The Company recorded $368,000 of deferred compensation in other assets related to the issuance of the options. The value of these options was amortized to compensation expense resulting in non-cash compensation of $365,000 and $3,000 during 2000 and 1999, respectively.

     In December 1999, the Company issued 1,255,327 warrants to purchase common stock in connection with the Private Placement of Series C preferred stock. 1,243,888 and 11,439 warrants are exercisable at $0.02 and $9.60, respectively, and expire October 1, 2002.

     In November 1999, the Company issued 56,250 warrants to purchase common stock in connection with the extension of its $4,500,000 line of credit. The warrants were issued to certain stockholders as part of their personal guarantees and indemnification arrangements for this line of credit. The warrants, valued at $450,000, are exercisable at $4.00, expire November 1, 2004, were recorded as deferred loan costs in other assets and were charged to interest expense over the term of the line of credit.

     In December 1999, the Company granted a consultant 50,000 warrants to purchase common stock for services performed in connection with the purchase of Series C preferred stock. The warrants are exercisable at $0.02 and expire December 2004.

     During 1999, 655,843 and 25,250 warrants were exercised at $0.02 and $7.00 per share, respectively, for a total of $190,000.

     In January 2000, the Company issued warrants to purchase 48,706 shares of common stock exercisable $0.02 per common stock share in conjunction with the completion of Private Placement of Series C preferred stock.

     During 2000, the Company issued warrants to purchase 138,502 and 30,444 shares of common stock in connection with the extension of certain Bridge Promissory Notes and Promissory Notes, respectively. These warrants (valued at $213,000 and $365,000, respectively, for a total of $578,000) are exercisable at $11.40 and

                  MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

$0.02 per share, respectively. The value of these warrants were recorded as deferred loan costs in other assets and charged to interest expense over the term of the related debt.

     During 2000, 1,711,180 warrants were exercised to acquire 1,710,083 shares of common stock at a weighted average exercise price of $0.07 per share for total net proceeds of $121,000.

     During 2001, the Company issued warrants to purchase 75,000 shares of common stock in connection with a technology license agreement. These warrants, valued at $71,000, using the Black-Scholes pricing model, are exercisable at $1.38 per share. The value of these warrants has been recorded as a component of other assets to be amortized to compensation expense over the term of the related license agreement.

     During 2001, 76,500 warrants were exercised to acquire 76,500 shares of common stock at $0.02 per share for total net proceeds of $2,000.

     During 2001, 564,944 warrants expired. At December 31, 2001, 526,666 unexercised warrants remained outstanding at exercise prices ranging from $0.01 to $7.00 per share.

  (c) EMPLOYEE STOCK PURCHASE PLAN

     The Company established an Employee Stock Purchase Plan (the "Purchase Plan") in October 2001, under which 2,000,000 shares of Common Stock have been reserved for issuance. Eligible employees may purchase a limited number of shares of the Company's Common Stock at 85% of the market value at certain plan-defined dates. In 2001, 25,795 shares were issued under the Purchase Plan for net proceeds of $18,000. At December 31, 2001, 1,974,205 shares were available for issuance under the purchase plan.

(13) NET LOSS PER SHARE

     The computation of basic and diluted net loss per share follows (in thousands, except per share amounts):

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
Net loss.............................................  $(19,684)  $(15,286)   (16,457)
Beneficial conversion costs of preferred Stock.......        --        (49)    (1,450)
                                                       --------   --------   --------
Net loss attributable to common Stockholders.........  $(19,684)  $(15,335)  $(17,907)
                                                       ========   ========   ========
Weighted average common shares Outstanding -- basic
  and diluted........................................    14,809      9,885      4,994
                                                       ========   ========   ========
Net loss per share -- basic and diluted..............  $  (1.33)  $  (1.55)  $  (3.59)
                                                       ========   ========   ========
Stock options and warrants not included in Diluted
  EPS since antidilutive.............................     1,905      2,482      3,546
                                                       ========   ========   ========
Convertible preferred stock not included in Diluted
  EPS since antidilutive.............................       683      1,264      2,399
                                                       ========   ========   ========

(14) CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

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

                  MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

     Two customers accounted for 34% and 33% of net sales for the year ended December 31, 2001 and 32% and 18% of net sales for the year ended December 31, 2000. One customer accounted for 26% of net sales for the year ended December 31, 1999.

     Export sales were approximately 31%, 32% and 18% of the Company's net sales for the years ended December 31, 2001, 2000 and 1999, respectively. The principal international market served by the Company was Europe.

(15) CONTINGENCIES

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

(16) RELATED PARTY TRANSACTIONS

     The Company has an agreement with a related entity under which this entity provides management services. The Company paid the consultant approximately $20,000, $39,000 and $42,000 for the years ended December 31, 2001, 2000 and
1999, respectively.

     During 2000, the Company recognized $2,000,000 of revenue from an entity in which it has a preferred stock ownership.

     During 2001, the Company sold 206,898 shares of common stock to two officers of the Company and an affiliate of an officer at a purchase price of $2.90 per share. Each investor paid $690 in cash (or $2,070 in total) and executed and delivered to the Company a three-year Promissory Note, in the original principal amount of $199,311 each (or $597,933 in total), and bearing interest at a rate of 6.33% per annum. Each Promissory Note is secured by the shares of common stock so issued. The notes are reflected as contra equity on the statement of stockholders' equity.

                  MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

(17) SUPPLEMENTAL FINANCIAL INFORMATION

     A summary of additions and deductions related to the allowances for accounts receivable for the years ended December 31, 2001, 2000 and 1999 follows (amounts in thousands):

                                            BALANCE AT    CHARGED TO                BALANCE AT
                                           BEGINNING OF   COSTS AND                   END OF
                                               YEAR        EXPENSES    DEDUCTIONS      YEAR
                                           ------------   ----------   ----------   ----------
Allowance for doubtful accounts:
  Year ended December 31, 2001...........      $219          $(96)        $ 46         $ 77
                                               ====          ====         ====         ====
  Year ended December 31, 2000...........      $630          $262         $673         $219
                                               ====          ====         ====         ====
  Year ended December 31, 1999...........      $648          $219         $237         $630
                                               ====          ====         ====         ====
Allowance for sales returns:
  Year ended December 31, 2001...........      $190          $380         $341         $229
                                               ====          ====         ====         ====
  Year ended December 31, 2000...........      $345          $605         $760         $190
                                               ====          ====         ====         ====
  Year ended December 31, 1999...........      $357          $766         $778         $345
                                               ====          ====         ====         ====

(18) SUBSEQUENT EVENTS

     In February 2002, the Company acquired Portsmith, Inc. pursuant to the merger of Portsmith with the Company's subsidiary, Mobility Europe Holdings, Inc. In accordance with terms of the acquisition agreement, the Company issued 800,000 shares of common stock to the Portsmith stockholders of which 400,000 shares are held in escrow for the Portsmith stockholders, the issuance of which is contingent upon certain performance criteria of Portsmith on the first anniversary of the acquisition. In addition, contingent earn out payments are to be made to the Portsmith stockholders depending upon Portsmith's future performance on the one year anniversary of the acquisition date. In addition, as part of this transaction, the Company's $3,000,000 loan to Portsmith (see Note
7), plus accrued interest, was converted into an equity contribution in Portsmith.

     On March 25, 2002, the Company announced its execution of a definitive agreement to acquire iGo Corporation. The transaction is subject to certain material conditions precedent, including without limitation, approval by the stockholders of iGo and the declared effectiveness by the Securities and Exchange Commission of a registration statement, which registers the issuance of shares of the Company's common stock to be issued in the transaction.

                  MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

(19) QUARTERLY FINANCIAL DATA (UNAUDITED)

     A summary of the quarterly data for the years ended December 31, 2001 and 2000 follows (amounts in thousands, except per share amounts):

                                                  FIRST    SECOND     THIRD    FOURTH
                                                 QUARTER   QUARTER   QUARTER   QUARTER
                                                 -------   -------   -------   -------
  Year ended December 31, 2001:
  Net revenue..................................  $ 7,176   $ 7,005   $ 7,090   $ 7,054
                                                 =======   =======   =======   =======
  Gross profit (loss)..........................  $ 1,597   $  (236)  $   420   $   841
                                                 =======   =======   =======   =======
  Operating expenses...........................  $(5,747)  $(6,229)  $(7,991)  $(3,717)
                                                 =======   =======   =======   =======
  Loss from operations.........................  $(4,150)  $(6,465)  $(7,571)  $(2,876)
                                                 =======   =======   =======   =======
  Net loss attributable to common
     Stockholders..............................  $(3,662)  $(6,140)  $(7,260)  $(2,622)
                                                 =======   =======   =======   =======
Net loss per share:
  Basic and diluted............................  $ (0.25)  $ (0.41)  $ (0.49)  $ (0.17)
                                                 =======   =======   =======   =======
Year ended December 31, 2000:
  Net revenue..................................  $ 5,002   $ 6,290   $ 7,605   $ 9,108
                                                 =======   =======   =======   =======
  Gross profit.................................  $ 1,395   $ 1,468   $ 2,431   $ 2,496
                                                 =======   =======   =======   =======
  Operating expenses...........................  $(3,350)  $(4,045)  $(5,913)  $(7,673)
                                                 =======   =======   =======   =======
  Loss from operations.........................  $(1,955)  $(2,577)  $(3,482)  $(5,177)
                                                 =======   =======   =======   =======
  Net loss attributable to common
     Stockholders..............................   (2,931)   (3,182)   (4,559)   (4,663)
                                                 =======   =======   =======   =======
Net loss per share:
  Basic and diluted............................  $ (0.46)  $ (0.46)  $ (0.37)  $ (0.33)
                                                 =======   =======   =======   =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

     The response to this Item regarding our directors and compliance with
Section 16(a) of the Exchange Act by our officers and directors will be contained in the Proxy Statement for the 2002 Annual Meeting of Shareholders under the captions "Election of Directors" and Section 16(a) "Beneficial Ownership Reporting Compliance" and is incorporated by reference herein. The response to this Item regarding our executive officers is contained in the Supplemental Item -- "Executive Officers of the Registrant" found in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     The response to this Item will be contained in the Proxy Statement for the 2002 Annual Meeting of Shareholders under the captions "How are directors compensated?" and "Executive Compensation" and is incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this Item will be contained in the Proxy Statement for the 2002 Annual Meeting of Shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated by reference herein.

ITEM 13.  CERTAIN TRANSACTIONS

     The response to this Item will be contained in the Proxy Statement for the 2002 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions" and is incorporated by reference herein.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1)(2) Financial Statements

          See the Index to Consolidated Financial Statements and Financial Statement Schedule in Part II, Item 8.

     (b) Forms 8-K

          No form 8-K's were filed during the last quarter of the period covered by this Report.

     (c) Exhibits

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
  3.1      --  Certificate of Incorporation of the Company.(1)
  3.2      --  Articles of Amendment to the Certificate of Incorporation of
               the Company dated as of June 17, 1997.(3)
  3.3      --  Articles of Amendment to the Certificate of Incorporation of
               the Company dated as of September 10, 1997.(1)
  3.4      --  Articles of Amendment to the Certificate of Incorporation of
               the Company dated as of July 20, 1998.(1)

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
  3.5      --  Articles of Amendment to the Certificate of Incorporation of
               the Company dated as of February 3, 2000.(1)
  3.6      --  Certificate of Designations, Preferences, Rights and
               Limitations of Series C Preferred Stock.(1)
  3.7      --  Amended Bylaws of the Company.(1)
  3.8      --  Certificate of the Designations, Preferences, Rights and
               Limitations of Series D Preferred Stock.(2)
  3.9      --  Articles of Amendment to the Certificate of Incorporation of
               the Company dated as of March 31, 2000.(3)
  4.1      --  Specimen of Common Stock Certificate.(4)
  4.2      --  Form of 12% Convertible Debenture of the Company.(1)
  4.3      --  Registration Rights Agreement by and between the Company and
               Miram International, Inc. dated July 29, 1997.(1)
  4.4      --  Form of Unit Purchase Agreement used in 1998 Private
               Placements for the Purchase of Up To 900 Units, Each
               Consisting of 1,000 shares of the Company's common stock.(1)
  4.5      --  Form of Unit Purchase Agreement used in 1997 Private
               Placements for the Purchase of Up To 875 Units, Each
               Consisting of 2,000 shares of the Company's common stock and warrants to purchase 500 shares of the Company's and
               warrants to purchase 500 shares of the Company's Common
               Stock.(1)
  4.6      --  Form of Warrant to Purchase Shares of common stock of the
               Company used with the 13% Bridge Notes and Series C
               Preferred Stock Private Placements.(3)
  4.7      --  Form of 13% Bridge Promissory Note and Warrant Purchase
               Agreement used in March 1999 Private Placement.(1)
  4.9      --  Form of 13% Bridge Note issued in July 1999 Private
               Placement.(1)
  4.10     --  13% Bridge Note Conversion Notice expired June 30, 1999.(1)
  4.11     --  Form of Series C Preferred Stock Purchase Agreement used in
               1998 and 1999 Private Placements.(1)
  4.12     --  Form of Series C Preferred Stock and Warrant Purchase
               Agreement used in 1999 and 2000 Private Placements.(1)
  4.13     --  Series C Preferred Stock Purchase Agreement executed May 3,
               1999, between the Company, Philips Semiconductors VLSI, Inc.
               (f/k/a VLSI Technology, Inc.) and Seligman Communications
               and Information Fund, Inc.(1)
  4.14     --  Amended and Restated Stock Purchase Warrant issued by the
               Company to Finova Capital Corporation (f/k/a Sirrom Capital
               Corporation) dated as of March 25, 1998.(1)
  4.15     --  Stock Purchase Warrant issued by the Company to Finova
               Capital Corporation (f/k/a Sirrom Capital Corporation) dated as of March 25, 1998.(1)
  4.16     --  Series C Preferred Stock and Warrant Purchase Agreement
               dated October 29, 1999, between the Company and Seligman
               Communications and Information Fund, Inc.(1)
  4.17     --  Contribution and Indemnification Agreement by and among
               Janice L. Breeze, Jeffrey S. Doss, Charles R. Mollo, Cameron
               Wilson, the Company and certain Stockholders of the Company dated April 20, 1998.(1)
  4.18     --  Form of Warrant to Purchase common stock of the Company issued to certain holders in connection with that certain
               Contribution and Indemnification Agreement by and among
               Janice L. Breeze, Jeffrey S. Doss, Charles S. Mollo, Cameron
               Wilson, the Company and certain Stockholders of the Company dated April 20, 1998.(1)
  4.19     --  Form of Warrant to Purchase common stock of the Company issued to certain holders in connection with that certain
               Contribution and Indemnification Agreement by and among
               Janice L. Breeze, Jeffrey S. Doss, Charles S. Mollo, Cameron
               Wilson, the Company and certain Stockholders of the Company dated November 2, 1999.(2)

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
  4.20     --  Form of Warrant to Purchase Common Stock of the Company
               issued in the 1997 Private Placement.(2)
  4.21     --  Form of 13% Bridge Note issued in March 1999 Private
               Placement.(2)
  4.23     --  Investor Rights Agreement dated October 29, 1999 by and between the Company and Seligman Communications and
               Information Fund, Inc. entered into in connection with the
               Series C Preferred Stock and Warrant Purchase Agreement
               dated October 29, 1999.(2)
  4.24     --  Form of Warrant to Purchase Shares of Common Stock issued in connection with the Loan Extension Agreement dated February
               29, 2000.(2)
  4.25     --  Investors' Rights Agreement executed May 3, 1999 between the
               Company, Philips Semiconductors VLSI, Inc. (f/k/a VLSI
               Technology, Inc.) and Seligman Communications and
               Information Fund, Inc.(3)
  4.26     --  Registration Rights granted by the Company to Avocent
               Computer Products Corporation in connection with the
               Strategic Partner Agreement dated March 6, 2000.(3)
  4.27     --  13% Bridge Note Conversion Notice used in July 1999 Private
               Placement.(5)
 10.1      --  Form of Stock Purchase Agreement, dated as of March 2, 2001, by and between the Company and each of Jeffrey S. Doss,
               Donald W. Johnson and La Luz Enterprises, L.L.C.(5)
 10.2      --  Form of Promissory Note, dated March 2, 2001, in the
               principal amount of $199,311, and issued by each of Jeffrey
               S. Doss, Donald W. Johnson and La Luz Enterprises, L.L.C. to
               the Company(5)
 10.3      --  Form of Pledge and Security Agreement, dated as of March 2,
               2001, by and between the Company and each of Jeffrey S.
               Doss, Donald W. Johnson and La Luz Enterprises, L.L.C.(5)
 10.4      --  Guaranty, dated as of March 2, 2001, issued by Charles R.
               Mollo in favor of the Company(5)
 10.5      --  Agreement and Plan of Merger dated as of February 20, 2002, by and among Portsmith, Inc., certain holders of the
               outstanding capital stock of Portsmith, Mobility
               Electronics, Inc. and Mobility Europe Holdings, Inc.*
 10.6      --  Stock Escrow Agreement entered into as of February 20, 2002, by and among Holmes Lundt as the representative of the
               holders of outstanding capital stock of Portsmith, Inc.,
               Mobility Electronics, Inc., and Jackson Walker L.L.P.*
 10.7      --  Agreement and Plan of Merger, dated as of March 23, 2002 by and among Mobility Electronics, Inc., IGOC Acquisition, Inc.
               and iGo Corporation.*
 10.8      --  Lock-up and Voting Agreement, dated as of March 23, 2002 entered into by and among Mobility Electronics, Inc., iGo
               Corporation, and certain stockholders of iGo Corporation.*
 21.1      --  Subsidiaries.
               - Mobility 2001 Limited (United Kingdom)
               - MAGMA, Inc. (Delaware)
               - Portsmith, Inc. (Delaware)
               - IGOC Acquisition, Inc. (Delaware)
 23.1      --  Consent of KPMG LLP.*

---------------

 *  Filed herewith

(1) Previously filed as an exhibit to Registration Statement No. 333-30264 dated February 11, 2000.

(2) Previously filed as an exhibit to Amendment No. 1 to Registration Statement No. 333-30264 dated March 28, 2000.

(3) Previously filed as an exhibit to Amendment No. 2 to Registration Statement No. 333-30264 dated May 4, 2000.

(4) Previously filed as an exhibit to Amendment No. 3 to Registration Statement No. 333-30264 dated May 18, 2000.

(5) Previously filed as an exhibit to Form 10-Q for the quarter ended March 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MOBILITY ELECTRONICS, INC.

                                          By:     /s/ CHARLES R. MOLLO
                                            ------------------------------------
                                                     Charles R. Mollo
                                          President, Chief Executive Officer and
                                             Chairman of the Board (Principal
                                                    Executive Officer)

     Pursuant to the requirements of the Securities Act of 1934 this Report has been signed by the following persons in the capacities and on the dates indicated.

                    SIGNATURES                                      TITLE                       DATE
                    ----------                                      -----                       ----

               /s/ CHARLES R. MOLLO                   President, Chief Executive Officer    April 1, 2002
 ------------------------------------------------         and Chairman of the Board
                 Charles R. Mollo                       (Principal Executive Officer)


              /s/ JOAN W. BRUBACHER                    Chief Financial Officer and Vice     April 1, 2002
 ------------------------------------------------     President (Principal Financial and
                Joan W. Brubacher                            Accounting Officer)


               /s/ JEFFREY S. DOSS                       Executive Vice President and       April 1, 2002
 ------------------------------------------------                  Director
                 Jeffrey S. Doss


              /s/ ROBERT P. DILWORTH                               Director                 April 1, 2002
 ------------------------------------------------
                Robert P. Dilworth


               /s/ WILLIAM O. HUNT                                 Director                 April 1, 2002
 ------------------------------------------------
                 William O. Hunt


                /s/ JERRE L. STEAD                                 Director                 April 1, 2002
 ------------------------------------------------
                  Jerre L. Stead


              /s/ JEFFREY R. HARRIS                                Director                 April 1, 2002
 ------------------------------------------------
                Jeffrey R. Harris


                /s/ LARRY M. CARR                                  Director                 April 1, 2002
 ------------------------------------------------
                  Larry M. Carr

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
  3.1      --  Certificate of Incorporation of the Company.(1)
  3.2      --  Articles of Amendment to the Certificate of Incorporation of
               the Company dated as of June 17, 1997.(3)
  3.3      --  Articles of Amendment to the Certificate of Incorporation of
               the Company dated as of September 10, 1997.(1)
  3.4      --  Articles of Amendment to the Certificate of Incorporation of
               the Company dated as of July 20, 1998.(1)
  3.5      --  Articles of Amendment to the Certificate of Incorporation of
               the Company dated as of February 3, 2000.(1)
  3.6      --  Certificate of Designations, Preferences, Rights and
               Limitations of Series C Preferred Stock.(1)
  3.7      --  Amended Bylaws of the Company.(1)
  3.8      --  Certificate of the Designations, Preferences, Rights and
               Limitations of Series D Preferred Stock.(2)
  3.9      --  Articles of Amendment to the Certificate of Incorporation of
               the Company dated as of March 31, 2000.(3)
  4.1      --  Specimen of Common Stock Certificate.(4)
  4.2      --  Form of 12% Convertible Debenture of the Company.(1)
  4.3      --  Registration Rights Agreement by and between the Company and
               Miram International, Inc. dated July 29, 1997.(1)
  4.4      --  Form of Unit Purchase Agreement used in 1998 Private
               Placements for the Purchase of Up To 900 Units, Each
               Consisting of 1,000 shares of the Company's common stock.(1)
  4.5      --  Form of Unit Purchase Agreement used in 1997 Private
               Placements for the Purchase of Up To 875 Units, Each
               Consisting of 2,000 shares of the Company's common stock and warrants to purchase 500 shares of the Company's and
               warrants to purchase 500 shares of the Company's Common
               Stock.(1)
  4.6      --  Form of Warrant to Purchase Shares of common stock of the
               Company used with the 13% Bridge Notes and Series C
               Preferred Stock Private Placements.(3)
  4.7      --  Form of 13% Bridge Promissory Note and Warrant Purchase
               Agreement used in March 1999 Private Placement.(1)
  4.9      --  Form of 13% Bridge Note issued in July 1999 Private
               Placement.(1)
  4.10     --  13% Bridge Note Conversion Notice expired June 30, 1999.(1)
  4.11     --  Form of Series C Preferred Stock Purchase Agreement used in
               1998 and 1999 Private Placements.(1)
  4.12     --  Form of Series C Preferred Stock and Warrant Purchase
               Agreement used in 1999 and 2000 Private Placements.(1)
  4.13     --  Series C Preferred Stock Purchase Agreement executed May 3,
               1999, between the Company, Philips Semiconductors VLSI, Inc.
               (f/k/a VLSI Technology, Inc.) and Seligman Communications
               and Information Fund, Inc.(1)
  4.14     --  Amended and Restated Stock Purchase Warrant issued by the
               Company to Finova Capital Corporation (f/k/a Sirrom Capital
               Corporation) dated as of March 25, 1998.(1)
  4.15     --  Stock Purchase Warrant issued by the Company to Finova
               Capital Corporation (f/k/a Sirrom Capital Corporation) dated as of March 25, 1998.(1)
  4.16     --  Series C Preferred Stock and Warrant Purchase Agreement
               dated October 29, 1999, between the Company and Seligman
               Communications and Information Fund, Inc.(1)
  4.17     --  Contribution and Indemnification Agreement by and among
               Janice L. Breeze, Jeffrey S. Doss, Charles R. Mollo, Cameron
               Wilson, the Company and certain Stockholders of the Company dated April 20, 1998.(1)

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
  4.18     --  Form of Warrant to Purchase common stock of the Company issued to certain holders in connection with that certain
               Contribution and Indemnification Agreement by and among
               Janice L. Breeze, Jeffrey S. Doss, Charles S. Mollo, Cameron
               Wilson, the Company and certain Stockholders of the Company dated April 20, 1998.(1)
  4.19     --  Form of Warrant to Purchase common stock of the Company issued to certain holders in connection with that certain
               Contribution and Indemnification Agreement by and among
               Janice L. Breeze, Jeffrey S. Doss, Charles S. Mollo, Cameron
               Wilson, the Company and certain Stockholders of the Company dated November 2, 1999.(2)
  4.20     --  Form of Warrant to Purchase Common Stock of the Company
               issued in the 1997 Private Placement.(2)
  4.21     --  Form of 13% Bridge Note issued in March 1999 Private
               Placement.(2)
  4.23     --  Investor Rights Agreement dated October 29, 1999 by and between the Company and Seligman Communications and
               Information Fund, Inc. entered into in connection with the
               Series C Preferred Stock and Warrant Purchase Agreement
               dated October 29, 1999.(2)
  4.24     --  Form of Warrant to Purchase Shares of Common Stock issued in connection with the Loan Extension Agreement dated February
               29, 2000.(2)
  4.25     --  Investors' Rights Agreement executed May 3, 1999 between the
               Company, Philips Semiconductors VLSI, Inc. (f/k/a VLSI
               Technology, Inc.) and Seligman Communications and
               Information Fund, Inc.(3)
  4.26     --  Registration Rights granted by the Company to Avocent
               Computer Products Corporation in connection with the
               Strategic Partner Agreement dated March 6, 2000.(3)
  4.27     --  13% Bridge Note Conversion Notice used in July 1999 Private
               Placement.(5)
 10.1      --  Form of Stock Purchase Agreement, dated as of March 2, 2001, by and between the Company and each of Jeffrey S. Doss,
               Donald W. Johnson and La Luz Enterprises, L.L.C.(5)
 10.2      --  Form of Promissory Note, dated March 2, 2001, in the
               principal amount of $199,311, and issued by each of Jeffrey
               S. Doss, Donald W. Johnson and La Luz Enterprises, L.L.C. to
               the Company(5)
 10.3      --  Form of Pledge and Security Agreement, dated as of March 2,
               2001, by and between the Company and each of Jeffrey S.
               Doss, Donald W. Johnson and La Luz Enterprises, L.L.C.(5)
 10.4      --  Guaranty, dated as of March 2, 2001, issued by Charles R.
               Mollo in favor of the Company(5)
 10.5      --  Agreement and Plan of Merger dated as of February 20, 2002, by and among Portsmith, Inc., certain holders of the
               outstanding capital stock of Portsmith, Mobility
               Electronics, Inc. and Mobility Europe Holdings, Inc.*
 10.6      --  Stock Escrow Agreement entered into as of February 20, 2002, by and among Holmes Lundt as the representative of the
               holders of outstanding capital stock of Portsmith, Inc.,
               Mobility Electronics, Inc., and Jackson Walker L.L.P.*
 10.7      --  Agreement and Plan of Merger, dated as of March 23, 2002 by and among Mobility Electronics, Inc., IGOC Acquisition, Inc.
               and iGo Corporation.*
 10.8      --  Lock-up and Voting Agreement, dated as of March 23, 2002 entered into by and among Mobility Electronics, Inc., iGo
               Corporation, and certain stockholders of iGo Corporation.*
 21.1      --  Subsidiaries.
               - Mobility 2001 Limited (United Kingdom)
               - MAGMA, Inc. (Delaware)
               - Portsmith, Inc. (Delaware)
               - IGOC Acquisition, Inc. (Delaware)
 23.1      --  Consent of KPMG LLP.*

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

(5) Previously filed as an exhibit to Form 10-Q for the quarter ended March 31, 2001.