Form 10-Q
period 2002-03-31
MOBILITY ELECTRONICS INC
filed 2002-05-15
CIK 1075656

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2002

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

                                 YES [X] NO [ ]

         At May 7 , 2002, there were 15,705,346 shares of the Registrant's Common Stock outstanding.

                           MOBILITY ELECTRONICS, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                 PAGE NO.
                                                                                                 --------
PART I:  FINANCIAL INFORMATION
                Item 1.    Financial Statements

                           Condensed Consolidated Balance Sheets
                              as of March 31, 2002 and December 31, 2001                            3

                           Condensed Consolidated Statements of Operations
                               for the Three Months Ended March 31, 2002
                              and 2001                                                              4

                           Condensed Consolidated Statements of Cash Flows
                              for the Three Months Ended March 31, 2002 and 2001                    5

                           Notes to Condensed Consolidated Financial Statements                     6

                Item 2.    Management's Discussion and Analysis of Financial
                              Condition and Results of Operations                                  11

                Item 3.    Quantitative and Qualitative Disclosures About Market Risk              16


PART II: OTHER INFORMATION

                Item 1.    Legal Proceedings                                                       16

                Item 2.    Changes in Securities and Use of Proceeds                               17

                Item 3.    Defaults Upon Senior Securities                                         17

                Item 4.    Submission of Matters to a Vote of Security Holders                     17

                Item 5.    Other Information                                                       17

                Item 6.    Exhibits and Reports on Form 8-K                                        17


SIGNATURE                                                                                          19


INDEX TO EXHIBITS                                                                                  20

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:


                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share amounts)

                                                                    March 31,       December 31,
                                                                      2002              2001
                                                                   -----------      ------------
                                                                   (unaudited)
                                                ASSETS

Current assets:
      Cash and cash equivalents                                     $  14,744        $  14,753
      Accounts receivable, net                                          4,784            6,035
      Inventories                                                       3,610            3,385
      Prepaid expenses and other current assets                           168              108
                                                                    ---------        ---------
                 Total current assets                                  23,306           24,281
                                                                    ---------        ---------
      Property and equipment, net                                       1,758            1,869
      Goodwill, less accumulated amortization of $776
           at March 31, 2002 and December 31, 2001,
           respectively                                                 5,935            5,627
      Other assets, net                                                 3,500            3,260
                                                                    ---------        ---------
                 Total assets                                       $  34,499        $  35,037
                                                                    =========        =========

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                              $   4,069        $   3,540
      Accrued expenses and other current liabilities                    1,898            1,349
                                                                    ---------        ---------
                 Total current liabilities                              5,967            4,889
                                                                    ---------        ---------
                 Total liabilities                                      5,967            4,889
                                                                    ---------        ---------
Stockholders' equity:
      Convertible preferred stock - Series C, $.01 par value;
           authorized 15,000,000 shares; 623,954 (unaudited)
           and 682,659 shares issued and outstanding at
           March 31, 2002 and December 31, 2001,
           respectively                                                     6                7
      Common stock, $.01 par value; authorized 90,000,000
           shares; 15,683,166 (unaudited) and 15,128,641
           shares issued and outstanding at March 31, 2002
           and December 31, 2001, respectively                            157              151
      Additional paid-in capital                                      113,732          113,127
      Accumulated deficit                                             (83,971)         (81,630)
      Stock subscription and deferred compensation                     (1,378)          (1,484)
      Accumulated other comprehensive loss - foreign
           currency translation adjustment                                (14)             (23)
                                                                    ---------        ---------
                 Total stockholders' equity                            28,532           30,148
                                                                    ---------        ---------
                 Total liabilities and stockholders' equity         $  34,499        $  35,037
                                                                    =========        =========

     See accompanying notes to condensed consolidated financial statements.

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)

                                   (unaudited)

                                                         Three Months Ended
                                                             March 31,
                                                      ------------------------
                                                        2002            2001
                                                      --------        --------
Revenue:
   Net product sales                                  $  6,603        $  7,076
   Technology transfer fees                                316             100
                                                      --------        --------
     Total revenue                                       6,919           7,176
Cost of revenue:
   Product sales                                         5,074           5,579
   Technology transfer                                      --              --
                                                      --------        --------
     Total cost of revenue                               5,074           5,579
                                                      --------        --------
     Gross profit                                        1,845           1,597
                                                      --------        --------

Operating expenses:
     Sales and marketing                                 1,460           2,231
     Research and development                            1,293           1,506
     General and administrative                          1,649           2,010
                                                      --------        --------
         Total operating expenses                        4,402           5,747
                                                      --------        --------
         Loss from operations                           (2,557)         (4,150)

Other income (expense):
     Interest income, net                                  254             471
     Other income (expense), net                           (38)             17
                                                      --------        --------
         Loss before provision for income taxes         (2,341)         (3,662)
Provision for income taxes                                  --              --
                                                      --------        --------
         Net loss                                     $ (2,341)       $ (3,662)
                                                      ========        ========

Net loss per share:
     Basic and diluted                                $  (0.15)       $  (0.25)
                                                      ========        ========

Weighted average common shares outstanding:
     Basic and diluted                                  15,371          14,480
                                                      ========        ========


     See accompanying notes to condensed consolidated financial statements.

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                   (unaudited)

                                                                              Three months ended
                                                                                  March 31,
                                                                           ------------------------
                                                                             2002            2001
                                                                           --------        --------
Cash flows from operating activities:
      Net loss                                                             $ (2,341)       $ (3,662)
      Adjustments to reconcile net loss to net cash used
           in operating activities:
           Provision for accounts receivable                                     30             164
           Provision for obsolete inventory                                     215              --
           Depreciation and amortization                                        319             392
           Amortization of deferred loan costs                                   --               9
           Amortization of deferred compensation                                106             241
           Non-cash compensation                                                 51              --
           Loss on disposal of fixed assets                                      42              --
           Changes in operating assets and liabilities, net of
                 acquisition activities:
             Accounts receivable                                              1,984              99
             Inventories                                                        236            (511)
             Prepaid expenses and other assets                                 (431)           (201)
             Accounts payable                                                  (494)            146
             Accrued expenses and other current liabilities                     107            (299)
                                                                           --------        --------
                Net cash used in operating activities                          (176)         (3,622)
                                                                           --------        --------

Cash flows from investing activities:
      Purchase of property and equipment                                        (91)           (358)
      Proceeds from sale of fixed assets                                         20              --
      Cash received in connection with acquisition                              251              --
      Cash paid for acquisition costs                                           (41)             --
                                                                           --------        --------
                Net cash provided by (used in) investing activities             139            (358)
                                                                           --------        --------

Cash flows from financing activities:
      Repayment of long-term debt and capital lease obligations                  --             (13)
      Net proceeds from issuance of common stock                                 19               2
                                                                           --------        --------
                Net cash provided by (used in) financing activities              19             (11)
                                                                           --------        --------

      Effects of exchange rate changes on cash and cash equivalents               9              12
                                                                           --------        --------

                Net increase (decrease) in cash and cash equivalents             (9)         (3,979)
Cash and cash equivalents, beginning of period                               14,753          30,369
                                                                           --------        --------
Cash and cash equivalents, end of period                                   $ 14,744        $ 26,390
                                                                           ========        ========

     See accompanying notes to condensed consolidated financial statements.

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements include the accounts of Mobility Electronics, Inc. ("Mobility" or the "Company") which was formerly known as Electronics Accessory Specialists International, Inc., and its wholly-owned subsidiaries, Magma, Inc. and Mobility Europe Holdings, Inc., which includes Portsmith, Inc. from February 1, 2002 (date of acquisition) to March 31, 2002. All significant intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.

     The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the accompanying condensed consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2001 included in our Form 10-K, filed with the SEC. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results to be expected for the full year or any other period.


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

(b) Principles of Consolidation

     The consolidated financial statements for the three months ended March 31, 2002 include the accounts of Mobility and its wholly-owned subsidiaries, Magma, Inc. and Mobility Europe Holdings, Inc., which includes Portsmith, Inc., from February 1, 2002 (date of acquisition). The consolidated financial statements for the three months ended March 31, 2001 include the accounts of Mobility and its wholly-owned subsidiaries, Magma, Inc. and Mobility Europe Holdings, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

(c) Revenue Recognition

     Revenue from product sales is recognized upon shipment and transfer of ownership from the Company or contract manufacturer to the customer. Allowances for sales returns and credits are provided for in the same period the related sales are recorded. Should the actual return or sales credit rates differ from the Company's estimates, revisions to the estimated allowance for sales returns and credits may be required.

     Revenue from technology transfer fees, consisting of the licensing and transferring of Split Bridge(R) and other technology and architecture, and related training and implementation support services, is recognized over the term of the respective sales or license agreement. Certain license agreements contain no stated termination date, whereby the Company recognizes the revenue over the estimated life of the license. Should the actual life differ from the estimates, revisions to the estimated life may be required.

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

(h) Patents, Trademarks and Non-compete Agreement

     The cost of patents, trademarks and a non-compete agreements are included in other assets and amortized on a straight-line basis over their estimated economic lives of two to five years.

(i) Goodwill

     In July 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets ("Statement 142"). Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. We adopted the provisions of Statement 142 effective January 1, 2002. Under Statement 142, we are required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, Statement 142 requires us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this we must identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation, to its carrying

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of operations.

     As of the date of adoption, we have unamortized goodwill in the amount of $5.6 million, which will be subject to the transition provisions of Statement
142. Amortization expense related to goodwill was $155,000 for the three months ended March 31, 2001.

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

(l) Warranty Costs

     The Company provides limited warranties on certain of its products for periods generally not exceeding three years. The Company accrues for the estimated cost of warranties at the time revenue is recognized. The accrual is based on the Company's actual claim experience. Should actual warranty claim rates or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

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

(n) Fair value of Financial Instruments

     The fair value of accounts receivable, accounts payable, and accrued expenses approximates the carrying value due to the short-term nature of these instruments.

(o) Research and Development

     The cost of research and development is charged to expense as incurred.

(p) Foreign Currency Translation

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

(q) Segment Reporting

     The Company has only one operating business segment, the sale of peripheral computer equipment.

(r) Reclassifications

     Certain amounts included in the 2001 financial statements have been reclassified to conform to the 2002 financial statement presentation.

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3. ACQUISITIONS

(a) Portsmith, Inc.

     On February 1, 2002, the Company acquired Portsmith, Inc. pursuant to the merger of Portsmith with the Company's subsidiary, Mobility Europe Holdings, Inc. Portsmith provides connectivity solutions for handheld computing devices. In accordance with the terms of the acquisition agreement, the Company issued 800,000 shares of common stock, valued at $1.35 per common share, to the Portsmith stockholders of which 400,000 shares are held in escrow for the Portsmith stockholders, the issuance of which is contingent upon certain performance criteria of Portsmith on the first anniversary of the transaction. In addition, contingent earn out payments are to be made to the Portsmith stockholders depending upon Portsmith's future performance on the one year anniversary of the acquisition date.

     The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon the estimated fair values at the date of acquisition. Goodwill of $308,000 was recorded as a result of the transaction.

     The purchase price of $540,000 (a noncash transaction) plus acquisition costs of $111,000 was allocated as follows (amounts in thousands):

Purchase price:
    Common stock and additional paid-in
      capital ....................................       $   540
    Costs of acquisition .........................           111
                                                         -------
                                                         $   651
                                                         =======

Assets acquired and liabilities assumed:
    Current assets ...............................       $ 1,711
    Equipment ....................................            31
    Other assets .................................            15
    Goodwill .....................................           308
    Current liabilities ..........................        (1,414)
                                                         -------
                                                         $   651
                                                         =======

     The consolidated financial statements as of March 31, 2002 include the accounts of Portsmith and results of operations since the date of acquisition. The following summary, prepared on a pro forma basis, presents the results of operations as if the acquisition had occurred on January 1, 2001 (amounts in thousands, except per share data).

                                              THREE MONTHS ENDED MARCH 31,
                                              ----------------------------
                                                  2002             2001
                                              -----------      -----------
                                              (UNAUDITED)      (UNAUDITED)
Net revenue ............................       $ 7,336           $ 8,697
                                               =======           =======
Net loss ...............................       $(2,325)          $(4,058)
                                               =======           =======
Basic and diluted loss per share .......       $ (0.15)          $ (0.27)
                                               =======           =======


     The pro forma results are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of 2001 or as a projection of future results.

(b) iGo Corporation

     On March 25, 2002, the Company announced its execution of a definitive agreement and plan of merger to acquire iGo Corporation for $5,100,000 in cash and 2,600,000 shares of the Company's common stock. Additional consideration of $1,000,000 and 500,000 shares of common stock will be held in escrow for the iGo stockholders until one day following the first anniversary of the effective date of the merger, the issuance of which is contingent upon certain performance criteria. The transaction is subject to certain material conditions precedent, including without limitation, approval by the stockholders of iGo and the declared effectiveness by the Securities and Exchange Commission of a registration statement, which registers the issuance of the Company's common stock to be issued in the transaction.

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.   INVENTORIES

     Inventories consist of the following (amounts in thousands):

                    March 31,   December 31,
                      2002         2001
                    ---------   ------------
Raw materials        $2,047       $1,494
Finished goods        1,563        1,891
                     ------       ------

                     $3,610       $3,385
                     ======       ======

5. STOCKHOLDERS' EQUITY

  (a) Preferred Stock

     The Series C preferred stock is convertible into shares of common stock. The initial conversion rate was one for one, but was subject to change if certain events occur. Generally, the conversion rate will be adjusted if the Company issues any non-cash dividends on outstanding securities, splits its securities or otherwise effects a change to the number of its outstanding securities. The conversion rate will also be adjusted if the Company issues additional securities at a price that is less than the price that the Series C preferred stockholders paid for their shares. Such adjustments will be made according to certain formulas that are designed to prevent dilution of the Series C preferred stock. The Series C preferred stock can be converted at any time at the option of the holder, and will convert automatically, immediately prior to the consummation of a firm commitment public offering of common stock pursuant to a registration statement filed with the Securities and Exchange Commission having a per share price equal to or greater than $24.00 per share and a total gross offering amount of not less than $15,000,000. The rate of conversion is 1-to-0.74385 as of March 31, 2002.

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

     During the period from December 31, 2001 through March 31, 2002, 58,705 shares of Series C preferred stock were converted into 41,592 shares of common stock at a rate of 1-to-0.70220 for conversions through February 20, 2002 and at a rate of 1-to-0.74385 for those conversions beginning February 21, 2002 and thereafter.

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

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

6. NET LOSS PER SHARE

     The computation of basic and diluted net loss per share follows (amounts in thousands, except per share data):

                                                                        Three months ended
                                                                            March 31,
                                                                     ------------------------
                                                                       2002            2001
                                                                     --------        --------
Net loss                                                             $ (2,341)       $ (3,662)
                                                                     ========        ========

Weighted average common shares outstanding - basic and diluted         15,371          14,480
                                                                     ========        ========

Net loss per share - basic and diluted                               $  (0.15)       $  (0.25)
                                                                     ========        ========

     The following table summarizes securities outstanding which were not included in the calculation of diluted net loss per share since their inclusion would be antidilutive:

                                           March 31,
                                  -------------------------
                                     2002            2001
                                  ---------       ---------
Stock options and warrants        2,376,338       3,010,460
                                  =========       =========

Convertible preferred stock         623,954         944,755
                                  =========       =========

7. CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

     Two customers accounted for 24% and 18% of total revenue of the Company for the three months ended March 31, 2002. Two customers accounted for 21% and 36% of total revenue of the Company for the three months ended March 31, 2001.

     Export sales were approximately 22% and 34% of the Company's total revenues for the three months ended March 31, 2002 and 2001, respectively. The principal international market served by the Company was Europe.

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

OVERVIEW

     Mobility Electronics, Inc. designs, develops and markets connectivity devices and accessories for the computer industry and for a broad range of related microprocessor applications. Our major focus has been on developing remote peripheral component interface, or PCI bus, technology and products using our proprietary Split Bridge(R) technology. We also design, develop and market a range of other products for portable computers. These products include monitor stands and in air/in car chargers to power portable computers. In addition, we offer a variety of PCI slot expansion products for both desktop and portable computing devices. To date, our revenues have come predominantly from monitor stands, in air/in car chargers and expansion products. We expect revenues from those products to continue and we also expect to see increasing Split Bridge(R) revenues from both product and technology sales as we further expand our markets and strategic relationships in this area.

     The PCI bus is the electrical transmission path linking the computer's central processing unit with its memory and other peripheral devices, such as modems, disk drives and local area networks, or LANs. Our proprietary Split Bridge(R) technology consists of a Split Bridge(R) link, typically two customized semiconductors, known as application-specific integrated circuits, or ASIC chips, two connectors and a high-speed, bi-directional cable. Our technology for the first time allows the primary PCI bus of any computer to be extended to a remote location, up to 17 feet, with virtually no software requirements or performance degradation, thereby enabling architectural designs of computer systems and applications that previously were not feasible. We currently have two Split Bridge(R) patents that are issued by the U.S. Patent and Trademark Office. Our first major application for Split Bridge(R) technology has been the creation of a new universal docking product category which allows users of portable computers to configure a flexible, high performance docking solution that meets their individual needs. However, we intend to pursue the further commercialization of Split Bridge(R) technology so that we are able to expand our product offerings to include additional applications and markets.

     We sell our products directly to OEMs and the retail channel, as well as through distributors. We have also established a few select worldwide private label accounts, most notably IBM and NEC. A substantial portion of our net product sales are concentrated among a number of OEMs, including Compaq, Dell, Hewlett-Packard, IBM, NEC, and Toshiba. A portion of our sales to IBM are made through Kingston Technologies, who acts as their fulfillment hub manager for sales in the United States and Malaysia. Direct sales to OEMs accounted for approximately 77% of net product sales for the three months ended March 31, 2002 and approximately 88% of net product sales for the three months ended March 31, 2001. We expect that we will continue to be dependent upon a number of OEMs for a significant portion of our net product sales in future periods, although no OEM is presently obligated to purchase a specified amount of products. Effective December 2001, we came to an agreement with Targus to terminate our relationship. In the future, we intend to market our products previously sold through Targus under our own brand directly through distribution channels we have established and are continuing to develop.

     A portion of our sales to distributors and resellers is generally under terms that provide for certain stock balancing return privileges and price protection. Accordingly, we make a provision for estimated sales returns and other allowances related to those sales. Returns, which have been netted in the product sales presented herein, were approximately 8% of net product sales for the three months ended March 31, 2002 and approximately 5% of net product sales for the three months ended March 31, 2001. The major distributors are allowed to return up to 15% of their prior quarter's purchases under the stock balancing programs, provided that they place a new order for equal or greater dollar value of the stock balancing return.

     We derive a significant portion of our net product sales outside the United States, principally in France, Germany and the United Kingdom, to OEMs, retailers and a limited number of independent distributors. International sales accounted for approximately 22% of our net product sales for the three months ended March 31, 2002. We expect product sales outside the United States to continue to account for a large portion of our future net product sales. International sales are generally denominated in the currency of our foreign customers. A decrease in the value of foreign currencies relative to the U.S. dollar could result in a significant decrease in U.S. dollar sales received by us for our international sales. That risk may be increased as a result of the introduction in January 1999 of the new "Euro" currency in European countries that are part of the European Monetary Union, or EMU. During 2002, all EMU countries are expected to completely replace their national currencies with the Euro. However, we cannot determine the impact this may have on our business because a significant amount of uncertainty exists as to the effect the Euro will have on the marketplace and because all of the final rules and regulations have not yet been defined and finalized by the European Commission regarding the Euro currency. We intend to develop and implement a plan to mitigate this risk once the final rules and regulations are established. We have not engaged in hedging transactions with respect to our net foreign currency exposure. To the extent that we implement hedging activities in the future with respect to foreign currency transactions, there can be no assurance that we will be successful in such hedging activities.

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

     In October 2000, we acquired all of the assets of Mesa Ridge Technologies, Inc. d/b/a MAGMA, a privately held company. MAGMA provides a range of PCI expansion products for the computer industry which utilize traditional PCI bridge technology and MAGMA's patented expansion technology. The acquisition of MAGMA solidified our market leadership position in the PCI expansion business by providing products, distribution channels, key customers, and additional resources that can leverage our Split Bridge(R) technology and accelerate our growth and development in this market segment.

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

     In March 2002, we announced our execution of a definitive agreement and plan of merger to acquire iGo Corporation, a leading computer solutions provider. iGo distributes its products through distributors and directly through its catalog and internet channels, and is a well-recognized brand name in the portable computer power products and accessories market. We believe the acquisition of iGo will greatly strengthen our distribution capabilities. The closing of this transaction is subject to the satisfaction of certain material conditions precedent, including without limitation, approval by the iGo stockholders and the declared effectiveness by the Securities and Exchange Commission of a registration statement which registers the issuance of the shares of our common stock to be issued to the iGo stockholders in such transaction.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make a number of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, warranty obligations, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

REVENUE RECOGNITION

     Revenue from product sales is recognized upon shipment and transfer of ownership from us or our contract manufacturer to the customer. Allowances for sales returns and credits are provided for in the same period the related sales are recorded. Should the actual return or sales credit rates differ from our estimates, revisions to the estimated allowance for sales returns and credits may be required.

     Revenue from technology transfer fees, consisting of the licensing and transferring of Split Bridge(R) and other technology and architecture, and related training and implementation support services, is recognized over the term of the respective sales or license agreement. Certain license agreements contain no stated termination date, whereby we recognize the revenue over the estimated life of the license. Should the actual life differ from the estimates, revisions to the estimated life may be required.

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

WARRANTY COSTS

     We provide limited warranties on certain of our products for periods generally not to exceed three years. We accrue for the estimated cost of warranties at the time revenue is recognized. Should actual warranty claim rates or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

DEFERRED INCOME TAXES
     To date, our deferred tax assets have been offset by a valuation allowance. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the valuation allowance and deferred tax benefit would increase income in the period such determination was made.

RESULTS OF OPERATIONS

     The following table presents certain selected consolidated financial data for the periods indicated expressed as a percentage of total revenue:

                                           Three months ended
                                                 March 31,
                                           ---------------------
                                                 Unaudited
                                           ---------------------
                                             2002          2001
                                           -------        ------
Revenue:
  Net product sales                           95.4%        98.6%
  Technology transfer                          4.6%         1.4%
                                             -----        -----
     Total revenue                           100.0%       100.0%
Cost of revenue:
  Product sales                               73.3%        77.7%
  Technology transfer                          0.0%         0.0%
                                             -----        -----
     Total cost of revenue                    73.3%        77.7%
                                             -----        -----
     Gross profit (loss)                      26.7%        22.3%

Operating expenses:
     Sales and marketing                      21.1%        31.1%
     Research and development                 18.7%        21.0%
     General and administrative               23.8%        28.0%
                                             -----        -----
         Total operating expenses             63.6%        80.1%
                                             -----        -----
         Loss from operations                (36.9)%      (57.8)%

Other income (expense):
     Interest, net                             3.7%         6.6%
     Other, net                               (0.5)%        0.2%
                                             -----        -----
Loss before provision for income taxes       (33.7)%      (51.0)%
Provision for income taxes                     0.0%         0.0%
                                             -----        -----
         Net loss                            (33.7)%      (51.0)%
                                             =====        =====

Comparison of Three Months Ended March 31, 2002 and 2001

     Net product sales. Net product sales consist of sales of product, net of returns and allowances. We recognize sales at the time goods are shipped and the ownership of the goods is transferred to the customer. Allowances for returns and credits are made in the same period the related sales are recorded. Net product sales decreased 6.7% to $6.6 million for the three months ended March 31, 2002 from $7.1 million for the three months ended March 31, 2001. The decrease was primarily attributable to a reduction in sales of power products to Targus, as a result of the termination of our relationship with Targus in December 2001. The decrease was partially offset by sales of handheld products as a result of our acquisition of Portsmith, Inc. in February 2002. We anticipate future increases in sales of both power products and handheld products.

     Technology transfer fees. Technology transfer fees consist of revenue from the licensing and transferring by us of our Split Bridge(R) technology and architecture. Revenue from technology transfer fees is recognized ratably over the term of the sales agreement. During the three months ended March 31, 2002, we recognized a technology transfer fee of

$316,000 or 4.6% of total revenue. Technology transfer fees represented revenue of $100,000, or 1.4% of total revenues, for the three months ended March 31, 2001.

     Cost of revenue - product sales. Cost of revenue - product sales consists primarily of costs associated with components, outsourced manufacturing and in-house labor associated with assembly, testing, packaging, shipping and quality assurance, and depreciation of equipment and indirect manufacturing costs. Cost of revenue - product sales decreased 9.0% to $5.1 million for the three months ended March 31, 2002 from $5.6 million for the three months ended March 31, 2001. The decrease in cost of revenue - product sales was due primarily to the 6.7% volume decrease in net product sales. Cost of revenue - product sales as a percentage of net product sales decreased to 76.8% for the three months ended March 31, 2002 from 78.8% for the three months ended March 31, 2001.

     Cost of revenue - technology transfer. Cost of revenue - technology transfer consists of engineering expenses related to the Split Bridge(R) technology. There was no cost of revenue - technology transfer for the three months ended March 31, 2002 and 2001, as the technology transfer fees for the periods consisted solely of fees for existing technology.

     Gross profit. Gross profit increased to 26.7% of total revenue for the three months ended March 31, 2002 from 22.3% of total revenue for the three months ended March 31, 2001. The gross profit rate increase is due primarily to the increase in technology transfer fee revenues, which had no cost associated with them, for the three months ended March 31, 2002, compared to the three months ended March 31, 2001.

     Sales and marketing. Sales and marketing expenses generally consist of salaries, commissions and other personnel related expenses of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. Sales and marketing expenses decreased 34.5% to $1.5 million for the three months ended March 31, 2002 from $2.3 million for the three months ended March 31, 2001. The decrease is primarily the result of a reduction in marketing programs resulting from our decision to focus our marketing efforts on what we have deemed to be the most productive sales channels. As a percentage of total revenue, sales and marketing expenses decreased to 21.1% for the three months ended March 31, 2002 from 31.1% for the three months ended March 31, 2001.

     Research and development. Research and development expenses consist primarily of salaries and personnel-related expenses, facilities, outside consulting, lab costs and travel related costs of our product development group. Research and development expenses decreased 14.1% to $1.3 million for the three months ended March 31, 2002 from $1.5 million for the three months ended March 31, 2001. Research and development expenses as a percentage of total revenue decreased to 18.7% for the three months ended March 31, 2002 from 21.0% for the three months ended March 31, 2001. The decrease is due to reductions in engineering expenses and staff as a result of the development of Split Bridge(R) technology, which was largely developed in 2000 and the early part of 2001.

     General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related expenses of our finance, human resources, information systems, corporate development and other administrative personnel, as well as professional fees, depreciation and amortization and related expenses. General and administrative expenses also include non-cash compensation, which is the result of the issuance of common stock, warrants and stock options at a price deemed to be less than market value to employees and outside consultants for services rendered. For the three months ended March 31, 2001, general and administrative expenses also included goodwill amortization of $155,000 relating to the acquisition of Magma in October, 2000. General and administrative expenses decreased 18.0% to $1.6 million for the three months ended March 31, 2002 from $2.0 million for the three months ended March 31, 2001. The decrease is due primarily to cost reduction efforts of management and the reduction in amortization expense as a result of the application of FAS 142. General and administrative expenses as a percentage of total revenue decreased to 23.8% for the three months ended March 31, 2002 from 28.0% for the three months ended March 31, 2001. As we begin to recognize increased revenues from the sales of our products, we anticipate that general and administrative expenses, as a percentage of revenue, will continue to decrease.

     Interest, net. Interest, net consists primarily of interest earned on our cash balances and short-term investments, net of interest expense. Net interest income for three months ended March 31, 2002 was $254,000 compared to $471,000 for the three months ended March 31, 2001. The change was primarily due to the reduction in cash balance from March 31, 2001 to March 31, 2002.

     Income taxes. We have incurred losses from inception to date; therefore, no provision for income taxes was required for the three months ended March 31, 2002 and 2001.



LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have funded our operations primarily through debt and equity financing, as the cash consumed by our operating activities has exceeded cash generated by revenues. Our operating activities used cash of $176,000 and $3.6 million for the three months ended March 31, 2002 and 2001, respectively. Net cash used in operating activities for the three months ended March 31, 2002 was primarily attributed to our net loss and increases in prepaid expenses and reductions in accounts payable and accrued expenses. Cash used in operating activities was offset, in part, by decreases in accounts receivable and inventories, non-cash expenses such as depreciation of property and equipment, amortization of deferred compensation and intangibles, loss on the sale of assets, and provision for obsolete inventory.

     Our investing activities provided cash of $139,000 for the three months ended March 31, 2002 and used cash of $358,000 for the three months ended March 31, 2001. Cash provided by investing activities resulted primarily from cash acquired from Portsmith, offset by purchases of property and equipment. For the three months ended March 31, 2001, cash used in investing activities was for the purchase of property and equipment.

     Our net financing activities generated cash of $19,000 for the three months ended March 31, 2002 and used cash of $11,000 for the three months ended March 31, 2001.

     Our cash and cash equivalents decreased to $14.7 million at March 31, 2002 compared to $14.8 million at December 31, 2001. Our net working capital at those same dates was $17.3 million and $19.4 million, respectively. At March 31, 2002 our available sources of liquidity were our cash and cash equivalents.

     Our future capital requirements include funding operations, financing the growth of working capital items such as accounts receivable and inventories, and the purchase of equipment and fixtures to accomplish future growth. We believe that our cash and cash equivalents on hand will be sufficient to satisfy our expected cash and working capital requirements for the next twelve months.

     At March 31, 2002, we had approximately $65.7 million of federal, foreign and state net operating loss carryforwards which expire at various dates. We anticipate that the sale of common stock in the IPO coupled with prior sales of common stock will cause an annual limitation on the use of our net operating loss carryforwards pursuant to the change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended. This limitation is expected to have a material effect on the timing of our ability to use the net operating loss carryforward in the future. Additionally, our ability to use the net operating loss carryforward is dependent upon our level of future profitability, which cannot be determined.

     At March 31, 2002, we had future commitments relating to various non-cancelable operating leases totaling approximately $900,000, payable over the next three years, with approximately $500,000 payable in 2002, $200,000 payable in 2003, and $200,000 payable in 2004.


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


PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

     Mobility Electronics, Inc. v. SBS Technologies, Inc. No. CIV01-0409 PHX JAT was filed on March 5, 2001 in the United States District Court for the District of Arizona. In this lawsuit, we allege patent infringement against SBS Technologies on two patents we own; U.S. Patent No. 6,070,214 entitled "Serially Linked Bus Bridge for Expanding Access Over a First Bus to a Second Bus" and U.S. Patent No. 6,088,752 entitled "Method and Apparatus for Exchanging Information Between Buses and a Portable Computer and Docking Station Through a Bridge Employing a Serial Link." In our original complaint, we allege that certain products designed, manufactured and/or sold by SBS infringe these two patents. SBS has filed an answer denying infringement and a counterclaim seeking a declaratory judgment of non-infringement of patents and a declaratory judgment of patent invalidity and unenforceability, as well as tortious interference with prospective contractual relations. In our answer to SBS's counterclaims we have denied any such liability. The parties after commencing discovery, have reached an agreement to settle the case, pursuant to which the case will be dismissed.

     Mobility Electronics, Inc. v. Comarco, Inc. and Comarco Wireless Technologies, Inc. No. CIV01-1489 PHX MHM was filed on August 10, 2001 in the United States District Court for the District of Arizona. In this lawsuit, we allege infringement of U.S. Patent No. 5,347,211 entitled "Selectable Output Power Converter." We have amended our complaint to further seek declaratory judgments of non-infringement, patent invalidity and/or patent unenforceability of three patents allegedly owned by Comarco: U.S. Patent Nos. 6,172,884, 6,091,661 and 5,838,554. The defendants have filed a motion to dismiss, to which we have responded, and the motion was heard on April 15, 2002. The Court has the motion under advisement. We intend to vigorously pursue our claims in this litigation.

     Richard C. Liggitt v. Portsmith, Inc., et al., Case No. 02CC03308 was filed on February 22, 2002 in the Superior Court of the State of California, County of Orange, Central Judicial District. In this lawsuit the plaintiff alleges fraud in connection with merger negotiations that led to the execution of a merger agreement between a company owned by the plaintiff and Portsmith, which we acquired in February 2002. The plaintiff also alleges wrongful termination of his employment with Portsmith and breach of the implied covenant of good faith and fair dealing under his employment agreement with Portsmith. Finally, the plaintiff alleges that Portsmith was the alter ego of certain of Portsmith's former directors. The plaintiff is seeking general and special damages, punitive damages, attorneys' fees and costs. We have filed an answer denying all material allegations and have asserted a counterclaim for fraud and breach of contract. This lawsuit is in the initial stages and we cannot express an opinion as to the outcome of this action. Our failure to express an opinion at this stage should not be construed as an indication that we believe the defendants may ultimately be liable for any damages. Mobility intends to vigorously defend itself against the claims in this lawsuit.

     Mobility Electronics, Inc. v. General Dynamics OTS, Inc., pending in the United States District Court for the District of Arizona, Docket No. Civ '02 0736 PHX JAT. This is a suit for declaratory judgment brought by the Company arising out of a dispute involving a trademark license agreement with General Dynamics OTS, Inc. ("General Dynamics"), the owner of the trademark "EmPower." The defendant has contended that it is owed approximately $710,000 in back royalties and interest based upon its interpretation of the license agreement. Under the Company's interpretation of the license, the royalties owed are substantially less. The Company commenced this litigation on April 19, 2002,in order to have the Court construe the disputed terms of the license agreement and determine the amount owed by the Company. General Dynamicas has not yet answered or otherwise responded to the suit. This lawsuit is in the initial stages and we cannot express an opinion as to the outcome of this action. Our failure to express an opinion at this stage should not be construed as an indication that we believe the Company may ultimately be liable for any or all of the damages sought by General Dynamics. Mobility intends to vigorously pursue the claims made in this lawsuit.

     We are from time to time involved in various legal proceedings other than those set forth above incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on our business, financial condition, results of operations or liquidity.


ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS
               None

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES
               None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
               None

ITEM 5.      OTHER INFORMATION:
               None

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K:
               (a) Exhibits:

 Exhibit
 Number             Description
 -------            -----------
   2.1       --     Agreement and Plan of Merger dated March 23, 2002, by and
                    among Mobility Electronics, Inc., iGo Corporation and IGOC
                    Acquisition, Inc.(5)

   3.1       --     Certificate of Incorporation of the Company.(1)

   3.2       --     Articles of Amendment to the Certificate of Incorporation of
                    the Company dated as of June 17, 1997.(3)

   3.3       --     Articles of Amendment to the Certificate of Incorporation of
                    the Company dated as of September 10 1997.(1)

   3.4       --     Articles of Amendment to the Certificate of Incorporation of
                    the Company dated as of July 20, 1998.(1)

   3.5       --     Articles of Amendment to the Certificate of Incorporation of
                    the Company dated as of February 3, 2000.(1)

   3.6       --     Certificate of Designations, Preferences, Rights and
                    Limitations of Series C Preferred Stock.(1)

   3.7       --     Amended Bylaws of the Company.(1)

   3.8       --     Certificate of the Designations, Preferences, Rights and
                    Limitations of Series D Preferred Stock.(2)

   3.9       --     Articles of Amendment to the Certificate of Incorporation of
                    the Company dated as of March 31, 2000.(3)

   4.1       --     Specimen of Common Stock Certificate.(4)



  10.1       --     Form of Indemnity Agreement executed between the Company and certain officers and directors.(6)

  10.2       --     Lock-up and Voting Agreement dated March 24, 2002, by and
                    among Mobility Electronics, Inc., iGo Corporation and
                    certain Stockholders of iGo Corporation.(5)

  24.1       --     None

--------

(1) Previously filed as an exhibit to Registration Statement No. 333-30264 dated February 11, 2000.

(2) Previously filed as an exhibit to Amendment No. 1 to Registration Statement No. 333-30264 dated March 28, 2000.

(3) Previously filed as an exhibit to Amendment No. 2 to Registration Statement No. 333-30264 dated May 4, 2000.

(4) Previously filed as an exhibit to Amendment No. 3 to Registration Statement No. 333-30264 dated May 18, 2000.

(5) Previously filed as an exhibit to Mobility's Annual Report on Form 10-K for the period ending December 31, 2001.

(6) Previously filed as an exhibit to Mobility's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

          (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES


                                    SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    MOBILITY ELECTRONICS, INC.



Dated:   May 14, 2002               By:  /s/ JOAN W. BRUBACHER
                                         ---------------------------------------
                                    Joan W. Brubacher
                                    Vice President and Chief Financial Officer
                                      and Authorized Officer of Registrant
                                    (Principal Financial and Accounting Officer)

                           MOBILITY ELECTRONICS, INC.

                                INDEX TO EXHIBITS


 Exhibit
 Number             Description
 -------            -----------

   2.1       --     Agreement and Plan of Merger dated March 23, 2002, by and
                    among Mobility Electronics, Inc., iGo Corporation and IGOC
                    Acquisition, Inc.(5)

   3.1       --     Certificate of Incorporation of the Company.(1)

   3.2       --     Articles of Amendment to the Certificate of Incorporation of
                    the Company dated as of June 17, 1997.(3)

   3.3       --     Articles of Amendment to the Certificate of Incorporation of
                    the Company dated as of September 10 1997.(1)

   3.4       --     Articles of Amendment to the Certificate of Incorporation of
                    the Company dated as of July 20, 1998.(1)

   3.5       --     Articles of Amendment to the Certificate of Incorporation of
                    the Company dated as of February 3, 2000.(1)

   3.6       --     Certificate of Designations, Preferences, Rights and
                    Limitations of Series C Preferred Stock.(1)

   3.7       --     Amended Bylaws of the Company.(1)

   3.8       --     Certificate of the Designations, Preferences, Rights and
                    Limitations of Series D Preferred Stock.(2)

   3.9       --     Articles of Amendment to the Certificate of Incorporation of
                    the Company dated as of March 31, 2000.(3)

   4.1       --     Specimen of Common Stock Certificate.(4)


  10.1       --     Form of Indemnity Agreement executed between the Company and certain officers and directors.(6)

  10.2       --     Lock-up and Voting Agreement dated March 24, 2002, by and
                    among Mobility Electronics, Inc., iGo Corporation and
                    certain Stockholders of iGo Corporation.(5)

  24.1       --     None


--------

(1) Previously filed as an exhibit to Registration Statement No. 333-30264 dated February 11, 2000.

(2) Previously filed as an exhibit to Amendment No. 1 to Registration Statement No. 333-30264 dated March 28, 2000.

(3) Previously filed as an exhibit to Amendment No. 2 to Registration Statement No. 333-30264 dated May 4, 2000.

(4) Previously filed as an exhibit to Amendment No. 3 to Registration Statement No. 333-30264 dated May 18, 2000.

(5) Previously filed as an exhibit to Mobility's Annual Report on Form 10-K for the period ending December 31, 2001.

(6) Previously filed as an exhibit to Mobility's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

    All other schedules and exhibits are omitted because they are not applicable or because the required information is contained in the Financial Statements or Notes thereto.