Form 10-K/A
period 2001-12-31
MOBILITY ELECTRONICS INC
filed 2002-07-09
CIK 1075656

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

     The number of shares outstanding of the registrant's common stock as of March 28, 2002 was: 15,669,483 shares of common stock.
                             ---------------------

     Portions of the registrant's definitive Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 22, 2002 are incorporated by reference into Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
ITEM 1.   Business....................................................    2
ITEM 2.   Properties..................................................   12
ITEM 3.   Legal Proceedings...........................................   12
ITEM 4.   Submission of Matters to a Vote of Security Holders.........   13
SUPPLEMENTAL ITEM.  Executive Officers of the Registrant..............   13

                                  PART II
ITEM 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   14
ITEM 6.   Selected Consolidated Financial Data........................   16
ITEM 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   17
ITEM 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   27
ITEM 8.   Financial Statements and Supplementary Data.................   28
ITEM 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   54

                                  PART III
ITEM 10.  Executive Officers, Directors and Key Employees.............   54
ITEM 11.  Executive Compensation......................................   54
ITEM 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   54
ITEM 13.  Certain Transactions........................................   54

                                  PART IV
ITEM 14.  Exhibits, Financial Statements, Schedules and Reports on
          Form 8-K....................................................   54

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

     We believe that our connectivity and accessory products effectively fill gaps in the accessory offering of the leading handheld device OEMs, such as Palm, Handspring and Compaq, among others. We are uniquely positioned to leverage technology developed internally that enables us to create a flexible product offering to satisfy a variety of connectivity needs. Our leading connectivity products for handheld computers provide ethernet and external video presentation capabilities that are not offered by the handheld device OEMs. We have enjoyed success with these types of solutions with customers in vertical markets that deploy handheld devices as a mobile user's primary computing device. We believe that the outlook for our products in the handheld market is promising, and our technology is well suited to create both vertical market and mass market solutions that augment handheld computing as a viable alternative to portable computing. The recent sluggish sales in the handheld computing sector has not impacted current sales of our products, as the markets in which we currently participate tend to be fairly vertical. However, if sales in the handheld market do not improve, it could negatively impact sales of our future products.

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

     We have experienced significant operating losses since inception and, as of December 31, 2001, we have an accumulated deficit of approximately $81.6 million. These accumulated losses have resulted in decreases in cash and cash equivalents. If we do not achieve continued revenue growth sufficient to absorb our recent and planned expenditures, we could experience additional losses and corresponding decreases in cash and cash equivalents in future periods.

     In the fourth quarter of 2001, we took actions to significantly reduce our quarterly operating expenses (down to $3.7 million in the fourth quarter of 2001 from third quarter 2001 operating expenses of $5.0 million, excluding the $3.0 million write-off of an uncollectible note receivable in the third quarter). However, we anticipate that in the future we will make additional investments in our sales and marketing activities and, that as a result, operating expenses will increase. We intend to make such investments on an ongoing basis, primarily from cash generated from operations and, if available, from lines of credit, as we develop and introduce new products and expand into new markets. We expect that such increases in spending will result in increases in revenues and resulting gross profits, which should result in turning our net losses into net profits.

     Recent general economic conditions have contributed to a slow down in sales of computers and computer-related products and accessories. This economic slow down has had a negative impact on our revenues. If we are not able to grow revenues in future periods, we are likely to continue to incur net losses and our cash and cash equivalents are likely to continue to decrease.

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

  REVENUE RECOGNITION

     Revenue from product sales is recognized upon shipment and transfer of ownership from us or contract manufacturer to the customer. A portion of our products sales are generally made under terms that provide for certain stock balancing return privileges and price protection. The major distributors are allowed to return up to 15% of their prior quarter's purchases under the stock balancing programs, provided that they place a new order for equal or greater dollar value of the stock balancing return. Actual returns as a percent of net product sales have remained relatively consistent at 5% and 6% for the years ended December 31, 2001 and 2000, respectively.

     Allowances for sales returns and credits are provided for in the same period the related sales are recorded. These allowances and credits are based upon historical experience combined with recent trends in return rates as well understanding of current market conditions. Additionally, management estimates which of the estimated product returns are salable and which have little or no value. Based upon these estimates, the gross product sales revenue and related cost of goods sold (for those returned products expected to be sold) is reduced. At December 31, 2001 and 2000, we estimated the net value of future product returns for all our products to be $229,000 and $190,000, respectively. Should the actual return or sales credit rates differ from our estimates, revisions to the estimated allowance for sales returns, and credits and related adjustment to gross product sales and cost of goods sold, may be required.

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

  ACCOUNTS RECEIVABLE

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. At December 31, 2001 and 2000, we maintained allowances for doubtful accounts of $77,000 and $219,000, respectively. Management specifically analyzes accounts receivable including historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowances for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

  GOODWILL

     Goodwill represents the excess of purchase price over fair value of net assets acquired and is amortized on a straight-line basis over the estimated economic life of ten years. We assess the recoverability of this intangible asset by determining whether the amortization of goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operations. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. Uncertainties that would impact the recoverability of goodwill include, but are not limited to changes in manufacturing by computer OEM's to increase the number of PCI slots built into laptop or desktop computers, increases in competition, our inability to execute on revenue growth plans and our ability to maintain product pricing and margin levels.

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

     Since inception, we have funded our operations primarily through debt and equity financing, as the cash consumed by our operating activities has exceeded cash generated by revenues. Our operating activities used cash of $12.8 million, $14.2 million and $11.5 million for the years ended December 31, 2001, 2000 and 1999, respectively. Net cash used in operating activities for the year ended December 31, 2001 was primarily attributed to our net loss and increases in inventories, prepaid expenses and other assets and reductions in accounts payable and accrued expenses. Cash used in operating activities was offset, in part, by a decrease in accounts receivable, non-cash expenses such as depreciation of property and equipment, write-off of a note receivable, which has become uncollectible, amortization of deferred compensation and intangibles, and provision for obsolete inventory. During 2001, inventories grew by approximately $557,000 compared to inventory levels at December 31, 2000 and our provision for excess and obsolete inventory increased by approximately $3.5 million. Other operating expenses, such as salaries and wages, marketing and selling, professional services fees, engineering related expenses, and building and facility costs in excess of revenues contributed to our net loss for 2001 and resulted in a net use of cash. We intend to continue to make investments in our operations, particularly to support technological developments and sales activities and, as a result we expect that operating expenses will continue to increase. We also expect increases in future revenues as a result of our continued investment in operating expenses and anticipate that cash used in operating results will decrease over time as revenues grow.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Consolidated Financial Statements of Mobility Electronics,
  Inc.:
  Independent Auditors' Report..............................   29
  Consolidated Balance Sheets as of December 31, 2001 and
     2000...................................................   30
  Consolidated Statements of Operations for the years ended
     December 31, 2001, 2000 and 1999.......................   31
  Consolidated Statements of Stockholders' Equity and
     Comprehensive Income (Loss) for the years ended
     December 31, 2001, 2000 and 1999.......................   32
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2001, 2000 and 1999.......................   33
  Notes to Consolidated Financial Statements................   34

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
                                                       ========   ========   ========

(14) CONCENTRATION OF CREDIT RISK, SIGNIFICANT CUSTOMERS AND BUSINESS SEGMENTS

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

     The Company has only one operating business segment, the sale of peripheral computer equipment. The following tables summarize the Company's revenues by product line, as well as its revenues and net long-lived assets by geography.

                                                           REVENUES BY PRODUCT LINES
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
                                                            (AMOUNTS IN THOUSANDS)
Power products and monitor stands.......................  $18,570   $16,804   $ 8,767
Expansion products......................................    5,582     2,303        --
Docking products........................................    3,773     6,292     4,772
Other products..........................................       --       506       413
Technology transfer fees................................      400     2,100        --
                                                          -------   -------   -------
       Total revenues...................................  $28,325   $28,005   $13,952
                                                          =======   =======   =======

                                                             REVENUES BY GEOGRAPHY
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
United States...........................................  $19,686   $19,663   $11,455
Europe..................................................    5,959     6,866     2,027
All other...............................................    2,680     1,476       470
                                                          -------   -------   -------
                                                          $28,325   $28,005   $13,952
                                                          =======   =======   =======

                                                              NET LONG-LIVED ASSETS
                                                                   BY GEOGRAPHY
                                                             ------------------------
                                                              2001     2000     1999
                                                             ------   ------   ------
United States..............................................  $1,746   $1,683   $1,917
Europe.....................................................     123       --       --
                                                             ------   ------   ------
                                                             $1,869   $1,683   $1,917
                                                             ======   ======   ======

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

                  MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

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

     (c) Exhibits

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
  3.1      --  Certificate of Incorporation of the Company.(1)
  3.2      --  Articles of Amendment to the Certificate of Incorporation of
               the Company dated as of June 17, 1997.(3)
  3.3      --  Articles of Amendment to the Certificate of Incorporation of
               the Company dated as of September 10, 1997.(1)
  3.4      --  Articles of Amendment to the Certificate of Incorporation of
               the Company dated as of July 20, 1998.(1)

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
  3.5      --  Articles of Amendment to the Certificate of Incorporation of
               the Company dated as of February 3, 2000.(1)
  3.6      --  Certificate of Designations, Preferences, Rights and
               Limitations of Series C Preferred Stock.(1)
  3.7      --  Amended Bylaws of the Company.(1)
  3.8      --  Certificate of the Designations, Preferences, Rights and
               Limitations of Series D Preferred Stock.(2)
  3.9      --  Articles of Amendment to the Certificate of Incorporation of
               the Company dated as of March 31, 2000.(3)
  4.1      --  Specimen of Common Stock Certificate.(4)
  4.2      --  Form of 12% Convertible Debenture of the Company.(1)
  4.3      --  Registration Rights Agreement by and between the Company and
               Miram International, Inc. dated July 29, 1997.(1)
  4.4      --  Form of Unit Purchase Agreement used in 1998 Private
               Placements for the Purchase of Up To 900 Units, Each
               Consisting of 1,000 shares of the Company's common stock.(1)
  4.5      --  Form of Unit Purchase Agreement used in 1997 Private
               Placements for the Purchase of Up To 875 Units, Each
               Consisting of 2,000 shares of the Company's common stock and warrants to purchase 500 shares of the Company's and
               warrants to purchase 500 shares of the Company's Common
               Stock.(1)
  4.6      --  Form of Warrant to Purchase Shares of common stock of the
               Company used with the 13% Bridge Notes and Series C
               Preferred Stock Private Placements.(3)
  4.7      --  Form of 13% Bridge Promissory Note and Warrant Purchase
               Agreement used in March 1999 Private Placement.(1)
  4.9      --  Form of 13% Bridge Note issued in July 1999 Private
               Placement.(1)
  4.10     --  13% Bridge Note Conversion Notice expired June 30, 1999.(1)
  4.11     --  Form of Series C Preferred Stock Purchase Agreement used in
               1998 and 1999 Private Placements.(1)
  4.12     --  Form of Series C Preferred Stock and Warrant Purchase
               Agreement used in 1999 and 2000 Private Placements.(1)
  4.13     --  Series C Preferred Stock Purchase Agreement executed May 3,
               1999, between the Company, Philips Semiconductors VLSI, Inc.
               (f/k/a VLSI Technology, Inc.) and Seligman Communications
               and Information Fund, Inc.(1)
  4.14     --  Amended and Restated Stock Purchase Warrant issued by the
               Company to Finova Capital Corporation (f/k/a Sirrom Capital
               Corporation) dated as of March 25, 1998.(1)
  4.15     --  Stock Purchase Warrant issued by the Company to Finova
               Capital Corporation (f/k/a Sirrom Capital Corporation) dated as of March 25, 1998.(1)
  4.16     --  Series C Preferred Stock and Warrant Purchase Agreement
               dated October 29, 1999, between the Company and Seligman
               Communications and Information Fund, Inc.(1)
  4.17     --  Contribution and Indemnification Agreement by and among
               Janice L. Breeze, Jeffrey S. Doss, Charles R. Mollo, Cameron
               Wilson, the Company and certain Stockholders of the Company dated April 20, 1998.(1)
  4.18     --  Form of Warrant to Purchase common stock of the Company issued to certain holders in connection with that certain
               Contribution and Indemnification Agreement by and among
               Janice L. Breeze, Jeffrey S. Doss, Charles S. Mollo, Cameron
               Wilson, the Company and certain Stockholders of the Company dated April 20, 1998.(1)
  4.19     --  Form of Warrant to Purchase common stock of the Company issued to certain holders in connection with that certain
               Contribution and Indemnification Agreement by and among
               Janice L. Breeze, Jeffrey S. Doss, Charles S. Mollo, Cameron
               Wilson, the Company and certain Stockholders of the Company dated November 2, 1999.(2)

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
  4.20     --  Form of Warrant to Purchase Common Stock of the Company
               issued in the 1997 Private Placement.(2)
  4.21     --  Form of 13% Bridge Note issued in March 1999 Private
               Placement.(2)
  4.23     --  Investor Rights Agreement dated October 29, 1999 by and between the Company and Seligman Communications and
               Information Fund, Inc. entered into in connection with the
               Series C Preferred Stock and Warrant Purchase Agreement
               dated October 29, 1999.(2)
  4.24     --  Form of Warrant to Purchase Shares of Common Stock issued in connection with the Loan Extension Agreement dated February
               29, 2000.(2)
  4.25     --  Investors' Rights Agreement executed May 3, 1999 between the
               Company, Philips Semiconductors VLSI, Inc. (f/k/a VLSI
               Technology, Inc.) and Seligman Communications and
               Information Fund, Inc.(3)
  4.26     --  Registration Rights granted by the Company to Avocent
               Computer Products Corporation in connection with the
               Strategic Partner Agreement dated March 6, 2000.(3)
  4.27     --  13% Bridge Note Conversion Notice used in July 1999 Private
               Placement.(5)
 10.1      --  Form of Stock Purchase Agreement, dated as of March 2, 2001, by and between the Company and each of Jeffrey S. Doss,
               Donald W. Johnson and La Luz Enterprises, L.L.C.(5)
 10.2      --  Form of Promissory Note, dated March 2, 2001, in the
               principal amount of $199,311, and issued by each of Jeffrey
               S. Doss, Donald W. Johnson and La Luz Enterprises, L.L.C. to
               the Company(5)
 10.3      --  Form of Pledge and Security Agreement, dated as of March 2,
               2001, by and between the Company and each of Jeffrey S.
               Doss, Donald W. Johnson and La Luz Enterprises, L.L.C.(5)
 10.4      --  Guaranty, dated as of March 2, 2001, issued by Charles R.
               Mollo in favor of the Company(5)
 10.5      --  Agreement and Plan of Merger dated as of February 20, 2002, by and among Portsmith, Inc., certain holders of the
               outstanding capital stock of Portsmith, Mobility
               Electronics, Inc. and Mobility Europe Holdings, Inc.*
 10.6      --  Stock Escrow Agreement entered into as of February 20, 2002, by and among Holmes Lundt as the representative of the
               holders of outstanding capital stock of Portsmith, Inc.,
               Mobility Electronics, Inc., and Jackson Walker L.L.P.*
 10.7      --  Agreement and Plan of Merger, dated as of March 23, 2002 by and among Mobility Electronics, Inc., IGOC Acquisition, Inc.
               and iGo Corporation.*
 10.8      --  Lock-up and Voting Agreement, dated as of March 23, 2002 entered into by and among Mobility Electronics, Inc., iGo
               Corporation, and certain stockholders of iGo Corporation.*
 21.1      --  Subsidiaries.
               - Mobility 2001 Limited (United Kingdom)
               - MAGMA, Inc. (Delaware)
               - Portsmith, Inc. (Delaware)
               - IGOC Acquisition, Inc. (Delaware)
 23.1      --  Consent of KPMG LLP.**

---------------

 *  Previously filed

**  Filed herewith

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

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 9, 2002.

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

                    SIGNATURES                                      TITLE                       DATE
                    ----------                                      -----                       ----

               /s/ CHARLES R. MOLLO                   President, Chief Executive Officer    July 9, 2002
 ------------------------------------------------         and Chairman of the Board
                 Charles R. Mollo                       (Principal Executive Officer)


              /s/ JOAN W. BRUBACHER                    Chief Financial Officer and Vice     July 9, 2002
 ------------------------------------------------     President (Principal Financial and
                Joan W. Brubacher                            Accounting Officer)


               /s/ JEFFREY S. DOSS                       Executive Vice President and       July 9, 2002
 ------------------------------------------------                  Director
                 Jeffrey S. Doss


              /s/ ROBERT P. DILWORTH                               Director                 July 9, 2002
 ------------------------------------------------
                Robert P. Dilworth


               /s/ WILLIAM O. HUNT                                 Director                 July 9, 2002
 ------------------------------------------------
                 William O. Hunt


                /s/ JERRE L. STEAD                                 Director                 July 9, 2002
 ------------------------------------------------
                  Jerre L. Stead


              /s/ JEFFREY R. HARRIS                                Director                 July 9, 2002
 ------------------------------------------------
                Jeffrey R. Harris


                /s/ LARRY M. CARR                                  Director                 July 9, 2002
 ------------------------------------------------
                  Larry M. Carr

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
  3.1      --  Certificate of Incorporation of the Company.(1)
  3.2      --  Articles of Amendment to the Certificate of Incorporation of
               the Company dated as of June 17, 1997.(3)
  3.3      --  Articles of Amendment to the Certificate of Incorporation of
               the Company dated as of September 10, 1997.(1)
  3.4      --  Articles of Amendment to the Certificate of Incorporation of
               the Company dated as of July 20, 1998.(1)
  3.5      --  Articles of Amendment to the Certificate of Incorporation of
               the Company dated as of February 3, 2000.(1)
  3.6      --  Certificate of Designations, Preferences, Rights and
               Limitations of Series C Preferred Stock.(1)
  3.7      --  Amended Bylaws of the Company.(1)
  3.8      --  Certificate of the Designations, Preferences, Rights and
               Limitations of Series D Preferred Stock.(2)
  3.9      --  Articles of Amendment to the Certificate of Incorporation of
               the Company dated as of March 31, 2000.(3)
  4.1      --  Specimen of Common Stock Certificate.(4)
  4.2      --  Form of 12% Convertible Debenture of the Company.(1)
  4.3      --  Registration Rights Agreement by and between the Company and
               Miram International, Inc. dated July 29, 1997.(1)
  4.4      --  Form of Unit Purchase Agreement used in 1998 Private
               Placements for the Purchase of Up To 900 Units, Each
               Consisting of 1,000 shares of the Company's common stock.(1)
  4.5      --  Form of Unit Purchase Agreement used in 1997 Private
               Placements for the Purchase of Up To 875 Units, Each
               Consisting of 2,000 shares of the Company's common stock and warrants to purchase 500 shares of the Company's and
               warrants to purchase 500 shares of the Company's Common
               Stock.(1)
  4.6      --  Form of Warrant to Purchase Shares of common stock of the
               Company used with the 13% Bridge Notes and Series C
               Preferred Stock Private Placements.(3)
  4.7      --  Form of 13% Bridge Promissory Note and Warrant Purchase
               Agreement used in March 1999 Private Placement.(1)
  4.9      --  Form of 13% Bridge Note issued in July 1999 Private
               Placement.(1)
  4.10     --  13% Bridge Note Conversion Notice expired June 30, 1999.(1)
  4.11     --  Form of Series C Preferred Stock Purchase Agreement used in
               1998 and 1999 Private Placements.(1)
  4.12     --  Form of Series C Preferred Stock and Warrant Purchase
               Agreement used in 1999 and 2000 Private Placements.(1)
  4.13     --  Series C Preferred Stock Purchase Agreement executed May 3,
               1999, between the Company, Philips Semiconductors VLSI, Inc.
               (f/k/a VLSI Technology, Inc.) and Seligman Communications
               and Information Fund, Inc.(1)
  4.14     --  Amended and Restated Stock Purchase Warrant issued by the
               Company to Finova Capital Corporation (f/k/a Sirrom Capital
               Corporation) dated as of March 25, 1998.(1)
  4.15     --  Stock Purchase Warrant issued by the Company to Finova
               Capital Corporation (f/k/a Sirrom Capital Corporation) dated as of March 25, 1998.(1)
  4.16     --  Series C Preferred Stock and Warrant Purchase Agreement
               dated October 29, 1999, between the Company and Seligman
               Communications and Information Fund, Inc.(1)
  4.17     --  Contribution and Indemnification Agreement by and among
               Janice L. Breeze, Jeffrey S. Doss, Charles R. Mollo, Cameron
               Wilson, the Company and certain Stockholders of the Company dated April 20, 1998.(1)

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
  4.18     --  Form of Warrant to Purchase common stock of the Company issued to certain holders in connection with that certain
               Contribution and Indemnification Agreement by and among
               Janice L. Breeze, Jeffrey S. Doss, Charles S. Mollo, Cameron
               Wilson, the Company and certain Stockholders of the Company dated April 20, 1998.(1)
  4.19     --  Form of Warrant to Purchase common stock of the Company issued to certain holders in connection with that certain
               Contribution and Indemnification Agreement by and among
               Janice L. Breeze, Jeffrey S. Doss, Charles S. Mollo, Cameron
               Wilson, the Company and certain Stockholders of the Company dated November 2, 1999.(2)
  4.20     --  Form of Warrant to Purchase Common Stock of the Company
               issued in the 1997 Private Placement.(2)
  4.21     --  Form of 13% Bridge Note issued in March 1999 Private
               Placement.(2)
  4.23     --  Investor Rights Agreement dated October 29, 1999 by and between the Company and Seligman Communications and
               Information Fund, Inc. entered into in connection with the
               Series C Preferred Stock and Warrant Purchase Agreement
               dated October 29, 1999.(2)
  4.24     --  Form of Warrant to Purchase Shares of Common Stock issued in connection with the Loan Extension Agreement dated February
               29, 2000.(2)
  4.25     --  Investors' Rights Agreement executed May 3, 1999 between the
               Company, Philips Semiconductors VLSI, Inc. (f/k/a VLSI
               Technology, Inc.) and Seligman Communications and
               Information Fund, Inc.(3)
  4.26     --  Registration Rights granted by the Company to Avocent
               Computer Products Corporation in connection with the
               Strategic Partner Agreement dated March 6, 2000.(3)
  4.27     --  13% Bridge Note Conversion Notice used in July 1999 Private
               Placement.(5)
 10.1      --  Form of Stock Purchase Agreement, dated as of March 2, 2001, by and between the Company and each of Jeffrey S. Doss,
               Donald W. Johnson and La Luz Enterprises, L.L.C.(5)
 10.2      --  Form of Promissory Note, dated March 2, 2001, in the
               principal amount of $199,311, and issued by each of Jeffrey
               S. Doss, Donald W. Johnson and La Luz Enterprises, L.L.C. to
               the Company(5)
 10.3      --  Form of Pledge and Security Agreement, dated as of March 2,
               2001, by and between the Company and each of Jeffrey S.
               Doss, Donald W. Johnson and La Luz Enterprises, L.L.C.(5)
 10.4      --  Guaranty, dated as of March 2, 2001, issued by Charles R.
               Mollo in favor of the Company(5)
 10.5      --  Agreement and Plan of Merger dated as of February 20, 2002, by and among Portsmith, Inc., certain holders of the
               outstanding capital stock of Portsmith, Mobility
               Electronics, Inc. and Mobility Europe Holdings, Inc.*
 10.6      --  Stock Escrow Agreement entered into as of February 20, 2002, by and among Holmes Lundt as the representative of the
               holders of outstanding capital stock of Portsmith, Inc.,
               Mobility Electronics, Inc., and Jackson Walker L.L.P.*
 10.7      --  Agreement and Plan of Merger, dated as of March 23, 2002 by and among Mobility Electronics, Inc., IGOC Acquisition, Inc.
               and iGo Corporation.*
 10.8      --  Lock-up and Voting Agreement, dated as of March 23, 2002 entered into by and among Mobility Electronics, Inc., iGo
               Corporation, and certain stockholders of iGo Corporation.*
 21.1      --  Subsidiaries.
               - Mobility 2001 Limited (United Kingdom)
               - MAGMA, Inc. (Delaware)
               - Portsmith, Inc. (Delaware)
               - IGOC Acquisition, Inc. (Delaware)
 23.1      --  Consent of KPMG LLP.**

---------------

 *  Previously filed

**  Filed herewith

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