Form 10-Q/A
period 2002-03-31
MOBILITY ELECTRONICS INC
filed 2002-07-09
CIK 1075656

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

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

(i) Goodwill

     In July 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets ("Statement 142"). Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. The Company adopted the provisions of Statement 142 effective January 1, 2002. Under Statement 142, the Company is required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. As of March 31, 2002, the Company has no identifiable intangible assets resulting from a purchase business combination transaction.

     In connection with the transitional goodwill impairment evaluation, Statement 142 requires us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this we must identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation, to its carrying

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized effective January 1, 2002 and reflected as the cumulative effect of a change in accounting principle in the statement of operations.

    The Company expects to complete the transitional impairment test for goodwill by the end of the second quarter of 2002, pending completion of an appraisal of appropriately identified reporting units. Accordingly, the Company has not yet determined what effect, if any, this impairment test will have on the Company's earnings and financial position.

    The changes in the carrying amount of goodwill follows (amounts in thousands):

    Reported balance at December 31, 2001               $ 5,627
    Additional goodwill from acquisition of Portsmith       308
                                                        -------
    Reported goodwill balance at March 31, 2002         $ 5,935
                                                        =======

    The following table presents prior year loss and loss per share as if the nonamoritization provisions of Statement 142 had been applied in the prior period (amounts in thousands, except per share data).

                                        Three Months Ended March 31,
                                          2002              2001
                                        --------          --------
    Reported net loss                   $ (2,341)         $ (3,662)
    Add back goodwill amoritization           --               155
                                        --------          --------
    Adjusted net loss                   $ (2,341)         $ (3,507)
                                        ========          ========

    BASIC AND DILUTED LOSS PER SHARE:
        Reported net loss per share     $  (0.15)         $  (0.25)
        Add back goodwill amortization        --              0.01
                                        --------          --------
        Adjusted loss per share         $  (0.15)         $  (0.24)
                                        ========          ========

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

     We have experienced significant operating losses since inception and, as of March 31, 2002, we have an accumulated deficit of approximately $83.9 million. These accumulated losses have resulted in decreases in cash and cash equivalents. If we do not achieve continued revenue growth sufficient to absorb our recent and planned expenditures, we could experience additional losses and corresponding decreases in cash and cash equivalents in future periods, including the remainder of 2002.

     Operating expenses for the first quarter of 2002 totaled $4.4 million as compared to $5.7 million in the first quarter of 2001. However, we anticipate that in the future we will make additional investments in our sales and marketing activities and, that as a result, operating expenses will increase. We intend to make such investments on an ongoing basis, primarily from cash generated from operations and, if available, from lines of credit, as we develop and introduce new products and expand into new markets. We expect that such increases in spending will result in increases in revenues and resulting gross profits, which should result in turning our net losses into net profits.

     Recent general economic conditions have contributed to a slow down in sales of computers and computer-related products and accessories. This economic slow down has had a negative impact on our revenues. If we are not able to grow revenues in future periods, we are likely to continue to incur net losses and our cash equivalents are likely to continue to decrease.

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

REVENUE RECOGNITION

     Revenue from product sales is recognized upon shipment and transfer of ownership from us or our contract manufacturer to the customer. A portion of our products sales are generally made under terms that provide for certain stock balancing return privileges and price protection. The major distributors are allowed to return up to 15% of their prior quarter's purchases under the stock balancing programs, provided that they place a new order for equal or greater dollar value of the stock balancing return. Actual returns as a percent of net product sales were 8% for the three months ended March 31, 2002.

     Allowances for sales returns and credits are provided for in the same period the related sales are recorded. These allowances and credits are based upon historical experience combined with recent trends in return rates as well understanding of current market conditions. Additionally, management estimates which of the estimated product returns are salable an which will have little or no value. Based upon these estimates, the gross product sales revenue and related cost of goods sold (for those returned products expected to be resold) is reduced. At March 31, 2002, we estimated the net value of future product returns for all our products to be $168,000, respectively. Should the actual return or sales credit rates differ from our estimates, revisions to the estimated allowance for sales returns, and credits and related adjustment to gross product sales and cost of goods sold, may be required.

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

ACCOUNTS RECEIVABLE


     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. At March 31, 2002, we maintained allowances for doubtful accounts of $107,000. Management specifically analyzes accounts receivable including historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

GOODWILL

     Goodwill represents the excess of purchase price over the fair value of net assets acquired. Through December 31, 2001, we amortized goodwill on a straight-line basis over the estimated economic life. Under the provisions of Statement No. 142, "Goodwill and Other Intangible Assets", beginning January 1, 2002, we ceased amortization of goodwill. We are currently in the process of completing the transitional impairment test for goodwill, which is expected to be completed by the end of the second quarter of 2002, pending completion of an appraisal of appropriately identified reporting units. Accordingly, we have not yet determined what effect, if any, this impairment test will have on our results of operations.

     In the future, we will test goodwill of each identified reporting unit for impairment on an annual basis and between annual tests in the event of certain circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying value. The valuation of the reporting unit will be based upon certain estimates and assumptions made by management. Uncertainties that could impact the valuation assessment included, but are not limited to changes in manufacturing by computer OEM's to increase the number of PCI slots built into laptop or desktop computers, increases in competition, our inability to execute on revenue growth plans and our ability to maintain product pricing and margin levels.

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

RECENTLY ISSUED ACCOUNTING STANDARDS


    In June 2001, the FASB issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement 141 requires the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. Statement 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. Goodwill related to acquisitions prior to July 1, 2001 continued to be amortized through December 31, 2001 as required in the transition guidance. Goodwill related to acquisitions subsequent to June 30, 2001 was not amortized. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. Statement No. 142 is effective January 1, 2002. The adoption of Statement 141 did not materially affect the Company's financial position, results of operations or cash flows. We expect to complete the transitional impairment test for goodwill by the end of the second quarter of 2002, pending completion of an appraisal of appropriately identified reporting units. Accordingly, we have not yet determined what effect, if any, the adoption of Statement 142 will have on our financial position, results of operations and cash flows.

    In June 2001, the FASB issued Statement No. 143 "Accounting for Asset Retirement Obligation" ("Statement 143"). This Statement requires that the fair value of a liability for legal obligations associated with the retirement of tangible long-lived assets be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Such legal obligations include obligations a party is required to settle as a result of an existing or enacted law, statute, or ordinance, or written or oral contract. These associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002. The adoption of Statement 143 is not expected to have a material effect on our financial position, results of operations or cash flows.

    In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144") which addresses financial accounting and reporting for the impairment or disposal or long-lived assets. While the statement supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that statement. Statement 144 also retains the requirement to report separately discontinued operations (Opinion No. 30) and extends that reporting to a component of an entity that either has been disposed of by sale, abandonment, or in distribution to owners or is classified as held for sale. Statement 144 is effective for fiscal years beginning after December 15, 2001. We adopted this statement January 1, 2002 with no material effect on our financial position, results of operations or cash flows.

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



                                    MOBILITY ELECTRONICS, INC.



Dated:   July 9, 2002               By:  /s/ JOAN W. BRUBACHER
                                         ---------------------------------------
                                    Joan W. Brubacher
                                    Vice President and Chief Financial Officer
                                      and Authorized Officer of Registrant
                                    (Principal Financial and Accounting Officer)

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