Form 10-Q
period 2002-06-30
MOBILITY ELECTRONICS INC
filed 2002-08-14
CIK 1075656

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2002

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

                                YES [X]  NO [ ]

         At August 9, 2002, there were 16,001,008 shares of the Registrant's Common Stock outstanding.

                           MOBILITY ELECTRONICS, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                                                 PAGE NO.
                                                                                                 --------
PART I:      FINANCIAL INFORMATION
                Item 1.    Financial Statements

                           Condensed Consolidated Balance Sheets
                              as of June 30, 2002 and December 31, 2001                              3

                           Condensed Consolidated Statements of Operations
                              for the Three and Six Months Ended June 30, 2002
                              and 2001                                                               4

                           Condensed Consolidated Statements of Cash Flows
                              for the  Six Months Ended June 30, 2002 and 2001                       5

                           Notes to Condensed Consolidated Financial Statements                      6

                Item 2.    Management's Discussion and Analysis of Financial
                              Condition and Results of Operations                                   12

                Item 3.    Quantitative and Qualitative Disclosures About Market Risk               18


PART II: OTHER INFORMATION

                Item 1.    Legal Proceedings                                                        19

                Item 2.    Changes in Securities and Use of Proceeds                                19

                Item 3.    Defaults Upon Senior Securities                                          19

                Item 4.    Submission of Matters to a Vote of Security Holders                      19

                Item 5.    Other Information                                                        20

                Item 6.    Exhibits and Reports on Form 8-K                                         20


SIGNATURE                                                                                           23


INDEX TO EXHIBITS                                                                                   24

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:


                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share amounts)


                                                                                      June 30,        December 31,
                                                                                        2002              2001
                                                                                    -------------    -------------
                                                                                     (unaudited)
                                   ASSETS
Current assets:
      Cash and cash equivalents                                                     $      12,541    $      14,753
      Accounts receivable, net                                                              4,574            6,035
      Inventories                                                                           3,378            3,385
      Prepaid expenses and other current assets                                               125              108
                                                                                    -------------    -------------
                 Total current assets                                                      20,618           24,281
                                                                                    -------------    -------------
      Property and equipment, net                                                           1,656            1,869
      Goodwill, less accumulated amortization of $776
           at June 30, 2002 and December 31, 2001,
           respectively                                                                     5,947            5,627
      Other assets, net                                                                     3,447            3,260
                                                                                    -------------    -------------
                 Total assets                                                       $      31,668    $      35,037
                                                                                    =============    =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                              $       4,059    $       3,540
      Accrued expenses and other current liabilities                                        1,837            1,349
                                                                                    -------------    -------------
                 Total current liabilities                                                  5,896            4,889
                                                                                    -------------    -------------
Stockholders' equity:
      Convertible preferred stock - Series C, $.01 par value; authorized
           15,000,000 shares; 569,679 (unaudited) and 682,659 shares issued and outstanding at June 30, 2002 and December 31, 2001,
           respectively                                                                         6                7
      Common stock, $.01 par value; authorized 90,000,000
           shares; 15,997,612 (unaudited) and 15,128,641
           shares issued and outstanding at June 30, 2002
           and December 31, 2001, respectively                                                160              151
      Additional paid-in capital                                                          114,047          113,127
      Accumulated deficit                                                                 (86,935)         (81,630)
      Stock subscription and deferred compensation                                         (1,554)          (1,484)
      Accumulated other comprehensive gain (loss) - foreign
           currency translation adjustment                                                     48              (23)
                                                                                    -------------    -------------
                 Total stockholders' equity                                                25,772           30,148
                                                                                    -------------    -------------
                 Total liabilities and stockholders' equity                         $      31,668    $      35,037
                                                                                    =============    =============


     See accompanying notes to condensed consolidated financial statements.

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)

                                   (unaudited)

                                                             Three Months Ended                Six Months Ended
                                                                  June 30,                         June 30,
                                                       ------------------------------    ------------------------------
                                                           2002              2001            2002             2001
                                                       -------------    -------------    -------------    -------------
Revenue:
   Net product sales                                   $       6,587    $       6,905    $      13,190    $      13,981
   Technology transfer fees                                      100              100              416              200
                                                       -------------    -------------    -------------    -------------
     Total revenue                                             6,687            7,005           13,606           14,181
Cost of revenue:
   Product sales                                               5,152            7,241           10,226           12,820
   Technology transfer                                            --               --               --               --
                                                       -------------    -------------    -------------    -------------
     Total cost of revenue                                     5,152            7,241           10,226           12,820
                                                       -------------    -------------    -------------    -------------
     Gross profit (loss)                                       1,535             (236)           3,380            1,361
                                                       -------------    -------------    -------------    -------------

Operating expenses:
     Sales and marketing                                       1,687            2,469            3,147            4,700
     Research and development                                  1,119            1,699            2,412            3,205
     General and administrative                                1,799            2,061            3,448            4,071
                                                       -------------    -------------    -------------    -------------
         Total operating expenses                              4,605            6,229            9,007           11,976
                                                       -------------    -------------    -------------    -------------
         Loss from operations                                 (3,070)          (6,465)          (5,627)         (10,615)

Other income (expense):
     Interest income, net                                        147              340              401              811
     Other income (expense), net                                 (41)             (15)             (79)               2
                                                       -------------    -------------    -------------    -------------
         Loss before provision for income taxes               (2,964)          (6,140)          (5,305)          (9,802)
Provision for income taxes                                        --               --               --               --
                                                       -------------    -------------    -------------    -------------
Net loss attributable to common stockholders           $      (2,964)   $      (6,140)   $      (5,305)   $      (9,802)
                                                       =============    =============    =============    =============

Net loss per share:
     Basic and diluted                                 $       (0.19)   $       (0.41)   $       (0.34)   $       (0.67)
                                                       =============    =============    =============    =============

Weighted average common shares outstanding:
     Basic and diluted                                        15,846           14,820           15,609           14,650
                                                       =============    =============    =============    =============


     See accompanying notes to condensed consolidated financial statements.

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                   (unaudited)


                                                                               Three months ended
                                                                                   June 30,
                                                                         ------------------------------
                                                                             2002             2001
                                                                         -------------    -------------
Cash flows from operating activities:
      Net loss                                                           $      (5,305)   $      (9,802)
      Adjustments to reconcile net loss to net cash used
           in operating activities:
           Provision for accounts receivable                                        16              193
           Provision for obsolete inventory                                        255            2,200
           Depreciation and amortization                                           616              826
           Amortization of deferred loan costs                                      --                9
           Amortization of deferred compensation                                   210              403
           Non-cash compensation                                                    51               --
           Loss on disposal of fixed assets                                         42               --
           Changes in operating assets and liabilities, net of
                 acquisition activities:
             Accounts receivable                                                 2,208             (109)
             Inventories                                                           429           (1,727)
             Prepaid expenses and other assets                                    (455)            (998)
             Accounts payable                                                     (504)            (459)
             Accrued expenses and other current liabilities                         46              159
                                                                         -------------    -------------
                Net cash used in operating activities                           (2,391)          (9,305)
                                                                         -------------    -------------

Cash flows from investing activities, net of acquisition activities:
      Purchase of property and equipment                                          (167)          (1,063)
      Proceeds from sale of fixed assets                                            20               --
      Cash received in connection with acquisition                                 251               --
      Cash paid for acquisition costs                                              (53)              --
      Cash paid for note receivable                                                 --             (640)
      Cash paid to exercise stock purchase warrant                                  --             (764)
                                                                         -------------    -------------
                Net cash provided by (used in) investing activities                 51           (2,467)
                                                                         -------------    -------------

Cash flows from financing activities:
      Repayment of long-term debt and capital lease obligations                     --              (23)
      Net proceeds from issuance of common stock                                    57                3
                                                                         -------------    -------------
                Net cash provided by (used in) financing activities                 57              (20)
                                                                         -------------    -------------

      Effects of exchange rate changes on cash and cash equivalents                 71              (16)
                                                                         -------------    -------------

                Net decrease in cash and cash equivalents                       (2,212)         (11,808)
Cash and cash equivalents, beginning of period                                  14,753           30,369
                                                                         -------------    -------------
Cash and cash equivalents, end of period                                 $      12,541    $      18,561
                                                                         =============    =============


     See accompanying notes to condensed consolidated financial statements.

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements include the accounts of Mobility Electronics, Inc. ("Mobility" or the "Company") which was formerly known as Electronics Accessory Specialists International, Inc., and its wholly-owned subsidiaries, Magma, Inc. and Portsmith, Inc., which includes Portsmith, Inc. from February 1, 2002 (date of acquisition) to June 30, 2002 and Mobility 2001 Limited. All significant intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.

     The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the accompanying condensed consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2001 included in our Form 10-K/A, filed with the SEC. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of results to be expected for the full year or any other period.


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

(b) Principles of Consolidation

     The consolidated financial statements for the three and six months ended June 30, 2002 include the accounts of Mobility Electronics, Inc. and its wholly-owned subsidiaries, Magma, Inc. and Portsmith, Inc., which includes Portsmith, Inc., from February 1, 2002 (date of acquisition) and Mobility 2001 Limited. The consolidated financial statements for the three and six months ended June 30, 2001 include the accounts of Mobility and its wholly-owned subsidiaries, Magma, Inc. and Portsmith, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(d) Cash and Cash Equivalents

     All short-term investments purchased with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents include cash on-hand and amounts on deposit with financial institutions.

(e) Accounts receivable

     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company's customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

(f) Inventories

     Inventories consist of finished goods and component parts purchased partially and fully assembled for computer accessory items. The Company has all normal risks and rewards of its inventory held by contract manufacturers. Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories include material and overhead costs. Overhead costs are allocated to inventory based upon a percentage of material costs. The Company monitors usage reports to determine if the carrying value of any items should be adjusted due to lack of demand for the items. The Company adjusts down the inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

(h) Patents, Trademarks and Non-compete Agreements

     The cost of patents, trademarks and non-compete agreements are included in other assets and amortized on a straight-line basis over their estimated economic lives of two to five years.

(i) Goodwill

     In July 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets ("Statement 142"). Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. The Company adopted the provisions of Statement 142 effective January 1, 2002. Under Statement 142, the Company is required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. As of June 30, 2002, the Company has no identifiable intangible assets resulting from a purchase business combination transaction.

     In connection with the transitional goodwill impairment evaluation, Statement 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the statement of operations.

     The Company has completed the first step of the transitional impairment test during the quarter ended June 30, 2002. Based upon this test, the Company identified one reporting unit within its one operating business segment. The Company's goodwill balance is $5,627,000 as of January 1, 2002. Based upon the results of a valuation, the Company has determined that the carrying value of this reporting unit exceeds its fair value, and thus, an indication of impairment exists. The Company intends to complete the second step of the transitional impairment test and record an impairment charge against its goodwill by the end of the fiscal year 2002.

     The changes in the carrying amount of goodwill follows (amounts in thousands):

         Reported balance at December 31, 2001                                      $     5,627
         Additional goodwill from acquisition of Portsmith                                  320
                                                                                    -----------
                                                                                    $     5,947
                                                                                    ===========

     The following table presents prior year loss and loss per share as if the non-amortization provisions of Statement 142 had been applied in the prior periods (amounts in thousands, except per share data).

                                               Three months ended               Six months ended
                                                     June 30,                      June 30,
                                            --------------------------    --------------------------
                                               2002           2001            2002          2001
                                            -----------    -----------    -----------    -----------
Reported net loss                           $    (2,964)   $    (6,140)   $    (5,305)   $    (9,802)
Add back goodwill amortization                       --            155             --            310
                                            -----------    -----------    -----------    -----------
Adjusted net loss                           $    (2,964)   $    (5,985)   $    (5,305)   $    (9,492)
                                            ===========    ===========    ===========    ===========

BASIC AND DILUTED LOSS PER SHARE:
        Reported net loss per share         $     (0.19)   $     (0.41)   $     (0.34)   $     (0.67)
        Add back goodwill amortization               --           0.01             --           0.02
                                            -----------    -----------    -----------    -----------
        Adjusted loss per share             $     (0.19)   $     (0.40)   $     (0.34)   $     (0.65)
                                            ===========    ===========    ===========    ===========


(j) Impairment of Long-Lived Assets

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

(k) Warranty Costs

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

(l) Net Loss Per Common Share

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

(m) Fair value of Financial Instruments

     The fair value of accounts receivable, accounts payable, and accrued expenses approximates the carrying value due to the short-term nature of these instruments.

(n) Research and Development

     The cost of research and development is charged to expense as incurred.

(o) Foreign Currency Translation

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

(p) Segment Reporting

     The Company has only one operating business segment, the sale of peripheral computer equipment.

3. ACQUISITIONS

(a) Portsmith, Inc.

     On February 1, 2002, the Company acquired Portsmith, Inc. pursuant to the merger of Portsmith with the Company's subsidiary, Mobility Europe Holdings, Inc., now Portsmith, Inc. Portsmith provides connectivity solutions for handheld computing devices. In accordance with the terms of the acquisition agreement, the Company issued 800,000 shares of common stock, valued at $1.35 per common share, to the Portsmith stockholders of which 400,000 shares are held in escrow for the Portsmith stockholders, the issuance of which is contingent upon certain performance criteria of Portsmith on the first anniversary of the transaction. In addition, contingent earn out payments are to be made to the Portsmith stockholders depending upon Portsmith's future performance on the one year anniversary of the acquisition date.

     The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon the estimated fair values at the date of acquisition. Goodwill of $320,000 was recorded as a result of the transaction.

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     The purchase price of $540,000 plus acquisition costs of $123,000 was allocated as follows (amounts in thousands):

                       Purchase price:
                           Common stock and additional paid-in
                             capital .......................................   $        540
                           Costs of acquisition ............................            123
                                                                               ------------
                                                                               $        663
                                                                               ============
                       Assets acquired and liabilities assumed:
                           Current assets ..................................   $      1,711
                           Equipment .......................................             31
                           Other assets ....................................             15
                           Goodwill ........................................            320
                           Current liabilities .............................         (1,414)
                                                                               ------------
                                                                               $        663
                                                                               ============


     The consolidated financial statements as of June 30, 2002 include the accounts of Portsmith and results of operations since the date of acquisition. The following summary, prepared on a pro forma basis, presents the results of operations as if the acquisition had occurred on January 1, 2001 (unaudited amounts in thousands, except per share data).

                                                    Three months ended             Six months ended
                                                         June 30,                      June 30,
                                                --------------------------    --------------------------
                                                   2002           2001           2002           2001
                                                -----------    -----------    -----------    -----------
Net revenue                                     $     6,687    $     8,232    $    14,023    $    16,929
                                                ===========    ===========    ===========    ===========
Net loss                                        $    (2,964)   $    (6,702)   $    (5,289)   $   (10,760)
                                                ===========    ===========    ===========    ===========
Net loss per share - basic and diluted          $     (0.19)   $     (0.44)   $     (0.33)   $     (0.71)
                                                ===========    ===========    ===========    ===========


     The pro forma results are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of 2001 or as a projection of future results.

(b) iGo Corporation

     On March 25, 2002 and as amended on July 18, 2002, the Company announced its execution of a definitive agreement to acquire iGo Corporation for $3,250,000 in cash and 2,600,000 shares of the Company's common stock. Additional consideration of $1,000,000 and 500,000 shares of common stock will be held in escrow until one day following the first anniversary date for the iGo stockholders the issuance of which is contingent upon certain performance criteria. The transaction is subject to certain material conditions precedent, including without limitation, approval by the stockholders of iGo and the declared effectiveness by the Securities and Exchange Commission of a registration statement, which registers the issuance of the Company's common stock to be issued in the transaction. The registration statement was declared effective August 6, 2002.

4. INVENTORIES

     Inventories consist of the following (amounts in thousands):

                                                       June 30,    December 31,
                                                        2002           2001
                                                     -----------   -----------
Raw materials                                        $     1,878   $     1,494
Finished goods                                             1,500         1,891
                                                     -----------   -----------

                                                     $     3,378   $     3,385
                                                     ===========   ===========

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5. STOCKHOLDERS' EQUITY

(a) Preferred Stock

     The Series C preferred stock is convertible into shares of common stock. The initial conversion rate was one for one, but was subject to change if certain events occur. Generally, the conversion rate will be adjusted if the Company issues any non-cash dividends on outstanding securities, splits its securities or otherwise effects a change to the number of its outstanding securities. The conversion rate will also be adjusted if the Company issues additional securities at a price that is less than the price that the Series C preferred stockholders paid for their shares. Such adjustments will be made according to certain formulas that are designed to prevent dilution of the Series C preferred stock. The Series C preferred stock can be converted at any time at the option of the holder, and will convert automatically, immediately prior to the consummation of a firm commitment public offering of common stock pursuant to a registration statement filed with the Securities and Exchange Commission having a per share price equal to or greater than $24.00 per share and a total gross offering amount of not less than $15,000,000. The rate of conversion is 1-to-0.7548 as of June 30, 2002.

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

     During the period from December 31, 2001 through June 30, 2002, 58,705 shares of Series C preferred stock were converted into 41,592 shares of common stock at a rate of 1-to-0.70220 for conversions through February 20, 2002, at a rate of 1-to-0.74385 for those conversions beginning February 21, 2002 and through May 6, 2002, and at a rate of 1-to-0.7548 for those conversions beginning May 7, 2002 and thereafter.

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

6. NET LOSS PER SHARE

     The computation of basic and diluted net loss per share follows (amounts in thousands, except per share data):

                                                                          Three months ended            Six months ended
                                                                               June 30,                     June 30,
                                                                      --------------------------    --------------------------
                                                                          2002          2001          2002          2001
                                                                      -----------    -----------    -----------    -----------
Net loss                                                              $    (2,964)   $    (6,140)   $    (5,305)   $    (9,802)
                                                                      ===========    ===========    ===========    ===========

Weighted average common shares outstanding - basic and diluted             15,846         14,820         15,609         14,650
                                                                      ===========    ===========    ===========    ===========

Net loss per share - basic and diluted                                $     (0.19)   $     (0.41)   $     (0.34)   $     (0.67)
                                                                      ===========    ===========    ===========    ===========

                  MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

The following table summarizes securities outstanding which were not included in the calculation of diluted net loss per share since their inclusion would be antidilutive:

                                                   June 30,
                                           -------------------------
                                               2002          2001
                                           -----------   -----------
Stock options and warrants                   2,570,374     3,203,753
                                           ===========   ===========

Convertible preferred stock                    569,679       809,588
                                           ===========   ===========

7. CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

     Two customers accounted for 25% and 18% of total revenue of the Company for the six months ended June 30, 2002. Two customers accounted for 29% each of total revenue of the Company for the six months ended June 30, 2001.

     Export sales were approximately 20% and 31% of the Company's total revenues for the six months ended June 30, 2002 and 2001, respectively. The principal international market served by the Company was Europe.

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

     We sell our products directly to OEMs and the retail channel, as well as through distributors. We have also established a few select worldwide private label accounts, most notably IBM and NEC. A substantial portion of our net product sales are concentrated among a number of OEMs, including Compaq, Dell, Hewlett-Packard, IBM, NEC, and Toshiba. A portion of our sales to IBM are made through Kingston Technologies, who acts as their fulfillment hub manager for sales in the United States and Malaysia. Direct sales to OEMs accounted for approximately 70% of net product sales for the six months ended June 30, 2002 and approximately 87% of net product sales for the six months ended June 30, 2001. We expect that we will continue to be dependent upon a number of OEMs for a significant portion of our net product sales in future periods, although no OEM is presently obligated to purchase a specified amount of products. Effective December 2001, we came to an agreement with Targus to terminate our relationship. In the future, we intend to market our products previously sold through Targus under our own brand directly through distribution channels we have established and are continuing to develop.

     A portion of our sales to distributors and resellers is generally under terms that provide for certain stock balancing return privileges and price protection. Accordingly, we make a provision for estimated sales returns and other allowances related to those sales. Returns, which have been netted in the product sales presented herein, were approximately 5% of net product sales for the six months ended June 30, 2002 and 2001, respectively. The major distributors are allowed to return up to 15% of their prior quarter's purchases under the stock balancing programs, provided that they place a new order for equal or greater dollar value of the stock balancing return.

     We derive a significant portion of our net product sales outside the United States, principally in France, Germany and the United Kingdom, to OEMs, retailers and a limited number of independent distributors. International sales accounted for approximately 20% of our net product sales for the six months ended June 30, 2002. We expect product sales outside the United States to continue to account for a large portion of our future net product sales. International sales are generally denominated in the currency of our foreign customers. A decrease in the value of foreign currencies relative to the U.S. dollar could result in a significant decrease in U.S. dollar sales received by us for our international sales.

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

     We have experienced significant operating losses since inception and, as of June 30, 2002, we have an accumulated deficit of approximately $86.9 million. These accumulated losses have resulted in decreases in cash and cash equivalents. If we do not achieve continued revenue growth sufficient to absorb our recent and planned expenditures, we could experience additional losses and corresponding decreases in cash and cash equivalents in future periods, including the remainder of 2002.

     Operating expenses for the six months ended June 30, 2002 totaled $9.0 million as compared to $12.0 million for the six months ended June 30, 2001. However, we anticipate that in the future we will make additional investments in our sales and marketing activities and that as a result, operating expenses will increase. We intend to make such investments on an ongoing basis, primarily from cash generated from operations and, if available, from lines of credit, as we develop and introduce new products and expand into new markets. We expect that such increases in spending will result in increases in revenues and resulting gross profits, which should result in turning our net losses into net profits.

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

     In March 2002, we announced our execution of a definitive agreement to acquire iGo Corporation, a leading computer solutions provider. iGo distributes its products through distributors and directly through its catalog and internet channels, and is a well-recognized brand name in the portable computer power products and accessories market. We believe the acquisition of iGo will greatly strengthen our distribution capabilities. The closing of this transaction is subject to the satisfaction of certain material conditions precedent, including without limitation, approval by the iGo stockholders and the declared effectiveness by the Securities and Exchange Commission of a registration statement which registers the issuance of the shares of our common stock to be issued to the iGo stockholders in such transaction. The registration statement was declared effective on August 6, 2002.

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

     Our recognition of revenues from product sales to distributors and retailers (the "distribution channel") is impacted by agreements we have giving certain customers rights to return our product at any time after purchase. We also have agreements with certain customers that allow them to receive credit for subsequent price reductions ("price protection"). At the time we recognize revenue, upon shipment and transfer of ownership, we reduce our measurements of those sales and the related cost of sales by our estimates of future returns and price protection. We also reduce our measurements of accounts receivable by the estimated profit margins associated with returns (i.e., sales price less cost of sales).

     For our products, a historical correlation exists between the amount of distribution channel inventory and the amount of returns that actually occur. The greater the distribution channel inventory, the more product returns we expect. For each of our products, we monitor levels of product sales and inventory at our distributors' warehouses and at retailers as part of our effort to reach an appropriate accounting estimate for returns. In estimating returns, we analyze historical returns, current inventory in the distribution channel, current economic trends, changes in consumer demand, introduction of new competing products, and acceptance of our products.

     In recent years, as a result of a combination of the factors described above, we have reduced our gross sales to reflect our estimated amounts of returns and price protection. It is also possible that returns could increase rapidly and significantly in the future. Accordingly, estimating product returns requires significant management judgment. In addition, different return estimates that we reasonably could have used would have had a material impact on our reported sales and thus have had a material impact on the presentation of the results of operations. For those reasons, we believe that the accounting estimate related to product returns and price protection is a "critical accounting estimate".

     For the six months ended June 30, 2002, gross sales to the distribution channel accounted for approximately 9% of net product sales. Accordingly, in preparing our financial statements as of June 30, 2002, we estimated future product returns for sales into the distribution channel to be approximately 5% of gross sales into the distribution channel for the six months ended June 30, 2002, which is consistent with actual historical return rates.

Goodwill

     In conjunction with the implementation of the new accounting rules for goodwill, we have performed a goodwill impairment evaluation. Based on the preliminary results of the impairment evaluation, we have determined that an indication of impairment currently exists. According to the new accounting rules, we will perform a similar evaluation annually, or earlier if indicators of further potential impairment exists.

     The impairment evaluation process is based on both a discounted future cash flow approach and a market comparable approach. The discounted cash flow approach uses our estimates of future market growth rates, market share, revenues and costs, as well as appropriate discount rates. If we fail to achieve our assumed revenue growth rates or assumed gross margin, we may incur charges for impairment of goodwill in the future.

RESULTS OF OPERATIONS

     The following table presents certain selected consolidated financial data for the periods indicated expressed as a percentage of total revenue:

                                                    Three months ended              Six months ended
                                                          June 30,                     June 30,
                                                --------------------------    --------------------------
                                                        Unaudited                     Unaudited
                                                --------------------------    --------------------------
                                                   2002            2001          2002            2001
                                                -----------    -----------    -----------    -----------
Revenue:
  Net product sales                                    98.5%          98.6%          96.9%          98.6%
  Technology transfer                                   1.5%           1.4%           3.1%           1.4%
                                                -----------    -----------    -----------    -----------
     Total revenue                                    100.0%         100.0%         100.0%         100.0%
Cost of revenue:
  Product sales                                        77.0%         103.4%          75.2%          90.4%
  Technology transfer                                   0.0%           0.0%           0.0%           0.0%
                                                -----------    -----------    -----------    -----------
     Total cost of revenue                             77.0%         103.4%          75.2%          90.4%
                                                -----------    -----------    -----------    -----------
     Gross profit (loss)                               23.0%          (3.4)%         24.8%           9.6%

Operating expenses:
     Sales and marketing                               25.2%          35.2%          23.1%          33.1%
     Research and development                          16.7%          24.3%          17.7%          22.6%
     General and administrative                        26.9%          29.4%          25.3%          28.7%
                                                -----------    -----------    -----------    -----------
         Total operating expenses                      68.8%          88.9%          66.1%          84.4%
                                                -----------    -----------    -----------    -----------
         Loss from operations                         (45.8)%        (92.3)%        (41.3)%        (74.8)%

Other income (expense):
     Interest, net                                      2.2%           4.8%           2.9%           5.7%
     Other, net                                        (0.1)          (0.2)%         (0.6)%          0.0%
                                                -----------    -----------    -----------    -----------
Loss before provision for income taxes                (43.7)%        (87.7)%        (39.0)%        (69.1)%
Provision for income taxes                              0.0%           0.0%           0.0%           0.0%
                                                -----------    -----------    -----------    -----------
         Net loss                                     (43.7)%        (87.7)%        (39.0)%        (69.1)%
                                                ===========    ===========    ===========    ===========


Comparison of Three Months Ended June 30, 2002 and 2001

     Net product sales. Net product sales consist of sales of product, net of returns and allowances. We recognize sales at the time goods are shipped and the ownership of the goods is transferred to the customer. Allowances for returns and credits are made in the same period the related sales are recorded. Net product sales decreased 4.6% to $6.6 million for the three months ended June 30, 2002 from $6.9 million for the three months ended June 30, 2001. The decrease was primarily attributable to a reduction in sales of power products to Targus, as a result of the termination of our relationship with Targus in December 2001. The decrease was partially offset by sales of handheld products as a result of our acquisition of Portsmith, Inc. in February 2002.

     Technology transfer fees. Technology transfer fees consist of revenue from the licensing and transferring by the Company of its Split Bridge(R) and handheld docking cradle technology and architecture. Revenue from technology transfer fees is recognized ratably over the term of the sales agreement. During the three months ended June 30, 2002, the Company recognized a technology transfer fee of $100,000 or 1.5% of total revenue. Technology transfer fees represented revenue of $100,000, or 1.4% of total revenues, for the three months ended June 30, 2001.

     Cost of revenue - product sales. Cost of revenue - product sales consists primarily of costs associated with components, outsourced manufacturing and in-house labor associated with assembly, testing, packaging, shipping and quality assurance, and depreciation of equipment and indirect manufacturing costs. Cost of revenue - product sales decreased 28.8% to $5.2 million for the three months ended June 30, 2002 from $7.2 million for the three months ended June 30, 2001. The decrease in cost of revenue - product sales was due primarily to a $2.0 million charge to cost of revenue - product sales for excess and obsolete inventory for the three months ended June 31, 2001. Cost of revenue - product sales as a percentage of net product sales decreased to 78.2% for the three months ended June 30, 2002 from 104.9% for the three months ended June 30, 2001. Excluding the $2.0 million inventory charge, cost of revenues - product sales as a percentage of net product sales for the three months ended June 30, 2001 was 75.9%.

     Cost of revenue - technology transfer. Cost of revenue - technology transfer consists of engineering expenses related to the Split Bridge(R) and handheld docking cradle technology. There were no costs of revenue - technology transfer for the three months ended June 30, 2002 and 2001, as the technology transfer fees for the periods consisted solely of fees for existing technology.

     Gross profit. Gross profit increased to 23.0% of total revenue for the three months ended June 30, 2002 from (3.4%) of total revenue for the three months ended June 30, 2001. The gross profit rate increase is due primarily to the $2.0 million charge to cost of revenue - product sales for excess and obsolete inventory for the three months ended June 30, 2001. Excluding this charge, gross profit was 25.2% for the three months ended June 30, 2001.

     Sales and marketing. Sales and marketing expenses generally consist of salaries, commissions and other personnel related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. Sales and marketing expenses decreased 31.7% to $1.7 million for the three months ended June 30, 2002 from $2.5 million for the three months ended June 30, 2001. The decrease is primarily the result of a reduction in marketing programs resulting from our decision to focus our marketing efforts on what we have deemed to be the most productive sales channels. As a percentage of total revenue, sales and marketing expenses decreased to 25.2% for the three months ended June 30, 2002 from 35.2% for the three months ended June 30, 2001.

     Research and development. Research and development expenses consist primarily of salaries and personnel-related costs, facilities, outside consulting, lab costs and travel related costs of our product development group. Research and development expenses decreased 34.1% to $1.1 million for the three months ended June 30, 2002 from $1.7 for the three months ended June 30, 2001. Research and development expenses as a percentage of total revenue decreased to 16.7% for the three months ended June 30, 2002 from 24.3% for the three months ended June 30, 2001. The decrease is due to reductions in engineering expenses and staff as a result of the decrease in development efforts related to Split Bridge(R) technology, the development of which was largely completed in the early part of 2001.

     General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related expenses of our finance, human resources, information systems, corporate development and other administrative personnel, as well as professional fees, depreciation and amortization and related expenses. General and administrative expenses also include non-cash compensation, which is the result of the issuance of common stock, warrants and stock options at a price deemed to be less than market value to employees and outside consultants for services rendered. For the three months ended June 30, 2001, general and administrative expenses also included goodwill amortization of $155,000 relating to the acquisition of Magma in October, 2000. General and administrative expenses decreased 12.7% to $1.8 million for the three months ended June 30, 2002 from $2.1 million for the three months ended June 30, 2001. The decrease is due primarily to cost reduction efforts of management and the reduction in amortization expense as a result of the application of FAS 142. General and administrative expenses as a percentage of total revenue decreased to 26.9% for the three months ended June 30, 2002 from 29.4% for the three months ended June 30, 2001.

     Interest, net. Interest, net consists primarily of interest earned on our cash balances and short-term investments, net of interest expense. Net interest income for three months ended June 30, 2002 was $147,000 compared to $340,000 for the three months ended June 30, 2001. The change was primarily due to the reduction in cash balance from June 30, 2001 to June 30, 2002.

     Income taxes. We have incurred losses from inception to date; therefore, no provision for income taxes was required for the three months ended June 30, 2002 and 2001.

Comparison of Six Months Ended June 30, 2002 and 2001

     Net product sales. Net product sales consist of sales of product, net of returns and allowances. We recognize sales at the time goods are shipped and the ownership of the goods is transferred to the customer. Allowances for returns and credits are made in the same period the related sales are recorded. Net product sales decreased 5.7% to $13.2 million for the six months ended June 30, 2002 from $14.0 million for the six months ended June 30, 2001. The decrease was primarily attributable to a reduction in sales of power products to Targus, as a result of the termination of our relationship with Targus in December 2001. The decrease was partially offset by sales of handheld products as a result of our acquisition of Portsmith, Inc. in February 2002.

     Technology transfer fees. Technology transfer fees consist of revenue from the licensing and transferring by the Company of its Split Bridge(R) and handheld docking cradle technology and architecture. Revenue from technology transfer fees is recognized ratably over the term of the sales agreement. During the six months ended June 30, 2002, the Company recognized a technology transfer fee of $416,000 or 3.1% of total revenue. Technology transfer fees represented revenue of $200,000, or 1.4% of total revenues, for the six months ended June 30, 2001.

     Cost of revenue - product sales. Cost of revenue - product sales consists primarily of costs associated with components, outsourced manufacturing and in-house labor associated with assembly, testing, packaging, shipping and quality assurance, and depreciation of equipment and indirect manufacturing costs. Cost of revenue - product sales decreased 20.2% to $10.2 million for the six months ended June 30, 2002 from $12.8 million for the six months ended June 30, 2001. The decrease in cost of revenue - product sales was due primarily to a $2.0 million charge to cost of revenue - product sales for excess and obsolete inventory for the six months ended June 30, 2001. Cost of revenue - product sales as a percentage of net product sales decreased to 77.5% for the six months ended June 30, 2002 from 91.7% for the six months ended June 30, 2001. Excluding the $2.0 million charge, cost of revenues - product sales as a percentage of net product sales for the six months ended June 30, 2001 was 77.4%.

     Cost of revenue - technology transfer. Cost of revenue - technology transfer consists of engineering expenses related to the Split Bridge(R) and handheld docking cradle technology. There were no costs of revenue - technology transfer for the six months ended June 30, 2002 and 2001, as the technology transfer fees for the periods consisted solely of fees for existing technology.

     Gross profit. Gross profit increased to 24.8% of total revenue for the six months ended June 30, 2002 from 9.6% of total revenue for the six months ended June 30, 2001. The gross profit rate increase is due primarily to the $2.0 million charge to cost of revenue - product sales for excess and obsolete inventory for the six months ended June 30, 2001. Excluding this charge, gross profit was 23.7% for the six months ended June 30, 2001.

     Sales and marketing. Sales and marketing expenses generally consist of salaries, commissions and other personnel related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. Sales and marketing expenses decreased 33.0% to $3.1 million for the six months ended June 30, 2002 from $4.7 million for the six months ended June 30, 2001. The decrease is primarily the result of a reduction in marketing programs resulting from our decision to focus our marketing efforts on what we have deemed to be the most productive sales channels. As a percentage of total revenue, sales and marketing expenses decreased to 23.1% for the six months ended June 30, 2002 from 33.1% for the six months ended June 30, 2001.

     Research and development. Research and development expenses consist primarily of salaries and personnel-related costs, facilities, outside consulting, lab costs and travel related costs of our product development group. Research and development expenses decreased 24.7% to $2.4 million for the six months ended June 30, 2002 from $3.2 for the six months ended June 30, 2001. Research and development expenses as a percentage of total revenue decreased to 17.7% for the six months ended June 30, 2002 from 22.6% for the six months ended June 30, 2001. The decrease is due to reductions in engineering expenses and staff as a result of the development of Split Bridge(R) technology, which was largely developed in 2000 and the early part of 2001.

     General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related expenses of our finance, human resources, information systems, corporate development and other administrative personnel, as well as professional fees, depreciation and amortization and related expenses. General and administrative expenses also include non-cash compensation, which is the result of the issuance of common stock, warrants and stock options at a price deemed to be less than market value to employees and outside consultants for services rendered. For the six months ended June 30, 2001, general and administrative expenses also included goodwill amortization of $310,000 relating to the acquisition of Magma in October, 2000. General and administrative expenses decreased 15.3% to $3.4 million for the six months ended June 30, 2002 from $4.1 million for the six months ended June 30, 2001. The decrease is due primarily to cost reduction efforts of management and the reduction in amortization expense as a result of the application of FAS 142. General and administrative expenses as a percentage of total revenue decreased to 25.3% for the six months ended June 30, 2002 from 28.7% for the six months ended June 30, 2001.

     Interest, net. Interest, net consists primarily of interest earned on our cash balances and short-term investments, net of interest expense. Net interest income for six months ended June 30, 2002 was $401,000 compared to $811,000 for the six months ended June 30, 2001. The change was primarily due to the reduction in cash balance from June 30, 2001 to June 30, 2002.

     Income taxes. We have incurred losses from inception to date; therefore, no provision for income taxes was required for the six months ended June 30, 2002 and 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have funded our operations primarily through debt and equity financing, as the cash consumed by our operating activities has exceeded cash generated by revenues. Our operating activities used cash of $2.4 million and $9.3 million for the six months ended June 30, 2002 and 2001, respectively. Net cash used in operating activities for the six months ended June 30, 2002 was primarily attributed to our net loss and increases in prepaid expenses and reductions in accounts payable and accrued expenses. Cash used in operating activities was offset, in part, by decreases in accounts receivable and inventories, non-cash expenses such as depreciation of property and equipment, amortization of deferred compensation and intangibles, loss on the sale of assets, and provision for obsolete inventory.

     Our investing activities provided cash of $51,000 for the six months ended June 30, 2002 and used cash of $2.5 million for the six months ended June 30, 2001. Cash provided by investing activities resulted primarily from cash acquired from Portsmith, offset by purchases of property and equipment. For the six months ended June 30, 2001, cash used in investing activities was for the purchase of property and equipment, advances under a note receivable and the exercise of stock purchase warrant.

     Our net financing activities generated cash of $57,000 for the six months ended June 30, 2002 and used cash of $20,000 for the six months ended June 30, 2001.

     Our cash and cash equivalents decreased to $12.5 million at June 30, 2002 compared to $14.8 million at December 31, 2001. Our net working capital at those same dates was $14.7 million and $19.4 million, respectively. At June 30, 2002 our available sources of liquidity were our cash and cash equivalents.

     Our future capital requirements include funding operations, financing the growth of working capital items such as accounts receivable and inventories, and the purchase of equipment and fixtures to accomplish future growth. We believe that our cash and cash equivalents on hand will be sufficient to satisfy our expected cash and working capital requirements for the next twelve months.

     At June 30, 2002, we had approximately $68.7 million of federal, foreign and state net operating loss carryforwards which expire at various dates. We anticipate that the sale of common stock in the IPO coupled with prior sales of common stock will cause an annual limitation on the use of our net operating loss carryforwards pursuant to the change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended. This limitation is expected to have a material effect on the timing of our ability to use the net operating loss carryforward in the future. Additionally, our ability to use the net operating loss carryforward is dependent upon our level of future profitability, which cannot be determined.

     At June 30, 2002, we had future commitments relating to various non-cancelable operating leases totaling approximately $3.1 million, payable over the next six years, with approximately $400,000 payable in 2002, $550,000 payable in 2003, $650,000 payable in 2004, $400,000 payable is 2005, $400,000 payable in 2006, $400,000 payable in 2007, and $300,000 payable in 2008.

     Recently Issued Accounting Standards:

     In April 2002, the FASB issued Statement of Financial Accounting Standard No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS No. 145), which addresses financial accounting and reporting for reporting gains and losses from extinguishment of debt, accounting for intangible assets of motor carriers and accounting for leases. SFAS No. 145 requires that gains and losses from the early extinguishment of debt should not be classified as extraordinary, as previously required. SFAS No. 145 also rescinds Statement 44, which was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980 (Public Law 96-296, 96th Congress, July 1, 1980). Those transitions are completed; therefore, Statement 44 is no longer necessary. SFAS No. 145 also amends Statement 13 to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also makes various technical corrections to existing pronouncements. Those corrections are not substantive in nature. The provisions of this statement relating to Statement 4 are applicable in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS NO. 145 is not expected to have a material impact on our consolidated financial statements.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Exit or Disposal Activities (SFAS NO. 146). SFAS No. 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination of benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company is in the process of evaluating the adoption of SFAS No. 146 and its impact on the financial position or results of operations of the Company.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

     Mobility Electronics, Inc. v. Comarco, Inc. and Comarco Wireless Technologies, Inc. No. CIV01-1489 PHX MHM was filed on August 10, 2001 in the United States District Court for the District of Arizona. In this lawsuit, we allege infringement of U.S. Patent No. 5,347,211 entitled "Selectable Output Power Converter." We have amended our complaint to further seek declaratory judgments of non-infringement, patent invalidity and/or patent unenforceability of three patents allegedly owned by Comarco: U.S. Patent Nos. 6,172,884, 6,091,661 and 5,838,554. The defendants filed a Motion to Dismiss, which was denied by the Court on July 26, 2002. We intend to continue to vigorously pursue our claims in this litigation.

     Richard C. Liggitt v. Portsmith, Inc., et al., Case No. 02CC03308 was filed on February 22, 2002 in the Superior Court of the State of California, County of Orange, Central Judicial District. In this lawsuit the plaintiff alleges fraud in connection with merger negotiations that led to the execution of a merger agreement between a company owned by the plaintiff and Portsmith, which we acquired in February 2002. The plaintiff also alleges wrongful termination of his employment with Portsmith and breach of the implied covenant of good faith and fair dealing under his employment agreement with Portsmith. Finally, the plaintiff alleges that Portsmith was the alter ego of certain of Portsmith's former directors. The plaintiff is seeking general and special damages, punitive damages, attorneys' fees and costs. We have filed an answer denying all material allegations and have asserted a counterclaim for fraud and breach of contract. This lawsuit is in the initial stages and our legal counsel cannot express an opinion as to the outcome of this action. Failure to express an opinion at this stage should not be construed as an indication that we believe the defendants may ultimately be liable for any damages. We intend to vigorously defend itself against the claims in this lawsuit.

     Mobility Electronics, Inc. v. General Dynamics OTS, Inc., pending in The United States District Court for the District of Arizona, Docket No. Civ '02 0736 PHX JAT. This is a suit for declaratory judgment brought by Mobility arising out of a dispute involving a trademark license agreement with General Dynamics OTS, Inc., the owner of the trademark "EmPower." General Dynamics has contended that it is owed approximately $710,000 in back royalties and interest based upon its interpretation of the license agreement. Under Mobility's interpretation of the license, the royalties owed are substantially less. Mobility commenced this litigation on April 19, 2002, in order to have the Court construe the disputed terms of the license agreement and determine the amount owed by Mobility. General Dynamics has not yet answered or otherwise responded to the suit. This lawsuit is in the initial stages and we cannot express an opinion as to the outcome of this action. Our failure to express an opinion at this stage should not be construed as an indication that we believe Mobility may ultimately be liable for any or all of the damages sought by General Dynamics. We intend to vigorously pursue the claims made in this lawsuit.

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

     Effective as of May 7, 2002, the Company issued 50,000 shares of common stock to each of Joan W. Brubacher, Darryl S. Baker, Ed Romascan and Tim S. Jeffries at a purchase price of $1.40 per share, for a total issuance of 200,000 shares. Each executive executed and delivered to the Company a three-year promissory note, in the original principal amount of $70,000, and bearing interest at the rate of 6% per annum. These promissory notes are secured by the shares of common stock so issued.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         The annual meeting was held on May 22, 2002, at which meeting stockholders were asked to consider and vote upon the election of three directors whose terms of office expired in 2002 and the approval of an amendment to the Amended and Restated 1996 Long Term Incentive Plan to increase the shares authorized under the plan from 2,500,000 to 3,000,000 shares.

                                      Shares Voting
                              -----------------------------
        Director                For                Withheld Authority
        --------                ---                ------------------
Robert P. Dilworth           12,222,289                119,992
Jeffrey R. Harris            12,226,769                115,612
William O. Hunt              12,230,098                112,283

         Additionally, the stockholders voted to approve an Amendment to the plan with 11,797,120 shares voting for, 497,222 shares voting against, 48,038 shares abstaining and 0 broker non-votes.


ITEM 5. OTHER INFORMATION:

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

         (a) Exhibits:

   Exhibit
   Number      Description

      3.1      --   Certificate of Incorporation of the Company.(1)

      3.2      --   Articles of Amendment to the Certificate of Incorporation of
                    the Company dated as of June 17, 1997.(3)

      3.3      --   Articles of Amendment to the Certificate of Incorporation of
                    the Company dated as of September 10 1997.(1)

      3.4      --   Articles of Amendment to the Certificate of Incorporation of
                    the Company dated as of July 20, 1998.(1)

      3.5      --   Articles of Amendment to the Certificate of Incorporation of
                    the Company dated as of February 3, 2000.(1)

      3.6      --   Certificate of Designations, Preferences, Rights and
                    Limitations of Series C Preferred Stock.(1)

      3.7      --   Amended Bylaws of the Company.(1)

      3.8      --   Certificate of the Designations, Preferences, Rights and
                    Limitations of Series D Preferred Stock.(2)

      3.9      --   Articles of Amendment to the Certificate of Incorporation of
                    the Company dated as of 2000.(3)

      4.1      --   Specimen of Common Stock Certificate.(4)

      4.2      --   Form of 12% Convertible Debenture of the Company.(1)

      4.3      --   Registration Rights Agreement by and between the Company and
                    Miram International, Inc. dated July 29, 1997. (1)

      4.4      --   Placements for the Purchase of Up To 900 Units, Each
                    Consisting of 1,000 shares of the Company's Common stock.(1)

      4.5      --   Form of Unit Purchase Agreement used in 1997 Private
                    Placements for the Purchase of Up To 875 Units, Each
                    Consisting of 2,000 shares of the Company's Common stock and warrants to purchase 500 shares of the Company's Common
                    Stock. (1)

      4.6      --   Form of 13% Bridge Promissory Note and Warrant Purchase
                    Agreement used in March 1999 Private Placement. (1)

      4.7      --   Form of 13% Bridge Promissory Note and Warrant Purchase
                    Agreement used in March 1999 Private Placement.(1)

      4.8      --   Form of 13% Bridge Promissory Note and Warrant Purchase
                    Agreement used in July 1999 Private Placement.(1)

      4.9      --   Form of 13% Bridge Note issued in July 1999 Private
                    Placement.(1)

     4.10      --   13% Bridge Note Conversion Notice expired March 31, 1999.(1)

     4.11      --   Form of Series C Preferred Stock Purchase Agreement used in
                    1998 and 1999 Private Placements.(1)

     4.12      --   Form of Series C Preferred Stock and Warrant Purchase
                    Agreements used in 1999 and 2000 Private Placements.(1)

     4.13      --   Series C Preferred Stock Purchase Agreement executed May 3,
                    1999, between the Company, Philips Semiconductors VLSI, Inc.
                    (f/k/a VSLI Technology, Inc.) and Seligman Communications and Information Fund, Inc.(1)

     4.14      --   Amended and Restated Stock Purchase Warrant issued by the
                    Company to Finova Capital Corporation (f/k/a Sirrom Capital
                    Corporation) dated as of March 25, 1998.(1)

     4.15      --   Stock Purchase Warrant issued by the Company to Finova
                    Capital Corporation (f/k/a Sirrom Capital Corporation) dated as of March 25, 1998.(1)

     4.16      --   Series C Preferred Stock and Warrant Purchase Agreement
                    dated October 29, 1999, between the Company and Seligman
                    Communications and Information Fund, Inc.(1)

     4.17      --   Contribution and Indemnification Agreement by and among
                    Janice L. Breeze, Jeffrey S. Doss, Charles R. Mollo, Cameron
                    Wilson, the Company and certain Stockholders of the Company dated April 20, 1998.(1)

     4.18      --   Form of Warrant to Purchase common stock of the Company
                    issued to certain holders in Connection with that certain
                    Contribution and Indemnification Agreement by and among Janice L. Breeze, Jeffrey S. Doss, Charles S. Mollo, Cameron
                    Wilson, the Company and certain Stockholders of the Company dated April 20, 1998.(1)

     4.19      --   Form of Warrant to Purchase common stock of the Company
                    issued to certain holders in Connection with that certain
                    Contribution and Indemnification Agreement by and among Janice L. Breeze, Jeffrey S. Doss, Charles S. Mollo, Cameron
                    Wilson, the Company and certain Stockholders of the Company dated November 2, 1999.(2)

     4.20      --   Form of Warrant to Purchase Common Stock of the Company
                    issued in the 1997 Private Placement. (2)

     4.21      --   Form of 13% Bridge Note issued in March 1999 Private
                    Placement.(2)

     4.23      --   Investor Rights Agreement dated October 29, 1999 by and
                    between the Company and Seligman Communications and Information Fund, Inc. entered into in connection with The
                    Series C Preferred Stock and Warrant Purchase Agreement
                    Series C Preferred Stock and Warrant Purchase Agreement dated October 29, 1999.(2)

     4.24      --   Form of Warrant to Purchase Shares of Common Stock issued in connection with the Loan Extension Agreement dated February
                    29, 2000.(2)

     4.25      --   Investors' Rights Agreement executed May 3, 1999 between the
                    Company, Philips Semiconductors VLSI, Inc. f/k/a VLSI
                    Technology, Inc.) and Seligman Communications and
                    Information Fund, Inc.(3)

     4.26      --   Registration Rights granted by the Company to Cybex Computer
                    Products Corporation in connection with the Strategic
                    Partner Agreement dated March 6, 2000.(3)

     4.27      --   13% Bridge Note Conversion Notice used in July 1999 Private
                    Placement.(5)

     10.1      --   Settlement Agreement dated July 18, 2002, by and among Xtend
                    Micro Products, Inc., iGo Corporation, XMicro Holding
                    Company, Inc., Mark Rapparport, Mobility Electronics, Inc., and each of Institutional Venture Partners VII, L.P., Ken
                    Hawk, individually and as Trustee of the Kenneth W. Hawk
                    Grantor Retained Annuity Trust, Peter Gotcher, IVM
                    Investment Fund VIII, LLC, Robert Darrell Boyle Trustee UTA dated August 26, 1994, Lauren Reeves Boyle Trustee UTA dated
                    August 26, 1994, IVM Investment Fund VIII-A, LLC, IVP
                    Founders Fund, L.P., Ross Bott, Ph.D., David Olson, Scott
                    Shackelton, Reid W. Dennis and IVP Founders Fund I, L.P.(7)

     10.2      --   Depository Agreement made as of July 18, 2002, by and among
                    U.S. Stock Transfer Corporation, iGo Corporation, Mark
                    Rapparport, an individual, and XMicro Holding Company,
                    Inc.(7)

     10.3      --   Lock-up and Voting Agreement, dated July 18, 2002 by and
                    between Mobility Electronics, Inc., iGo Corporation, XMicro
                    Holding Company, Inc., and Mark Rapparport.(7)

     10.4      --   Form of Promissory Note in the principal amount of $70,000 dated May 7, 2002 by and between the Company and each of Joan W. Brubacher, Darryl S. Baker, Ed Romascan and Tim S.
                    Jeffries.(**)(*)

     10.5      --   Form of Pledge and Security Agreement, dated as of May 7,
                    2002 by and between the Company and each of Joan W.
                    Brubacher, Darryl S. Baker, Ed Romascan and Tim S.
                    Jeffries.(**)(*)

     10.6      --   Option Agreement to Purchase Stock, dated as of March 1,
                    2002 by and between Mobility Electronics, Inc., and Cybex
                    Computer Products Corporation d/b/a Avocent-Huntsville(*)

     10.7      --   Amendment to Option Agreement to Purchase Stock entered into as of July 18, 2002 by and between Mobility Electronics, Inc., and Cybex Computer Products Corporation d/b/a/
                    Avocent-Huntsville(*)

     24.1      --   None

     99.1      --   Certification of Charles R. Mollo pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

     99.2      --   Certification of Joan W. Brubacher pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

----------
* Filed herewith

** Each of these agreements is identical in all material respects except for the purchasers.

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

(3) Previously filed as an exhibit to Amendment No. 2 to Registration Statement No. 333-30264 dated May 4, 2000.

(4) Previously filed as an exhibit to Amendment No. 3 to Registration Statement No. 333-30264 dated May 18, 2000.

(5) Previously filed as an exhibit to Amendment No. 4 to Registration Statement No. 333-30264 dated May 26, 2000.

(6) Previously filed as an exhibit to Current Report on Form 8-K No. 000-30907 filed on October 17, 2000.

(7) Previously filed as an exhibit to Amendment No. 1 to Registration Statement No. 333-88078 filed on August 5, 2002.

          (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES


                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 MOBILITY ELECTRONICS, INC.



Dated: August 14, 2002           By:  /S/ JOAN W. BRUBACHER
                                    --------------------------------------
                                    Joan W. Brubacher
                                    Vice President and Chief Financial Officer
                                       and Authorized Officer of Registrant
                                    (Principal Financial and Accounting Officer)

                           MOBILITY ELECTRONICS, INC.

                                INDEX TO EXHIBITS

    EXHIBIT
    NUMBER     DESCRIPTION
    ------     -----------
      3.1      --   Certificate of Incorporation of the Company.(1)

      3.2      --   Articles of Amendment to the Certificate of Incorporation of
                    the Company dated as of June 17, 1997.(3)

      3.3      --   Articles of Amendment to the Certificate of Incorporation of
                    the Company dated as of September 10 1997.(1)

      3.4      --   Articles of Amendment to the Certificate of Incorporation of
                    the Company dated as of July 20, 1998.(1)

      3.5      --   Articles of Amendment to the Certificate of Incorporation of
                    the Company dated as of February 3, 2000.(1)

      3.6      --   Certificate of Designations, Preferences, Rights and
                    Limitations of Series C Preferred Stock.(1)

      3.7      --   Amended Bylaws of the Company.(1)

      3.8      --   Certificate of the Designations, Preferences, Rights and
                    Limitations of Series D Preferred Stock.(2)

      3.9      --   Articles of Amendment to the Certificate of Incorporation of
                    the Company dated as of 2000.(3)

      4.1      --   Specimen of Common Stock Certificate.(4)

      4.2      --   Form of 12% Convertible Debenture of the Company.(1)

      4.3      --   Registration Rights Agreement by and between the Company and
                    Miram International, Inc. dated July 29, 1997. (1)

      4.4      --   Placements for the Purchase of Up To 900 Units, Each
                    Consisting of 1,000 shares of the Company's Common stock.(1)

      4.5      --   Form of Unit Purchase Agreement used in 1997 Private
                    Placements for the Purchase of Up To 875 Units, Each
                    Consisting of 2,000 shares of the Company's Common stock and warrants to purchase 500 shares of the Company's Common
                    Stock. (1)

      4.6      --   Form of 13% Bridge Promissory Note and Warrant Purchase
                    Agreement used in March 1999 Private Placement. (1)

      4.7      --   Form of 13% Bridge Promissory Note and Warrant Purchase
                    Agreement used in March 1999 Private Placement.(1)

      4.8      --   Form of 13% Bridge Promissory Note and Warrant Purchase
                    Agreement used in July 1999 Private Placement.(1)

      4.9      --   Form of 13% Bridge Note issued in July 1999 Private
                    Placement.(1)

     4.10      --   13% Bridge Note Conversion Notice expired March 31, 1999.(1)

     4.11      --   Form of Series C Preferred Stock Purchase Agreement used in
                    1998 and 1999 Private Placements.(1)

     4.12      --   Form of Series C Preferred Stock and Warrant Purchase
                    Agreements used in 1999 and 2000 Private Placements.(1)

     4.13      --   Series C Preferred Stock Purchase Agreement executed May 3,
                    1999, between the Company, Philips Semiconductors VLSI, Inc.
                    (f/k/a VSLI Technology, Inc.) and Seligman Communications
                    and Information Fund, Inc.(1)

     4.14      --   Amended and Restated Stock Purchase Warrant issued by the
                    Company to Finova Capital Corporation (f/k/a Sirrom Capital
                    Corporation) dated as of March 25, 1998.(1)

     4.15      --   Stock Purchase Warrant issued by the Company to Finova
                    Capital Corporation (f/k/a Sirrom Capital Corporation) dated as of March 25, 1998.(1)

     4.16      --   Series C Preferred Stock and Warrant Purchase Agreement
                    dated October 29, 1999, between the Company and Seligman
                    Communications and Information Fund, Inc.(1)

     4.17      --   Contribution and Indemnification Agreement by and among
                    Janice L. Breeze, Jeffrey S. Doss, Charles R. Mollo, Cameron
                    Wilson, the Company and certain Stockholders of the Company dated April 20, 1998.(1)

     4.18      --   Form of Warrant to Purchase common stock of the Company
                    issued to certain holders in Connection with that certain
                    Contribution and Indemnification Agreement by and among
                    Janice L. Breeze, Jeffrey S. Doss, Charles S. Mollo, Cameron
                    Wilson, the Company and certain Stockholders of the Company dated April 20, 1998.(1)

     4.19      --   Form of Warrant to Purchase common stock of the Company
                    issued to certain holders in Connection with that certain
                    Contribution and Indemnification Agreement by and among
                    Janice L. Breeze, Jeffrey S. Doss, Charles S. Mollo, Cameron
                    Wilson, the Company and certain Stockholders of the Company dated November 2, 1999.(2)

     4.20      --   Form of Warrant to Purchase Common Stock of the Company
                    issued in the 1997 Private Placement. (2)

     4.21      --   Form of 13% Bridge Note issued in March 1999 Private
                    Placement.(2)

     4.23      --   Investor Rights Agreement dated October 29, 1999 by and
                    between the Company and Seligman Communications and
                    Information Fund, Inc. entered into in connection with The
                    Series C Preferred Stock and Warrant Purchase Agreement
                    Series C Preferred Stock and Warrant Purchase Agreement
                    dated October 29, 1999.(2)

     4.24      --   Form of Warrant to Purchase Shares of Common Stock issued in connection with the Loan Extension Agreement dated February
                    29, 2000.(2)

     4.25      --   Investors' Rights Agreement executed May 3, 1999 between the
                    Company, Philips Semiconductors VLSI, Inc. f/k/a VLSI
                    Technology, Inc.) and Seligman Communications and
                    Information Fund, Inc.(3)

     4.26      --   Registration Rights granted by the Company to Cybex Computer
                    Products Corporation in connection with the Strategic
                    Partner Agreement dated March 6, 2000.(3)

     4.27      --   13% Bridge Note Conversion Notice used in July 1999 Private
                    Placement.(5)

     10.1      --   Settlement Agreement dated July 18, 2002, by and among Xtend
                    Micro Products, Inc., iGo Corporation, XMicro Holding
                    Company, Inc., Mark Rapparport, Mobility Electronics, Inc.,
                    and each of Institutional Venture Partners VII, L.P., Ken
                    Hawk, individually and as Trustee of the Kenneth W. Hawk
                    Grantor Retained Annuity Trust, Peter Gotcher, IVM
                    Investment Fund VIII, LLC, Robert Darrell Boyle Trustee UTA
                    dated August 26, 1994, Lauren Reeves Boyle Trustee UTA dated
                    August 26, 1994, IVM Investment Fund VIII-A, LLC, IVP
                    Founders Fund, L.P., Ross Bott, Ph.D., David Olson, Scott
                    Shackelton, Reid W. Dennis and IVP Founders Fund I, L.P.(7)

     10.2      --   Depository Agreement made as of July 18, 2002, by and among
                    U.S. Stock Transfer Corporation, iGo Corporation, Mark
                    Rapparport, an individual, and XMicro Holding Company,
                    Inc.(7)

     10.3      --   Lock-up and Voting Agreement, dated July 18, 2002 by and
                    between Mobility Electronics, Inc., iGo Corporation, XMicro
                    Holding Company, Inc., and Mark Rapparport.(7)

     10.4      --   Form of Promissory Note in the principal amount of $70,000 dated May 7, 2002 by and between the Company and each of
                    Joan W. Brubacher, Darryl S. Baker, Ed Romascan and Tim S.
                    Jeffries.(**)(*)

     10.5      --   Form of Pledge and Security Agreement, dated as of May 7,
                    2002 by and between the Company and each of Joan W.
                    Brubacher, Darryl S. Baker, Ed Romascan and Tim S.
                    Jeffries.(**)(*)

     10.6      --   Option Agreement to Purchase Stock, dated as of March 1,
                    2002 by and between Mobility Electronics, Inc., and Cybex
                    Computer Products Corporation d/b/a Avocent-Huntsville(*)

     10.7      --   Amendment to Option Agreement to Purchase Stock entered into as of July 18, 2002 by and between Mobility Electronics,
                    Inc., and Cybex Computer Products Corporation d/b/a/
                    Avocent-Huntsville(*)

     24.1      --   None

     99.1      --   Certification of Charles R. Mollo pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002 *

     99.2      --   Certification of Joan W. Brubacher pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002 *

----------
* Filed herewith

** Each of these agreements is identical in all material respects except for the purchasers.

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

(3) Previously filed as an exhibit to Amendment No. 2 to Registration Statement No. 333-30264 dated May 4, 2000.

(4) Previously filed as an exhibit to Amendment No. 3 to Registration Statement No. 333-30264 dated May 18, 2000.

(5) Previously filed as an exhibit to Amendment No. 4 to Registration Statement No. 333-30264 dated May 26, 2000.

(6) Previously filed as an exhibit to Current Report on Form 8-K No. 000-30907 filed on October 17, 2000.

(7) Previously filed as an exhibit to Amendment No. 1 to Registration Statement No. 333-88078 filed on August 5, 2002.


     All other schedules and exhibits are omitted because they are not applicable or because the required information is contained in the Financial Statements or Notes thereto.