Form 10-Q
period 2002-09-30
MOBILITY ELECTRONICS INC
filed 2002-11-19
CIK 1075656

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

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

                                 YES [X] NO [ ]

         At November 12, 2002, there were 19,883,740 shares of the Registrant's Common Stock outstanding.

                           MOBILITY ELECTRONICS, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                                               PAGE NO.
                                                                                               --------

PART I:      FINANCIAL INFORMATION                                                                3
                Item 1.    Financial Statements

                           Condensed Consolidated Balance Sheets
                              as of September 30, 2002 and December 31, 2001                      3

                           Condensed Consolidated Statements of Operations
                              for the Three and Nine Months Ended September 30, 2002
                              and 2001                                                            4

                           Condensed Consolidated Statements of Cash Flows
                              for the Nine Months Ended September 30, 2002 and 2001               5

                           Notes to Condensed Consolidated Financial Statements                   6

                Item 2.    Management's Discussion and Analysis of Financial
                              Condition and Results of Operations                                16

                Item 3.    Quantitative and Qualitative Disclosures About Market Risk            22

                Item 4.    Controls and Procedures                                               22



PART II: OTHER INFORMATION

                Item 1.    Legal Proceedings                                                     23

                Item 2.    Changes in Securities and Use of Proceeds                             24

                Item 3.    Defaults Upon Senior Securities                                       24

                Item 4.    Submission of Matters to a Vote of Security Holders                   24

                Item 5.    Other Information                                                     24

                Item 6.    Exhibits and Reports on Form 8-K                                      24


SIGNATURES                                                                                       27

CERTIFICATIONS                                                                                   28

INDEX TO EXHIBITS                                                                                30

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:


                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share amounts)


                                                                    September 30,   December 31,
                                                                         2002            2001
                                                                    --------------  -------------
                                                                     (unaudited)
                                  ASSETS
Current assets:
      Cash and cash equivalents                                    $      6,202      $     14,753
      Accounts receivable, net                                            7,668             6,035
      Inventories                                                         4,718             3,385
      Prepaid expenses and other current assets                             214               108
                                                                   ------------      ------------
                 Total current assets                                    18,802            24,281
                                                                   ------------      ------------
      Property and equipment, net                                         2,210             1,869
      Goodwill, net                                                       7,336             5,627
      Intangible assets, net                                              2,123             1,116
      Other assets                                                          340             2,144
                                                                   ------------      ------------
                 Total assets                                      $     30,811      $     35,037
                                                                   ============      ============

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                             $      6,365      $      3,540
      Accrued expenses and other current liabilities                      4,261             1,349
      Current installments of capital lease obligations                      21                --
                                                                   ------------      ------------
                 Total current liabilities                               10,647             4,889
                                                                   ------------      ------------
Stockholders' equity:
      Convertible preferred stock - Series C, $.01 par value;
           authorized 15,000,000 shares; 554,379 (unaudited)
           and 682,659 shares issued and outstanding at
           September 30, 2002 and December 31, 2001,
           respectively                                                       6                 7
      Common stock, $.01 par value; authorized 90,000,000
           shares; 19,443,548 (unaudited) and 15,128,641
           shares issued and outstanding at September 30, 2002
           and December 31, 2001, respectively                              194               151
      Additional paid-in capital                                        118,844           113,127
      Accumulated deficit                                               (97,050)          (81,630)
      Stock subscription and deferred compensation                       (1,858)           (1,484)
      Accumulated other comprehensive gain (loss) - foreign
           currency translation adjustment                                   28               (23)
                                                                   ------------      ------------
                 Total stockholders' equity                              20,164            30,148
                                                                   ------------      ------------
                 Total liabilities and stockholders' equity        $     30,811      $     35,037
                                                                   ============      ============


     See accompanying notes to condensed consolidated financial statements.

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)

                                   (unaudited)

                                                                          Three Months Ended             Nine Months Ended
                                                                             September 30,                 September 30,
                                                                       --------------------------    --------------------------
                                                                          2002           2001           2002           2001
                                                                       -----------    -----------    -----------    -----------
Revenue:
   Net product sales                                                   $     7,298    $     6,990    $    20,488    $    20,971
   Technology transfer fees                                                    133            100            548            300
                                                                       -----------    -----------    -----------    -----------
     Total revenue                                                           7,431          7,090         21,036         21,271
Cost of revenue:
   Product sales                                                             5,760          6,669         15,985         19,490
   Technology transfer                                                          --             --             --             --
                                                                       -----------    -----------    -----------    -----------
     Total cost of revenue                                                   5,760          6,669         15,985         19,490
                                                                       -----------    -----------    -----------    -----------
     Gross profit                                                            1,671            421          5,051          1,781
                                                                       -----------    -----------    -----------    -----------

Operating expenses:
     Sales and marketing                                                     1,841          2,030          4,988          6,730
     Research and development                                                2,261          1,542          4,673          4,747
     General and administrative                                              2,249          4,419          5,697          8,490
                                                                       -----------    -----------    -----------    -----------
         Total operating expenses                                            6,351          7,991         15,358         19,967
                                                                       -----------    -----------    -----------    -----------
         Loss from operations                                               (4,680)        (7,570)       (10,307)       (18,186)

Other income (expense):
     Interest income, net                                                      176            286            577          1,097
     Other income (expense), net                                                16             24            (63)            26
                                                                       -----------    -----------    -----------    -----------
         Loss before provision for income taxes
         and cumulative effect of change in accounting principle            (4,488)        (7,260)        (9,793)       (17,063)
Provision for income taxes                                                      --             --             --             --
                                                                       -----------    -----------    -----------    -----------
Loss before cumulative effect of change in accounting principle             (4,488)        (7,260)        (9,793)       (17,063)
Cumulative effect of change in accounting principle                                            --         (5,627)            --
                                                                       -----------    -----------    -----------    -----------
Net loss                                                               $    (4,488)   $    (7,260)   $   (15,420)   $   (17,063)
                                                                       ===========    ===========    ===========    ===========

Net loss per share -- basic and diluted:
     Loss before cumulative effect of change in accounting principle   $     (0.26)   $     (0.49)   $     (0.61)   $     (1.16)
     Cumulative effect of change in accounting principle                        --             --          (0.35)            --
                                                                       -----------    -----------    -----------    -----------
                                                                       $     (0.26)   $     (0.49)   $     (0.96)   $     (1.16)
                                                                       ===========    ===========    ===========    ===========

Weighted average common shares outstanding:
     Basic and diluted                                                      17,159         14,846         16,125         14,715
                                                                       ===========    ===========    ===========    ===========




     See accompanying notes to condensed consolidated financial statements.

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                   (unaudited)


                                                                                Nine months ended
                                                                                   September 30,
                                                                            ----------------------------
                                                                                 2002           2001
                                                                            ------------    ------------
Cash flows from operating activities:
      Net loss                                                              $    (15,420)   $    (17,063)
      Adjustments to reconcile net loss to net cash used
           in operating activities:
           Goodwill impairment                                                     5,627              --
           In-process research and development                                       620              --
           Provision for accounts receivable                                          46               7
           Provision for obsolete inventory                                          644           2,950
           Depreciation and amortization                                             866           1,252
           Provision for note receivable                                              --           3,000
           Amortization of deferred loan costs                                        --               9
           Amortization of deferred compensation                                     314             571
           Write off of tooling equipment                                            400             216
           Non-cash compensation                                                      51              --
           Loss on disposal of fixed assets                                           41              --
           Changes in operating assets and liabilities, net of
                 acquisition activities:
             Accounts receivable                                                   1,698             266
             Inventories                                                            (700)         (1,335)
             Prepaid expenses and other assets                                      (342)           (946)
             Accounts payable                                                      1,371          (1,687)
             Accrued expenses and other current liabilities                         (300)            184
                                                                            ------------    ------------
                Net cash used in operating activities                             (5,084)        (12,576)
                                                                            ------------    ------------

Cash flows from investing activities, net of acquisition activities:
      Purchase of property and equipment                                            (333)         (1,167)
      Proceeds from sale of investment                                             1,870              --
      Proceeds from sale of fixed assets                                              25              --
      Cash received in connection with acquisitions                                1,073              --
      Cash paid for acquisitions                                                  (6,145)             --
      Cash paid for note receivable                                                   --            (640)
      Cash paid to exercise stock purchase warrant                                    --            (764)
                                                                            ------------    ------------
                Net cash used in investing activities                             (3,510)         (2,571)
                                                                            ------------    ------------

Cash flows from financing activities:
      Repayment of long-term debt and capital lease obligations                       (1)            (34)
      Cash paid for stock issuance costs                                             (92)             --
      Net proceeds from issuance of common stock and exercise of warrants             85               4
                                                                            ------------    ------------
                Net cash used in financing activities                                 (8)            (30)
                                                                            ------------    ------------

      Effects of exchange rate changes on cash and cash equivalents                   51             (28)
                                                                            ------------    ------------

                Net decrease in cash and cash equivalents                         (8,551)        (15,205)
Cash and cash equivalents, beginning of period                                    14,753          30,369
                                                                            ------------    ------------
Cash and cash equivalents, end of period                                    $      6,202    $     15,164
                                                                            ============    ============




     See accompanying notes to condensed consolidated financial statements.

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements include the accounts of Mobility Electronics, Inc. ("Mobility" or the "Company") which was formerly known as Electronics Accessory Specialists International, Inc., and its wholly-owned subsidiaries, Magma, Inc. ("Magma"), Portsmith, Inc. ("Portsmith"), which includes Portsmith from February 1, 2002 (date of acquisition) and Mobility 2001 Limited, Cutting Edge Software, Inc. ("Cutting Edge Software") from August 20, 2002 (date of acquisition), and iGo Direct Corporation ("iGo") from September 3, 2002 (date of acquisition). All significant intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.

     The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the accompanying condensed consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2001 included in our Form 10-K/A, filed with the SEC. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of results to be expected for the full year or any other period.

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

     The Company believes its critical accounting policies, consisting of revenue recognition, accounts receivable, inventories, recovery of intangible assets, warranty costs, and deferred income taxes affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. These policies are discussed below.

(b) Principles of Consolidation

     The consolidated financial statements for the three and nine months ended September 30, 2002 include the accounts of Mobility and its wholly-owned subsidiaries, Magma, Portsmith, which includes Portsmith from February 1, 2002 (date of acquisition) and Mobility 2001 Limited, Cutting Edge Software from August 20, 2002 (date of acquisition) and iGo from September 3, 2002 (date of acquisition). The consolidated financial statements for the three and nine months ended September 30, 2001 include the accounts of Mobility and its wholly-owned subsidiaries, Magma and Portsmith. All significant intercompany balances and transactions have been eliminated in consolidation.

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

(h) Goodwill and Intangible Assets

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

     Intangible assets include the cost of patents, trademarks and non-compete agreements, as well as identifiable intangible assets acquired through business combinations including trade names, customer lists and software technology. Intangible assets are amortized on a straight-line basis over their estimated economic lives of two to 10 years.

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

(j) Warranty Costs

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

(k) Net Loss Per Common Share

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

(l) Fair value of Financial Instruments

     The fair value of accounts receivable, accounts payable, and accrued expenses approximates the carrying value due to the short-term nature of these instruments.

(m) Research and Development

     The cost of research and development is charged to expense as incurred.

(n) Foreign Currency Translation

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

(o) Segment Reporting

     The Company has only one operating business segment, the sale of peripheral computer equipment.

(p) Reclassifications

     Certain amounts included in the 2001 condensed consolidated financial statements have been reclassified to conform to the 2002 financial statement presentation.

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3.   ACQUISITIONS

(a) Portsmith

     As of February 1, 2002, the Company acquired Portsmith, Inc. through a merger of Portsmith with the Company's subsidiary, Mobility Europe Holdings, Inc., now Portsmith, Inc. Portsmith provides connectivity solutions for handheld computing devices. Under the terms of the merger agreement, the Company issued 800,000 shares of its common stock, valued at $1.35 per common share, to the former Portsmith stockholders of which 400,000 shares are held in escrow, including 53,646 shares held for Richard C. Liggitt. The release of the escrowed shares to the former Portsmith stockholders is contingent upon certain performance criteria of Portsmith during the first year after the acquisition. In addition, earn out payments may be made to the former Portsmith stockholders depending upon Portsmith's performance during the first year after the acquisition.

     Richard C. Liggitt, a former stockholder of Portsmith, filed a claim against Portsmith alleging (a) fraud in connection with merger negotiations that led to the execution of a merger agreement between a company owned by Mr. Liggitt and Portsmith, (b) wrongful termination of his employment with Portsmith, and (c) breach of the implied covenant of good faith and fair dealing under his employment agreement with Portsmith. The parties have reached a settlement and are awaiting approval of the settlement from the court. The settlement will not be effective unless that approval is obtained.

     Under the terms of the settlement, the Company will pay Mr. Liggitt an aggregate of $1,000,000 (the "Settlement Amount") in exchange for a settlement and release of all claims and a cancellation of all of Mr. Liggitt's rights as a former shareholder of Portsmith under the merger agreement between the Company and Portsmith, including, but not limited to, the 53,647 shares of the Company's common stock Mr. Liggitt received in connection with the merger, the 53,646 shares of the Company's common stock currently held in escrow that Mr. Liggitt may otherwise be entitled to receive and Mr. Liggitt's share in any potential earn-out payments. Of the Settlement Amount, $10,000 will be paid upon approval of the settlement by the court and $990,000 will be paid in the form of a convertible subordinated promissory note bearing interest at four percent per year, payable in quarterly installments of principal and interest beginning in January 2003, through December 2005. The outstanding principal of the promissory note may be converted by Mr. Liggitt at any time into shares of the Company's common stock, at a conversion price of $3.00 per share. In connection with this settlement, the potential earn-outs under the merger agreement between the Company and Portsmith will be reduced by $480,000, plus a certain additional amount for fees and expenses and a tax settlement, and Mr. Liggitt's share of the potential earn-puts will be eliminated.

     The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed, based upon the estimated fair values at the date of acquisition. Goodwill of $773,000 was recorded as a result of the transaction.

     The purchase price of $540,000, plus acquisition costs of $132,000, was allocated as follows (amounts in thousands):

Purchase price:
    Common stock .................................   $        540
    Costs of acquisition .........................            132
                                                     ------------
                                                     $        672
                                                     ============
Assets acquired and liabilities assumed:
    Current assets ...............................   $      2,195
    Equipment ....................................             31
    Other assets .................................             15
    Goodwill .....................................            773
    Current liabilities ..........................         (2,342)
                                                     ------------
                                                     $        672
                                                     ============

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(b) Cutting Edge Software

     As of August 20, 2002, the Company acquired Cutting Edge Software, Inc. through a merger of Cutting Edge Software with the Company's subsidiary, CES II Acquisition, Inc., now Cutting Edge Software, Inc. Cutting Edge Software provides software solutions for handheld computing devices. Under the terms of the merger agreement, the Company paid cash of $1,547,500 and issued 796,394 shares of its common stock, valued at $1.8835 per common share, to the former Cutting Edge Software stockholder. In addition, earn out payments may be made to such stockholder depending upon Cutting Edge Software's performance during each of the five years following the acquisition date.

     The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed, based upon the estimated fair values at the date of acquisition. Goodwill of $1,958,000 was recorded as a result of the transaction.

     The purchase price of $3,047,500, plus acquisition costs of $221,000, was allocated as follows (amounts in thousands):

Purchase price:
    Cash ....................................   $      1,548
    Common stock ............................          1,500
    Costs of acquisition ....................            221
                                                ------------
                                                $      3,269
                                                ============
Assets acquired and liabilities assumed:
    Current assets ..........................   $        123
    Equipment ...............................             48
    Intangible assets .......................            643
    Goodwill ................................          1,958
    Current liabilities .....................           (123)
    In-process research and development .....            620
                                                ------------
                                                $      3,269
                                                ============

     The Company recorded $620,000 in expense during the three months ended September 30, 2002 relating to in-process research and development acquired from Cutting Edge Software.

(c) iGo

     On September 3, 2002, the Company completed its acquisition of iGo Corporation, as announced on March 25, 2002 and as amended on July 18, 2002, through the merger of iGo Corporation with the Company's subsidiary, IGOC Acquisition, Inc., now iGo Direct Corporation. iGo is a direct marketer of computer peripheral equipment. Under the terms of the merger agreement, the Company paid cash of $3,250,000 and issued 2,600,000 shares of its common stock, valued at $1.305 per common share, to the former iGo stockholders. Additional consideration of $1,000,000 and 500,000 shares of the Company's common stock may also be paid to the former iGo stockholders on the first anniversary date of the merger, the payment of which is contingent upon certain performance criteria.

     The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed, based upon the estimated fair values at the date of acquisition. Goodwill of $4,605,000 was recorded as a result of the transaction.

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     The purchase price of $6,643,000, plus acquisition costs of $994,000, was allocated as follows (amounts in thousands):

Purchase price:
    Cash .......................................   $      3,250
    Common stock ...............................          3,393
    Costs of acquisition .......................            994
                                                   ------------
                                                   $      7,637
                                                   ============
Assets acquired and liabilities assumed:
    Current assets .............................   $      3,503
    Equipment ..................................            893
    Intangible assets ..........................            411
    Other assets ...............................             38
    Goodwill ...................................          4,605
    Current liabilities ........................         (2,220)
    Loan to stockholder ........................            407
                                                   ------------
                                                   $      7,637
                                                   ============

     The consolidated financial statements as of September 30, 2002 include the accounts of Portsmith, Cutting Edge Software and iGo and results of operations since the dates of acquisition. The following summary, prepared on a pro forma basis, presents the results of operations as if the acquisitions had occurred on January 1, 2001 (unaudited amounts in thousands, except per share data).


                                               Three months ended            Nine months ended
                                                 September 30,                 September 30,
                                         ----------------------------    ----------------------------
                                             2002            2001            2002            2001
                                         ------------    ------------    ------------    ------------
Net revenue                              $      9,716    $     14,016    $     34,018    $     49,360
                                         ============    ============    ============    ============
Net loss                                 $     (7,494)   $    (12,145)   $    (24,381)   $    (34,056)
                                         ============    ============    ============    ============
Net loss per share - basic and diluted   $      (0.39)   $      (0.65)   $      (1.27)   $      (1.84)
                                         ============    ============    ============    ============

     The pro forma results are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisitions had been effective at the beginning of 2001 or as a projection of future results.

4.   INVENTORIES

     Inventories consist of the following (amounts in thousands):


                 September 30,  December 31,
                     2002           2001
                 ------------   ------------

Raw materials    $      2,136   $      1,494
Finished goods          2,582          1,891
                 ------------   ------------

                 $      4,718   $      3,385
                 ============   ============

5.   GOODWILL AND INTANGIBLE ASSETS

     On January 1, 2002, the Company adopted Statement 142. Under this accounting standard, goodwill and intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment at least annually. Amortization is still required for identifiable intangible assets with finite lives.

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     Statement 142 also requires the completion of the transitional impairment test of the recorded goodwill as of the date this accounting standard is adopted. The Company completed the first step of the transitional impairment test during the quarter ended June 30, 2002, noting an indication of impairment associated with the recorded goodwill balance of $5,627,000 as of January 1, 2002. As part of the transitional impairment test, the Company identified one reporting unit within its one operating business segment. The Company completed the second step of the transitional impairment test during the quarter ended September 30, 2002. The Company has recorded a goodwill impairment loss of $5,627,000 as a result of completing its transitional impairment test, and has recognized this loss as the effect of a change in accounting principle as of January 1, 2002 in accordance with Statement 142. This impairment loss was determined based on a comparison of the fair value of the Company with its carrying amount, including goodwill that resulted from prior business acquisitions. The results of the comparison and loss measurement indicated that goodwill existing at the date of adoption of this accounting standard was fully impaired. In connection with its adoption of Statement 142, the Company reassessed previously recognized intangible assets and determined their classification and useful lives were appropriate.

     As a result of the acquisitions of Portsmith, Cutting Edge Software and iGo, the Company has recorded goodwill of $7,336,000 during 2002. In accordance with Statement 142, the Company will evaluate this goodwill for impairment as of December 31, 2002. This evaluation may lead to the write down of all or a portion of the currently recorded goodwill.

     Goodwill consists of the following at September 30, 2002 and December 31, 2001 (amounts in thousands):


                                                                                     September 30,      December 31,
                                                                                        2002               2001
                                                                                    -------------      -------------
Aggregate amount acquired                                                           $      13,739      $       6,403
Less accumulated amortization recognized prior to adoption of Statement 142                  (776)              (776)
Impairment loss recognized as a result of transitional goodwill impairment test            (5,627)                --
                                                                                    -------------      -------------
     Net carrying amount                                                            $       7,336      $       5,627
                                                                                    =============      =============

     The changes in the carrying amount of goodwill follows (amounts in thousands):


Reported balance at December 31, 2001                               $      5,627
Additional goodwill from acquisition of Portsmith                            773
Additional goodwill from acquisition of Cutting Edge Software              1,958
Additional goodwill from acquisition of iGo                                4,605
Impairment loss recognized as a result of transitional goodwill
     impairment test                                                      (5,627)
                                                                    ------------
                                                                    $      7,336
                                                                    ============

     The following table presents prior year loss and loss per share as if the non-amortization provisions of Statement 142 had been applied in the prior periods (amounts in thousands, except per share data).


                                              Three months ended              Nine months ended
                                                 September 30,                  September 30,
                                         ----------------------------    ----------------------------
                                            2002            2001             2002            2001
                                         ------------    ------------    ------------    ------------

Reported net loss                        $     (4,488)   $     (7,260)   $    (15,420)   $    (17,063)
Add back goodwill amortization                     --             155              --             465
                                         ------------    ------------    ------------    ------------
Adjusted net loss                        $     (4,488)   $     (7,105)   $    (15,420)   $    (16,598)
                                         ============    ============    ============    ============

BASIC AND DILUTED LOSS PER SHARE:
        Reported net loss per share      $      (0.26)   $      (0.49)   $      (0.96)   $      (1.16)
        Add back goodwill amortization             --            0.01              --            0.03
                                         ------------    ------------    ------------    ------------
        Adjusted loss per share          $      (0.26)   $      (0.48)   $      (0.96)   $      (1.13)
                                         ============    ============    ============    ============

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     Intangible assets consist of the following at September 30, 2002 and December 31, 2001 (amounts in thousands):


                                                    September 30, 2002                     December 31, 2001
                                          --------------------------------------   --------------------------------------
                                Average     Gross                        Net        Gross                         Net
                                 Life     Carrying     Accumulated    Intangible   Carrying    Accumulated     Intangible
                                (Years)    Amount     Amortization      Assets      Amount     Amortization      Assets
                                -------   --------    ------------    ----------   --------    ------------    ----------
Amortized intangible assets:
       License fees                   4   $    811    $       (223)   $      588   $    761    $        (85)   $      676
       Patents and trademarks         3        799            (383)          416        616            (204)          412
       Non-compete agreements         2        159             (80)           79         75             (47)           28
       Software                       5        600             (10)          590         --              --            --
       Trade names                   10        378              (3)          375         --              --            --
       Customer list                 10         76              (1)           75         --              --            --
                                          --------    ------------    ----------   --------    ------------    ----------
            Total                         $  2,823    $       (700)   $    2,123   $  1,452    $       (336)   $    1,116
                                          ========    ============    ==========   ========    ============    ==========

     Aggregate amortization expense for identifiable intangible assets totaled $145,000 and $364,000 for the three and nine months ended September 30, 2002, respectively and $33,000 and $77,000 for the three and nine months ended September 30, 2001, respectively. Estimated amortization expense for each of the five succeeding years ended December 31 is as follows (amounts in thousands):

         2003                                                                       $       642
         2004                                                                               327
         2005                                                                               207
         2006                                                                               191
         2007                                                                               151

6.   LINE OF CREDIT

     In October 2002, the Company entered into a $10,000,000 line of credit with a bank. The line bears interest at prime plus 0.5% (5.25% at September 30, 2002), interest only payments due monthly, with final payment of interest and principal due on July 31, 2004. The line of credit is secured by all assets of the Company. The Company has not drawn against the line of credit as of September 30, 2002. The line of credit is subject to financial covenants. The Company was not in compliance with certain covenants as of September 30, 2002.

7.   STOCKHOLDERS' EQUITY

  (a) Preferred Stock

     The Series C preferred stock is convertible into shares of common stock. The initial conversion rate was one for one, but was subject to change if certain events occur. Generally, the conversion rate will be adjusted if the Company issues any non-cash dividends on outstanding securities, splits its securities or otherwise effects a change to the number of its outstanding securities. The conversion rate will also be adjusted if the Company issues additional securities at a price that is less than the price that the Series C preferred stockholders paid for their shares. Such adjustments will be made according to certain formulas that are designed to prevent dilution of the Series C preferred stock. The Series C preferred stock can be converted at any time at the option of the holder, and will convert automatically, immediately prior to the consummation of a firm commitment public offering of common stock pursuant to a registration statement filed with the Securities and Exchange Commission having a per share price equal to or greater than $24.00 per share and a total gross offering amount of not less than $15,000,000. The rate of conversion was 1-to-0.9266 as of September 30, 2002.

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

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     During the period from December 31, 2001 through September 30, 2002, 128,280 shares of Series C preferred stock were converted into 99,210 shares of common stock at a rate of 1-to-0.70220 for conversions through February 20, 2002, at a rate of 1-to-0.74385 for those conversions beginning February 21, 2002 and through May 6, 2002, at a rate of 1-to-0.7548 for those conversions beginning May 7, 2002 and through August 19, 2002, at a rate of 1-to-0.79145 for those conversions beginning August 20, 2002 and through September 2, 2002, and at a rate of 1-to-0.9266 for those conversions beginning September 3, 2002 and thereafter.

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

8.   NET LOSS PER SHARE

     The computation of basic and diluted net loss per share follows (amounts in thousands, except per share data):


                                                                         Three months ended              Nine months ended
                                                                            September 30,                   September 30,
                                                                    ----------------------------    ----------------------------
                                                                        2002            2001            2002            2001
                                                                    ------------    ------------    ------------    ------------
Loss before cumulative effect of change in accounting principle     $     (4,488)   $     (7,260)   $     (9,793)   $    (17,063)
Cumulative effect of change in accounting principle                           --              --          (5,627)             --
                                                                    ------------    ------------    ------------    ------------
Net loss                                                            $     (4,488)   $     (7,260)   $    (15,420)   $    (17,063)
                                                                    ============    ============    ============    ============

Weighted average common shares outstanding - basic and diluted            17,159          14,846          16,125          14,715
                                                                    ============    ============    ============    ============

Net loss per share - basic and diluted
  Loss before cumulative effect of change in accounting principle   $      (0.26)   $      (0.49)   $      (0.61)   $      (1.16)
  Cumulative effect of change in accounting principle                         --              --           (0.35)             --
                                                                    ------------    ------------    ------------    ------------
                                                                    $      (0.26)   $      (0.49)   $      (0.96)   $      (1.16)
                                                                    ============    ============    ============    ============



       The following table summarizes securities outstanding which were not included in the calculation of diluted net loss per share since their inclusion would be antidilutive:


                                     September 30,
                              -----------------------------
                                  2002            2001
                              -------------   -------------

Stock options and warrants        2,858,704       1,446,641
                              =============   =============

Convertible preferred stock         554,379         695,826
                              =============   =============

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

9. CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

     Two customers accounted for 22% and 20% of total revenue of the Company for the nine months ended September 30, 2002. Two customers accounted for 30% and 26% of total revenue of the Company for the nine months ended September 30, 2001.

     Export sales were approximately 17% and 32% of the Company's total revenues for the nine months ended September 30, 2002 and 2001, respectively. The principal international market served by the Company was Europe.

10. CONTINGENCIES AND LITIGATION

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

11. RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("Statement 143"). Statement 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt Statement 143 on January 1, 2003. The adoption of Statement 143 is not expected to have a material impact on the Company's consolidated financial statements.

     In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("Statement 145"), which addresses financial accounting and reporting for reporting gains and losses from extinguishment of debt, accounting for intangible assets of motor carriers and accounting for leases. Statement 145 requires that gains and losses from early extinguishment of debt should not be classified as extraordinary, as previously required. Statement 145 also rescinds Statement 44, which was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980 (Public Law 96-296, 96th Congress, July 1, 1980). Those transitions are completed; therefore, Statement 44 is no longer necessary. Statement 145 also amends Statement 13 to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Statement 145 also makes various technical corrections to existing pronouncements. Those corrections are not substantive in nature. The provisions of this statement relating to Statement 4 are applicable in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002. All other provisions of this statement are effective for financial statements issued on or after May 15, 2002. The adoption of Statement 145 is not expected to have a material impact on the Company's consolidated financial statements.

     In June 2002, the FASB issued Statement No. 146, Accounting for Exit or Disposal Activities ("Statement 146"). Statement 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. Statement 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination of benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. Statement 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company is in the process of evaluating the adoption of Statement 146 and its impact on the financial position or results of operations of the Company.

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

OVERVIEW

     The Company designs, develops and markets power, connectivity, and accessory products and solutions for the mobile computing user. This includes
(1) universal docking products and remote peripheral component interface, or PCI bus, technology and products using our proprietary PCI expansion and Split Bridge(R) technologies, (2) batteries and various AC and DC power adapters which allow the user to power a notebook computer in an office, a home, a car, an airplane, or a boat, (3) a variety of cradle and connectivity products for handheld devices, and (4) a variety of accessories for portable computers such as monitor stands, travel adapters, and the like. To date, our revenues have come predominantly from monitor stands, handheld connectivity products, in air/in car chargers and expansion products. We expect revenues from those products to continue and also expect to see increasing revenues primarily from current and new power and handheld products and solutions as we further expand our markets and distribution channels for these products.

     We sell our products to OEMs, distributors, resellers, retailers, and end-users. A substantial portion of our net product sales is concentrated among a number of OEMs, including Symbol, Gateway, Hewlett-Packard, IBM, NEC, and Toshiba. A portion of our sales to IBM are made through Kingston Technologies, who acts as their fulfillment hub manager for sales in the United States and Malaysia. Direct sales to OEMs accounted for approximately 69% of net product sales for the nine months ended September 30, 2002 and approximately 75% of net product sales for the nine months ended September 30, 2001. We expect that we will continue to be dependent upon a number of OEMs for a significant portion of our net product sales in future periods, although no OEM is presently obligated to purchase a specified amount of products. Effective December 2001, we came to an agreement with Targus to terminate their distribution of our products, as it is our intention to market products previously sold through Targus under our own brand directly through our other distribution channels.

     A portion of our sales to distributors and resellers is generally under terms that provide for certain stock balancing return privileges and price protection. Accordingly, we make a provision for estimated sales returns and other allowances related to those sales. Returns, which have been netted in the product sales presented herein, were approximately 5% of net product sales for the nine months ended September 30, 2002 and 2001, respectively. The major distributors are allowed to return up to 20% of their prior quarter's purchases under the stock balancing programs, provided that they place a new order for equal or greater dollar value of the stock balancing return.

     We derive a material portion of our net product sales outside the United States, principally in France, Germany and the United Kingdom. International sales accounted for approximately 17% of our net product sales for the nine months ended September 30, 2002. We expect product sales outside the United States to continue to account for a large portion of our future net product sales. International sales are generally denominated in the currency of our foreign customers. A decrease in the value of foreign currencies relative to the U.S. dollar could result in a significant decrease in U.S. dollar sales received by us for our international sales.

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

     We have experienced significant operating losses since inception and, as of September 30, 2002, we have an accumulated deficit of approximately $97.1 million. These accumulated losses have resulted in decreases in cash and cash equivalents. If we do not achieve continued revenue growth sufficient to absorb our recent and planned expenditures, we could experience additional losses and corresponding decreases in cash and cash equivalents in future periods, including the remainder of 2002.

     Operating expenses for the nine months ended September 30, 2002 totaled $15.4 million as compared to $20.0 million for the nine months ended September 30, 2001. We anticipate that in the future we will make additional investments in our sales and marketing activities and, as a result, operating expenses will increase. We intend to make such investments on an ongoing basis, from cash generated from operations and, if available, from lines of credit and other sources of financing, as we develop and introduce new products and expand into new markets. We expect that such increases in spending will result in increases in revenues and resulting gross profits, which should result in turning our net losses into net profits.

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

     In August 2002, we acquired Cutting Edge Software, Inc., a leading developer and provider of software solutions for handheld computing devices. Cutting Edge Software currently provides software that allows users of Palm operating system devices to utilize popular word processing, spreadsheet and presentation programs. Cutting Edge Software has also developed software that allows users to remotely access files stored on a desktop computer from a wireless PDA or smartphone. This acquisition, in conjunction with the Portsmith acquisition, enhances our product and service offering within the rapidly growing wireless handheld computing device market.

     In September 2002, we acquired iGo Corporation (now iGo Direct Corporation), a leading computer solutions provider. iGo distributes its products through distributors and directly through its catalog and internet channels, and is a well-recognized brand name in the portable computer power products and accessories market. We believe the acquisition of iGo will broaden our revenue base and substantially strengthen our distribution capabilities and brand identity.

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

     Our recognition of revenues from product sales to distributors and retailers (the "distribution channel") is affected by agreements we have giving certain customers rights to return our product at any time after purchase. We also have agreements with certain customers that allow them to receive credit for subsequent price reductions ("price protection"). At the time we recognize revenue, upon shipment and transfer of ownership, we reduce our measurements of those sales and the related cost of sales by our estimates of future returns and price protection. We also reduce our measurements of accounts receivable by the estimated profit margins associated with returns (i.e., sales price less cost of sales).

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

     For the nine months ended September 30, 2002, gross sales to the distribution channel accounted for approximately 11% of net product sales. Accordingly, in preparing our financial statements as of September 30, 2002, we estimated future product returns for sales into the distribution channel to be approximately 9% of gross sales into the distribution channel for the nine months ended September 30, 2002. This estimate has increased from previous estimates as a result of the acquisition of iGo products sold into the distribution channel.

GOODWILL

     In conjunction with the implementation of the new accounting rules for goodwill, we performed a goodwill impairment evaluation relating the goodwill that was recorded as of December 31, 2001. Based on the results of that impairment evaluation, we determined the recorded goodwill at December 31, 2001 of approximately $5.6 million was fully impaired. We recorded the impairment write-down as a cumulative effect of change in accounting principle in accordance with the new accounting standard.

     As a result of our recent acquisitions of Portsmith, Cutting Edge Software and iGo we have recorded additional goodwill of approximately $7.3 million. In accordance with the new accounting rules, we will evaluate the newly acquired goodwill for impairment as of December 31, 2002. This evaluation may lead to the write down of all or a portion of the recorded goodwill in the fourth quarter of 2002.

     The impairment evaluation process is based on both a discounted future cash flow approach and a market comparable approach. The discounted cash flow approach uses our estimates of future market growth rates, market share, revenues and costs, as well as appropriate discount rates. If we fail to achieve our assumed revenue growth rates or assumed gross margin, we may incur charges for impairment of goodwill in the future. For these reasons, we believe that the accounting estimate related to goodwill impairment is a "critical accounting estimate".

RESULTS OF OPERATIONS

     The following table presents certain selected consolidated financial data for the periods indicated expressed as a percentage of total revenue:


                                                                  Three months ended                Nine months ended
                                                                     September 30,                    September 30,
                                                            -----------------------------     -----------------------------
                                                                      Unaudited                         Unaudited
                                                            -----------------------------     -----------------------------
                                                                2002             2001             2002             2001
                                                            ------------     ------------     ------------     ------------
Revenue:
  Net product sales                                                 98.2%            98.6%            97.4%            98.6%
  Technology transfer                                                1.8%             1.4%             2.6%             1.4%
                                                            ------------     ------------     ------------     ------------
      Total revenue                                                100.0%           100.0%           100.0%           100.0%
Cost of revenue:
  Product sales                                                     77.5%            94.1%            76.0%            91.6%
  Technology transfer                                                0.0%             0.0%             0.0%             0.0%
                                                            ------------     ------------     ------------     ------------
      Total cost of revenue                                         77.5%            94.1%            76.0%            91.6%
                                                            ------------     ------------     ------------     ------------
      Gross profit                                                  22.5%             5.9%            24.0%             8.4%

Operating expenses:
      Sales and marketing                                           24.8%            28.6%            23.7%            31.6%
      Research and development                                      30.4%            21.7%            22.2%            22.3%
      General and administrative                                    30.3%            62.3%            27.1%            39.9%
                                                            ------------     ------------     ------------     ------------
          Total operating expenses                                  85.5%           112.6%            73.0%            93.8%
                                                            ------------     ------------     ------------     ------------
          Loss from operations                                     (63.0)%         (106.7)%          (49.0)%          (85.4)%

Other income (expense):
      Interest, net                                                  2.4%             4.0%             2.7%             5.2%
      Other, net                                                     0.2%             0.3%            (0.3)%            0.0%
                                                            ------------     ------------     ------------     ------------
Loss before provision for income taxes
  and cumulative effect of change in accounting principle          (60.4)%         (102.4)%          (46.6)%          (80.2)%
Provision for income taxes                                           0.0%             0.0%             0.0%             0.0%
                                                            ------------     ------------     ------------     ------------
Loss before cumulative effect of change
      in accounting principle                                      (60.4)%         (102.4)%          (46.6)%          (80.2)%
Cumulative effect of change in accounting principle                  0.0%             0.0%           (26.7)%            0.0%
                                                            ------------     ------------     ------------     ------------
      Net loss                                                     (60.4)%         (102.4)%          (73.3)%          (80.2)%
                                                            ============     ============     ============     ============


Comparison of Three Months Ended September 30, 2002 and 2001

     Net product sales. Net product sales consist of sales of product, net of returns and allowances. We recognize sales at the time goods are shipped and the ownership of the goods is transferred to the customer. Allowances for returns and credits are made in the same period the related sales are recorded. Net product sales increased 4.4% to $7.3 million for the three months ended September 30, 2002 from $7.0 million for the three months ended September 30, 2001. The increase was primarily attributable to sales of approximately $3.9 million from recently acquired subsidiaries Portsmith, Cutting Edge Software and iGo. This increase was largely offset by decreases primarily attributable to a reduction in sales of power products to Targus, as a result of the termination of our relationship with Targus in December 2001.

     Technology transfer fees. Technology transfer fees consist of revenue from the licensing and transferring by the Company of its Split Bridge(R) and handheld docking cradle technology and architecture. Revenue from technology transfer fees is recognized ratably over the term of the sales agreement. During the three months ended September 30, 2002, the Company recognized a technology transfer fee of $133,000 or 1.8% of total revenue. Technology transfer fees represented revenue of $100,000, or 1.4% of total revenues, for the three months ended September 30, 2001.

     Cost of revenue - product sales. Cost of revenue - product sales consists primarily of costs associated with components, outsourced manufacturing and in-house labor associated with assembly, testing, packaging, shipping and quality assurance, and depreciation of equipment and indirect manufacturing costs. Cost of revenue - product sales decreased 13.6% to $5.8 million for the three months ended September 30, 2002 from $6.7 million for the three months ended September 30, 2001. The decrease in cost of revenue - product sales was due primarily to a $1.2 million charge to cost of revenue - product sales for excess and obsolete inventory for the three months ended September 31, 2001. Cost of revenue - product sales as a percentage of net product sales decreased to 77.5% for the three months ended September 30, 2002 from 94.1% for the three months ended

September 30, 2001. Excluding the $1.2 million inventory charge, cost of revenues - product sales as a percentage of net product sales for the three months ended September 30, 2001 was 78.2%.

     Cost of revenue - technology transfer. Cost of revenue - technology transfer consists of engineering expenses related to the Split Bridge(R) and handheld docking cradle technology. There were no costs of revenue - technology transfer for the three months ended September 30, 2002 and 2001, as the technology transfer fees for the periods consisted solely of fees for existing technology.

     Gross profit. Gross profit increased to 22.5% of total revenue for the three months ended September 30, 2002 from 5.9% of total revenue for the three months ended September 30, 2001. The gross profit rate increase is due primarily to the $1.2 million charge to cost of revenue - product sales for excess and obsolete inventory for the three months ended September 30, 2001. Excluding this charge, gross profit was 22.9% for the three months ended September 30, 2001.

     Sales and marketing. Sales and marketing expenses generally consist of salaries, commissions and other personnel related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. Sales and marketing expenses decreased 9.3% to $1.8 million for the three months ended September 30, 2002 from $2.0 million for the three months ended September 30, 2001. The decrease is primarily the result of a reduction in marketing programs resulting from our decision to focus our marketing efforts on what we have deemed to be the most productive sales channels. As a percentage of total revenue, sales and marketing expenses decreased to 24.8% for the three months ended September 30, 2002 from 28.6% for the three months ended September 30, 2001.

     Research and development. Research and development expenses consist primarily of salaries and personnel-related costs, facilities, outside consulting, lab costs and travel related costs of our product development group. Research and development expenses increased 46.6% to $2.3 million for the three months ended September 30, 2002 from $1.5 for the three months ended September 30, 2001. Research and development expenses as a percentage of total revenue increased to 30.4% for the three months ended September 30, 2002 from 21.7% for the three months ended September 30, 2001. Research and development expense for the three months ended September 30, 2002 included $620,000 of in-process research and development recorded in connection with the acquisition of Cutting Edge Software and $400,000 associated with the write-down of certain tooling equipment. Excluding these charges, research and development expense decreased to $1.2 million or 16.7% of revenues. The decrease is due to reductions in engineering expenses and staff.

     General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related expenses of our finance, human resources, information systems, corporate development and other administrative personnel, as well as professional fees, depreciation and amortization and related expenses. General and administrative expenses also include non-cash compensation, which is the result of the issuance of common stock, warrants and stock options at a price deemed to be less than market value to employees and outside consultants for services rendered. General and administrative expenses decreased 49.1% to $2.2 million for the three months ended September 30, 2002 from $4.4 million for the three months ended September 30, 2001. For the three months ended September 30, 2001, general and administrative expenses included a write-off of a $3.0 million loan to a strategic partner and also included goodwill amortization of $155,000 relating to the acquisition of Magma in October, 2000. Excluding the September 30, 2001 charges, general and administrative expenses for the three months ended September 30, 2002 increased approximately $900,000, primarily due to severance and termination costs and increases in general and administrative expenses, including personnel, facilities, travel and telecommunications as a result of the acquisitions of Portsmith, Cutting Edge Software and iGo.

     Interest, net. Interest, net consists primarily of interest earned on our cash balances and short-term investments, net of interest expense. Net interest income for three months ended September 30, 2002 was $176,000 compared to $286,000 for the three months ended September 30, 2001. The change was primarily due to the reduction in cash balance from September 30, 2001 to September 30, 2002.

     Income taxes. We have incurred losses from inception to date; therefore, no provision for income taxes was required for the three months ended September 30, 2002 and 2001.

Comparison of Nine Months Ended September 30, 2002 and 2001

     Net product sales. Net product sales consist of sales of product, net of returns and allowances. We recognize sales at the time goods are shipped and the ownership of the goods is transferred to the customer. Allowances for returns and credits are made in the same period the related sales are recorded. Net product sales decreased 2.3% to $20.5 million for the nine months ended September 30, 2002 from $21.0 million for the nine months ended September 30, 2001. The decrease was primarily attributable to a reduction in sales of power products to Targus, as a result of the termination of our relationship with Targus in December 2001. The decrease was partially offset by sales relating to handheld products as a result of our acquisition of Portsmith, Inc. in February 2002 as well as sales of power products and batteries as a result of our acquisition of iGo in September 2002 and sales of software as a result of our acquisition of Cutting Edge Software in August 2002, all of which totaled approximately $7.8 million.

     Technology transfer fees. Technology transfer fees consist of revenue from the licensing and transferring by the Company of its Split Bridge(R) and handheld docking cradle technology and architecture. Revenue from technology transfer fees is recognized ratably over the term of the sales agreement. During the nine months ended September 30, 2002, the Company recognized a technology transfer fee of $548,000 or 2.6% of total revenue. Technology transfer fees represented revenue of $300,000, or 1.4% of total revenues, for the nine months ended September 30, 2001.

     Cost of revenue - product sales. Cost of revenue - product sales consists primarily of costs associated with components, outsourced manufacturing and in-house labor associated with assembly, testing, packaging, shipping and quality assurance, and depreciation of equipment and indirect manufacturing costs. Cost of revenue - product sales decreased 18.0% to $16.0 million for the nine months ended September 30, 2002 from $19.5 million for the nine months ended September 30, 2001. The decrease in cost of revenue - product sales was due primarily to a $3.4 million charge to cost of revenue - product sales for excess and obsolete inventory for the nine months ended September 30, 2001. Cost of revenue - product sales as a percentage of net product sales decreased to 76.0% for the nine months ended September 30, 2002 from 91.6% for the nine months ended September 30, 2001. Excluding the $3.4 million charge, cost of revenues - product sales as a percentage of net product sales for the nine months ended September 30, 2001 was 76.7%.

     Cost of revenue - technology transfer. Cost of revenue - technology transfer consists of engineering expenses related to the Split Bridge(R) and handheld docking cradle technology. There were no costs of revenue - technology transfer for the nine months ended September 30, 2002 and 2001, as the technology transfer fees for the periods consisted solely of fees for existing technology.

     Gross profit. Gross profit increased to 24.0% of total revenue for the nine months ended September 30, 2002 from 8.4% of total revenue for the nine months ended September 30, 2001. The gross profit rate increase is due primarily to the $3.4 million charge to cost of revenue - product sales for excess and obsolete inventory for the nine months ended September 30, 2001. Excluding this charge, gross profit was 24.4% for the nine months ended September 30, 2001.

     Sales and marketing. Sales and marketing expenses generally consist of salaries, commissions and other personnel related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. Sales and marketing expenses decreased 25.9% to $5.0 million for the nine months ended September 30, 2002 from $6.7 million for the nine months ended September 30, 2001. The decrease is primarily the result of a reduction in marketing programs resulting from our decision to focus our marketing efforts on what we have deemed to be the most productive sales channels. As a percentage of total revenue, sales and marketing expenses decreased to 23.7% for the nine months ended September 30, 2002 from 31.6% for the nine months ended September 30, 2001.

     Research and development. Research and development expenses consist primarily of salaries and personnel-related costs, facilities, outside consulting, lab costs and travel related costs of our product development group. Research and development expenses decreased 1.6% to $4.7 million for the nine months ended September 30, 2002 from $4.7 million for the nine months ended September 30, 2001. Research and development expenses as a percentage of total revenue decreased to 22.2% for the nine months ended September 30, 2002 from 22.3% for the nine months ended September 30, 2001. The decrease is due to reductions in engineering expenses and staff as a result of the development of Split Bridge(R) technology, which was largely developed in 2000 and the early part of 2001. The decrease is partially offset by charges for acquired in-process research and development of $620,000 and the $400,000 write-off of certain tooling equipment during the nine months ended September 30, 2002. Excluding these charges, research and development expense decreased to $3.7 million or 17.4% of revenues.

     General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related expenses of our finance, human resources, information systems, corporate development and other administrative personnel, as well as professional fees, depreciation and amortization and related expenses. General and administrative expenses also include non-cash compensation, which is the result of the issuance of common stock, warrants and stock options at a price deemed to be less than market value to employees and outside consultants for services rendered. General and administrative expenses decreased 32.9% to $5.7 million for the nine months ended September 30, 2002 from $8.5 million for the nine months ended September 30, 2001. For the nine months ended September 30, 2001, general and administrative expenses included a write-off of a $3.0 million loan to a strategic partner and also included goodwill amortization of $465,000 relating to the acquisition of Magma in October, 2000. Excluding the September 30, 2001 charges, general and administrative expenses for the nine months ended September 30, 2002 increased approximately $700,000, primarily due to severance and termination costs and increases in general and administrative expenses, including personnel, facilities, travel and telecommunications as a result of the acquisitions of Portsmith, Cutting Edge Software and iGo.

     Interest, net. Interest, net consists primarily of interest earned on our cash balances and short-term investments, net of interest expense. Net interest income for nine months ended September 30, 2002 was $577,000 compared to $1.1 million for the nine months ended September 30, 2001. The change was primarily due to the reduction in cash balance from September 30, 2001 to September 30, 2002.

     Income taxes. We have incurred losses from inception to date; therefore, no provision for income taxes was required for the six months ended September 30, 2002 and 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have funded our operations primarily through debt and equity financing, as the cash consumed by our operating activities has exceeded cash generated by revenues. Our operating activities used cash of $5.1 million and $12.6 million for the nine months ended September 30, 2002 and 2001, respectively. Net cash used in operating activities for the nine months ended September 30, 2002 was primarily attributed to our net loss of $15.4 million, offset by non-cash charges of $8.6 million and a decrease in accounts receivable and an increase in accounts payable. Inventory and prepaid expenses increased, while accrued expenses decreased.

     Our investing activities used cash of $3.5 million and $2.6 million for the nine months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002, cash used for investing was for the acquisitions of Portsmith, Cutting Edge Software and iGo and for purchases of property and equipment and is partially offset by cash acquired and the sale of an investment. For the nine months ended September 30, 2001, cash used in investing activities was for the purchase of property and equipment, cash paid for a note receivable which was written off in its entirety during the three months ended September 30, 2001, and cash paid to exercise a stock purchase warrant.

     Our net financing activities used cash of $8,000 and $30,000 for the nine months ended September 30, 2002 and 2001, respectively.

     Our cash and cash equivalents decreased to $6.2 million at September 30, 2002 compared to $14.8 million at December 31, 2001. Our net working capital at those same dates was $8.2 million and $19.4 million, respectively. At September 30, 2002 our available sources of liquidity were our cash and cash equivalents.

     At September 30, 2002, we had approximately $70.5 million of federal, foreign and state net operating loss carryforwards which expire at various dates. We anticipate that the sale of common stock in the IPO coupled with prior sales of common stock will cause an annual limitation on the use of our net operating loss carryforwards pursuant to the change in ownership provisions of
Section 382 of the Internal Revenue Code of 1986, as amended. This limitation is expected to have a material effect on the timing of our ability to use the net operating loss carryforward in the future. Additionally, our ability to use the net operating loss carryforward is dependent upon our level of future profitability, which cannot be determined.

     At September 30, 2002, we had future commitments relating to various non-cancelable operating leases totaling approximately $2.9 million, payable over the next six years, with approximately $200,000 payable in 2002, $550,000 payable in 2003, $650,000 payable in 2004, $400,000 payable in 2005, $400,000 payable in 2006, $400,000 payable in 2007, and $300,000 payable in 2004.

     In October 2002, we entered into a $10,000,000 line of credit with a bank. The line bears interest at prime plus 0.5% (5.25% at September 30, 2002), interest only payments due monthly, with final payment of interest and principal on July 31, 2004. The line of credit is secured by all assets of the Company. The Company has not drawn against the line of credit as of September 30, 2002. The line of credit is subject to financial covenants. The Company was not in compliance with certain covenants as of September 30, 2002. In the event the Company is unsuccessful in obtaining a waiver from the bank or modifying the covenants, this could have a material adverse effect on the liquidity of the Company.

     Our future capital requirements include funding operations, financing the growth of working capital items such as accounts receivable and inventories, and the purchase of equipment and fixtures to accomplish future growth, and potential earn-out payments in connection with acquisitions. We believe that our cash and cash equivalents on hand and borrowings available under our line of credit will be sufficient to satisfy our expected cash and working capital requirements for the next twelve months.

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

ITEM 4. CONTROLS AND PROCEDURES

     Based upon their evaluations of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this report, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were adequate and designed to ensure that information required to be disclosed by the Company in this report is recorded, processed, summarized and reported by the filing date of this report, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     There were no significant changes in internal controls or in other factors that could significantly affect internal controls to the date of such evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses in internal controls, subsequent to the evaluation described above.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

     Mobility Electronics, Inc. v. Comarco, Inc. and Comarco Wireless Technologies, Inc. No. CIV01-1489 PHX MHM was filed on August 10, 2001 in the United States District Court for the District of Arizona. In this lawsuit, we allege infringement of U.S. Patent No. 5,347,211 entitled "Selectable Output Power Converter." We have amended our complaint to further seek declaratory judgments of non-infringement, patent invalidity and/or patent unenforceability of three patents allegedly owned by Comarco: U.S. Patent Nos. 6,172,884, 6,091,661 and 5,838,554. The defendants have filed a motion to dismiss, which was denied by the Court on July 26, 2002. We will continue to vigorously pursue our claims in this litigation.

     Comarco Wireless Technologies, Inc. v. Xtend Micro Products Inc. and iGo Corporation No. SACV02-640 AHS (Anx) was filed on June 21, 2002, in the United States District Court for the Central District of California. In this lawsuit, Comarco is seeking injunctive relief, monetary damages, and costs and attorney fees. On October 28, 2002, the Court signed and Order transferring the lawsuit to the United States District Court for the District of Arizona where Mobility already has a lawsuit pending against Comarco involving certain patents as described in the preceding paragraph. We intend to vigorously defend ourselves against the claims in this lawsuit.

     Richard C. Liggitt v. Portsmith, Inc., et al., Case No. 02CC03308 was filed on February 22, 2002 in the Superior Court of the State of California, County of Orange, Central Judicial District. In this lawsuit the plaintiff alleges fraud in connection with merger negotiations that led to the execution of a merger agreement between a company owned by the plaintiff and Portsmith, which we acquired in February 2002. The plaintiff also alleges wrongful termination of his employment with Portsmith and breach of the implied covenant of good faith and fair dealing under his employment agreement with Portsmith. Finally, the plaintiff alleges that Portsmith was the alter ego of certain of Portsmith's former directors. The plaintiff is seeking general and special damages, punitive damages, attorneys' fees and costs. We have filed an answer denying all material allegations and have asserted a counterclaim for fraud and breach of contract. The parties have reached a settlement and are awaiting approval of the settlement from the court. The settlement will not be effective unless that approval is obtained.

     Under the terms of the settlement, the Company will pay Mr. Liggitt an aggregate of $1,000,000 (the "Settlement Amount") in exchange for a settlement and release of all claims and a cancellation of all of Mr. Liggitt's rights as a former shareholder of Portsmith under the merger agreement between the Company and Portsmith, including, but not limited to, the 53,647 shares of the Company's common stock Mr. Liggitt received in connection with the merger, the 53,646 shares of the Company's common stock currently held in escrow that Mr. Liggitt may otherwise be entitled to receive and Mr. Liggitt's share in any potential earn-out payments. Of the Settlement Amount, $10,000 will be paid upon approval of the settlement by the court and $990,000 will be paid in the form of a convertible subordinated promissory note bearing interest at four percent per year, payable in quarterly installments of principal and interest beginning in January 2003, through December 2005. The outstanding principal of the promissory note may be converted by Mr. Liggitt at any time into shares of the Company's common stock, at a conversion price of $3.00 per share. In connection with this settlement, the potential earn-outs under the merger agreement between the Company and Portsmith will be reduced by $480,000, plus a certain additional amount for fees and expenses and a tax settlement, and Mr. Liggitt's share of the potential earn-puts will be eliminated.

     Mobility Electronics, Inc. v. General Dynamics OTS, Inc., pending in The United States District Court for the District of Arizona, Docket No. Civ '02 0736 PHX JAT. This is a suit for declaratory judgment brought by Mobility arising out of a dispute involving a trademark license agreement with General Dynamics OTS, Inc., the owner of the trademark "EmPower." General Dynamics has contended that it is owed approximately $710,000 in back royalties and interest based upon its interpretation of the license agreement. Under Mobility's interpretation of the license, the royalties owed are substantially less. Mobility commenced this litigation on April 19, 2002, in order to have the Court construe the disputed terms of the license agreement and determine the amount owed by Mobility. General Dynamics has responded to the suit and asserted a counterclaim for, among other things, the royalties it alleges to be due, plus attorney's fees and interest. This lawsuit is in the initial stages and we cannot express an opinion as to the outcome of this action. Our failure to express an opinion at this stage should not be construed as an indication that we believe Mobility may ultimately be liable for any or all of the damages sought by General Dynamics. We intend to vigorously pursue the claims made in this lawsuit.

     We are from time to time involved in various legal proceedings other than those set forth above incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on our business, financial condition, results of operations or liquidity.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Effective as of August 20, 2002, the Company issued 796,394 shares of common stock to Jeff Musa in connection with its acquisition of Cutting Edge Software, Inc.

     Effective September 12, 2002, Jackson Walker L.L.P., the Company's legal counsel, agreed to convert $600,000 of fees and expenses owed by the Company into 571,428 shares of the Company's common stock, subject to a re-sale registration statement for such shares being filed with, and declared effective by, the Securities and Exchange Commission on or prior to December 5, 2002.

     The two issuances set forth above were made in reliance upon the exemptions from registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), contained in Section 4(2) on the basis that such transactions did not involve a public offering. When appropriate, the Company determined that the purchasers of securities described below were sophisticated investors who had the financial ability to assume the risk of their investment in the Company's securities and acquired such securities for their own account and not with a view to any distribution thereof to the public. The certificates evidencing the securities bear legends stating that the securities are not to be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements.

     On September 3, 2002, the Company issued 2,600,000 shares of its common stock to the former stockholders of iGo in connection with the acquisition of iGo. The issuance was registered by the Company with the Securities and Exchange Commission on Form S-4, Registration Number 333-88078.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

               None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

               None

ITEM 5. OTHER INFORMATION:

               None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

               (a)  Exhibits:


    Exhibit
    Number         Description
    ------         -----------

      2.1   --      Agreement and Plan of Merger dated March 23, 2002, by and
                    among Mobility Electronics, Inc., iGo Corporation and IGOC
                    Acquisition, Inc.(8)

      3.1   --      Certificate of Incorporation of the Company.(1)

      3.2   --      Articles of Amendment to the Certificate of Incorporation of
                    the Company dated as of June 17, 1997.(3)

      3.3   --      Articles of Amendment to the Certificate of Incorporation of
                    the Company dated as of September 10 1997.(1)

      3.4   --      Articles of Amendment to the Certificate of Incorporation of
                    the Company dated as of July 20, 1998.(1)

      3.5   --      Articles of Amendment to the Certificate of Incorporation of
                    the Company dated as of February 3, 2000.(1)

      3.6   --      Certificate of Designations, Preferences, Rights and
                    Limitations of Series C Preferred Stock.(1)

      3.7   --      Amended Bylaws of the Company.(1)

      3.8   --      Certificate of the Designations, Preferences, Rights and
                    Limitations of Series D Preferred Stock.(2)

      3.9   --      Articles of Amendment to the Certificate of Incorporation of
                    the Company dated as of 2000.(3)

      4.1   --      Specimen of Common Stock Certificate.(4)

      4.2   --      Form of 12% Convertible Debenture of the Company.(1)

      4.3   --      Registration Rights Agreement by and between the Company and
                    Miram International, Inc. dated July 29, 1997.(1)

      4.4   --      Placements for the Purchase of Up To 900 Units, Each
                    Consisting of 1,000 shares of the Company's Common stock.(1)

      4.5   --      Form of Unit Purchase Agreement used in 1997 Private
                    Placements for the Purchase of Up To 875 Units, Each
                    Consisting of 2,000 shares of the Company's Common stock and warrants to purchase 500 shares of the Company's Common
                    Stock. (1)

      4.6   --      Form of 13% Bridge Promissory Note and Warrant Purchase
                    Agreement used in March 1999 Private Placement.(1)

      4.7   --      Form of 13% Bridge Promissory Note and Warrant Purchase
                    Agreement used in March 1999 Private Placement.(1)

      4.8   --      Form of 13% Bridge Promissory Note and Warrant Purchase
                    Agreement used in July 1999 Private Placement.(1)

      4.9   --      Form of 13% Bridge Note issued in July 1999 Private
                    Placement.(1)

     4.10   --      13% Bridge Note Conversion Notice expired March 31, 1999.(1)

     4.11   --      Form of Series C Preferred Stock Purchase Agreement used in
                    1998 and 1999 Private Placements.(1)

     4.12   --      Form of Series C Preferred Stock and Warrant Purchase
                    Agreements used in 1999 and 2000 Private Placements.(1)

     4.13   --      Series C Preferred Stock Purchase Agreement executed May 3,
                    1999, between the Company, Philips Semiconductors VLSI, Inc.
                    (f/k/a VSLI Technology, Inc.) and Seligman Communications and Information Fund, Inc.(1)

     4.14   --      Amended and Restated Stock Purchase Warrant issued by the
                    Company to Finova Capital Corporation (f/k/a Sirrom Capital
                    Corporation) dated as of March 25, 1998.(1)

     4.15   --      Stock Purchase Warrant issued by the Company to Finova
                    Capital Corporation (f/k/a Sirrom Capital Corporation) dated as of March 25, 1998.(1)

     4.16   --      Series C Preferred Stock and Warrant Purchase Agreement
                    dated October 29, 1999, between the Company and Seligman
                    Communications and Information Fund, Inc.(1)

     4.17   --      Contribution and Indemnification Agreement by and among
                    Janice L. Breeze, Jeffrey S. Doss, Charles R. Mollo, Cameron
                    Wilson, the Company and certain Stockholders of the Company dated April 20, 1998.(1)

     4.18   --      Form of Warrant to Purchase common stock of the Company
                    issued to certain holders in Connection with that certain
                    Contribution and Indemnification Agreement by and among Janice L. Breeze, Jeffrey S. Doss, Charles R. Mollo, Cameron
                    Wilson, the Company and certain Stockholders of the Company dated April 20, 1998.(1)

     4.19   --      Form of Warrant to Purchase common stock of the Company
                    issued to certain holders in Connection with that certain
                    Contribution and Indemnification Agreement by and among Janice L. Breeze, Jeffrey S. Doss, Charles R. Mollo, Cameron
                    Wilson, the Company and certain Stockholders of the Company dated November 2, 1999.(2)

     4.20   --      Form of Warrant to Purchase Common Stock of the Company
                    issued in the 1997 Private Placement.(2)

     4.21   --      Form of 13% Bridge Note issued in March 1999 Private
                    Placement.(2)

     4.23   --      Investor Rights Agreement dated October 29, 1999 by and
                    between the Company and Seligman Communications and Information Fund, Inc. entered into in connection with The
                    Series C Preferred Stock and Warrant Purchase Agreement
                    Series C Preferred Stock and Warrant Purchase Agreement dated October 29, 1999.(2)

     4.24   --      Form of Warrant to Purchase Shares of Common Stock issued in connection with the Loan Extension Agreement dated February
                    29, 2000.(2)

     4.25   --      Investors' Rights Agreement executed May 3, 1999 between the
                    Company, Philips Semiconductors VLSI, Inc. f/k/a VLSI
                    Technology, Inc.) and Seligman Communications and
                    Information Fund, Inc.(3)

     4.26   --      Registration Rights granted by the Company to Cybex Computer
                    Products Corporation in connection with the Strategic
                    Partner Agreement dated March 6, 2000.(3)

     4.27   --      13% Bridge Note Conversion Notice used in July 1999 Private
                    Placement.(5)

     4.28   --      Letter agreement dated September 12, 2002 between Mobility
                    Electronics, Inc. and Jackson Walker L.L.P.*

     4.29   --      Mobility Electronics, Inc. Convertible Subordinated
                    Promissory Note in the principal amount of $990,000 dated
                    November 15, 2002*

     10.1   --      Settlement Agreement dated July 18, 2002, by and among Xtend
                    Micro Products, Inc., iGo Corporation, Xmicro Holding
                    Company, Inc., Mark Rapparport, Mobility Electronics, Inc., and each of the Institutional Venture Partners VII, L.P.,
                    Ken Hawk, individually and as Trustee of the Kenneth W. Hawk
                    Grantor Retained Annuity Trust, Peter Gotcher, IVM
                    Investment Fund VIII, LLC, Robert Darrell Boyle Trustee UTA dated August 26, 1994, Lauren Reeves Boyle Trustee UTA dated
                    August 26, 1994, IVM Investment Fund VIII-A, LLC, IVP
                    Founders Fund, L.P., Ross Bott, Ph.D., David Olson, Scott
                    Shackelton, Reid W. Dennis and IVP Founders Fund I, L.P.(7)

     10.2   --      Depository Agreement made as of July 18, 2002, by and among
                    U.S. Stock Transfer Corporation, iGo Corporation, Mark
                    Rapparport, an individual, and XMicro Holding Company, Inc.
                    (7)

     10.3   --      Lock-up and Voting Agreement, dated July 18, 2002 by and
                    between Mobility Electronics, Inc., iGo Corporation, Xmicro
                    Holding Company, Inc., and Mark Rapparport.(7)

     10.4   --      Agreement and Plan of Merger, dated as of August 20, 2002, by and among Cutting Edge Software, Inc., Jeff Musa,
                    Mobility Electronics, Inc. and CES Acquisition, Inc.*

     10.5   --      Lockup Agreement dated as of August 20, 2002, by and between
                    Mobility Electronics, Inc. and Jeff Musa*

     10.6   --      Purchase Agreement dated as of November 15, 2002, by and
                    between Richard C. Liggitt and Mobility Electronics, Inc.*

     10.7   --      Compromise Settlement Agreement dated November 15, 2002, by and between Mobility Electronics, Inc., Portsmith, Inc.,
                    Holmes Lundt, Jeff Asla, Richard Neff, Dan Axtman and
                    Richard C. Liggitt.*

     24.1   --      None

     99.1   --      Certification of Charles R. Mollo pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

     99.2   --      Certification of Joan W. Brubacher pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

(4) Previously filed as an exhibit to Amendment No. 3 to Registration Statement No. 333-30264 dated May 18, 2000.

(5) Previously filed as an exhibit to Amendment No. 4 to Registration Statement No. 333-30264 dated May 26, 2000.

(6) Previously filed as an exhibit to Current Report on Form 8-K No. 000-30907 filed on October 17, 2000.

(7) Previously filed as an exhibit to Amendment No. 1 to Registration Statement No. 333-88078 filed on August 5, 2002.

(8) Previously filed as an exhibit to Mobility's Form 10-K for the period ending December 31, 2001.


               (b) Reports on Form 8-K: The Company filed a Report on Form 8-K on September 17, 2002 reporting its acquisition of iGo Corporation.

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES


                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            MOBILITY ELECTRONICS, INC.



Dated:  November 19, 2002                   By:  /S/ CHARLES R. MOLLO
                                                 -------------------------------
                                            Charles R. Mollo
                                            President, Chief Executive Officer
                                              and Chairman of the Board
                                            (Principal Executive Officer)

                                            By:  /S/ JOAN W. BRUBACHER
                                                 -------------------------------
                                            Joan W. Brubacher
                                            Executive Vice President and Chief
                                              Financial Officer and Authorized
                                              Officer of Registrant
                                            (Principal Financial and Accounting
                                              Officer)

                                 CERTIFICATIONS

I, Charles R. Mollo, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Mobility Electronics, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 19, 2002

 /s/ Charles R. Mollo
-----------------------------
  Charles R. Mollo
  President and Chief Executive Officer

I, Joan W. Brubacher, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Mobility Electronics, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 19, 2002

 /s/ Joan W. Brubacher
-------------------------------------
  Joan W. Brubacher
  Executive Vice President and Chief Financial Officer

                           MOBILITY ELECTRONICS, INC.

                                INDEX TO EXHIBITS



    Exhibit
    Number         Description
    ------         -----------
      2.1   --      Agreement and Plan of Merger dated March 23, 2002, by and
                    among Mobility Electronics, Inc., iGo Corporation and IGOC
                    Acquisition, Inc.(8)

      3.1   --      Certificate of Incorporation of the Company.(1)

      3.2   --      Articles of Amendment to the Certificate of Incorporation of
                    the Company dated as of June 17, 1997.(3)

      3.3   --      Articles of Amendment to the Certificate of Incorporation of
                    the Company dated as of September 10 1997.(1)

      3.4   --      Articles of Amendment to the Certificate of Incorporation of
                    the Company dated as of July 20, 1998.(1)

      3.5   --      Articles of Amendment to the Certificate of Incorporation of
                    the Company dated as of February 3, 2000.(1)

      3.6   --      Certificate of Designations, Preferences, Rights and
                    Limitations of Series C Preferred Stock.(1)

      3.7   --      Amended Bylaws of the Company.(1)

      3.8   --      Certificate of the Designations, Preferences, Rights and
                    Limitations of Series D Preferred Stock.(2)

      3.9   --      Articles of Amendment to the Certificate of Incorporation of
                    the Company dated as of 2000.(3)

      4.1   --      Specimen of Common Stock Certificate.(4)

      4.2   --      Form of 12% Convertible Debenture of the Company.(1)

      4.3   --      Registration Rights Agreement by and between the Company and
                    Miram International, Inc. dated July 29, 1997.(1)

      4.4   --      Placements for the Purchase of Up To 900 Units, Each
                    Consisting of 1,000 shares of the Company's Common stock.(1)

      4.5   --      Form of Unit Purchase Agreement used in 1997 Private
                    Placements for the Purchase of Up To 875 Units, Each
                    Consisting of 2,000 shares of the Company's Common stock and warrants to purchase 500 shares of the Company's Common
                    Stock.(1)

      4.6   --      Form of 13% Bridge Promissory Note and Warrant Purchase
                    Agreement used in March 1999 Private Placement.(1)

      4.7   --      Form of 13% Bridge Promissory Note and Warrant Purchase
                    Agreement used in March 1999 Private Placement.(1)

      4.8   --      Form of 13% Bridge Promissory Note and Warrant Purchase
                    Agreement used in July 1999 Private Placement.(1)

      4.9   --      Form of 13% Bridge Note issued in July 1999 Private
                    Placement.(1)

     4.10   --      13% Bridge Note Conversion Notice expired March 31, 1999.(1)

     4.11   --      Form of Series C Preferred Stock Purchase Agreement used in
                    1998 and 1999 Private Placements.(1)

     4.12   --      Form of Series C Preferred Stock and Warrant Purchase
                    Agreements used in 1999 and 2000 Private Placements.(1)

     4.13   --      Series C Preferred Stock Purchase Agreement executed May 3,
                    1999, between the Company, Philips Semiconductors VLSI, Inc.
                    (f/k/a VSLI Technology, Inc.) and Seligman Communications
                    and Information Fund, Inc.(1)

     4.14   --      Amended and Restated Stock Purchase Warrant issued by the
                    Company to Finova Capital Corporation (f/k/a Sirrom Capital
                    Corporation) dated as of March 25, 1998.(1)

     4.15   --      Stock Purchase Warrant issued by the Company to Finova
                    Capital Corporation (f/k/a Sirrom Capital Corporation) dated as of March 25, 1998.(1)

     4.16   --      Series C Preferred Stock and Warrant Purchase Agreement
                    dated October 29, 1999, between the Company and Seligman
                    Communications and Information Fund, Inc.(1)

     4.17   --      Contribution and Indemnification Agreement by and among
                    Janice L. Breeze, Jeffrey S. Doss, Charles R. Mollo, Cameron
                    Wilson, the Company and certain Stockholders of the Company dated April 20, 1998.(1)

     4.18   --      Form of Warrant to Purchase common stock of the Company
                    issued to certain holders in Connection with that certain
                    Contribution and Indemnification Agreement by and among
                    Janice L. Breeze, Jeffrey S. Doss, Charles R. Mollo, Cameron
                    Wilson, the Company and certain Stockholders of the Company dated April 20, 1998.(1)

     4.19   --      Form of Warrant to Purchase common stock of the Company
                    issued to certain holders in Connection with that certain
                    Contribution and Indemnification Agreement by and among
                    Janice L. Breeze, Jeffrey S. Doss, Charles R. Mollo, Cameron
                    Wilson, the Company and certain Stockholders of the Company dated November 2, 1999.(2)

     4.20   --      Form of Warrant to Purchase Common Stock of the Company
                    issued in the 1997 Private Placement.(2)


    Exhibit
    Number         Description
    ------         -----------

     4.21   --      Form of 13% Bridge Note issued in March 1999 Private
                    Placement.(2)

     4.23   --      Investor Rights Agreement dated October 29, 1999 by and
                    between the Company and Seligman Communications and
                    Information Fund, Inc. entered into in connection with The
                    Series C Preferred Stock and Warrant Purchase Agreement
                    Series C Preferred Stock and Warrant Purchase Agreement
                    dated October 29, 1999.(2)

     4.24   --      Form of Warrant to Purchase Shares of Common Stock issued in connection with the Loan Extension Agreement dated February
                    29, 2000.(2)

     4.25   --      Investors' Rights Agreement executed May 3, 1999 between the
                    Company, Philips Semiconductors VLSI, Inc. f/k/a VLSI
                    Technology, Inc.) and Seligman Communications and
                    Information Fund, Inc.(3)

     4.26   --      Registration Rights granted by the Company to Cybex Computer
                    Products Corporation in connection with the Strategic
                    Partner Agreement dated March 6, 2000.(3)

     4.27   --      13% Bridge Note Conversion Notice used in July 1999 Private
                    Placement.(5)

     4.28   --      Letter agreement dated September 12, 2002 between Mobility
                    Electronics, Inc. and Jackson Walker L.L.P.*

     4.29   --      Mobility Electronics, Inc. Convertible Subordinated
                    Promissory Note in the principal amount of $990,000 dated
                    November 15, 2002*

     10.1   --      Settlement Agreement dated July 18, 2002, by and among Xtend
                    Micro Products, Inc., iGo Corporation, Xmicro Holding
                    Company, Inc., Mark Rapparport, Mobility Electronics, Inc.,
                    and each of the Institutional Venture Partners VII, L.P.,
                    Ken Hawk, individually and as Trustee of the Kenneth W. Hawk
                    Grantor Retained Annuity Trust, Peter Gotcher, IVM
                    Investment Fund VIII, LLC, Robert Darrell Boyle Trustee UTA
                    dated August 26, 1994, Lauren Reeves Boyle Trustee UTA dated
                    August 26, 1994, IVM Investment Fund VIII-A, LLC, IVP
                    Founders Fund, L.P., Ross Bott, Ph.D., David Olson, Scott
                    Shackelton, Reid W. Dennis and IVP Founders Fund I, L.P.(7)

     10.2   --      Depository Agreement made as of July 18, 2002, by and among
                    U.S. Stock Transfer Corporation, iGo Corporation, Mark
                    Rapparport, an individual, and XMicro Holding Company, Inc.(7)

     10.3   --      Lock-up and Voting Agreement, dated July 18, 2002 by and
                    between Mobility Electronics, Inc., iGo Corporation, Xmicro
                    Holding Company, Inc., and Mark Rapparport.(7)

     10.4   --      Agreement and Plan of Merger, dated as of August 20, 2002, by and among Cutting Edge Software, Inc., Jeff Musa,
                    Mobility Electronics, Inc. and CES Acquisition, Inc.*

     10.5   --      Lockup Agreement dated as of August 20, 2002, by and between
                    Mobility Electronics, Inc. and Jeff Musa*

     10.6   --      Purchase Agreement dated as of November 15, 2002, by and
                    between Richard C. Liggitt and Mobility Electronics, Inc.*

     10.7   --      Compromise Settlement Agreement dated November 15, 2002, by and between Mobility Electronics, Inc., Portsmith, Inc.,
                    Holmes Lundt, Jeff Asla, Richard Neff, Dan Axtman and
                    Richard C. Liggitt.*

     24.1   --      None

     99.1   --      Certification of Charles R. Mollo pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002*

     99.2   --      Certification of Joan W. Brubacher pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002*

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

(4) Previously filed as an exhibit to Amendment No. 3 to Registration Statement No. 333-30264 dated May 18, 2000.

(5) Previously filed as an exhibit to Amendment No. 4 to Registration Statement No. 333-30264 dated May 26, 2000.

(6) Previously filed as an exhibit to Current Report on Form 8-K No. 000-30907 filed on October 17, 2000.

(7) Previously filed as an exhibit to Amendment No. 1 to Registration Statement No. 333-88078 filed on August 5, 2002.

(8) Previously filed as an exhibit to Mobility's Form 10-K for the period ending December 31, 2001.

    All other schedules and exhibits are omitted because they are not applicable or because the required information is contained in the Financial Statements or Notes thereto.