Form 10-K
period 2002-12-31
MOBILITY ELECTRONICS INC
filed 2003-03-31
CIK 1075656

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

           FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2002

                                  OR


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           FOR THE TRANSITION PERIOD FROM           TO

                             ---------------------
                          COMMISSION FILE NO.: 0-30907
                             ---------------------
                           MOBILITY ELECTRONICS, INC.
             (Exact name of registrant as specified in its charter)

                      DELAWARE                                             86-0843914
           (State or other jurisdiction of                              (I.R.S. Employer
           incorporation or organization)                            Identification Number)

         17800 N. PERIMETER DRIVE, SUITE 200                                  85255
                 SCOTTSDALE, ARIZONA                                       (Zip Code)
      (Address of principal executive offices)

               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE
                                 (480) 596-0061

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined by Rule 12b-2).  Yes [ ]   No [X]
                             ---------------------
     The aggregate market value of the voting stock held by non-affiliates of the registrant as computed by reference to the average of the closing bid and asked prices of such stock, as reported by the Nasdaq, on March 21, 2003 of $1.35 was $27,507,246. Shares of voting stock held by each officer and director and by each person who owns 10% or more of the registrant's outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant does not have any outstanding shares of non-voting common equity.

     The number of shares outstanding of the registrant's common stock as of March 21, 2003 was: 20,375,738 shares of common stock.
                             ---------------------
                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 21, 2003 are incorporated by reference into Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                               PAGE
                                                                               ----
PART I......................................................................     2
  Item 1.       Business....................................................     2
  Item 2.       Properties..................................................    11
  Item 3.       Legal Proceedings...........................................    11
  Item 4.       Submission of Matters to a Vote of Security Holders.........    12
PART II.....................................................................    12
  Item 5.       Market for Registrant's Common Equity and Related
                Stockholder Matters.........................................    12
  Item 6.       Selected Consolidated Financial Data........................    14
  Item 7.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations...................................    16
  Item 7A.      Quantitative and Qualitative Disclosures About Market
                Risk........................................................    27
  Item 8.       Financial Statements and Supplementary Data.................    28
  Item 9.       Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure....................................    60
PART III....................................................................    60
  Item 10.      Executive Officers, Directors and Key Employees.............    60
  Item 11.      Executive Compensation......................................    60
  Item 12.      Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters..................    60
  Item 13.      Certain Transactions........................................    60
  Item 14.      Controls and Procedures.....................................    60
  Item 15.      Principal Accountant Fees and Services......................    61
PART IV.....................................................................    62
  Item 16.      Exhibits, Financial Statements, Schedules and Reports on
                Form 8-K....................................................    62

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

     - the "Risk Factors" set forth in our Registration Statement on Form S-3 (No. 333-102926); and

     - other factors to which this report refers.

ITEM 1. BUSINESS

THE COMPANY

     Our mission is to provide innovative mobile computing solutions for notebook computer, PDA (personal digital assistant), Pocket PC, Tablet PC, smartphone, and other mobile computing device users. We were founded in 1995 and our early focus was on the development of remote peripheral component interface, or PCI bus, technology and products based on our proprietary Split Bridge(R) technology. We have had some success with Split Bridge(R) in the corporate notebook computer market and will continue to pursue opportunities with both our Split Bridge(R) technology and products. However, early in 2002 we reached a decision to create a broader base of innovative mobile computing solutions by capitalizing on our base of technology, distribution channels and unique products. As a result, we are currently pursuing our mission through the design, development and marketing of products and technologies in four major categories: power products, handheld products, expansion products, and accessory products.

     Our power products include a combination AC and DC power adapter that can be used to simultaneously charge a notebook computer and a cell phone or PDA in a vehicle, an airplane, a home, or an office; a series of DC to DC or auto/air power adapters; and batteries for notebook computers. Our handheld products include Ethernet and modem cradles for both powering handheld devices and connecting them to the internet; a group of presentation products that allow users to display presentations from their handheld devices; and software products to allow the use of presentation, word processing and spreadsheet programs on handheld devices. Our expansion products include a variety of PCI expansion devices designed to increase the storage capacity and computing capability of notebook or desktop computers. Our accessory products include port replicators based on our Split Bridge(R) technology, monitor stands and a variety of other accessories for the mobile computing device user.

     We have only one operating business segment, the sale of peripheral computer equipment. During the past three years, our revenues were derived primarily from a mixture of all four of our product categories, as well as some revenues from technology transfer fees.

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

     Our objective is to be the leading provider of a broad range of innovative mobile computing products and technologies. Key elements of our strategy include:

     Leverage Technological Leadership. We intend to continue to exploit the development and use of our power product technology, expansion technology, CardBus technology, Split Bridge(R) technology and handheld technology and to invest in research and development of appropriate related advanced technologies. We intend to use this technological leadership position to develop and market highly differentiated products.

     Maximize Penetration in the Mobile Computing Market. We intend to capitalize on our current strategic position in the mobile computing market by continuing to introduce high-technology products that suit the needs of a broad range of users in each of our major product areas. It is our goal to be a market leader in each of the product solution categories in which we will compete, and to offer mobile users unique, innovative solutions that previously did not exist. To effectively leverage our product portfolio, we also intend to actively pursue corporate and product branding initiatives.

     Establish Licensing and Strategic Partnerships. We have licensed and intend to continue to license our technologies and to enter into strategic alliances in order to realize the market potential of our intellectual property.

     Broaden Distribution Capabilities Worldwide. We currently sell our products worldwide through distributors, value-added resellers, retailers, the internet, and private label partners. We believe that broadening the distribution of our products through strategic alliances with a variety of companies within the computer and telecommunications industries is a critical element in establishing our technology and products as industry standards.

     Expand OEM Relationships. We intend to provide a broad range of products for computer and telecommunications original equipment manufacturers, or OEMs, by partnering with OEMs globally. We will also work with both OEMs and other industry partners, such as chip makers and power product technology partners, to design and implement solutions that can meet the integrated requirements of OEMs.

     Pursue Strategic Acquisitions. We will continue to evaluate opportunities to acquire complementary businesses, technologies and products that can benefit from a broad portfolio of technologies. We also plan to pursue acquisitions that will enable us to offer products and features, in keeping with our mobile computing solutions mission, to better serve our customers or to more fully realize the market potential of our technology base, to more rapidly develop and bring to market advanced technology, to expand distribution capabilities and to penetrate other targeted markets or geographic locations.

     In October 2000, we acquired all of the assets of Mesa Ridge Technologies, Inc. d/b/a MAGMA, a developer and marketer of PCI expansion products for the computer industry which utilizes traditional PCI bridge technology and MAGMA's patented expansion technology. The acquisition of MAGMA solidified Mobility's position as a market leader in the PCI expansion business by providing products, distribution channels, key customers, and additional resources that can accelerate Mobility's growth and development in this market segment.

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

     In August 2002, we acquired Cutting Edge Software, Inc., a leading developer and marketer of software products for hand held computing devices. Cutting Edge Software currently provides software for integration with certain Portsmith products and also independently markets its products to a broad range of customers.

     In September 2002, we acquired iGo Corporation (now iGo Direct Corporation), a leading mobile computer solution provider. We have subsequently integrated the iGo operations into our infrastructure. This acquisition provides us with substantial additional North American distribution channels for all our products, certain additional products, and an extensive customer base.

     We were formed as a limited liability company under the laws of the State of Delaware in May 1995, and were converted to a Delaware corporation by a merger effected in August 1996, in which we were the surviving entity. We changed our name from "Electronics Accessory Specialists International, Inc." to "Mobility Electronics, Inc." on July 23, 1998. Our principal executive offices are located at 17800 North Perimeter Drive, Suite 200, Scottsdale, Arizona 85255, and our telephone number is (480) 596-0061. Unless otherwise indicated in this Report, references to "Mobility," "us," "we" and "our" refer to Mobility Electronics, Inc. and shall include our predecessor, Electronics Accessory Specialists International, L.L.C.

INDUSTRY BACKGROUND AND OUR SOLUTIONS

  MARKET OPPORTUNITY

     According to IDC, the market for portable computers is expected to grow at a compounded annual growth rate of about 15% from 29.3 million units in 2002 to about 52.0 million units in 2006. According to Dataquest, the market for handheld computing devices is expected to grow at a compounded annual growth rate of about 25% from 12.1 million units in 2002 to about 29.5 million units by 2006. According to In-stat/MDR, the emerging market for smartphone devices is expected to reach approximately 15.8 million units in 2006. Each of these devices, totaling about 97 million units by 2006, represents an opportunity for one or more of Mobility's products.

  POWER PRODUCTS AND ACCESSORIES

     A major issue for mobile computing device users is the requirement to power their portable computer or handheld device on the road. Many portable devices offer designs and form factors that support great portability and travel comfort; however, battery life limits prolonged use in mobile settings. This problem is compounded particularly for mobile users that travel frequently via air or road. Current solutions require the use of multiple, model-specific charging devices for different models, different computing devices, and different power sources. For the mobile user with several devices such as notebook computers, mobile phones and PDAs, there is extreme inconvenience in carrying multiple power adapters and in having access to an appropriate power source.

     Mobile users face several additional issues relating to powering mobile computing devices. First, mobile devices have limited battery life, which necessitates the need to frequently connect to a power source to recharge batteries and negatively impacts productivity. Second, power adapters shipped with notebook computers only offer power and charging from a wall outlet (AC source), which limits power source access for mobile users. Mobile users need access to power anywhere and everywhere -- in their office, in the air and in their vehicle. Third, the mobile user is inconvenienced because notebook computers typically provide a single power adapter. Without a second "travel" adapter, mobile users must crawl under their desks and grab their adapter when they are at home or on the road. Fourth, there are space constraints for frequent travelers. Mobile users typically carry a mobile phone and/or a PDA in addition to their notebook computer. Each device requires a separate power adapter. These adapters consume valuable space in users' notebook computer bags and briefcases. Last, power connectors and device requirements are proprietary. As a result users must typically purchase their adapters from notebook computer, mobile phone and PDA manufacturers. This phenomenon generally results in high prices and limits easy access to adapter solutions.

     We believe that we are well positioned to provide a variety of power solutions to mobile computing users. We recently were the first in the industry to introduce a combination AC and DC power adapter, called Juice(TM), which allows the simultaneous charging of a portable computer and a secondary device -- such as a mobile phone or PDA -- in a vehicle, an airplane, a home, or an office. We also offer a range of DC to DC, more commonly known as auto/air, power adapters that allow mobile computer users to power their computing device in a vehicle, a boat, or an airplane, as well as a range of batteries for portable computers. Our current major customers for these products include the computer original equipment manufacturers or OEM's, such as Gateway, Apple, Winbook, Sotec, IBM, Toshiba and others. We are also developing a variety of complementary power products that we plan to introduce throughout 2003.

     For the years ended December 31, 2002, 2001 and 2000, this product category represented 25.9%, 46.1% and 42.7% of our consolidated revenues, respectively.

  HANDHELD PRODUCTS

     Today's connectivity devices for handheld PCs, also known as cradles, are designed to recharge the device's battery and to support the handheld PC as a companion product for use with either a portable or desktop computer. This limited functionality restricts mobile users who desire to use their handheld PC as their only mobile computing device when traveling and or communicating to a network. Other challenges facing handheld PC users are the difficulties of data input and output, the size and quality of the handheld video display, and connectivity desired to update, share, and present data.

     Handheld device OEMs, of both PDAs and pocket PCs, offer limited connectivity options that enable handheld PCs to communicate with networks, computer peripherals, and display devices without the presence of a portable or desktop computer.

     We believe that our connectivity and accessory products effectively fill gaps in the accessory offering of the leading handheld device OEMs, such as Palm, Handspring and Compaq. We are uniquely positioned to leverage technology developed internally that enables us to create a flexible product offering to satisfy a variety of connectivity needs. Our leading connectivity products for handheld computers provide Ethernet or modem, and external video presentation capabilities that are not offered by the handheld device OEMs. We have enjoyed success with these types of solutions with customers in vertical markets that deploy handheld devices as a mobile user's primary computing device. We believe that the outlook for our products in the handheld market is promising, and our technology is well suited to create both vertical market and mass market solutions that augment handheld computing as a viable alternative to portable computing.

     Our current product offering for handheld computers includes intelligent cradles that power the device and connect to the internet over an integrated Ethernet or modem in the cradle; a family of presentation devices, called Pitch, that allow the user of a PDA or smartphone to display and make presentations on any monitor or power point projector; and software products that allow users of Palm operating systems devices -- such as PDA's and smartphones -- to use presentation, word processing and spreadsheet programs on their handheld device. These products are marketed to major OEM's such as Symbol and Palm, cellular phone manufacturers such as Kyocera, and to the distribution channel, as well as to customers in vertical markets that deploy handheld devices as a mobile user's primary computing device.

     For the year ended December 31, 2002, this product category represented 30.8% of our consolidated revenues. This product category did not exist for Mobility during the years 2001 and 2000.

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

     Despite the demands for additional PCI slots and smaller form factors, computer manufacturers are not increasing the number of PCI slots on their desktop computers. Even worse, we believe that the majority of growth in the personal computing industry will be driven by the introduction and adoption of more powerful, portable and flexible notebook computers as primary computing devices, which will replace desktop machines. Because of their architecture and small form factor, notebook computers do not have any PCI slots, and thus cannot support the added functionality of PCI cards. In response, computer users in various industries have become increasingly frustrated with their computing alternatives.

     Our acquisition of MAGMA in October 2000 solidified our position as a market leader in the PCI expansion business by providing intellectual property, products, distribution channels, key customers, and additional resources that we believe will leverage our Split Bridge(R) technology and accelerate our growth and development in this market segment.

     Our family of PCI expansion products provides users of PCI-based systems the portability, flexibility, and performance needed for high-end computing applications. We provide these products to a range of industries, including audio/video editing, test and measurement, industrial automation, broadcast, telephony, and others that can now have scalable systems that could not previously be used in mobile settings because of system limitations. Hence, our products enable mobility for users and provide computing power and functionality not previously offered.

     We offer a variety of PCI slot expansion products for portable computers, desktop computers and servers, including PCI to PCI expansion, CardBus to PCI expansion, Switched Fabric Expansion, Split Bridge(R) and other non-enclosed links and board sets, and Seriel PCI and SBus products.

     Our expansion customers include value added reseller and OEM's such as Agilent, DigiDesign, a division of Avid, Cisco, NBC, AMD, Intel, and many others. For the years ended December 31, 2002, 2001 and 2000, this product category represented 22.3%, 27.1% and 27.6% of our consolidated revenues, respectively.

  ACCESSORIES

     We also market a number of portable computing accessory products, such as port replicators that incorporate our Split Bridge(R) technology, monitor stands, cellular accessories, and portable computer stands. Our most significant customer in this product category is IBM. For the years ended December 31, 2002, 2001 and 2000, this product category represented 18.0%, 25.4% and 22.2% of our consolidated revenues, respectively.

  TECHNOLOGY TRANSFER FEES

     Technology transfer fees consist of revenue derived by us from licensing and transferring our Split Bridge(R) and handheld docking cradle technology and architecture. For the years ended December 31, 2002, 2001 and 2000, technology transfer fees represented 3.0%, 1.4% and 7.5% of our consolidated revenues, respectively.

STRATEGIC RELATIONSHIPS

     We have entered into a number of strategic relationships to develop and enhance our existing and future technology, product lines and market opportunities. These relationships include the following:

  TECHNOLOGY/RESEARCH AND DEVELOPMENT

     Arizona Digital, Inc. is a developer of PCB boards that increase functionality of passive backplanes. Mobility has exclusively licensed this technology for use with PCI-based products and has implemented this technology to reduce cost, to increase performance and reliability of our expansion products, and to provide increased PCI slot expansion capabilities.

     Hotwire Development, LLC conceptualizes and designs innovative products for the high-tech industry. It is led by Jeffrey S. Doss, one of our original founders. Hotwire currently provides us with industrial design services and works with our in-house design team to generate innovative product concepts.

  CONTRACT MANUFACTURERS

     Hipro Electronics Co., Ltd. is a leading designer, developer, and manufacturer of a variety of AC power products for the computer industry. We have teamed with Hipro to develop and manufacture a number of unique new power products for the mobile computing user. We launched the first of these products, Juice(TM), in January 2003 and expect to introduce a number of additional products throughout 2003.

     Solectron Corporation is a leading, high quality contract manufacturer for the electronics industry. Solectron is currently the sole manufacturer of our Split Bridge(R) docking products in its Malaysian facility.

     Steman International is a leading manufacturer of high quality plastic injection molds and plastic components. Steman is currently the sole manufacturer of our Mobility branded monitor stands and private label monitor stands for our OEM customers.

     Group West International is a Taiwanese contract manufacturer specializing in the production of power products. Group West currently manufactures Mobility's branded and OEM auto/air products.

     Western Electronics LLC is a contract manufacturer with expertise in complex THT and SMT PCB assembly, as well as other manufacturing functions. Western currently manufactures Mobility's intelligent cradles and presentation devices for handheld computing devices.

  FULFILLMENT SERVICES

     PFSweb, Inc. is a world-class provider of integrated business infrastructure solutions and fulfillment services. We have entered into an agreement with PFSweb to provide hosting and development services for our iGo Direct website, www.iGo.com. In addition, PFSweb provides warehousing, packaging and fulfillment services for our products to the bulk of our customers in our various distribution channels. Our relationship with PFSweb will enable us to efficiently and economically support the anticipated growth across all our product categories.

CUSTOMERS

     Our customers currently include:

    OEM CUSTOMERS                      DISTRIBUTION CHANNEL CUSTOMERS
    -------------                      ------------------------------
    - Apple                            - Buy.com*
    - Asustek                          - CDW*
    - Wistron (Acer)                   - Comark*
    - Dell                             - CompUSA
    - Fujitsu                          - Dicota
    - Gateway                          - Ingram Micro
    - Hewlett-Packard                  - Insight*
    - Hitachi                          - MicroCenter
    - IBM                              - Microwarehouse*
    - NEC                              - PC Connection*
    - Sharp                            - PC Mall*
    - Sotec                            - Portable Add-ons
    - Symbol                           - Primary Storage
    - Toshiba                          - Radio Shack Corporation
                                       - Tech Data
                                       - Zones

---------------

* These customers purchase from us through distributors

     As a group, the OEMs and distributors listed in the chart above accounted for 62.4% and 12.3%, respectively, of net product sales for the year ended December 31, 2002. IBM, who buys brand labeled monitor stands, power products and portable device bays, accounted for 20.3% of our net product sales for the year ended December 31, 2002. Symbol, who buys serial and modem cradles for handheld computing devices, accounted for 19.8% of our net product sales for the year ended December 31, 2002. Our distributors sell a wide range of our products to value-added resellers, system integrators, cataloguers, major retail outlets and certain OEM fulfillment outlets worldwide.

     Export sales were approximately 14% of net product sales for the year ended December 31, 2002. The principal international market we serve is Europe.

     As is generally the practice in our industry, a portion of our sales to distributors and resellers is generally under terms that provide for certain stock balancing return privileges and price protection. Accordingly, we make a provision for estimated sales returns and other allowances related to those sales. Returns, which are netted against our reported product sales, were approximately 5% of net product sales for the year ended December 31, 2002.

SALES, MARKETING AND DISTRIBUTION

     We have dedicated, senior level OEM sales people who, along with senior management, focus on developing and expanding relationships with top tier computer OEMs on a worldwide basis. We are pursuing the sale of our standard products, whether Mobility branded or private labeled, and the sale of custom products with OEMs on a worldwide basis.

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

     We also plan to pursue markets outside North America by establishing strategic sales representatives and distribution or private label arrangements in each significant geographic region. In Europe, we use an internal sales organization as well as distribute our products through distributors located in the United Kingdom.

     We implemented a variety of marketing activities in 2002 to aggressively market our family of products. Such activities included participation in major trade shows, key OEM and distribution catalogs, distribution promotions, value-added reseller and information technology manager advertising, on-line advertising and banner ads, direct mail and telemarketing and bundle advertisements with OEMs and related product partners. In addition, we pursue a strong public relations program to continually educate the market about us, our technologies and our products, with a major emphasis on timely product and news releases, speaking opportunities and feature stories. We also utilize our web site as a major marketing and direct sales mechanism.

MANUFACTURING

     Mobility outsources the manufacture of most of its products. Our auto/air power adapters are currently manufactured by Group West in Taiwan. Our AC/DC combination power adapters are manufactured by Hipro in China. Steman currently manufactures all of our Mobility branded monitor stands and private label monitor stands for our OEM customers in Taiwan. Our handheld cradles and presentation products are manufactured primarily by Western Electronics in Boise, Idaho.

     In-house manufacturing activity is currently limited to the manufacture of our expansion products. The low volumes as well as the engineering support required to properly manufacture these products is not compatible with an outsource manufacturing model. We will continue to build these products in-house for the foreseeable future.

     Some products are shipped to us in bulk quantities, and are not packaged for delivery to our customers. We currently utilize the services of PFSweb to break down and package these products with the corresponding operations manuals and other product documentation.

     The principal components of our products are purchased from outside vendors. Several of these vendors are the sole source of supply of the components that they supply. Philips Semiconductors, Inc. is currently the sole supplier of our Split Bridge(R) technology ASIC chips. Molex Incorporated is the sole supplier of certain system connectors for use with our Split Bridge(R) docking products. SMK Corporation is the sole supplier of the serial interface connector used in certain of our serial cradles for handheld products. We purchase from all three of these vendors on a purchase order basis.

COMPETITION

     Our power products primarily compete with products offered by specialized third party mobile computing accessory companies, including Lind, Targus, RRC in Germany, and others. Although some of these competitors enjoy greater distribution coverage and resources, we believe that our power technologies and co-development relationships will enable us to effectively compete against the products offered by those competitors. We also believe that our technological leadership will enable us to secure business from many leading mobile computing device OEMs.

     Our expansion products primarily compete with products offered by SBS Communications, a provider of low cost PCI expansion products. We believe that we are able to differentiate our products from those of SBS with our backplane technology, our Split Bridge(R) technology, and certain other innovative features. We also license our bridging technology to SBS for use in several of their PCI expansion products.

     Our handheld products generally compete with products offered by specialized third party accessory companies, including Margi and Data Viz. We believe we have unique products and technology not available from our competitors at this time. We also believe that we have a competitive advantage through our strategic alliances with certain key industry leaders.

     Generally speaking, the market for computer products is intensely competitive, subject to rapid change and sensitive to new product introductions or enhancements and marketing efforts by industry participants. The principal competitive factors affecting the markets for our product offerings include corporate and product reputation, innovation with frequent product enhancement, breadth of integrated product line, product design, functionality and features, product quality, performance, ease-of-use, support and price. Although we believe that our products compete favorably with respect to such factors, there can be no assurance that we can maintain our competitive position against current or potential competitors, especially those with greater financial, marketing, service, support, technical or other competitive resources.

PROPRIETARY RIGHTS

     Our success and ability to compete is dependent in part upon our proprietary technology. We rely primarily on a combination of patent protection, copyright and trademark laws, trade secrets, nondisclosure agreements and technical measures to protect our proprietary rights. We currently have twenty-four patents issued worldwide and over fifty patents pending pertaining to Split Bridge(R) technology, CardBus technology, power technology, expansion technology, and other technology areas. We currently license different aspects of our proprietary rights to third parties pursuant to strategic alliances, which often include cross-licensing arrangements. We will continue to vigorously pursue patent protection for all our product categories.

     In addition, we currently have thirty-eight United States trademark registrations and twelve pending applications for United States trademark registration. For most of these trademark registrations, we have also pursued or are pursuing registration in a variety of foreign markets. We have obtained and are continuing to seek trademark protection abroad in Brazil, Canada, China, the European Community, France, Germany, Japan, Malaysia, Mexico, Taiwan, and the United Kingdom. The scope of our trademark protection is comprehensive and covers all of the company's significant trademarks and service marks.

     We typically enter into confidentiality agreements with our employees, distributors, customers and potential customers, and limit access to, and distribution of, our product design documentation and other proprietary information. Moreover, we enter into noncompetition agreements with employees, except where restricted by law, whereby the employees are prohibited from working for our competitors for a period of one year after termination of their employment and from sharing confidential information with them as long as the information remains confidential. Additionally, we believe that, due to the rapid pace of innovation within the computer industry, the following factors also represent protection for our technology:

     - technological and creative skill of personnel;

     - knowledge and experience of management;

     - name recognition;

     - maintenance and support of products;

     - the ability to develop, enhance, market and acquire products and services; and

     - the establishment of strategic relationships in the industry.

RESEARCH AND DEVELOPMENT

     Our future success depends on our ability to enhance existing products and develop new products that incorporate the latest technological developments available. Our research and development efforts will focus primarily on enhancing our current technologies and developing new technologies for use in a variety of innovative mobile computing solutions. We work with customers and prospects, as well as partners and industry standards organizations, to identify and implement new solutions that meet the current and future needs of our customers. Whenever possible, our products are designed to meet and drive industry standards to ensure interoperability.

     Currently, our research and development group consists of 30 people who are responsible for both hardware and software design, test and quality assurance. In addition, industrial design services are provided to us as part of our strategic alliance with Hotwire and several of our contract manufacturers provide design services under the supervision of our in-house design team. Amounts spent on research and development for the years ended December 31, 2002, 2001 and 2000 were $5.8 million, $5.6 million and $5.9 million, respectively.

EMPLOYEES

     As of December 31, 2002, we had 134 full-time employees, 130 of which are located in the United States and 4 of which are located in Europe, including 30 employed in operations, 31 in engineering, 46 in sales and marketing and 27 in administration. We engage temporary employees from time to time to augment our full time employees, generally in operations. None of our employees are covered by a collective bargaining agreement. We believe we have good relationships with our employees.

ITEM 2. PROPERTIES

     Our corporate offices are located in Scottsdale, Arizona. This facility consists of approximately 20,182 square feet of leased space pursuant to a lease for which the current term expires on September 30, 2008. Additionally, we lease offices in San Diego, California, Boise, Idaho, Dallas, Texas, Reno, Nevada and Orange County, California. Each of these offices supports our selling, research and development, and general administrative activities. Our San Diego facility is also utilized for light assembly of computer peripheral products. Our warehouse and product fulfillment operations are conducted at a third-party location in Memphis, Tennessee. We believe our facilities are suitable and adequate for our current business activities for the remainder of the lease terms.

ITEM 3. LEGAL PROCEEDINGS

     Richard C. Liggitt, a former stockholder of Portsmith, filed a claim (Case No. 02CC03308 filed February 22, 2002 in the Superior Court of the State of California, County of Orange, Central Judicial District) against Portsmith and certain of its officers and directors alleging (a) fraud in connection with merger negotiations that led to the execution of a merger agreement between a company owned by Mr. Liggitt and Portsmith, (b) wrongful termination of his employment with Portsmith, and (c) breach of the implied covenant of good faith and fair dealing under his employment agreement with Portsmith. During November 2002, the parties reached a settlement. Under the terms of the settlement, we paid $10,000 upon approval of the settlement by the Court. Contemporaneously, we agreed to pay Mr. Liggitt an aggregate of $990,000 in exchange for cancellation of all of Mr. Liggitt's rights as a former shareholder of Portsmith under the merger agreement between Portsmith and us, including, but not limited to, the 53,647 shares of our common stock Mr. Liggitt received in connection with the merger, the 53,646 shares of our common stock that had been held in escrow that Mr. Liggitt would have otherwise been entitled to receive and Mr. Liggitt's share in any potential earn-out payments. The $990,000 will be paid in the form of a convertible subordinated promissory note bearing interest at four percent per year, payable in quarterly installments of principal and interest beginning in January 2003, through December 2005. The outstanding principal of the promissory note may be converted by Mr. Liggitt at any time into shares of our common stock, at a conversion price of $3.00 per share. In connection with this settlement, the potential earn-outs under the merger agreement between Portsmith and us will be reduced by $480,000, plus a certain additional amount for fees and expenses and a tax settlement, and Mr. Liggitt's share of the potential earn-outs will be eliminated.

     Mobility Electronics, Inc. v. Comarco, Inc. and Comarco Wireless Technologies, Inc. was filed on August 10, 2001 in the United States District Court for the District of Arizona. In this lawsuit, we allege infringement of U.S. Patent No. 5,347,211 entitled "Selectable Output Power Converter." Our Amended Complaint also seeks declaratory judgments of non-infringement, patent invalidity and/or patent unenforceability of three patents allegedly owned by
Comarco: U.S. Patent Nos. 6,172,884, 6,091,661 and 5,838,554. The defendants filed a motion to dismiss which was denied by the court. On February 4, 2003, we moved to amend our Complaint again, including adding Targus Group International as a defendant for infringement of our Patent No. 5,347,211. This Motion was granted, and our Second Amended Complaint adding Targus Group International was filed on March 3, 2003. We intend to vigorously pursue our claims in this litigation.

     Comarco Wireless Technologies, Inc. v. Xtend Micro Products, Inc. and iGo Corporation (n/k/a iGo Direct Corporation); No. CIV-02-2201 was filed on June 21, 2002 in the United States District Court for the District of Arizona. This suit is currently pending in Phoenix. Xtend Micro Products is a subsidiary of our subsidiary, iGo Direct Corporation. It was initially filed in California but was transferred to Phoenix based on the motion of iGo Corporation and Xtend Micro Products, the two defendants. It has been consolidated for purposes of discovery with the case referenced above brought by us against Comarco, Inc. and Comarco Wireless Technologies. In this litigation, Comarco claims infringement of its U.S. Patent Nos. 6,172,884 and 6,091,661. We intend to vigorously pursue our defenses.

     Comarco Wireless Technologies, Inc. v. Mobility Electronics, Inc., Hipro Electronics Company, Ltd., and iGo Direct Corporation; No. CIV-03-0202; in the United States District Court for the District of Arizona. Comarco instituted yet a third lawsuit involving the same patents when it filed its complaint in this case on January 31, 2003 in the United States District Court for the District of Arizona. This case, by order of the court, has been consolidated with the case previously filed by Mobility for purposes of discovery. In this case, Comarco claims infringement of its U.S. Patent Nos. 6,172,884 and 6,091,661. Comarco has filed a motion for preliminary injunction which is set for hearing on June 12, 2003. We intend to vigorously defend against the claims in the lawsuit as well as pursue our own claims that were brought in the previously filed suit.

     Mobility Electronics, Inc. v. General Dynamics OTS, Inc., pending in the United States District Court for the District of Arizona, Docket No. Civ '02 0736 PHX JAT was filed on April 19, 2002. This is a suit for declaratory judgment arising out of a dispute involving a trademark license agreement with General Dynamics OTS, Inc., the owner of the trademark "EmPower." General Dynamics contends that we owe approximately $710,000 in back royalties and interest based upon its interpretation of the license agreement. Under our interpretation of the license, the royalties owed are substantially less. We commenced this litigation in order to have the court construe the disputed terms of the license agreement and determine the amount we owed. General Dynamics filed a counterclaim in the litigation seeking damages for breach of the license agreement and a declaration of its rights under the agreement. The parties entered into a settlement agreement with respect to the litigation on March 17, 2003 pursuant to which we will obtain a ten year trademark license from General Dynamics in exchange for $400,000, plus $1,000 in interest charges, payable in installments as follows: $201,000 on April 1, 2003, $125,000 payable on January 15, 2004 and $25,000 payable on each of January 15, 2005-2007. In connection with this license, we agreed to pay to General Dynamics an annual maintenance fee of $25,000 payable on each of January 15, 2009-2013. The license may be terminated by us at any time, without further obligation, at any time on and after December 31, 2008.

     We are from time to time involved in various legal proceedings incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on our business, financial condition, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of stockholders during the fourth quarter of 2002.

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

                                                              HIGH     LOW
                                                              -----   -----
Quarter Ended March 31, 2001................................  $3.63   $1.88
Quarter Ended June 30, 2001.................................  $3.99   $1.81
Quarter Ended September 30, 2001............................  $2.84   $0.84
Quarter Ended December 31, 2001.............................  $1.85   $0.66
Quarter Ended March 31, 2002................................  $1.68   $1.11
Quarter Ended June 30, 2002.................................  $2.41   $1.30
Quarter Ended September 30, 2002............................  $2.29   $0.90
Quarter Ended December 31, 2002.............................  $1.06   $0.60

     As of March 21, 2003, we had 520 stockholders of record.

     We have never paid cash dividends on our common stock, and it is the current intention of management to retain earnings to finance the growth of our business. We are currently restricted from paying dividends in accordance with the terms of our bank line of credit. Future payment of cash dividends will depend upon financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, loan covenant requirements, as well as other factors deemed relevant by our Board of Directors.

     We incorporate by reference the Equity Compensation Plan Information contained under the heading "Executive Compensation -- Securities Authorized for Issuance Under Equity Compensation Plans," from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2003 Annual Meeting of Shareholders scheduled for May 21, 2003.

RECENT SALES OF UNREGISTERED SECURITIES.

     Each issuance set forth below was made in reliance upon the exemptions from registration requirements of the Securities Act of 1933, as amended, contained in Section 4(2) on the basis that such transactions did not involve a public offering. When appropriate, we determined that the purchasers of securities described below were sophisticated investors who had the financial ability to assume the risk of their investment in our securities and acquired such securities for their own account and not with a view to any distribution thereof to the public. The certificates evidencing the securities bear legends stating that the securities are not to be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements.

     In February 2002, we acquired all of the issued and outstanding stock of Portsmith, Inc. The compensation we paid to the former Portsmith stockholders was comprised of 800,000 shares of our common stock, of which 400,000 shares were placed in escrow for the former Portsmith stockholders pending measurement of certain performance criteria of Portsmith on the first anniversary of the date of this transaction, and contingent earn-out payments are to be made depending on Portsmith's future performance during the first year after the acquisition, through December 31, 2002, which payments may be made in cash and/or shares of our common stock, subject to certain limitations. In December 2002, the 400,000 escrow shares were issued to the former Portsmith stockholders. Contemporaneously with the settlement of a lawsuit, we reacquired 107,293 shares of our common stock that had been previously issued to a former Portsmith stockholder, resulting in a total of 692,707 shares of common stock issued to former Portsmith stockholders, and we reduced the earn-out payments to be payable to the former Portsmith stockholders. The settlement and acquisition of the shares is discussed below.

     Richard C. Liggitt, a former stockholder of Portsmith, filed a claim against Portsmith and certain of its officers and directors alleging (a) fraud in connection with merger negotiations that led to the execution of a merger agreement between a company owned by Mr. Liggitt and Portsmith, (b) wrongful termination of his employment with Portsmith, and (c) breach of the implied covenant of good faith and fair dealing under his employment agreement with Portsmith. During November 2002, the parties reached a settlement. Under the terms of the settlement, we paid $10,000 upon approval of the settlement by the Court. Contemporaneously, we agreed to pay Mr. Liggitt an aggregate of $990,000 in exchange for cancellation of all of Mr. Liggitt's rights as a former shareholder of Portsmith under the merger agreement between the Company and Portsmith, including, but not limited to, the 53,647 shares of our common stock Mr. Liggitt received in connection with the merger, the 53,646 shares of our common stock that had been held in escrow that Mr. Liggitt would have otherwise been entitled to receive and Mr. Liggitt's share in any potential earn-out payments. The $990,000 will be paid in the form of a convertible subordinated promissory note bearing interest at four percent per year, payable in quarterly installments of principal and interest beginning in January 2003, through December 2005. The outstanding principal of the promissory note may be converted by Mr. Liggitt at any time into shares of our common stock, at a conversion price of $3.00 per share. In connection with this settlement, the potential earn-outs under the merger agreement between Portsmith and us will be reduced by $480,000, plus a certain additional amount for fees and expenses and a tax settlement, and Mr. Liggitt's share of the potential earn-outs will be eliminated.

     In May 2002, we issued 50,000 shares of our common stock to each of Joan W. Brubacher, Darryl S. Baker, Ed Romascan and Timothy S. Jeffries, our employees at the time, at a purchase price of $1.40 per share, for a total issuance of 200,000 shares. Each executive executed and delivered to us a three-year promissory note, in the original principal amount of $70,000, and bearing interest at the rate of 6% per annum. These promissory notes are secured by the shares of common stock so issued.

     In August 2002, we issued 796,394 shares of our common stock to Jeff Musa in connection with our acquisition of all of the stock of Cutting Edge Software, Inc. See "Business" for a description of this acquisition.

     In January 2003, we issued and sold 865,051 shares of newly designated Series E preferred stock, par value $0.01 per share, at a purchase price of $0.7225 per share, and 729,407 shares of newly designated Series F preferred stock, par value $0.01 per share, at a purchase price of $0.85 per share. In connection with this sale, we also issued warrants to purchase an aggregate of 559,084 shares of our common stock. The warrants issued to holders of Series E Stock permit them to purchase an aggregate of 216,263 shares of common stock, at an exercise price of $0.867 per share (the "Series E Warrants"), and the warrants issued to holders of Series F Stock permit them to purchase an aggregate of 342,821 shares of common stock, at an exercise price of $1.02 per share (the "Series F Warrants"). The Series E Stock was purchased by a single non-affiliated investor, while the Series F Stock was purchased by certain of our officers and directors and their affiliates including Charles Mollo, Jeffrey Harris, Larry Carr, Joan Brubacher, Timothy Jeffries, Janice Breeze-Mollo, Oxley LLLP, New Vistas Investment Corporation and New Horizons Enterprises.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read together with our consolidated financial statements and notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other information contained in this Form 10-K. The selected financial data presented below under the captions "Consolidated Statement of Operations Data" and "Consolidated Balance Sheet Data" as of and for each of the years in the five-year period ended December 31, 2002 are derived from our consolidated financial statements, which consolidated financial statements have been audited by KPMG LLP, independent certified public accountants. The consolidated financial statements as of December 31, 2002 and 2001 and for each of the years in the three-year period ended December 31, 2002, are derived from our consolidated financial statements, included elsewhere in this Form 10-K.

                                                            YEARS ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                2002       2001       2000       1999       1998
                                              --------   --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
REVENUE:
Net product sales...........................  $ 30,409   $ 27,925   $ 25,905   $ 13,952   $ 21,072
Technology transfer fee.....................       925        400      2,100         --         --
                                              --------   --------   --------   --------   --------
Total revenue...............................    31,334     28,325     28,005     13,952     21,072
COST OF REVENUE:
Product sales...............................    24,040     25,703     20,015     11,751     23,530
Technology transfer.........................        --         --        200         --         --
                                              --------   --------   --------   --------   --------
Total cost of revenue.......................    24,040     25,703     20,215     11,751     23,530
                                              --------   --------   --------   --------   --------
Gross profit (loss).........................     7,294      2,622      7,790      2,201     (2,458)
OPERATING EXPENSES:
Sales and marketing.........................     7,080      8,129      8,323      5,208      5,131
Research and development....................     5,782      5,598      5,882      3,377      4,361
General and administrative..................     8,235      9,957      6,776      3,651      4,446
                                              --------   --------   --------   --------   --------
Total operating expenses....................    21,097     23,684     20,981     12,236     13,938
                                              --------   --------   --------   --------   --------
Loss from operations........................   (13,803)   (21,062)   (13,191)   (10,035)   (16,396)
Other (expense) income:
Interest, net...............................       627      1,313        570     (1,456)    (1,005)
Non-cash deferred loan cost amortization....        --         --     (2,527)    (4,840)      (633)
Other, net..................................       (60)        65       (138)      (126)         1
                                              --------   --------   --------   --------   --------
Loss before cumulative effect of change in
  accounting principle......................   (13,236)   (19,684)   (15,286)   (16,457)   (18,033)
Cumulative effect of change in accounting
  principle(1)..............................    (5,627)        --         --         --         --
Beneficial conversion cost of preferred
  stock.....................................        --         --        (49)    (1,450)        --
                                              --------   --------   --------   --------   --------
Net loss attributable to common
  stockholders..............................  $(18,863)  $(19,684)  $(15,335)  $(17,907)  $(18,033)
                                              ========   ========   ========   ========   ========
Net loss per share -- basic and diluted:
Loss per share before cumulative effect of
  change in accounting principle............  $  (0.78)  $  (1.33)  $  (1.55)  $  (3.59)  $  (4.36)
Cumulative effect of change in accounting
  principle(1)..............................     (0.33)        --         --         --         --
                                              --------   --------   --------   --------   --------
                                              $  (1.11)  $  (1.33)  $  (1.55)  $  (3.59)  $  (4.36)
                                              ========   ========   ========   ========   ========
Weighted average common shares outstanding:
Basic and diluted...........................    17,009     14,809      9,885      4,994      4,136
                                              ========   ========   ========   ========   ========
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents...................  $  3,166   $ 14,753   $ 30,369   $  4,792   $  2,433
Working capital (deficit)...................     5,645     19,392     37,013      5,483     (3,511)
Total assets................................    28,369     35,037     55,674     14,899     12,735
Long-term debt, less current portion........     1,385         --         --      8,051      3,587
Total stockholders' equity (deficiency).....    17,628     30,148     48,904      2,310     (3,496)

---------------

(1) See "Critical Accounting Policies And Estimates -- Goodwill" under Item 7. for a description of this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read together with "Selected Consolidated Financial Data" and our consolidated financial statements and notes thereto contained in this Report.

OVERVIEW

     We design, develop and market power, connectivity, and accessory products and solutions for the mobile computing user. This includes (1) various AC and DC power adapters and batteries that allow the user to power a notebook computer in an office, a home, a car, an airplane, or a boat, (2) a variety of cradle and connectivity products and software for handheld devices, (3) a variety of accessories for portable computers such as monitor stands, travel adapters, and the like, and (4) universal docking products and remote peripheral component interface, or PCI bus, technology and products using our proprietary PCI expansion and Split Bridge(R) technologies. To date, our revenues have come predominantly from AC and DC power adapters, accessories, handheld connectivity products, and expansion products. We expect revenues from those products to continue and also expect to see increasing revenues primarily from current and new power and handheld products and solutions as we further expand our markets and distribution channels for these products.

     We sell our products to OEMs, distributors, resellers, retailers, and end-users. A substantial portion of our net product sales is concentrated among a number of OEMs, including Symbol, IBM, Gateway, Hewlett-Packard, NEC, and Toshiba. A portion of our sales to IBM are made through Kingston Technologies, who acts as our fulfillment hub manager for sales in the United States and Malaysia. Direct sales to OEMs accounted for approximately 62% of net product sales for the year ended December 31, 2002 and approximately 72% of net product sales for the year ended December 31, 2001. We expect that we will continue to be dependent upon a number of OEMs for a significant portion of our net product sales in future periods, although no OEM is presently obligated to purchase a specified amount of products.

     A portion of our sales to distributors and resellers is generally under terms that provide for certain stock balancing return privileges and price protection. Accordingly, we make a provision for estimated sales returns and other allowances related to those sales. Returns, which have been netted in the product sales presented herein, were approximately 5% of net product sales for each of the years ended December 31, 2002 and 2001. The major distributors are allowed to return up to 20% of their prior quarter's purchases under the stock balancing programs, provided that they place a new order for equal or greater dollar value of the stock balancing return.

     We derive a material portion of our net product sales outside the United States, principally in Europe. International sales accounted for approximately 14% of our net product sales for the year ended December 31, 2002 and approximately 30% for the year ended December 31, 2001. We expect product sales outside the United States to continue to account for a large portion of our future net product sales. International sales are generally denominated in the currency of our foreign customers. A decrease in the value of foreign currencies relative to the U.S. dollar could result in a significant decrease in U.S. dollar sales received by us for our international sales.

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

     We have experienced significant operating losses since inception and, as of December 31, 2002, we have an accumulated deficit of approximately $100.5 million. These accumulated losses have resulted in decreases in cash and cash equivalents. If we do not achieve continued revenue growth sufficient to absorb our recent and planned expenditures, we could experience additional losses and corresponding decreases in cash and cash equivalents in future periods.

     Operating expenses for the year ended December 31, 2002 totaled $21.1 million as compared to $23.7 million for the year ended December 31, 2001. We anticipate that in the future we will make additional investments in our sales and marketing activities and, as a result, operating expenses will increase. We intend to make such investments on an ongoing basis, from cash generated from operations and, if available, from lines of credit and other sources of financing, as we develop and introduce new products and expand into new markets. We expect that such increases in spending will result in increases in revenues and resulting gross profits, which should result in turning our net losses into net profits.

     Recent general economic conditions have contributed to a slow down in sales of computers and computer-related products and accessories. This economic slow down has had a negative impact on our revenues. If we are not able to grow revenues in future periods, we are likely to continue to incur net losses and our cash equivalents are likely to continue to decrease.

     In October 2000, we acquired all of the assets of Mesa Ridge Technologies, Inc. d/b/a MAGMA, a privately held company. MAGMA provides a range of PCI expansion products for the computer industry which utilize traditional PCI bridge technology and MAGMA's patented expansion technology. The acquisition of MAGMA solidified our position as a market leader in the PCI expansion business by providing products, distribution channels, key customers, and additional resources that can leverage our Split Bridge(R) technology and accelerate our growth and development in this market segment.

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

     Our recognition of revenues from product sales to distributors and retailers (the "distribution channel") is affected by agreements we have giving certain customers rights to return our product at any time after purchase. We also have agreements with certain customers that allow them to receive credit for subsequent price reductions ("price protection"). At the time we recognize revenue, upon shipment and transfer of ownership, we reduce our measurements of those sales and the related cost of sales by our estimates of future returns and price protection. We also reduce our measurements of accounts receivable by the estimated profit margins associated with returns (i.e., sales price less cost of sales). Gross sales to the distribution channel accounted for approximately 12% of net product sales for the year ended December 31, 2002 and approximately 14% for the year ended December 31, 2001.

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

GOODWILL

     In conjunction with the implementation of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), we performed a goodwill impairment evaluation as of January 1, 2002 relating to the goodwill that was recorded at December 31, 2001. Based on the results of that impairment evaluation, we determined the recorded goodwill at December 31, 2001 of approximately $5.6 million was fully impaired. We recorded the impairment write-down as a cumulative effect of change in accounting principle in accordance with the new accounting standard.

     As a result of our recent acquisitions of Portsmith, Cutting Edge Software and iGo during 2002, we have recorded additional goodwill of approximately $8.3 million. In accordance with SFAS No. 142, we evaluated the newly acquired goodwill for impairment and determined that the recorded goodwill was not impaired as of December 31, 2002.

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

  RESULTS OF OPERATIONS

     The following table sets forth certain consolidated financial data for the periods indicated expressed as a percentage of total revenue for the periods indicated:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               2002     2001     2000
                                                              ------   ------   ------
REVENUE:
Net product sales...........................................   97.0%    98.6%    92.5%
Technology transfer fees....................................    3.0%     1.4%     7.5%
                                                              -----    -----    -----
Total revenue...............................................  100.0%   100.0%   100.0%
COST OF REVENUE:
Product sales...............................................   76.7%    90.7%    71.5%
Technology transfer.........................................     --       --      0.7%
                                                              -----    -----    -----
Total cost of revenue.......................................   76.7%    90.7%    72.2%
                                                              -----    -----    -----
Gross profit................................................   23.3%     9.3%    27.8%
OPERATING EXPENSES:
Sales and marketing.........................................   22.6%    28.7%    29.7%
Research and development....................................   18.5%    19.8%    21.0%
General and administrative..................................   26.2%    35.1%    24.2%
                                                              -----    -----    -----
Total operating expenses....................................   67.3%    83.6%    74.9%
                                                              -----    -----    -----
Loss from operations........................................  (44.0)%  (74.3)%  (47.1)%
OTHER EXPENSE:
Interest, net...............................................    2.0%     4.6%     2.0%
Non-cash deferred loan cost amortization....................     --       --     (9.0)%
Other income (expense), net.................................   (0.2)%    0.2%    (0.5)%
                                                              -----    -----    -----
Loss before provision for income taxes......................  (42.2)%  (69.5)%  (54.6)%
Provision for income taxes..................................     --       --       --
                                                              -----    -----    -----
Net loss....................................................  (42.2)%  (69.5)%  (54.6)%
                                                              =====    =====    =====

  Years Ended December 31, 2002 and 2001

     Net product sales. Net product sales consist of sales of product, net of returns and allowances. We recognize sales at the time goods are shipped and the ownership of the goods is transferred to the customer. Allowances for returns and credits are made in the same period the related sales are recorded. Net product sales increased 8.9% to $30.4 million for the year ended December 31, 2002 from $27.9 million for the year ended December 31, 2001. Revenues for 2002 increased over 2001 primarily as a result of our acquisitions of Portsmith, Cutting Edge Software and iGo during 2002. Approximately $9.2 million of the increase was due to sales of handheld connectivity products through our Portsmith subsidiary, which we acquired in February 2002. Approximately $0.5 million of the increase was due to sales of handheld software products through our Cutting Edge Software subsidiary, which we acquired in August 2002. Approximately $3.8 million of the increase was due to sales of AC and DC power adapters, batteries, and accessories through our iGo subsidiary, which we acquired in September 2002. Sales of expansion and docking products increased by approximately $0.3 million during 2002. These increases were partially offset by a decrease of approximately $7.3 million in sales of AC and DC power adapters primarily due to the termination of our distribution agreement with Targus, Inc. in December 2001. Sales of USB products decreased by approximately $1.0 million as a result of a planned exit of that product line during 2002. Sales of monitor stands and other accessories decreased by approximately $3.0 million during 2002 as a result of recent general economic conditions that have contributed to a slow down in sales of computers and computer-related products and accessories. During 2003, we anticipate revenues will increase primarily as a result of the introduction of new combination AC and DC power adapter products and increased sales of handheld connectivity and software products.

     Technology transfer fees. Technology transfer fees consist of revenue from our licensing and transferring our Split Bridge--Registered Trademark-- technology and other technology and architecture, and related training and implementation support services. Revenue from technology transfer fees is recognized ratably over the term of the sales agreement. During the year ended December 31, 2002, we recognized technology transfer fee revenues of $0.9 million or 3.0% of total revenues. Technology transfer fees represented revenue of $0.4 million, or 1.4% of total revenues, for the year ended December 31, 2001. The increase of approximately $0.5 million is primarily attributable to the recognition of technology transfer fees associated with sales of handheld connectivity architecture from our Portsmith subsidiary during 2002.

     Cost of revenue -- product sales. Cost of revenue -- product sales consists primarily of costs associated with components, outsourced manufacturing and in-house labor associated with assembly, testing, packaging, shipping and quality assurance, and depreciation of equipment and indirect manufacturing costs. Cost of revenue -- product sales decreased 6.5% to $24.0 million for the year ended December 31, 2002 from $25.7 million for the year ended December 31, 2002. The decrease in cost of revenue -- product sales was due primarily to a $3.8 million charge to cost of revenue -- product sales for excess and obsolete inventory and abandoned tooling for the year ended December 31, 2001. This decrease was partially offset by a similar charge for excess and obsolete inventory of $1.2 million during 2002. Cost of revenue -- product sales as a percentage of net product sales decreased to 76.7% for the year ended December 31, 2002 from 90.7% for the year ended December 31, 2001. Excluding the charges for excess and obsolete inventory and abandoned tooling, cost of revenues -- product sales as a percentage of net product sales was 75.0% and 78.6% for the years ended December 31, 2002 and 2001, respectively. The reduction in cost of revenues -- product sales as a percentage of net product sales is primarily attributable to the spreading of fixed overhead expenses over increases in sales volumes. We anticipate cost of revenue -- product sales as a percentage of net product sales to continue to decrease as future sales volumes increase and with the anticipated introduction of new, higher-margin products.

     Cost of revenue -- technology transfer. Cost of revenue -- technology transfer consists of engineering expenses related to the Split Bridge(R) technology and other technology and architecture. There were no costs of revenue -- technology transfer for the years ended December 31, 2002 and 2001, as the technology transfer fees for the periods consisted solely of fees for existing technology.

     Gross profit. Gross profit increased to 23.3% of total revenue for the year ended December 31, 2002 from 9.3% of total revenue for the year ended December 31, 2001. The gross profit rate increase is due primarily to the $3.8 million charge to cost of revenue -- product sales for excess and obsolete inventory and abandoned tooling for the year ended December 31, 2001, offset by a similar charge of approximately $1.2 million during 2002. Excluding these charges, gross profit was 27.3% and 22.5% for the years ended December 31, 2002 and 2001, respectively. Gross profit was also positively impacted by the change in product mix during 2002, including the discontinuance of low margin power product sales to Targus. We expect gross profit as a percent of sales to increase in future periods due to projected future revenue increases and as a result of the introduction of new, higher margin products.

     Sales and marketing. Sales and marketing expenses generally consist of salaries, commissions and other personnel related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. Sales and marketing expenses decreased 12.9% to $7.1 million for the year ended December 31, 2002 from $8.1 million for the year ended December 31, 2001. The decrease is primarily the result of a reduction in marketing programs resulting from our decision to focus our marketing efforts on what we have deemed to be the most productive sales channels. As a percentage of total revenue, sales and marketing expenses decreased to 22.6% for the year ended December 31, 2002 from 28.7% for the year ended December 31, 2001.

     Research and development. Research and development expenses consist primarily of salaries and personnel-related costs, facilities, outside consulting, lab costs and travel related costs of our product development group. Research and development expenses increased 3.3% to $5.8 million for the year ended December 31, 2002 from $5.6 million for the year ended December 31, 2001. Research and development expenses as a percentage of total revenue decreased to 18.5% for the year ended December 31, 2002 from 19.8% for the year ended December 31, 2001. The decrease is due to reductions in engineering expenses and staff as a result of the development of Split Bridge(R) technology, which was largely developed in 2000 and the early part of 2001. The decrease is partially offset by charges for acquired in-process research and development of $620,000 and the $400,000 write-off of certain tooling equipment related to the development of a product that was abandoned during the year ended December 31, 2002. Excluding these charges, research and development expense decreased to $4.8 million or 15.2% of revenues.

     General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related expenses of our finance, human resources, information systems, corporate development and other administrative personnel, as well as professional fees, depreciation and amortization and related expenses. General and administrative expenses also include non-cash compensation of $51,000 and $21,000 for 2002 and 2001 respectively, which is the result of the issuance of common stock, warrants and stock options at a price deemed to be less than market value to employees and outside consultants for services rendered. General and administrative expenses decreased 17.3% to $8.2 million for the year ended December 31, 2002 from $10.0 million for the year ended December 31, 2001. For the year ended December 31, 2001, general and administrative expenses included a write-off of a $3.0 million loan to a strategic partner and also included goodwill amortization of $0.6 million relating to the acquisition of Magma in October 2000. Excluding the 2001 charge and goodwill amortization, general and administrative expenses for the year ended December 31, 2002 increased approximately $1.8 million, primarily due to severance and termination costs and increases in general and administrative expenses, including personnel, facilities, travel and telecommunications as a result of the acquisitions of Portsmith, Cutting Edge Software and iGo. Excluding the 2001 charge and goodwill amortization, general and administrative expenses as a percentage of total revenue increased to 26.2% for the year ended December 31, 2002 from 22.4% for the year ended December 31, 2001. As we begin to recognize increased revenues from the sales of our products, we anticipate that general and administrative expenses, as a percentage of revenue, will decrease.

     Interest, net. Interest, net consists primarily of interest earned on our cash balances and short-term investments, net of interest expense. Net interest income for year ended December 31, 2002 was $0.6 million compared to $1.3 million for the year ended December 31, 2001. The change was primarily due to the reduction in cash balance from December 31, 2001 to December 31, 2002.

     Income taxes. We have incurred losses from inception to date; therefore, no provision for income taxes was required for the years ended December 31, 2002 or 2001.

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

     Technology transfer fees. Technology transfer fees consist of revenue from the licensing and transferring by the Company of its Split Bridge(R) technology and architecture. Revenue from technology transfer fees is recognized ratably over the term of the sales agreement. During the year ended December 31, 2001, we recognized a technology transfer fee of $400,000 or 1.4% of total revenues. Technology transfer fees represented revenue of $2.1 million, or 7.5% of total revenues, for the year ended December 31, 2000.

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

     Cost of revenue -- technology transfer. Cost of revenue -- technology transfer consists of engineering expenses related to the Split Bridge(R) technology. There were no costs of revenue -- technology transfer for the year ended December 31, 2001, as the technology transfer fees for the period consisted solely of fees for existing technology. Cost of revenue -- technology transfer was $200,000 for the year ended December 31, 2000.

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

     Research and development. Research and development expenses consist primarily of salaries and personnel-related costs, facilities, outside consulting, lab costs and travel related costs of our product development group. Research and development expenses decreased 4.8% to $5.6 million for the year ended December 31, 2001 from $5.9 million for the year ended December 31, 2000. Research and development expenses as a percentage of total revenue decreased to 19.8% for the year ended December 31, 2001 from

21.0% for the year ended December 31, 2000. The decrease is due to the reductions in engineering costs, primarily personnel, in 2001 relating to Split Bridge(R) technology, which was largely developed during 2000 and the early part of 2001.

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

     Since inception, we have funded our operations primarily through debt and equity financing, as the cash consumed by our operating activities has exceeded cash generated by revenues. At December 31, 2002 we had approximately $3.2 million and $5.6 million in cash and cash equivalents and working capital, respectively. At December 31, 2001 we had approximately $14.8 million and $19.4 million in cash and cash equivalents and working capital, respectively.

     Our operating activities used cash of $7.6 million, $12.8 million and $14.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. Net cash used in operating activities for the year ended December 31, 2002 was primarily attributed to our net loss and increases in inventories, prepaid expenses and other current assets. Cash used in operating activities was offset, in part, by a decrease in accounts receivable of $2.3 million, non-cash expenses such as depreciation of property and equipment and amortization of intangible assets of $1.3 million, write-off of impaired goodwill of $5.6 million, acquisition of in-process research and development, write-down of tooling equipment, amortization of deferred compensation and provision for obsolete inventory. During 2002, inventories grew by approximately $1.2 million compared to inventory levels at December 31, 2001 including the write-down of excess and obsolete inventory of approximately $1.2 million. Other operating expenses, such as salaries and wages, marketing and selling, professional services fees, engineering related expenses, and building and facility costs in excess of revenues contributed to our net loss for 2002 and resulted in a net use of cash.

     Our investing activities used cash of approximately $4.3 million, $2.8 million and $6.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. For the year ended December 31, 2002, cash used in investing activities was for the acquisitions of Portsmith, Cutting Edge and iGo, and the purchase of property and equipment. These uses were partially offset by the sale of an investment during 2002.

     Our net financing activities provided cash of approximately $230,000 for the year ended December 31, 2002, used cash of approximately $17,000 for the year ended December 31, 2001 and generated cash of approximately $46.0 million for the year ended December 31, 2000. Net cash was provided by financing activities for the year ended December 31, 2002 primarily from repayments of stock subscription receivables and net proceeds from the sale of common stock.

     At December 31, 2002, we had approximately $85.9 million of federal, foreign and state net operating loss carryforwards which expire at various dates. We anticipate that the sale of common stock in the IPO coupled with prior sales of common stock will cause an annual limitation on the use of our net operating loss carryforwards pursuant to the change in ownership provisions of
Section 382 of the Internal Revenue Code of 1986, as amended. This limitation is expected to have a material effect on the timing of our ability to use the net operating loss carryforward in the future. Additionally, our ability to use the net operating loss carryforward is dependent upon our level of future profitability, which cannot be determined.

     At December 31, 2002, we had future commitments relating to various non-cancelable operating leases totaling approximately $2.7 million, payable over the next six years, with approximately $560,000 payable in 2003, $607,000 payable in 2004, $402,000 payable in 2005, $410,000 payable in 2006, $418,000 payable in 2007, and $320,000 payable thereafter.

     At December 31, 2002, we had debt obligations payable over the next three years, with approximately $330,000 payable in 2003, $330,000 payable in 2004, and $330,000 payable in 2005.

     At December 31, 2002, we had future commitments relating to payments of earn-out to former Portsmith stockholders in connection with our February 2002 acquisition of Portsmith. The earnout is made up of two components. The first is calculated using a formula based on Portsmith's revenue and net income performance, adjusted for certain items, for the year 2002. The Company has recorded a long-term liability in the amount of $725,000 as an estimate of this component of the earnout. The second component of the earnout is based on a percentage of the fair market value of Portsmith as a stand-alone entity as of December 31, 2002, as mutually agreed upon by the Company and the former Portsmith stockholders. In the event that the parties are not able to come to an agreement, the fair market value will be determined by an Independent Financial Expert as defined in the agreement. As the amount of this component of the earnout is not yet determinable or issuable, the Company has recorded no liability for it. Earn-out payments may be made in cash or shares of stock, at our discretion, with total shares of stock issued to former Portsmith stockholders not to exceed 3,023,863 shares. We anticipate the payment of earn-out will be made entirely in shares of common stock and that no future cash payments will be required.

 INTERNAL SOURCES OF LIQUIDITY

     During the year ended December 31, 2002, we began several initiatives to address our overall business structure, including evaluating our key product lines, distribution channels, our cost structure, and cash management. In connection with these initiatives, we completed three acquisitions during 2002 and completed development of a key new combination AC/DC power adapter product. In the fourth quarter of 2002, we began to see favorable results from these efforts. We believe the continued benefits of these measures will allow us to generate sufficient operating funds from internal sources to satisfy our liquidity requirements in 2003.

     For 2002, our net loss of $18.9 million, adjusted for non-working-capital-related expenses of $10.1 million, was approximately $8.8 million. Changes in working capital, net of current assets and liabilities acquired, resulted in cash flow generation of approximately $1.2 million during 2002. We used net cash from investing and financing activities of approximately $4.0 million, primarily relating to our acquisitions during 2002, which resulted in our net cash used of approximately $11.6 million.

     For 2003, we anticipate further improvement in our operating performance as a result of the 2002 initiatives. In the fourth quarter of 2002, our revenues grew to approximately $10.3 million from $7.4 million in the third quarter of 2002. With the introduction of our new combination AC/DC power adapter product in the first quarter of 2003, we project steady revenue growth through 2003. We also project improvement in gross margins as increased sales volumes are spread over our semi-fixed operating overhead structure and with the introduction of new, higher margin products. We project operating expenses will decrease from the fourth quarter 2002 level of approximately $5.7 million into the first quarter of 2003 as we continue to realize cost savings from our acquisition integration initiatives. We expect operating expenses to remain consistent throughout 2003. As a result of planned increases in sales, improvements in gross margins, and leveraging of our operating expenses structure, we project to generate cash working profits in 2003. However, we expect to use cash in 2003 to finance growth in accounts receivable and inventories associated with our projected revenue growth, capital expenditures and repayments of long-term debt.

 EXTERNAL SOURCES OF LIQUIDITY

     In October 2002, we entered into a $10,000,000 line of credit with a bank. The line bears interest at prime plus 1.25% (5.5% at December 31, 2002), interest only payments due monthly, with final payment of interest and principal on July 31, 2004. The line of credit is secured by all of our assets. The line of credit is subject to financial covenants, certain of which we were not in compliance with as of December 31, 2002. However, on March 26, 2002, the terms and covenants of the line of credit were modified, and we are currently in compliance with the modified covenants. We have not drawn against the line of credit as of March 31, 2003. Under the terms of the line, we can borrow up to 80% of eligible accounts receivable, offset by a $1.25 million stop-loss provision. At February 28, 2003, our net borrowing base capacity was approximately $1.9 million. We expect our borrowing base will increase throughout 2003 as a result of projected growth in accounts receivable associated with projected sales growth.

     In January 2003, we raised $1.2 million from an offering of preferred stock. Specifically, we issued and sold 865,051 shares of newly designated Series E preferred stock, par value $0.01 per share ("Series E Stock"), at a purchase price of $0.7225 per share, and 729,407 shares of newly designated Series F preferred stock, par value $0.01 per share ("Series F Stock"), at a purchase price of $0.85 per share. In connection with this sale, we also issued warrants to purchase an aggregate of 559,084 shares of our common stock. The warrants issued to holders of Series E Stock permit them to purchase an aggregate of 216,263 shares of common stock, at an exercise price of $0.867 per share and the warrants issued to holders of Series F Stock permit them to purchase an aggregate of 342,821 shares of common stock, at an exercise price of $1.02 per share. The Series E Stock was purchased by a single non-affiliated investor, while the Series F Stock was purchased by certain of our officers, directors and affiliates including Charles Mollo, Jeffrey Harris, Larry Carr, Joan Brubacher, Timothy Jeffries, Janice Breeze-Mollo, Oxley LLLP, New Vistas Investment Corporation and New Horizons Enterprises.

     We believe that our cash and cash equivalents on hand and cash sources, both internal and external, discussed above will be sufficient to satisfy our expected cash and working capital requirements for the next twelve months.

INFLATION

     We do not believe that inflation has a material effect on our operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2002, the FASB issued Statement 143, "Accounting for Asset Retirement Obligations" ("Statement 143"). Statement 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets and to record a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. We were required to adopt Statement 143 on January 1, 2003. Statement 143 is not expected to have a material impact on our results of operations or financial position.

     In June 2002, the FASB issued Statement 146, "Accounting for Exit or Disposal Activities" ("Statement 146"). Statement 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. Statement 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination of benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. Statement 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Statement 146 is not expected to have a material impact on our results of operations or financial position.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("Interpretation 45"). Interpretation 45 describes the disclosures to be made by a guarantor in interim and annual financial statements about obligations under certain guarantees the guarantor has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of Interpretation 45 are applicable on a prospective basis to guarantees issued or modified after December 15, 2002. The Company has adopted the disclosure provisions of Interpretation 45, effective December 31, 2002. While the Company has various indemnity obligations included in contracts entered into in the normal course of business, these obligations are primarily in the form of indemnities that could result in immaterial increases of future costs, but do not represent significant commitments or contingent liabilities of the indebtedness of others.

     In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The provisions of EITF Issue No. 00-21 are not expected to have a material effect on our consolidated financial statements.

     In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment to FASB Statement 123" (" Statement 148"). Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123, "Accounting for Stock-Based Compensation," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of Statement 148 effective December 31, 2002.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation 46"). Interpretation 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The recognition and measurement provisions of Interpretation 46 are effective for newly created variable interest entities formed after January 31, 2003, and for existing variable interest entities, on the first interim or annual reporting period beginning after June 15, 2003. The Company will adopt the provisions of Interpretation 46 for existing variable interest entities on July 1, 2003, which is not expected to have a material effect on the Company's financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Consolidated Financial Statements of Mobility Electronics,
  Inc.:
Independent Auditors' Report................................   29
Consolidated Balance Sheets as of December 31, 2002 and
  2001......................................................   30
Consolidated Statements of Operations for the years ended
  December 31, 2002, 2001 and 2000..........................   31
Consolidated Statements of Stockholders' Equity (Deficiency)
  and Comprehensive Income (Loss) for the years ended
  December 31, 2002, 2001 and 2000..........................   32
Consolidated Statements of Cash Flows for the years ended
  December 31, 2002, 2001 and 2000..........................   33
Notes to Consolidated Financial Statements..................   35

                          INDEPENDENT AUDITORS' REPORT
The Board of Directors
Mobility Electronics, Inc.

     We have audited the accompanying consolidated balance sheets of Mobility Electronics, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mobility Electronics, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 2 to the consolidated financial statements, Mobility Electronics, Inc. and subsidiaries adopted the provisions of Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002.

                                          /s/  KPMG LLP

Phoenix, Arizona
February 28, 2003, except as to Note 10
  which is as of March 26, 2003

                  MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 2002        2001
                                                              ----------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                  SHARE AMOUNTS)
                                       ASSETS
Current assets:
Cash and cash equivalents...................................  $   3,166    $ 14,753
Accounts receivable, net....................................      7,245       6,035
Inventories.................................................      4,414       3,385
Prepaid expenses and other current assets...................        176         108
                                                              ---------    --------
Total current assets........................................     15,001      24,281
Property and equipment, net.................................      2,585       1,869
Goodwill, net...............................................      8,265       5,627
Intangible assets, net......................................      2,071       1,088
Other assets................................................        447       2,172
                                                              ---------    --------
                                                              $  28,369    $ 35,037
                                                              =========    ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable............................................  $   6,036    $  3,540
Accrued expenses and other current liabilities..............      2,990       1,349
Current portion of long-term debt...........................        330          --
                                                              ---------    --------
Total current liabilities...................................      9,356       4,889
Long-term debt, less current portion........................      1,385          --
                                                              ---------    --------
Total liabilities...........................................     10,741       4,889
                                                              ---------    --------
Commitments, contingencies and subsequent events (notes 3,
  10, 12, 18 and 21)
Stockholders' equity:
Convertible preferred stock -- Series C, $.01 par value;
  authorized 15,000,000 shares; 550,213 and 682,659 issued
  and outstanding at December 31, 2002 and 2001,
  respectively..............................................          6           7
Common stock, $.01 par value; authorized 90,000,000 Shares;
  20,347,876 and 15,128,641 shares issued and outstanding at
  December 31, 2002 and 2001, respectively..................        203         151
Additional paid-in capital..................................    119,444     113,127
Accumulated deficit.........................................   (100,493)    (81,630)
Stock subscription notes and deferred compensation..........     (1,574)     (1,484)
Accumulated other comprehensive income (loss)...............         42         (23)
                                                              ---------    --------
Total stockholders' equity..................................     17,628      30,148
                                                              ---------    --------
                                                              $  28,369    $ 35,037
                                                              =========    ========

          See accompanying notes to consolidated financial statements.

                  MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                  (IN THOUSANDS, EXCEPT
                                                                    PER SHARE AMOUNTS)
Revenue:
Net product sales...........................................  $ 30,409   $ 27,925   $ 25,905
Technology transfer fees....................................       925        400      2,100
                                                              --------   --------   --------
Total revenue...............................................    31,334     28,325     28,005
                                                              --------   --------   --------
Cost of revenue:
Product sales...............................................    24,040     25,703     20,015
Technology transfer.........................................        --         --        200
                                                              --------   --------   --------
Total cost of revenue.......................................    24,040     25,703     20,215
                                                              --------   --------   --------
Gross profit................................................     7,294      2,622      7,790
                                                              --------   --------   --------
Operating expenses:
Marketing and sales.........................................     7,080      8,129      8,323
Research and development....................................     5,782      5,598      5,882
General and administrative..................................     8,235      9,957      6,776
                                                              --------   --------   --------
Total operating expenses....................................    21,097     23,684     20,981
                                                              --------   --------   --------
Loss from operations........................................   (13,803)   (21,062)   (13,191)
Other income (expense):
Interest income, net........................................       627      1,313        570
Non-cash deferred loan cost amortization....................        --         --     (2,527)
Other, net..................................................       (60)        65       (138)
                                                              --------   --------   --------
Loss before cumulative effect of change in accounting
  principle.................................................   (13,236)   (19,684)   (15,286)
Cumulative effect of change in accounting principle.........    (5,627)        --         --
                                                              --------   --------   --------
Net loss....................................................   (18,863)   (19,684)   (15,286)
Beneficial conversion costs of preferred stock..............        --         --        (49)
                                                              --------   --------   --------
Net loss attributable to common stockholders................  $(18,863)  $(19,684)  $(15,335)
                                                              ========   ========   ========
Loss per share -- basic and diluted:
Loss per share before cumulative effect of change in
  accounting principle......................................  $  (0.78)  $  (1.33)  $  (1.55)
Cumulative effect of change in accounting principle.........     (0.33)        --         --
                                                              --------   --------   --------
Basic and diluted...........................................  $  (1.11)  $  (1.33)  $  (1.55)
                                                              ========   ========   ========
Weighted average common shares outstanding:
Basic and diluted...........................................    17,009     14,809      9,885
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

                  MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                        AND COMPREHENSIVE INCOME (LOSS)

                                                  CONVERTIBLE      COMMON STOCK       ADDITIONAL
                                                   PREFERRED    -------------------    PAID-IN     ACCUMULATED
                                                     STOCK        SHARES     AMOUNT    CAPITAL       DEFICIT
                                                  -----------   ----------   ------   ----------   -----------
                                                              (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Balances at December 31, 1999...................     $ 24        5,978,679    $ 60     $ 51,720     $ (46,660)
Issuance of common stock for warrants
  exercised.....................................       --        1,710,083      17          104            --
Issuance of common stock for options
  exercised.....................................       --           88,332       1          311            --
Issuance of warrants............................       --               --      --          578            --
Issuance of Series C preferred stock for cash...        1               --      --          268            --
Issuance of Series D preferred stock for cash...        5               --      --        4,722            --
Conversion of Series D preferred stock into
  common........................................       (5)         438,595       4            1            --
Conversion of Series C preferred stock into
  common........................................      (12)         816,917       8            4            --
Common stock issued for cash and note
  receivable....................................       --          100,000       1        1,199            --
Initial public offering of common stock, net of
  registration Costs............................       --        4,600,000      46       49,757            --
Issuance of common stock upon conversion of
  bridge loans..................................       --           28,685      --          327            --
Issuance of common stock upon conversion of
  debentures....................................       --            1,086      --            8            --
Issuance of common stock for services...........       --            4,875      --           51            --
Issuance of common stock for acquisition, net of
  $100,000 registration costs...................       --          562,098       6        4,614            --
Repurchase and retirement of common stock.......       --           (6,250)     --          (50)           --
Amortization of deferred compensation...........       --               --      --           --            --
Net loss........................................       --               --      --           --       (15,286)
                                                     ----       ----------    ----     --------     ---------
Balances at December 31, 2000...................       13       14,323,100     143      113,614       (61,946)
Issuance of common stock for warrants
  exercised.....................................       --           76,500       1            1            --
Issuance of common stock for options
  exercised.....................................       --           25,000      --           --            --
Issuance of common stock under Employee Stock
  Purchase Plan.................................       --           25,795      --           17            --
Value of warrants issued under license
  agreement.....................................       --               --      --           71            --
Conversion of Series C preferred stock into
  common........................................       (6)         400,264       4            2            --
Cancellation of common stock issued for cash and
  note receivable in 2000.......................       --         (100,000)     (1)      (1,199)           --
Common stock issued for cash and note
  receivable....................................       --          267,127       3          702            --
Issuance of common stock for a prior  --  year
  acquisition...................................       --          110,855       1          130            --
Write-off of deferred compensation..............       --               --      --         (211)           --
Amortization of deferred compensation...........       --               --      --           --            --
Comprehensive income (loss):
Foreign currency translation adjustment.........       --               --      --           --            --
Net loss........................................       --               --      --           --       (19,684)
                                                     ----       ----------    ----     --------     ---------
Total comprehensive loss........................
                                                     ----       ----------    ----     --------     ---------
Balances at December 31, 2001...................        7       15,128,641     151      113,127       (81,630)
Issuance of common stock for warrants
  exercised.....................................       --          176,707       2            2            --
Value of options issued to non-employees........       --               --      --           51            --
Issuance of common stock under Employee Stock
  Purchase Plan.................................       --           78,928      --           83            --
Issuance of common stock for acquisitions, net
  of registration costs of $99,000..............       --        4,089,102      41        5,515            --
Conversion of Series C preferred stock into
  common stock..................................       (1)         103,070       1           --            --
Issuance of common stock for settlement of
  accounts payable..............................       --          571,428       6          433            --
Common stock issued for cash and note
  receivable....................................       --          200,000       2          278            --
Payments received on stock subscription
  receivable....................................       --               --      --           --            --
Write-off of deferred compensation..............       --               --      --          (45)           --
Amortization of deferred compensation...........       --               --      --           --            --
Comprehensive income (loss):
Foreign currency translation adjustment.........       --               --      --           --            --
Net loss........................................       --               --      --           --       (18,863)
                                                     ----       ----------    ----     --------     ---------
Total comprehensive loss........................
                                                     ----       ----------    ----     --------     ---------
Balances at December 31, 2002...................     $  6       20,347,876    $203     $119,444     $(100,493)
                                                     ====       ==========    ====     ========     =========

                                                      STOCK        ACCUMULATED
                                                  SUBSCRIPTIONS       OTHER           NET
                                                  AND DEFERRED    COMPREHENSIVE   STOCKHOLDERS
                                                  COMPENSATION        LOSS           EQUITY
                                                  -------------   -------------   ------------
                                                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Balances at December 31, 1999...................     $(2,834)         $ --          $  2,310
Issuance of common stock for warrants
  exercised.....................................          --            --               121
Issuance of common stock for options
  exercised.....................................          --            --               312
Issuance of warrants............................          --            --               578
Issuance of Series C preferred stock for cash...          --            --               269
Issuance of Series D preferred stock for cash...          --            --             4,727
Conversion of Series D preferred stock into
  common........................................          --            --                --
Conversion of Series C preferred stock into
  common........................................          --            --                --
Common stock issued for cash and note
  receivable....................................      (1,199)           --                 1
Initial public offering of common stock, net of
  registration Costs............................          --            --            49,803
Issuance of common stock upon conversion of
  bridge loans..................................          --            --               327
Issuance of common stock upon conversion of
  debentures....................................          --            --                 8
Issuance of common stock for services...........          --            --                51
Issuance of common stock for acquisition, net of
  $100,000 registration costs...................          --            --             4,620
Repurchase and retirement of common stock.......          --            --               (50)
Amortization of deferred compensation...........       1,113            --             1,113
Net loss........................................          --            --           (15,286)
                                                     -------          ----          --------
Balances at December 31, 2000...................      (2,920)           --            48,904
Issuance of common stock for warrants
  exercised.....................................          --            --                 2
Issuance of common stock for options
  exercised.....................................          --            --                --
Issuance of common stock under Employee Stock
  Purchase Plan.................................          --            --                17
Value of warrants issued under license
  agreement.....................................          --            --                71
Conversion of Series C preferred stock into
  common........................................          --            --                --
Cancellation of common stock issued for cash and
  note receivable in 2000.......................       1,199            --                (1)
Common stock issued for cash and note
  receivable....................................        (675)           --                30
Issuance of common stock for a prior  --  year
  acquisition...................................          --            --               131
Write-off of deferred compensation..............         211            --                --
Amortization of deferred compensation...........         701            --               701
Comprehensive income (loss):
Foreign currency translation adjustment.........          --           (23)              (23)
Net loss........................................          --            --           (19,684)
                                                     -------          ----          --------
Total comprehensive loss........................                                     (19,707)
                                                     -------          ----          --------
Balances at December 31, 2001...................      (1,484)          (23)           30,148
Issuance of common stock for warrants
  exercised.....................................          --            --                 4
Value of options issued to non-employees........          --            --                51
Issuance of common stock under Employee Stock
  Purchase Plan.................................          --            --                83
Issuance of common stock for acquisitions, net
  of registration costs of $99,000..............        (375)           --             5,181
Conversion of Series C preferred stock into
  common stock..................................          --            --                --
Issuance of common stock for settlement of
  accounts payable..............................          --            --               439
Common stock issued for cash and note
  receivable....................................        (279)           --                 1
Payments received on stock subscription
  receivable....................................         145            --               145
Write-off of deferred compensation..............          45            --                --
Amortization of deferred compensation...........         374            --               374
Comprehensive income (loss):
Foreign currency translation adjustment.........          --            65                65
Net loss........................................          --            --           (18,863)
                                                     -------          ----          --------
Total comprehensive loss........................                                     (18,798)
                                                     -------          ----          --------
Balances at December 31, 2002...................     $(1,574)         $ 42          $ 17,628
                                                     =======          ====          ========

          See accompanying notes to consolidated financial statements.

                  MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
Net loss....................................................  $(18,863)  $(19,684)  $(15,286)
Adjustments to reconcile net loss to net cash used in
  operating activities:
Goodwill impairment.........................................     5,627         --         --
In-process research and development.........................       620         --         --
Provisions for doubtful accounts and sales returns and
  credits...................................................       257        284        867
Provision for obsolete inventory............................     1,248      3,543      1,305
Depreciation and amortization...............................     1,336      1,695        954
Amortization of deferred loan costs.........................        --          9      2,527
Write-down of tooling equipment.............................       400        216        540
Loss on sale of investment..................................        94         --         --
Loss on disposal of fixed assets............................        40         --         --
Write-off of note receivable................................        --      3,000         --
Amortization of deferred compensation.......................       374        701      1,505
Expense for stock subscription and/or stock granted to
  consultant................................................        51         21         51
Changes in operating assets and liabilities, net of
  acquisitions:
Accounts receivable.........................................     2,346        587     (3,938)
Inventories.................................................    (1,214)      (557)    (4,913)
Prepaid expenses and other current assets...................      (693)      (764)       353
Accounts payable............................................     1,480       (939)     1,028
Accrued expenses and other current liabilities..............      (700)      (905)       787
                                                              --------   --------   --------
Net cash used in operating activities.......................    (7,597)   (12,793)   (14,220)
                                                              --------   --------   --------
Cash flows from investing activities:
Purchase of property and equipment..........................      (938)    (1,379)      (944)
Proceeds from sale of investment............................     1,870         --         --
Proceeds from sale of property and equipment................        25         --         --
Cash paid for acquisitions, net of cash received............    (5,242)        --     (1,897)
Cash paid for note receivable...............................        --       (640)    (2,200)
Cash paid for warrant to purchase preferred stock...........        --       (764)    (1,200)
                                                              --------   --------   --------
Net cash used in investing activities.......................    (4,285)    (2,783)    (6,241)
                                                              --------   --------   --------
Cash flows from financing activities:
Net repayment on lines of credit............................        --         --     (2,729)
Proceeds from stock subscription receivables................       145         --         --
Repayment of long-term debt and capital lease obligations...        --        (37)    (6,417)
Net proceeds from issuance of preferred stock...............        --         --      4,996
Net proceeds from sale of common stock......................        82         17     49,804
Proceeds from exercise of warrants and options..............         3          3        434
Cash paid for treasury stock................................        --         --        (50)
                                                              --------   --------   --------
Net cash (used in) provided by financing activities.........       230        (17)    46,038
                                                              --------   --------   --------
Effects of exchange rates on cash and cash equivalents......        65        (23)        --
                                                              --------   --------   --------
Net (decrease) increase in cash and cash equivalents........   (11,587)   (15,616)    25,577
Cash and cash equivalents, beginning of year................    14,753     30,369      4,792
                                                              --------   --------   --------
Cash and cash equivalents, end of year......................  $  3,166   $ 14,753   $ 30,369
                                                              ========   ========   ========

                  MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Supplemental disclosure of cash flow information:
Interest paid...............................................  $      5   $     26   $    827
                                                              ========   ========   ========
Supplemental schedule of noncash investing and financing
  activities:
Common stock issued in connection with acquisitions, net of
  accrued registration costs of $99,000 and stock
  subscription receivable of $375,000.......................  $  5,181   $    131      4,620
                                                              ========   ========   ========
Warrants issued in connection with the execution and/or
  extension of long-term debt...............................  $     --   $     --   $    578
                                                              ========   ========   ========
Conversion of debentures and accrued interest to shares of
  common stock..............................................  $     --   $     --   $    327
                                                              ========   ========   ========
Conversion of bridge loans to shares of common stock........  $     --   $     --   $      8
                                                              ========   ========   ========
Retirement of treasury stock................................  $     --   $     --   $     50
                                                              ========   ========   ========
Issuance of 571,428 shares of common stock for settlement of
  accounts payable..........................................  $    439   $     --   $     --
                                                              ========   ========   ========
Options or warrants issued to non-employees for services....  $     51   $     71   $     --
                                                              ========   ========   ========
Stock subscription receivable...............................  $    280   $    675   $  1,199
                                                              ========   ========   ========
Conversion of Series C and D preferred stock to shares of
  common stock..............................................  $     --   $      6   $     17
                                                              ========   ========   ========
Refinance of bridge loan interest payable...................  $     --   $     --   $    160
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

                  MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 13, 2002, 2001 AND 2000

(1) NATURE OF BUSINESS

     Mobility Electronics, Inc. and subsidiaries (collectively, "Mobility" or the "Company") formerly known as Electronics Accessory Specialists International, Inc., was formed on May 4, 1995. Mobility was originally formed as a limited liability corporation; however, in August 1996 the Company became a C Corporation incorporated in the State of Delaware.

     Mobility manufactures and/or distributes AC and DC power adapters, portable computer docking stations, handheld device cradles, handheld software, monitor stands and other portable computing products and solutions. Mobility also designs, develops and markets connectivity and remote PCI bus technology and products for the computer industry and a broad range of related embedded processor applications. Mobility distributes products in the United States of America, Canada and Europe.

     During the year ended December 31, 2002, the Company began several initiatives to address their overall business structure, including evaluating key product lines, distribution channels, cost structure, and cash management. In connection with these initiatives, the Company completed three acquisitions during 2002 and completed development of a key new combination AC/DC power adapter product. In the fourth quarter of 2002, the Company began to see favorable results from these efforts. In addition, the Company has available cash sources from financing activities through a $10.0 million line of credit with a bank (as more fully discussed in Note 10) and a preferred stock offering of $1.2 million completed in January 2003 (as more fully discussed in Note 21). The Company believes the continued benefits of these measures will allow them to generate sufficient operating funds from internal and external sources to satisfy their liquidity requirements in 2003.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a number of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, sales returns, inventories, warranty obligations, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The Company believes its critical accounting policies, consisting of revenue recognition and goodwill affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. These policies are discussed below.

  (b) PRINCIPLES OF CONSOLIDATION

     The 2000 consolidated financial statements include the accounts of Mobility and its wholly owned subsidiary, Magma, Inc., from October 2, 2000 (date of acquisition) to December 31, 2000. The 2001 consolidated financial statements include the accounts of Mobility and its wholly owned subsidiaries, Magma, Inc. and Mobility Europe Holdings, Inc. The 2002 consolidated financial statements include the accounts of Mobility and its wholly owned subsidiaries, Magma, Inc., Portsmith, Inc., which includes Portsmith, Inc. from February 1, 2002 (date of acquisition) and Mobility 2001 Limited, Cutting Edge Software, Inc. from August 20, 2002 (date of acquisition) and iGo Direct Corporation from September 3,

                  MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

2002 (date of acquisition) collectively to December 31, 2002. All significant intercompany balances and transactions have been eliminated in consolidation.

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

  (f) INVENTORIES

     Inventories consist of finished goods and component parts purchased partially and fully assembled for computer accessory items. The Company has all normal risks and rewards of its inventory held by contract manufacturers. Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories include material and overhead costs. Overhead costs are allocated to inventory based on a percentage of material costs. The Company monitors usage reports to determine if the carrying value of any items should be adjusted due to lack of demand for the items. The Company adjusts down the inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

  (g) PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Equipment held under capital leases is stated at the present value of future minimum lease payments. Depreciation on furniture, fixtures and equipment is provided using the straight-line method over the estimated useful lives of the assets ranging from two to seven years. Tooling is capitalized at cost and is depreciated over a two-year period. Equipment held under

                  MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES capital leases and leasehold improvements are amortized over the shorter of the lease term or estimated useful lives of the assets.

  (h) GOODWILL AND INTANGIBLE ASSETS

     In June 2001, the FASB issued Statement No. 141, "Business Combinations" ("Statement 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"). Statement 141 requires that the purchase method of accounting be used for all business combinations. Statement 141 specifies criteria that intangible assets acquired on a business combination must meet to be recognized and reported separately from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with "Accounting For The Impairment Or Disposal Of Long Lived Assets" ("Statement 144").

     The Company adopted the provisions of Statement 141 as of July 1, 2002, and Statement 142 as of January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, are not amortized. Goodwill and indefinite useful life intangible assets acquired in business combinations completed before July 1, 2002 continued to be amortized through December 31, 2002. Amortization of such assets ceased on January 1, 2002 upon adoption of Statement 142.

     Upon adoption of Statement 142, the Company was required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in Statement 141 for recognition separate from goodwill. The Company was also required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. For intangible assets identified as having indefinite useful lives, the Company was required to test those intangible assets for impairment in accordance with the provisions of Statement 142 within the first interim period. Impairment was measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. The results of this analysis did not require the Company to recognize an impairment loss.

     Statement 142 defines a reporting unit as an operating segment or one level below an operating segment (referred to as a component). As the Company has only one operating business segment (see Note 2(q)), the Company has defined each of its product lines, routes to market, and geographics as components. Further, Statement 142 states that two or more components of an operating segment shall be aggregated and deemed a single reporting unit if the components have similar economic characteristics. The Company considers each of its components to have similar economic characteristics, as each component sells computer peripheral products which are produced using similar methods to OEM and computer product distribution customers. Accordingly, the Company has determined that its operating segment is one reporting unit as of January 1, 2002 under Statement
142. At January 1, 2002, the carrying value of the reporting unit goodwill was $5,627,000. The Company compared the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which were measured as of the date of adoption. The implied fair value of goodwill was determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with Statement 141. The residual fair value after this allocation was the implied fair value of the reporting unit goodwill. The carrying value of goodwill exceeded the fair value of the reporting unit and the Company recorded an impairment loss of $5,627,000 during 2002.

                  MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

     Intangible assets include the cost of patents, trademarks and non-compete agreements, as well as identifiable intangible assets acquired through business combinations including trade names, customer lists and software technology. Intangible assets are amortized on a straight-line basis over their estimated economic lives of two to 10 years.

  (i) IMPAIRMENT OF LONG-LIVED ASSETS

     In October 2001, the FASB issued Statement 144, which provides a single accounting model for long-lived assets to be disposed of. Statement 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted Statement 144 on January 1, 2002. The adoption of Statement 144 did not affect the Company's financial statements. Prior to the adoption of Statement 144, the Company accounted for long-lived assets in accordance with Statement 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

     In accordance with Statement 144, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to be estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

     Recoverability of long-lived assets is dependent upon, among other things, the Company's ability to continue to achieve profitability, in order to meet its obligations when they become due. In the opinion of management, based upon current information, long-lived assets will be covered over the period of benefit.

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

  (k) INCOME TAXES

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

     The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing

                  MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to the valuation allowance and deferred tax benefit would increase income in the period such determination was made.

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

  (m) EMPLOYEE STOCK OPTIONS

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options and to adopt the "disclosure only" alternative treatment under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (Statement 123). Statement 123 requires the use of fair value option valuation models that were not developed for use in valuing employee stock options. Under Statement 123, deferred compensation is recorded for the excess of the fair value of the stock on the date of the option grant, over the exercise price of the option. The deferred compensation is amortized over the vesting period of the option.

     Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123, the Company's net loss and net loss per share would have been increased to the pro forma amount indicated below (amounts in thousands, except per share):

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
Net loss applicable to common stockholders:
As reported..........................................  $(18,863)  $(19,684)  $(15,335)
Total stock-based employees compensation expense
  determined under fair-value-based method for all
  rewards, net of tax................................      (902)      (624)      (794)
                                                       --------   --------   --------
Pro forma............................................  $(19,765)  $(20,308)  $(16,129)
                                                       ========   ========   ========
Net loss per share -- basic and diluted:
As reported..........................................  $  (1.11)  $  (1.33)  $  (1.55)
                                                       ========   ========   ========
Pro forma............................................  $  (1.16)  $  (1.37)  $  (1.63)
                                                       ========   ========   ========

  (n) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments include cash equivalents, accounts receivable, accounts payable and notes payable. Due to the short-term nature of cash equivalents, accounts receivable and accounts payable, the fair value of these instruments approximates their recorded value. In the opinion of management, based upon current information, the fair value of notes payable approximates market value. The Company does not have material financial instruments with off-balance sheet risk, with the exception of operating leases. See Note 12.

                  MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

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

  (q) SEGMENT REPORTING

     The Company is engaged in the business of the sale of computer peripheral products. While the Company's chief operating decision maker (CODM) evaluates revenues and gross profits based on products lines, routes to market and geographies (see Note 17), the CODM only evaluates operating results for the Company taken as a whole. As a result, in accordance with FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has determined it has one operating business segment, the sale of computer peripheral products.

  (r) RECLASSIFICATIONS

     Certain amounts included in the 2001 and 2000 consolidated financial statements have been reclassified to conform to the 2002 financial statement presentation.

  (s) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("Statement 143"). Statement 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets and to record a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. We were required to adopt Statement 143 on January 1, 2003. Statement 143 is not expected to have a material impact on our results of operations or financial position.

     In June 2002, the FASB issued Statement No. 146, "Accounting for Exit or Disposal Activities" ("Statement 146"). Statement 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. Statement 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination of benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. Statement 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Statement 146 is not expected to have a material impact on our results of operations or financial position.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("Interpretation 45"). Interpretation 45 describes the disclosures to be made by a guarantor in interim and annual

                  MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES financial statements about obligations under certain guarantees the guarantor has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of Interpretation 45 are applicable on a prospective basis to guarantees issued or modified after December 15, 2002. The Company has adopted the disclosure provisions of Interpretation 45 effective December 31, 2002 while the Company has various indemnity obligations included in contracts entered into in the normal course of business, these obligations are primarily in the form of indemnities that could result in immaterial increases of future costs, but do not represent significant commitments or contingent liabilities of the indebtedness of others.

     In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The provisions of EITF Issue No. 00-21 are not expected to have a material effect on our consolidated financial statements.

     In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment to FASB Statement 123" ("Statement 148"). Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123, "Accounting for Stock-Based Compensation," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of Statement 148 effective December 31, 2002.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation 46"). Interpretation 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The recognition and measurement provisions of Interpretation 46 are effective for newly created variable interest entities formed after January 31, 2003, and for existing variable interest entities, on the first interim or annual reporting period beginning after June 15, 2003. The Company will adopt the provisions of Interpretation 46 for existing variable interest entities on July 1, 2003, which is not expected to have a material effect on the Company's financial statements.

(3) ACQUISITIONS

  (a) MAGMA

     On October 2, 2000, the Company acquired all of the outstanding stock of Mesa Ridge Technologies, Inc., doing business as MAGMA, a California corporation ("Magma"). Magma manufactures and markets connectivity products (serial products and PCI slot expansion systems) to the music, video and satellite communications industries. The purchase price consisted of $2,000,000 in cash and 562,098 shares of Common Stock, valued at $4,720,000. In addition, contingent earn out payments were to be made to the selling stockholders depending upon Magma's performance over the two years following the date of acquisition, which were measured and payable on each anniversary date of the acquisition. During 2001, the Company issued 110,855 shares of common stock (valued at $131,000) as settlement of the first earn out payment under this purchase agreement. The Company issued no shares of common stock in 2002 as settlement of the second earn out payment under the purchase agreement.

                  MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

     The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon the estimated fair values at the date of acquisition. The acquisition resulted in goodwill of $6,211,000. Goodwill, net of accumulated amortization, was $5,627,000 at December 31, 2001. During 2002, in connection with the adoption of Statement 142, the Company recorded an impairment charge of $5,627,000 as a cumulative effect of a change in accounting principle.

  (b) MOBILITY EUROPE HOLDINGS, INC.

     On January 1, 2001, the Company purchased essentially all of the assets of its European distributor for $282,000 cash and assumed its leases, employee contracts and other business contracts in order to better facilitate the sale of the Company's products in Europe. The European operations have been organized as Mobility 2001 Limited, a subsidiary of Mobility Europe Holdings, Inc., which was formed in January 2001 under the laws of the state of Delaware and is owned entirely by the Company. Mobility Europe Holdings, Inc. is now called Portsmith, Inc. The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets acquired based upon the estimated fair values at the date of acquisition. No goodwill resulted from the purchase.

  (c) CNF MOBILE SOLUTIONS

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

  (d) PORTSMITH

     As of February 1, 2002, the Company acquired Portsmith, Inc. ("Portsmith") through a merger of Portsmith with the Company's subsidiary, Mobility Europe Holdings, Inc., now Portsmith, Inc. Portsmith provides connectivity solutions for handheld computing devices. Under the terms of the merger agreement, the Company issued 800,000 shares of its common stock, valued at $1.35 per common share, to the former Portsmith stockholders of which 400,000 shares were held in escrow. The release of the escrowed shares to the former Portsmith stockholders was contingent upon certain performance criteria of Portsmith during the first year after the acquisition, which was achieved. Accordingly, the escrowed shares were released in December 2002. In addition, earn-out payments may be made to the former Portsmith stockholders depending upon Portsmith's performance during the first year after the acquisition, through December 31, 2002. Earn out payments may be made in cash or shares of stock, at the Company's discretion, with total shares of common stock issued to former Portsmith stockholders not to exceed 3,023,863 shares. The earnout is made up of two components. The first is calculated using a formula based on Portsmith's revenue and net income performance, adjusted for certain items, for the year 2002. The Company has recorded a long-term liability in the amount of $725,000 as an estimate of this component of the earnout. The second component of the earnout is based on a percentage of the fair market value of Portsmith as a stand-alone entity as of December 31, 2002, as mutually agreed upon by the Company and the former Portsmith stockholders. In the event that the parties are not able to come to an agreement, the fair market value will be determined by an Independent Financial Expert as defined in the agreement. As the amount of this component of the earnout is not yet determinable or issuable, the Company has recorded no liability for it.

                  MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

     Richard C. Liggitt, a former stockholder of Portsmith, filed a claim against Portsmith and certain of its officers and directors alleging (a) fraud in connection with merger negotiations that led to the execution of a merger agreement between a company owned by Mr. Liggitt and Portsmith, (b) wrongful termination of his employment with Portsmith, and (c) breach of the implied covenant of good faith and fair dealing under his employment agreement with Portsmith. During November 2002, the parties reached a settlement. Under the terms of the settlement, the Company paid $10,000 upon approval of the settlement by the Court. Contemporaneously, the Company agreed to pay Mr. Liggitt an aggregate of $990,000 in exchange for cancellation of all of Mr. Liggitt's rights as a former shareholder of Portsmith under the merger agreement between the Company and Portsmith, including, but not limited to, the 53,647 shares of the Company's common stock Mr. Liggitt received in connection with the merger, the 53,646 shares of the Company's common stock that had been held in escrow that Mr. Liggitt would have otherwise been entitled to receive and Mr. Liggitt's share in any potential earn-out payments. The $990,000 will be paid in the form of a convertible subordinated promissory note bearing interest at four percent per year, payable in quarterly installments of principal and interest beginning in January 2003, through December 2005. The outstanding principal of the promissory note may be converted by Mr. Liggitt at any time into shares of the Company's common stock, at a conversion price of $3.00 per share. In connection with this settlement, the potential earn-outs under the merger agreement between the Company and Portsmith will be reduced by $480,000, plus a certain additional amount for fees and expenses and a tax settlement, and Mr. Liggitt's share of the potential earn-outs will be eliminated.

     The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed, based upon the estimated fair values at the date of acquisition. Goodwill of $1,783,000 was recorded as a result of the transaction.

     The purchase price of $1,487,000, plus acquisition costs of $122,000, was allocated as follows (amounts in thousands):

Purchase price:
  Common stock..............................................  $   762
  Estimate of earn out......................................      725
  Costs of acquisition......................................      122
                                                              -------
                                                              $ 1,609
                                                              =======
Assets acquired and liabilities assumed:
  Current assets............................................  $ 2,195
  Equipment.................................................       31
  Other assets..............................................       15
  Goodwill..................................................    1,783
  Current liabilities.......................................   (2,415)
                                                              -------
                                                              $ 1,609
                                                              =======

  (e) CUTTING EDGE SOFTWARE

     As of August 20, 2002, the Company acquired Cutting Edge Software, Inc. ("Cutting Edge Software") through a merger of Cutting Edge Software with a subsidiary of the Company, CES Acquisition, Inc., and the subsequent merger of such subsidiary with another subsidiary of the Company, CES II Acquisition, Inc., now Cutting Edge Software, Inc. Cutting Edge Software provides software solutions for handheld computing devices. Under the terms of the merger agreement, the Company paid cash of $1,547,500 and issued 796,394 shares of its common stock, valued at $1.8835 per common share,

                  MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES to the former Cutting Edge Software stockholder. In addition, earn out payments may be made to such stockholder depending upon Cutting Edge Software's performance during each of the five years following the acquisition date. The earn-out payments are to be made 50% in cash and 50% in shares of company stock, with total shares of common stock issued to the former Cutting Edge Software stockholder not to exceed 3,263,800 shares.

     The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed, based upon the estimated fair values at the date of acquisition. Goodwill of $1,958,000 was recorded as a result of the transaction.

     The purchase price of $3,047,500, plus acquisition costs of $221,000, was allocated as follows (amounts in thousands):

Purchase price:
  Cash......................................................  $1,548
  Common stock..............................................   1,500
  Costs of acquisition......................................     221
                                                              ------
                                                              $3,269
                                                              ======
Assets acquired and liabilities assumed:
  Current assets............................................  $  123
  Equipment.................................................      48
  Intangible assets.........................................     643
  Goodwill..................................................   1,958
  Current liabilities.......................................    (123)
  In-process research and development.......................     620
                                                              ------
                                                              $3,269
                                                              ======

     The Company recorded $620,000 in expense upon the consummation of the acquisition relating to in-process research and development acquired from Cutting Edge Software.

(f) iGO

     On September 3, 2002, the Company completed its acquisition of iGo Corporation ("iGo"), as announced on March 25, 2002 and as amended on July 18, 2002, through the merger of iGo Corporation with the Company's subsidiary, IGOC Acquisition, Inc., now iGo Direct Corporation. iGo is a direct marketer of computer peripheral equipment. Under the terms of the merger agreement, the Company paid cash of $3,250,000 and issued 2,600,000 shares of its common stock, valued at $1.305 per common share, to the former iGo stockholders. Additional consideration of $1,000,000 and 500,000 shares of the Company's common stock may also be paid to the former iGo stockholders on the first anniversary date of the merger, the payment of which is contingent upon certain performance criteria.

     The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed, based upon the estimated fair values at the date of acquisition. Goodwill of $4,524,000 was recorded as a result of the transaction.

                  MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

     The purchase price of $6,643,000, plus acquisition costs of $1,100,000, was allocated as follows (amounts in thousands):

Purchase price:
  Cash......................................................  $ 3,250
  Common stock..............................................    3,393
  Costs of acquisition......................................    1,100
                                                              -------
                                                              $ 7,743
                                                              =======
Assets acquired and liabilities assumed:
  Current assets............................................  $ 3,690
  Equipment.................................................      893
  Intangible assets.........................................      411
  Other assets..............................................       38
  Goodwill..................................................    4,524
  Current liabilities.......................................   (2,220)
  Loan to stockholder.......................................      407
                                                              -------
                                                              $ 7,743
                                                              =======

     The consolidated financial statements as of December 31, 2002 include the accounts of Portsmith, Cutting Edge Software and iGo and results of operations since the dates of acquisition. The following summary, prepared on a pro forma basis, presents the results of operations as if the acquisitions had occurred on January 1, 2001 (unaudited amounts in thousands, except per share data).

                                                               YEAR ENDED DECEMBER 31,
                                                               ------------------------
                                                                 2002           2001
                                                               ---------      ---------
Net revenue.................................................   $ 44,315       $ 65,282
                                                               ========       ========
Net loss....................................................   $(27,824)      $(53,828)
                                                               ========       ========
Net loss attributable to common stockholders................   $(27,824)      $(53,828)
                                                               ========       ========
Net loss per share -- basic and diluted.....................   $  (1.42)      $  (2.85)
                                                               ========       ========

     The pro forma results are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisitions had been effective at the beginning of 2001 or as a projection of future results.

(4) INVENTORIES

     Inventories consist of the following (amounts in thousands):

                                                               DECEMBER 31,
                                                              ---------------
                                                               2002     2001
                                                              ------   ------
Raw materials...............................................  $2,579   $1,494
Finished goods..............................................   1,835    1,891
                                                              ------   ------
                                                              $4,414   $3,385
                                                              ======   ======

                  MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

(5) PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (amounts in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
Furniture and fixtures......................................  $   639   $   258
Store, warehouse and related equipment......................      946       743
Computer equipment..........................................    2,073     1,477
Tooling.....................................................    1,819     2,068
Leasehold improvements......................................      513        67
                                                              -------   -------
                                                                5,990     4,613
Less accumulated depreciation and amortization..............   (3,405)   (2,744)
                                                              -------   -------
Property and equipment, net.................................  $ 2,585   $ 1,869
                                                              =======   =======

(6) GOODWILL

     On January 1, 2002, the Company adopted Statement 142. Under this accounting standard, goodwill and intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment at least annually. Amortization is still required for identifiable intangible assets with finite lives.

     Statement 142 also requires the completion of the transitional impairment test of the recorded goodwill as of the date this accounting standard is adopted. The Company completed the first step of the transitional impairment test during the year ended December 31, 2002, noting an indication of impairment associated with the recorded goodwill balance of $5,627,000 as of January 1, 2002. As part of the transitional impairment test, the Company identified one reporting unit within its one operating business segment. The Company then completed the second step of the transitional impairment test. The Company has recorded a goodwill impairment loss of $5,627,000 as a result of completing its transitional impairment test, and has recognized this loss as the effect of a change in accounting principle as of January 1, 2002 in accordance with Statement 142. This impairment loss was determined based on a comparison of the fair value of the Company with its carrying amount, including goodwill that resulted from prior business acquisitions. The results of the comparison and loss measurement indicated that goodwill existing at the date of adoption of this accounting standard was fully impaired. In connection with its adoption of Statement 142, the Company reassessed previously recognized intangible assets and determined their classification and useful lives were appropriate.

     As a result of the acquisitions of Portsmith, Cutting Edge Software and iGo, the Company has recorded goodwill of $8,265,000 during 2002. In accordance with Statement 142, the Company evaluated this goodwill for impairment as of December 31, 2002 and determined its recorded goodwill is not impaired as of December 31, 2002.

                  MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

     Goodwill consists of the following (amounts in thousands):

     The changes in the carrying amount of goodwill follows (amounts in thousands):

Reported balance at December 31, 2001.......................  $ 5,627
Acquisition of Portsmith....................................    1,783
Acquisition of Cutting Edge Software........................    1,958
Acquisition of iGo..........................................    4,524
Impairment loss recognized as a result of transitional
  goodwill impairment test..................................   (5,627)
                                                              -------
                                                              $ 8,265
                                                              =======

     The following table presents prior years' net loss attributable to common stockholders and net loss per share as if the non-amortization provisions of Statement 142 had been applied in the prior years (amounts in thousands, except per share data).

                                                             YEAR ENDED DECEMBER 31,
                                                       -----------------------------------
                                                         2002       2001            2000
                                                       --------   --------        --------
Reported net loss attributable to common
  stockholders.......................................  $(18,863)  $(19,684)       $(15,335)
Add back goodwill amortization.......................        --        776             155
                                                       --------   --------        --------
Adjusted net loss attributable to common
  stockholders.......................................  $(18,863)  $(18,908)       $(15,180)
                                                       ========   ========        ========
BASIC AND DILUTED LOSS PER SHARE:
  Reported net loss per share........................  $  (1.11)  $  (1.33)       $  (1.55)
  Add back goodwill amortization.....................        --       0.05            0.01
                                                       --------   --------        --------
  Adjusted loss per share............................  $  (1.11)  $  (1.28)       $  (1.54)
                                                       ========   ========        ========

(7) INTANGIBLE ASSETS

     Intangible assets consist of the following at December 31, 2002 and 2001 (amounts in thousands):

                                                 DECEMBER 31, 2002                        DECEMBER 31, 2001
                                       --------------------------------------   --------------------------------------
                             AVERAGE     GROSS                        NET         GROSS                        NET
                              LIFE     INTANGIBLE   ACCUMULATED    INTANGIBLE   INTANGIBLE   ACCUMULATED    INTANGIBLE
                             (YEARS)     ASSETS     AMORTIZATION     ASSETS       ASSETS     AMORTIZATION     ASSETS
                             -------   ----------   ------------   ----------   ----------   ------------   ----------
Amortized intangible
  assets:
License fees...............     4        $  811        $(272)        $  539       $  761        $ (85)        $  676
Patents and trademarks.....     3           868         (477)           391          616         (204)           412
Non-compete agreements.....     2           159          (87)            72           --           --             --
Software...................     5           675          (45)           630           --           --             --
Trade names................    10           378          (13)           365           --           --             --
Customer list..............    10            76           (2)            74           --           --             --
                                         ------        -----         ------       ------        -----         ------
  Total....................              $2,967        $(896)        $2,071       $1,377        $(289)        $1,088
                                         ======        =====         ======       ======        =====         ======

                  MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

     Aggregate amortization expense for identifiable intangible assets totaled $607,000 and $167,000 for the years ended December 31, 2002 and 2001, respectively. Estimated amortization expense for each of the five succeeding years ended December 31 is as follows (amounts in thousands):

2003........................................................  $733
2004........................................................   335
2005........................................................   232
2006........................................................   216
2007........................................................   165

(8) OTHER ASSETS

     Other assets consist of the following (amounts in thousands):

                                                              DECEMBER 31,
                                                              -------------
                                                              2002    2001
                                                              ----   ------
Investment in preferred stock...............................  $ --   $1,964
Other.......................................................   447      208
                                                              ----   ------
Net other assets............................................  $447   $2,172
                                                              ====   ======

(9) INVESTMENT IN PREFERRED STOCK

     In September 2000, the Company paid $1,200,000 to purchase a warrant to purchase Series A preferred stock of a company. The warrant was initially exercisable to purchase shares of Series A preferred stock equal to 10% of the fully diluted capital stock at an aggregate exercise price of $764,000. However, the exercise price and number of shares to be acquired upon the exercise of the warrant was to be adjusted if the company issued any capital stock or stock equivalent other than with respect to the exercise of the warrant at a price of less than $2,750 per share. During 2001, the Company paid $764,000 to exercise the warrant and the investment in Series A preferred stock is stated at a cost of $1,964,000 as a component of other assets at December 31, 2001.

     In July 2002, the Company liquidated its investment in such preferred stock, resulting in net cash proceeds of $1,870,000. The Company recorded a loss on the sale of investment of $94,000 in connection with this transaction.

(10) LINE OF CREDIT

     In October 2002, the Company entered into a $10,000,000 line of credit with a bank. The line bears interest at prime plus 1.25% (5.5% at December 31, 2002), interest only payments are due monthly, with final payment of interest and principal due on July 31, 2004. The line of credit is secured by all assets of the Company. The Company has not drawn against the line of credit as of December 31, 2002. The line of credit is subject to financial covenants. The Company was not in compliance with certain covenants as of December 31, 2002. On March 26, 2003, the Company obtained a waiver from the bank for covenant defaults for the period from September 30, 2002 through February 28, 2003. In addition, the bank modified the financial net worth covenant under the line to $8.9 million as of March 2003, $8.2 million from April through June 2003, $8.6 million from July through September 2003 and $9.3 million thereafter. The Company is currently in compliance with the covenants as modified.

                  MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

(11) LONG-TERM DEBT

     Long-term debt consists of the following (amounts in thousands):

                                                              DECEMBER 31,
                                                                  2002
                                                              ------------
Note payable................................................     $  990
Estimate of Portsmith earn-out..............................        725
                                                                 ------
                                                                  1,715
Less current portion........................................        330
                                                                 ------
Long-term debt, less current portion........................     $1,385
                                                                 ======

     In connection with the settlement of a lawsuit, the Company entered into a $990,000 convertible subordinated promissory note bearing interest at four percent per year, payable in quarterly installments of principal of $82,500 beginning in January 2003, through December 2005. The outstanding principal of the promissory note may be converted at any time into shares of the Company's common stock, at a conversion price of $3.00 per share. See Note 3.

     In connection with its acquisition of Portsmith, the Company has recorded a long-term liability in the amount of $725,000 as an estimate of a component of earn-out, as this component was determinable and issuable as of December 31, 2002. Earn-out payments may be made in cash or shares of stock, at the Company's discretion, with total shares of common stock issued to former Portsmith stockholders not to exceed 3,023,863 shares. If the earn-out is paid in shares of common stock, the number of shares to be issued is based on the earn-out in dollars, divided by the market price of the Company's common stock as of the date that the earn-out is finally determined. See Note 3.

(12) LEASE COMMITMENTS

     The Company has entered into various non-cancelable operating lease agreements for its office facilities, automobile, and office equipment. Existing facility leases require monthly rents plus payment of property taxes, normal maintenance and insurance on facilities. Rental expense for the operating leases was $855,000, $1,000,000 and $675,000 during the years ended 2002, 2001, and
2000, respectively.

     A summary of the minimum future lease payments for the years ending after December 31 follows (amounts in thousands):

2003........................................................   $  560
2004........................................................      607
2005........................................................      402
2006........................................................      410
2007........................................................      418
Thereafter..................................................      320
                                                               ------
                                                               $2,717
                                                               ======

(13) INCOME TAXES

     The Company has generated net operating losses for both financial and income tax reporting purposes since inception. At December 31, 2002 and 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $85,900,000 and $68,120,000, respectively, and approximately $3,626,000 and $2,580,000 for foreign income tax purposes, respectively, which, subject to annual

                  MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES limitations, are available to offset future taxable income, if any, through 2022 and net operating loss carryforwards for state income tax purposes of approximately $85,900,000 and $68,120,000, which are available to offset future taxable income through 2007.

     The temporary differences that give rise to deferred tax assets and liabilities at December 31, 2002 and 2001 are as follows (amounts in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Deferred tax assets:
Net operating loss carryforward for federal income taxes....  $ 28,853   $ 23,162
Net operating loss carryforward for foreign income taxes....     1,130        775
Net operating loss carryforward for state income taxes......     5,290      4,271
Depreciation and amortization...............................     2,440        154
Section 263A inventory......................................        62         63
Accrued liabilities.........................................        88        156
Reserves....................................................       171        175
Bad debts...................................................         8         31
Investment tax credits......................................       181        181
Inventory obsolescence......................................       184      2,006
Acquisitions................................................       619         --
Total gross deferred tax assets.............................    39,026     30,974
                                                              --------   --------
Deferred tax liabilities:
  Reserves..................................................      (394)        --
                                                              --------   --------
  Total gross deferred tax liabilities......................      (394)        --
                                                              --------   --------
Net deferred tax assets.....................................    38,632     30,974
Less valuation allowance....................................   (38,632)   (30,974)
                                                              --------   --------
Net deferred tax assets.....................................  $     --   $     --
                                                              ========   ========

     The valuation allowance for deferred tax assets as of December 31, 2002 and 2001 was $38,632,000 and $30,974,000, respectively. The net change in the total valuation allowance for the years ended December 31, 2002 and 2001 was an increase of $7,658,000 and $7,693,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. In addition, due to the frequency of equity transactions by the Company, it is possible the use of the net operating loss carryforward may be limited in accordance with Section 382 of the Internal Revenue Code. A determination as to this limitation will be made at a future date as the net operating losses are utilized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences.

                  MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

(14) STOCKHOLDERS' EQUITY

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

     During 2000, 1,017,434 shares of Series C preferred stock sold under private placements were converted into 701,926 shares of common stock at a conversion rate of 1-to-0.68995, Series C preferred stock to common stock.

     During 2001, 581,049 shares of Series C preferred stock sold under private placements were converted into 400,264 shares of common stock at an average conversion rate of 1-to-0.68886, Series C preferred stock to common stock.

                  MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

     During 2002, 132,446 shares of Series C preferred stock sold under private placements were converted into 103,070 shares of common stock at an average conversion rate of 1-to-0.77820, Series C preferred stock to common stock.

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

     During 2002, the Company entered into promissory notes in the principal sum of $280,000 with four executives of the Company to finance their purchase of 200,000 shares of common stock at a composite purchase price of $1.40 for one share of common stock.

                  MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

     During 2002, in connection with its acquisition of iGo, the Company acquired a promissory note in the principal sum of $230,000 with a former iGo shareholder, which is secured by 115,865 shares of common stock.

(15) EMPLOYEE BENEFIT PLANS

  (a) RETIREMENT PLAN

     The Company has a defined contribution 401(k) plan for all employees. Under the 401(k) plan, employees are permitted to make contributions to the plan in accordance with IRS regulations. The Company may make discretionary contributions as approved by the Board of Directors. The Company contributed $114,000, $36,000 and zero during 2002, 2001 and 2000, respectively.

  (b) STOCK OPTIONS AND WARRANTS

     In 1995, the Board granted stock options to employees to purchase 132,198 shares of common stock. Later in 1996, the Company adopted an Incentive Stock Option Plan (the Plan) pursuant to the Internal Revenue Code. During 2002, the Plan was amended to increase the aggregate number of shares of common stock for which options may be granted or for which stock grants may be made to 3,000,000. Options become exercisable over varying periods up to five years and expire at the earlier of termination of employment or up to seven years after the date of grant. During 2002, in connection with its acquisition of Cutting Edge Software, the Company's Board of Directors authorized the issuance of options to purchase 150,000 shares of common stock to certain Cutting Edge Software employees. The options under both the Plan and Board approved were granted at the fair market value of the Company's stock at the date of grant as determined by the Company's Board of Directors. There were 420,403 shares available for grant under the Plan as of December 31, 2002.

     The per share weighted average fair value of stock options granted under the Plan for the years ended December 31, 2002, 2001 and 2000, was $1.41, $2.77 and $2.80, respectively, based on the date of grant using the Black-Scholes method with the following weighted average assumptions:

                                                                  DECEMBER 31,
                                                              --------------------
                                                              2002    2001    2000
                                                              -----   -----   ----
Expected life (years).......................................    2.5     2.5    2.5
Risk-free interest rate.....................................    3.0%    3.5%   6.1%
Dividend yield..............................................    0.0%    0.0%   0.0%
Volatility..................................................  100.0%  100.0%  50.0%

                  MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

     The following table summarizes information regarding stock option activity for the years ended December 31, 2000, 2001 and 2002:

                                                                        WEIGHTED AVERAGE
                                                         NUMBER     EXERCISE PRICE PER SHARE
                                                        ---------   ------------------------
Outstanding, December 31, 1999........................    959,926            $5.65
Granted...............................................    573,650             8.10
Canceled..............................................    (56,735)            7.74
Exercised.............................................    (88,332)            3.54
                                                        ---------            -----
Outstanding, December 31, 2000........................  1,388,509             6.71
Granted...............................................    887,400             2.77
Canceled..............................................   (872,871)            7.26
Exercised.............................................    (25,000)            0.02
                                                        ---------            -----
Outstanding, December 31, 2001........................  1,378,038             3.91
Granted...............................................  1,920,096             1.41
Canceled..............................................   (718,537)            2.71
Exercised.............................................         --               --
                                                        ---------            -----
Outstanding, December 31, 2002........................  2,579,597            $2.35
                                                        =========            =====

     The following table summarizes information about the stock options outstanding at December 31, 2002:

                                                 WEIGHTED       WEIGHTED                 WEIGHTED
                                                 AVERAGE        AVERAGE                  AVERAGE
                                 OPTIONS        REMAINING       EXERCISE     OPTIONS     EXERCISE
RANGE OF EXERCISE PRICES       OUTSTANDING   CONTRACTUAL LIFE    PRICE     EXERCISABLE    PRICE
------------------------       -----------   ----------------   --------   -----------   --------
$0.80-$2.01..................   1,641,490          4.67          $1.37        316,371     $1.35
$2.07-$3.52..................     583,452          2.87          $3.12        471,269     $3.15
$4.00........................     253,787          2.17          $4.00        237,013     $4.00
$7.72-$12.65.................     100,868          1.07          $9.57         93,610     $9.37
                                ---------          ----          -----      ---------     -----
$0.80-$12.65.................   2,579,597          3.88          $2.35      1,118,263     $3.34
                                =========          ====          =====      =========     =====

     In January 2000, the Company issued warrants to purchase 48,706 shares of common stock at $0.02 per share in conjunction with the completion of a private placement of Series C preferred stock.

     During 2000, the Company issued warrants to purchase 138,502 and 30,444 shares of common stock in connection with the extension of certain Bridge Promissory Notes and Promissory Notes, respectively. These warrants (valued at $213,000 and $365,000, respectively, for a total of $578,000) are exercisable at $11.40 and $0.02 per share, respectively. The value of these warrants were recorded as deferred loan costs in other assets and charged to interest expense over the term of the related debt.

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

                  MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

     During 2001, 76,500 warrants were exercised to acquire 76,500 shares of common stock at $0.02 per share for total net proceeds of $2,000.

     During 2001, 564,944 warrants expired. At December 31, 2001, 526,666 unexercised warrants remained outstanding at exercise prices ranging from $0.01 to $7.00 per share.

     During 2002, 176,707 warrants were exercised to acquire 176,707 shares of common stock at $0.02 per share for total net proceeds of $4,000.

     During 2002, 130,973 warrants expired. At December 31, 2002, 218,986 unexercised warrants remained outstanding at exercise prices ranging from $0.69 to $5.75 per share.

  (c)  EMPLOYEE STOCK PURCHASE PLAN

     The Company established an Employee Stock Purchase Plan (the "Purchase Plan") in October 2001, under which 2,000,000 shares of common stock have been reserved for issuance. Eligible employees may purchase a limited number of shares of the Company's common stock at 85% of the market value at certain plan-defined dates. In 2001, 25,795 shares were issued under the Purchase Plan for net proceeds of $18,000. In 2002, 78,928 shares were issued under the Purchase Plan for net proceeds of $83,000. At December 31, 2002, 1,895,277 shares were available for issuance under the Purchase Plan.

(16) NET LOSS PER SHARE

     The computation of basic and diluted net loss per share follows (in thousands, except per share amounts):

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
Loss before cumulative effect of change in accounting
  principle..........................................  $(13,236)  $(19,684)  $(15,286)
Cumulative effect of change in accounting
  principle..........................................    (5,627)        --         --
                                                       --------   --------   --------
Net loss.............................................   (18,863)   (19,684)   (15,286)
Beneficial conversion costs of preferred stock.......        --         --        (49)
                                                       --------   --------   --------
Net loss attributable to common stockholders.........  $(18,863)  $(19,684)  $(15,335)
                                                       ========   ========   ========
Weighted average common shares outstanding -- basic
  and diluted........................................    17,009     14,809      9,885
                                                       ========   ========   ========
Net loss per share -- basic and diluted:
Loss before cumulative effect of change in accounting
  principle..........................................  $  (0.78)  $  (1.33)  $  (1.55)
Cumulative effect of change in accounting
  principle..........................................     (0.33)        --         --
                                                       --------   --------   --------
Basic and diluted....................................  $  (1.11)  $  (1.33)  $  (1.55)
                                                       ========   ========   ========
Stock options and warrants not included in diluted
  EPS since antidilutive.............................     2,799      1,905      2,482
                                                       ========   ========   ========
Convertible preferred stock not included in diluted
  EPS since antidilutive.............................       550        683      1,264
                                                       ========   ========   ========

                  MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

(17)  CONCENTRATION OF CREDIT RISK, SIGNIFICANT CUSTOMERS AND BUSINESS SEGMENTS

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

     Two customers each accounted for 20% of net sales for the year ended December 31, 2002. Two customers accounted for 34% and 33% of net sales for the year ended December 31, 2001. Two customers accounted for 32% and 18% of net sales for the year ended December 31, 2000.

     Three customers' net accounts receivable balances accounted for 32%, 19% and 11% of net accounts receivable at December 31, 2002. Two customers' net accounts receivable balances accounted for 28% and 16% of net accounts receivable at December 31, 2001.

     Export sales were approximately 14%, 31% and 32% of the Company's net sales for the years ended December 31, 2002, 2001 and 2000, respectively. The principal international market served by the Company was Europe.

     The Company has only one operating business segment, the sale of peripheral computer equipment. The following tables summarize the Company's revenues by product line, as well as its revenues and net long-lived assets by geography.

                                                           REVENUES BY PRODUCT LINES
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
                                                            (AMOUNTS IN THOUSANDS)
Power products..........................................  $ 8,122   $13,053   $11,957
Handheld products.......................................    9,659        --        --
Expansion and docking products..........................    6,985     7,673     7,742
Accessories and other products..........................    5,643     7,199     6,206
Technology transfer fees................................      925       400     2,100
                                                          -------   -------   -------
Total revenues..........................................  $31,334   $28,325   $28,005
                                                          =======   =======   =======

                                                             REVENUES BY GEOGRAPHY
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
United States...........................................  $26,825   $19,686   $19,663
Europe..................................................    4,135     5,959     6,866
All other...............................................      374     2,680     1,476
                                                          -------   -------   -------
                                                          $31,334   $28,325   $28,005
                                                          =======   =======   =======

                  MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

                                                               PROPERTY AND
                                                               EQUIPMENT BY
                                                                 GEOGRAPHY
                                                              ---------------
                                                               2002     2001
                                                              ------   ------
United States...............................................  $2,509   $1,746
Europe......................................................      76      123
                                                              ------   ------
                                                              $2,585   $1,869
                                                              ======   ======

(18)  CONTINGENCIES

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

(19) RELATED PARTY TRANSACTIONS

     The Company has an agreement with a related entity under which this entity provides management services. The Company paid the consultant approximately $10,000, $20,000 and $39,000 for the years ended December 31, 2002, 2001 and
2000, respectively.

     During 2000, the Company recognized $2,000,000 of revenue from an entity in which it had a preferred stock ownership. During 2002, the Company sold its investment in preferred stock to an unrelated third party.

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

     During 2002, the Company sold 200,000 shares of common stock to four executives at a purchase price of $1.40 per share. Each investor executed and delivered to the Company a three-year Promissory Note, in the original principal amount of $70,000 each (or $280,000 in total) and bearing interest at a rate of 6% per annum. Each Promissory Note is secured by the shares of common stock issued. The notes are reflected as contra equity on the statement of stockholders' equity.

                  MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

(20) SUPPLEMENTAL FINANCIAL INFORMATION

     A summary of additions and deductions related to the allowances for accounts receivable for the years ended December 31, 2002, 2001 and 2000 follows (amounts in thousands):

                                            BALANCE AT    CHARGED TO                BALANCE AT
                                           BEGINNING OF   COSTS AND                   END OF
                                               YEAR        EXPENSES    DEDUCTIONS      YEAR
                                           ------------   ----------   ----------   ----------
Allowance for doubtful accounts:
Year ended December 31, 2002.............      $ 77          $166         $  4         $239
                                               ====          ====         ====         ====
Year ended December 31, 2001.............      $219          $(96)        $ 46         $ 77
                                               ====          ====         ====         ====
Year ended December 31, 2000.............      $630          $262         $673         $219
                                               ====          ====         ====         ====
Allowance for sales returns:
Year ended December 31, 2002.............      $229          $ 91         $109         $211
                                               ====          ====         ====         ====
Year ended December 31, 2001.............      $190          $380         $341         $229
                                               ====          ====         ====         ====
Year ended December 31, 2000.............      $345          $605         $760         $190
                                               ====          ====         ====         ====

(21) SUBSEQUENT EVENTS

     On or about January 14, 2003, the Company issued and sold 865,051 shares of newly designated Series E preferred stock, par value $0.01 per share ("Series E Stock"), at a purchase price of $0.7225 per share, and 729,407 shares of newly designated Series F preferred stock, par value $0.01 per share ("Series F Stock"), at a purchase price of $0.85 per share. In connection with this sale, the Company also issued warrants to purchase an aggregate of 559,084 shares of common stock, par value $0.01 per share, of the Company. The warrants issued to holders of Series E Stock permit them to purchase an aggregate of 216,263 shares of common stock, at an exercise price of $0.867 per share (the "Series E Warrants"), and the warrants issued to holders of Series F Stock permit them to purchase an aggregate of 342,821 shares of common stock, at an exercise price of $1.02 per share (the "Series F Warrants"). The Series E Stock was purchased by a single non-affiliated investor, while the Series F Stock was purchased by certain officers and directors of the Company and their affiliates.

     On January 15, 2003, Jeffrey S. Doss resigned his positions as a director and executive vice president of the Company, effective as of January 31, 2003. During 1999 and 2001, Mr. Doss issued two personal promissory notes payable to Mobility, which evidenced personal borrowings from Mobility to finance purchases of the Company's stock. The first note was in the original principal amount of $300,000, accrued interest at a rate of 6% per annum and was due and payable on November 30, 2002 (the "First Note"). The second note was in the original principal amount of $199,000, accrued interest at a rate of 6.33% and was due and payable on March 2, 2004 (this note together with the First Note, the "Promissory Notes"). The collateral for the Promissory Notes was the stock purchased by Mr. Doss. On December 31, 2002, the Company delivered to Mr. Doss a demand notice to immediately pay the outstanding principal balance of and accrued but unpaid interest on the First Note. Mr. Doss was unable to pay the First Note as demanded. Because he could not pay and Section 402 of the Sarbanes-Oxley Act of 2002 prohibits the extension of credit to directors and executive officers after July 30, 2002, Mr. Doss resigned all positions with the Company. Additionally, on January 31, 2003, the Company extended the exercise periods of four options granted to Mr. Doss until January 31, 2006 and converted the options to non-qualified options. In exchange for the extension of the exercise periods of these options, Hotwire (as discussed below) on behalf of itself and its subsidiaries, affiliates, officers, employees, agents and successors, including

                  MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

Mr. Doss, agreed to a non-solicitation, non-compete and non-disparagement agreement with the Company for the term of the agreement and for a period of two years after the termination of the agreement.

     On February 1, 2003, the Company and Mr. Doss entered into an Amended and Restated Promissory Note, which consolidated all principal and accrued but unpaid interest on the Promissory Notes into a principal balance of $581,000, extended the payment terms and lowered the interest rate, and also consolidated and amended and restated the related pledge and security agreements. The Amended and Restated Promissory Note is due and payable on December 31, 2005 and accrues interest at a rate of 2.00% per annum on $499,000 with the remaining $82,000 not accruing interest. The collateral under the Amended and Restated Pledge and Security agreement is 50,000 shares of the Company's Series C preferred stock, plus 118,966 shares of the Company's common stock. Additionally, effective February 1, 2003, the Company entered into an independent contractor agreement with Hotwire Development, LLC, an Arizona limited liability company controlled by Mr. Doss ("Hotwire") for the initial term of which is one year. For the term of the agreement with Hotwire, Hotwire will undertake certain engineering, development, marketing and product development projects for the Company as requested from time to time during such term through the use of certain qualified employees, including Mr. Doss. In this capacity, Hotwire is solely an independent contractor. Mr. Doss is not an officer, director or employee of the Company.

(22) QUARTERLY FINANCIAL DATA (UNAUDITED)

     A summary of the quarterly data for the years ended December 31, 2002 and 2001 follows (amounts in thousands, except per share amounts):

                                                  FIRST    SECOND     THIRD    FOURTH
                                                 QUARTER   QUARTER   QUARTER   QUARTER
                                                 -------   -------   -------   -------
Year ended December 31, 2002:
Net revenue....................................  $ 6,919   $ 6,687   $ 7,431   $10,297
                                                 =======   =======   =======   =======
Gross profit...................................  $ 1,845   $ 1,535   $ 1,671   $ 2,243
                                                 =======   =======   =======   =======
Operating expenses.............................  $(4,402)  $(4,605)  $(6,351)  $(5,739)
                                                 =======   =======   =======   =======
Loss from operations...........................  $(2,557)  $(3,070)  $(4,680)  $(3,496)
                                                 =======   =======   =======   =======
Cumulative effect of change in accounting
  principle....................................  $(5,627)  $    --   $    --   $    --
                                                 =======   =======   =======   =======
Net loss attributable to common stockholders...  $(7,968)  $(2,964)  $(4,488)  $(3,443)
                                                 =======   =======   =======   =======
Net loss per share:
Basic and diluted..............................  $ (0.52)  $ (0.19)  $ (0.26)  $ (0.18)
                                                 =======   =======   =======   =======
Year ended December 31, 2001:
Net revenue....................................  $ 7,176   $ 7,005   $ 7,090   $ 7,054
                                                 =======   =======   =======   =======
Gross profit (loss)............................  $ 1,597   $  (236)  $   420   $   841
                                                 =======   =======   =======   =======
Operating expenses.............................  $(5,747)  $(6,229)  $(7,991)  $(3,717)
                                                 =======   =======   =======   =======
Loss from operations...........................  $(4,150)  $(6,465)  $(7,571)  $(2,876)
                                                 =======   =======   =======   =======
Net loss attributable to common stockholders...  $(3,662)  $(6,140)  $(7,260)  $(2,622)
                                                 =======   =======   =======   =======
Net loss per share:
Basic and diluted..............................  $ (0.25)  $ (0.41)  $ (0.49)  $ (0.17)
                                                 =======   =======   =======   =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

     The response to this Item regarding our directors and compliance with
Section 16(a) of the Exchange Act by our officers and directors will be contained in the Proxy Statement for the 2003 Annual Meeting of Shareholders under the captions "Proposal No. 1 Election of Director", "Executives and Executive Compensation", "Section 16(a) Beneficial Ownership Reporting Compliance", and "Principal Stockholders" and is incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

     The response to this Item will be contained in the Proxy Statement for the 2003 Annual Meeting of Shareholders under the captions "Director Compensation Committee Report", "Executive Compensation" and is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The response to this Item will be contained in the Proxy Statement for the 2003 Annual Meeting of Shareholders under the caption "Principal Stockholders" and is incorporated by reference herein.

ITEM 13. CERTAIN TRANSACTIONS

     The response to this Item will be contained in the Proxy Statement for the 2003 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions" and is incorporated by reference herein.

ITEM 14. CONTROLS AND PROCEDURES

     As required by Rule 13a-14 under the Exchange Act, within 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly effect internal controls subsequent to the date the Company carried out this evaluation.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer as appropriate, to allow timely decisions regarding disclosures.

     The Company has confidence in its internal controls and procedures and has expanded its efforts to develop and improve its controls. Nevertheless, the Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure procedures and controls, or our internal controls, will necessarily prevent all error or intentional fraud. An internal control system, no matter how well-conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal control system must reflect the fact that we are subject to resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all internal control issues or instances of fraud, if any, within the Company can be detected.

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, our Chief Executive Officer and Chief Financial Officer have provided certain certifications to the Securities and Exchange Commission.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The response to this item will be contained in the Proxy Statement for the 2003 Annual Meeting of Shareholders under the caption "Independent Public Accountants" and is incorporated by reference herein.

                                    PART IV

ITEM 16. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1)(2) Financial Statements

          See the Index to Consolidated Financial Statements and Financial Statement Schedule in Part II, Item 8.

     (b) Forms 8-K

          No form 8-K's were filed during the last quarter of the period covered by this Report.

     (c) Exhibits

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
 2.1        --  Agreement and Plan of Merger dated October 2, 2000, by and among the Company, Mesa Ridge Technologies, Inc. d/b/a MAGMA and the stockholders of MAGMA.(13)***
 2.2        --  Agreement and Plan of Merger dated as of February 20, 2002, by and among Portsmith, Inc., certain holders of the
                outstanding capital stock of Portsmith, Mobility
                Electronics, Inc. and Mobility Europe Holdings, Inc.(12)***
 2.3        --  Agreement and Plan of Merger dated March 23, 2002, by and among Mobility Electronics, Inc., iGo Corporation and IGOC
                Acquisition.(12)***
 2.4        --  Agreement and Plan of Merger by and among Cutting Edge
                Software, Inc., Jeff Musa, Mobility Electronics, Inc. and
                CES Acquisition, Inc. dated August 20, 2002.(11)***
 2.5        --  Agreement and Plan of Merger among Cutting Edge Software,
                Inc. and CES II Acquisition, Inc. dated August 21,
                2002.* ***
 3.1        --  Certificate of Incorporation of the Company.(1)
 3.2        --  Articles of Amendment to the Certificate of Incorporation of
                the Company dated as of June 17, 1997.(3)
 3.3        --  Articles of Amendment to the Certificate of Incorporation of
                the Company dated as of September 10, 1997.(1)
 3.4        --  Articles of Amendment to the Certificate of Incorporation of
                the Company dated as of July 20, 1998.(1)
 3.5        --  Articles of Amendment to the Certificate of Incorporation of
                the Company dated as of February 3, 2000.(1)
 3.6        --  Certificate of Designations, Preferences, Rights and
                Limitations of Series C Preferred Stock.(1)
 3.7        --  Amended Bylaws of the Company.(1)
 3.8        --  Certificate of the Designations, Preferences, Rights and
                Limitations of Series D Preferred Stock.(2)
 3.9        --  Articles of Amendment to the Certificate of Incorporation of
                the Company dated as of March 31, 2000.(3)
 4.1        --  Specimen of Common Stock Certificate.(4)
 4.2        --  Form of 12% Convertible Debenture of the Company.(1)**
 4.3        --  Registration Rights Agreement by and between the Company and
                Miram International, Inc. dated July 29, 1997.(1)
 4.4        --  Form of Unit Purchase Agreement used in 1998 Private
                Placements for the Purchase of Up To 900 Units, Each
                Consisting of 1,000 shares of the Company's common
                stock.(1)**
 4.5        --  Form of Unit Purchase Agreement used in 1997 Private
                Placements for the Purchase of Up To 875 Units, Each
                Consisting of 2,000 shares of the Company's common stock and warrants to purchase 500 shares of the Company's and
                warrants to purchase 500 shares of the Company's Common
                Stock.(1)**
 4.6        --  Form of Warrant to Purchase Shares of common stock of the
                Company used with the 13% Bridge Notes and Series C
                Preferred Stock Private Placements.(3)**

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
 4.7        --  Form of 13% Bridge Promissory Note and Warrant Purchase
                Agreement used in March 1999 Private Placement.(1)**
 4.8        --  Form of 13% Bridge Note issued in July 1999 Private
                Placement.(1)**
 4.9        --  13% Bridge Note Conversion Notice expired June 30, 1999.(1)
 4.10       --  Form of Series C Preferred Stock Purchase Agreement used in
                1998 and 1999 Private Placements.(1)**
 4.11       --  Form of Series C Preferred Stock and Warrant Purchase
                Agreement used in 1999 and 2000 Private Placements.(1)**
 4.12       --  Series C Preferred Stock Purchase Agreement executed May 3,
                1999, between the Company, Philips Semiconductors VLSI, Inc.
                (f/k/a VLSI Technology, Inc.) and Seligman Communications
                and Information Fund, Inc.(1)
 4.13       --  Amended and Restated Stock Purchase Warrant issued by the
                Company to Finova Capital Corporation (f/k/a Sirrom Capital
                Corporation) dated as of March 25, 1998.(1)
 4.14       --  Stock Purchase Warrant issued by the Company to Finova
                Capital Corporation (f/k/a Sirrom Capital Corporation) dated as of March 25, 1998.(1)
 4.15       --  Series C Preferred Stock and Warrant Purchase Agreement
                dated October 29, 1999, between the Company and Seligman
                Communications and Information Fund, Inc.(1)
 4.16       --  Contribution and Indemnification Agreement by and among
                Janice L. Breeze, Jeffrey S. Doss, Charles R. Mollo, Cameron
                Wilson, the Company and certain Stockholders of the Company dated April 20, 1998.(1)
 4.17       --  Form of Warrant to Purchase common stock of the Company issued to certain holders in connection with that certain
                Contribution and Indemnification Agreement by and among
                Janice L. Breeze, Jeffrey S. Doss, Charles S. Mollo, Cameron
                Wilson, the Company and certain Stockholders of the Company dated April 20, 1998.(1)**
 4.18       --  Form of Warrant to Purchase common stock of the Company issued to certain holders in connection with that certain
                Contribution and Indemnification Agreement by and among
                Janice L. Breeze, Jeffrey S. Doss, Charles S. Mollo, Cameron
                Wilson, the Company and certain Stockholders of the Company dated November 2, 1999.(2)**
 4.19       --  Form of Warrant to Purchase Common Stock of the Company
                issued in the 1997 Private Placement.(2)**
 4.20       --  Form of 13% Bridge Note issued in March 1999 Private
                Placement.(2)**
 4.21       --  Investor Rights Agreement dated October 29, 1999 by and between the Company and Seligman Communications and
                Information Fund, Inc. entered into in connection with the
                Series C Preferred Stock and Warrant Purchase Agreement
                dated October 29, 1999.(2)
 4.22       --  Form of Warrant to Purchase Shares of Common Stock issued in connection with the Loan Extension Agreement dated February
                29, 2000.(2)
 4.23       --  Investors' Rights Agreement executed May 3, 1999 between the
                Company, Philips Semiconductors VLSI, Inc. (f/k/a VLSI
                Technology, Inc.) and Seligman Communications and
                Information Fund, Inc.(3)
 4.24       --  Registration Rights granted by the Company to Avocent
                Computer Products Corporation in connection with the
                Strategic Partner Agreement dated March 6, 2000.(3)
 4.25       --  13% Bridge Note Conversion Notice used in July 1999 Private
                Placement.(5)
 4.26       --  Lockup Agreement by and between Mobility Electronics, Inc.
                and Jeff Musa dated August 20, 2002*
 4.27       --  Form of Series E Preferred Stock and Warrant Purchase
                Agreement(16)**
 4.28       --  Form of Series F Preferred Stock and Warrant Purchase
                Agreement(16)**
 4.29       --  Certificate of The Designations, Preferences, Rights and
                Limitations of Series E Preferred Stock of Mobility
                Electronics, Inc.(16)
 4.30       --  Certificate of The Designations, Preferences, Rights and
                Limitations of Series F Preferred Stock of Mobility
                Electronics, Inc.(16)
 4.31       --  Form of Warrant issued to purchasers of Series E Stock(16)**

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
 4.32       --  Form of Warrant issued to purchasers of Series F Stock(16)**
 4.33       --  Registration Rights Agreement by and between Jeff Musa and
                Mobility Electronics (Exhibit H to the Agreement and Plan of
                Merger by and among Cutting Edge Software, Inc., Jeff Musa,
                Mobility Electronics, Inc. and CES Acquisition, Inc. dated
                August 20, 2002).*
 4.34       --  Convertible Subordinated Promissory Note dated November 13,
                2002, issued by the Company in favor of Richard C. Liggitt in the principal amount of $990,000.00.*
10.1        --  Private Label and Manufacturing Agreement dated May 11, 1998 by and between the Company and Targus Group International,
                Inc.(3)
10.2        --  Design and Development Agreement dated May 12, 1998 by and between VLSI Technology, Inc. and the Company.(2)
10.3        --  Strategic Vendor Agreement dated August 10, 1998 by and between the Company and Molex Incorporated.(2)
10.4        --  Robert P. Dilworth Consulting Agreement dated May 21,
                1999.(1)
10.5        --  Robert P. Dilworth Nonqualified Stock Option Agreement dated
                May 21, 1999.(1)
10.6        --  Charles R. Mollo Employment Agreement dated December 1,
                1999.(1)
10.7        --  Charles R. Mollo Option Agreement dated December 1, 1999.(1)
10.8        --  Jeffrey S. Doss Option Agreement dated December 1, 1999.(1)
10.9        --  Jeffrey S. Doss Pledge Agreement dated December 1, 1999.(1)
10.10       --  Jeffrey S. Doss Promissory Note in favor of the Company dated December 1, 1999 in the principal amount of
                $300,000.(1)
10.11       --  First Amendment to Option Agreement dated December 1, 1999 between Jeffrey S. Doss and the Company.(1)
10.12       --  William O. Hunt Consulting Agreement dated December 8,
                1999.(2)
10.13       --  William O. Hunt Non-qualified Stock Option Agreement dated
                December 8, 1999.(2)
10.14       --  Amended and Restated 1996 Long Term Incentive Plan, as
                amended on January 13, 2000.(1)
10.15       --  Strategic Partner Agreement by and between the Company and
                Cybex Computer Products Corporation (d/b/a Avocent
                -Huntsville) dated March 6, 2000.(2)
10.16       --  License Agreement dated March 6, 2000 by and between the
                Company and Cybex Computer Products Corporation (d/b/a
                Avocent -- Huntsville).(3)
10.17       --  License Agreement dated March 6, 2000 by and between the
                Company and Cybex Computer Products Corporation (d/b/a
                Avocent -- Huntsville).(3)
10.18       --  Private Label Agreement dated March 6, 2000 by and between the Company and Cybex Computer Products Corporation (d/b/a
                Avocent -- Huntsville).(3)
10.19       --  Form of Stock Purchase Agreement, dated as of March 2, 2001, by and between the Company and each of Jeffrey S. Doss,
                Donald W. Johnson and La Luz Enterprises, L.L.C.(10)**
10.20       --  Form of Promissory Note, dated March 2, 2001, in the
                principal amount of $199,311, and issued by each of Jeffrey
                S. Doss, Donald W. Johnson and La Luz Enterprises, L.L.C. to
                the Company.(10)**
10.21       --  Form of Pledge and Security Agreement, dated as of March 2,
                2001, by and between the Company and each of Jeffrey S.
                Doss, Donald W. Johnson and La Luz Enterprises, L.L.C.(10)**
10.22       --  Guaranty, dated as of March 2, 2001, issued by Charles R.
                Mollo in favor of the Company.(10)
10.23       --  Employment Agreement, dated August 15, 2001, by and between the Company and Joan Brubacher.(14)
10.24       --  Stock Escrow Agreement entered into as of February 20, 2002, by and among Holmes Lundt as the representative of the
                holders of outstanding capital stock of Portsmith, Inc.,
                Mobility Electronics, Inc., and Jackson Walker L.L.P.(12)
10.25       --  Option Agreement to Purchase Stock, dated as of March 1,
                2002 by and between Mobility Electronics, Inc., and Cybex
                Computer Products Corporation d/b/a Avocent-Huntsville.(7)
10.26       --  Lock-up and Voting Agreement, dated as of March 23, 2002 entered into by and among Mobility Electronics, Inc., iGo
                Corporation, and certain stockholders of iGo
                Corporation.(12)

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
10.27       --  Form of Promissory Note in the principal amount of $70,000 dated May 7, 2002 by and between the Company and each of
                Joan W. Brubacher, Darryl S. Baker, Ed Romascan and Tim S.
                Jeffries.**(7)
10.28       --  Form of Pledge and Security Agreement, dated as of May 7,
                2002 by and between the Company and each of Joan W.
                Brubacher, Darryl S. Baker, Ed Romascan and Tim S.
                Jeffries.**(7)
10.29       --  Amendment to Option Agreement to Purchase Stock entered into as of July 18, 2002 by and between Mobility Electronics,
                Inc., and Cybex Computer Products Corporation d/b/a/
                Avocent-Huntsville(7)
10.30       --  Settlement Agreement dated July 18, 2002, by and among Xtend
                Micro Products, Inc., iGo Corporation, Xmicro Holding
                Company, Inc., Mark Rapparport, Mobility Electronics, Inc.,
                and each of the Institutional Venture Partners VII, L.P.,
                Ken Hawk, individually and as Trustee of the Kenneth W. Hawk
                Grantor Retained Annuity Trust, Peter Gotcher, IVM
                Investment Fund VIII, LLC, Robert Darrell Boyle Trustee UTA
                dated August 26, 1994, Lauren Reeves Boyle Trustee UTA dated
                August 26, 1994, IVM Investment Fund VIII-A, LLC,
                IVPFounders Fund, L.P., Ross Bott, Ph.D., David Olson, Scott
                Shackelton, Reid W. Dennis and IVP Founders Fund I, L.P.(9)
10.31       --  Depository Agreement made as of July 18, 2002, by and among
                U.S. Stock Transfer Corporation, iGo Corporation, Mark
                Rapparport, an individual, and XMicro Holding Company,
                Inc.(9)
10.32       --  Lock-up and Voting Agreement, dated July 18, 2002 by and between Mobility Electronics, Inc., iGo Corporation, Xmicro
                Holding Company, Inc., and Mark Rapparport.(9)
10.33       --  Letter Agreement with Jackson Walker L.L.P. dated September
                12, 2002.(11)
10.34       --  Loan and Security Agreement dated September 27, 2002 between
                Silicon Valley Bank, Mobility Electronics, Inc., Portsmith,
                Inc., and Magma, Inc.(6)
10.35       --  Intellectual Property Security Agreement dated September 27,
                2002 by and between Silicon Valley Bank and Mobility
                Electronics, Inc.(6)
10.36       --  Continuing Guaranty dated September 27, 2002 by Cutting Edge
                Software, Inc. in favor of Silicon Valley Bank.(6)
10.37       --  Intellectual Property Security Agreement dated September 27,
                2002 by and between Silicon Valley Bank and Cutting Edge
                Software, Inc.(6)
10.38       --  Purchase Agreement dated as of November 15, 2002, by and between Richard C. Liggitt and Mobility Electronics,
                Inc.(15)
10.39       --  Compromise Settlement Agreement dated November 15, 2002, by and between Mobility Electronics, Inc., Portsmith, Inc.,
                Holmes Lundt, Jeff Asla, Richard Neff, Dan Axtman and
                Richard C. Liggitt.(15)
10.40       --  Form of Indemnity Agreement executed between the Company and certain officers and directors.(8)**
10.41       --  Form of Indemnity Agreement executed between the Company and its officers and directors.(2)**
10.42       --  Amended and Restated Promissory Note by and between Jeffrey
                S. Doss and the Company dated February 1, 2003.(17)
10.43       --  Amended and Restated Pledge and Security by and between
                Jeffrey S. Doss and the Company dated February 1, 2003.(17)
21.1        --  Subsidiaries.
                - Mobility 2001 Limited (United Kingdom)
                - MAGMA, Inc. (Delaware)
                - Portsmith, Inc. (Delaware)
                - IGOC Acquisition, Inc. (Delaware)
23.1        --  Consent of KPMG LLP.*
99.1        --  Certification of Chief Executive Officer Pursuant to 18
                U.S.C. Section 1350, As Adopted Pursuant To Section 906 of
                the Sarbanes-Oxley Act of 2002.*
99.2        --  Certification of Chief Financial Officer Pursuant to 18
                U.S.C. Section 1350, As Adopted Pursuant To Section 906 of
                the Sarbanes-Oxley Act of 2002.*

---------------

  * Filed herewith

 ** Each of these agreements is identical in all material respects except for the purchasers.

*** Schedules and similar attachments have been omitted from these agreements.
    The registrant will furnish supplementally a copy of any omitted schedule or attachment to the Commission upon request.

(1) Previously filed as an exhibit to Registration Statement No. 333-30264 on Form S-1 dated February 11, 2000.

(2) Previously filed as an exhibit to Amendment No. 1 to Registration Statement No. 333-30264 on Form S-1 dated March 28, 2000.

(3) Previously filed as an exhibit to Amendment No. 2 to Registration Statement No. 333-30264 on Form S-1 dated May 4, 2000.

(4) Previously filed as an exhibit to Amendment No. 3 to Registration Statement No. 333-30264 on Form S-1 dated May 18, 2000.

(5) Previously filed as an exhibit to Form 10-Q for the quarter ended March 31, 2001 dated May 14, 2001.

(6) Previously filed as an exhibit to Amendment No. 1 to Registration Statement No. 333-99845 on Form S-3 dated November 21, 2002.

(7) Previously filed as an exhibit to Form 10-Q for the quarter ended June 30, 2002 dated August 14, 2002.

(8) Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2001 dated November 14, 2001.

(9) Previously filed as an exhibit to Amendment No. 1 to Registration Statement No. 333-88078 on Form S-4 dated August 5, 2002.

(10) Previously filed as an exhibit to Form 10-K for the period ending December 31, 2000 dated April 2, 2001.

(11) Previously filed as an exhibit to Registration Statement No. 333-99845 on Form S-3 dated September 19, 2002.

(12) Previously filed as an exhibit to Form 10-K for the period ending December 31, 2002 dated April 1, 2002.

(13) Previously filed as an exhibit to Current Report on Form 8-K dated October 17, 2000.

(14) Previously filed as an exhibit to Registration Statement No. 333-88078 filed on Form S-4 dated May 13, 2002.

(15) Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2002 dated November 19, 2002.

(16) Previously filed as an exhibit to Current Report on Form 8-K dated January 14, 2003.

(17) Previously filed as an exhibit to Current Report on Form 8-K dated February 7, 2003.

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2003.

                                          MOBILITY ELECTRONICS, INC.

                                          By:     /s/ CHARLES R. MOLLO
                                            ------------------------------------
                                                     Charles R. Mollo,
                                             President, Chief Executive Officer
                                                             and
                                                   Chairman of the Board
                                               (Principal Executive Officer)

     Pursuant to the requirements of the Securities Act of 1934 this Report has been signed by the following persons in the capacities and on the dates indicated.

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

               /s/ CHARLES R. MOLLO                  President, Chief Executive Officer   March 31, 2003
 ------------------------------------------------        and Chairman of the Board
                 Charles R. Mollo                      (Principal Executive Officer)


              /s/ JOAN W. BRUBACHER                   Chief Financial Officer and Vice    March 31, 2003
 ------------------------------------------------    President (Principal Financial and
                Joan W. Brubacher                           Accounting Officer)


              /s/ ROBERT P. DILWORTH                              Director                March 31, 2003
 ------------------------------------------------
                Robert P. Dilworth


               /s/ WILLIAM O. HUNT                                Director                March 31, 2003
 ------------------------------------------------
                 William O. Hunt


                /s/ JERRE L. STEAD                                Director                March 31, 2003
 ------------------------------------------------
                  Jerre L. Stead


              /s/ JEFFREY R. HARRIS                               Director                March 31, 2003
 ------------------------------------------------
                Jeffrey R. Harris


                /s/ LARRY M. CARR                                 Director                March 31, 2003
 ------------------------------------------------
                  Larry M. Carr

                                 CERTIFICATIONS

I, Charles R. Mollo, certify that:

     1. I have reviewed this annual report on Form 10-K of Mobility Electronics, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 /s/ CHARLES R. MOLLO
                                          --------------------------------------
                                                     Charles R. Mollo
                                          President and Chief Executive Officer

March 31, 2003

I, Joan W. Brubacher, certify that:

     1. I have reviewed this annual report on Form 10-K of Mobility Electronics, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 /s/ JOAN W. BRUBACHER
                                          --------------------------------------
                                                    Joan W. Brubacher
                                            Executive Vice President and Chief
                                                    Financial Officer

March 31, 2003

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
 2.1        --  Agreement and Plan of Merger dated October 2, 2000, by and among the Company, Mesa Ridge Technologies, Inc. d/b/a MAGMA and the stockholders of MAGMA.(13)***
 2.2        --  Agreement and Plan of Merger dated as of February 20, 2002, by and among Portsmith, Inc., certain holders of the
                outstanding capital stock of Portsmith, Mobility
                Electronics, Inc. and Mobility Europe Holdings, Inc.(12)***
 2.3        --  Agreement and Plan of Merger dated March 23, 2002, by and among Mobility Electronics, Inc., iGo Corporation and IGOC
                Acquisition.(12)***
 2.4        --  Agreement and Plan of Merger by and among Cutting Edge
                Software, Inc., Jeff Musa, Mobility Electronics, Inc. and
                CES Acquisition, Inc. dated August 20, 2002.(11)***
 2.5        --  Agreement and Plan of Merger among Cutting Edge Software,
                Inc. and CES II Acquisition, Inc. dated August 21,
                2002.* ***
 3.1        --  Certificate of Incorporation of the Company.(1)
 3.2        --  Articles of Amendment to the Certificate of Incorporation of
                the Company dated as of June 17, 1997.(3)
 3.3        --  Articles of Amendment to the Certificate of Incorporation of
                the Company dated as of September 10, 1997.(1)
 3.4        --  Articles of Amendment to the Certificate of Incorporation of
                the Company dated as of July 20, 1998.(1)
 3.5        --  Articles of Amendment to the Certificate of Incorporation of
                the Company dated as of February 3, 2000.(1)
 3.6        --  Certificate of Designations, Preferences, Rights and
                Limitations of Series C Preferred Stock.(1)
 3.7        --  Amended Bylaws of the Company.(1)
 3.8        --  Certificate of the Designations, Preferences, Rights and
                Limitations of Series D Preferred Stock.(2)
 3.9        --  Articles of Amendment to the Certificate of Incorporation of
                the Company dated as of March 31, 2000.(3)
 4.1        --  Specimen of Common Stock Certificate.(4)
 4.2        --  Form of 12% Convertible Debenture of the Company.(1)**
 4.3        --  Registration Rights Agreement by and between the Company and
                Miram International, Inc. dated July 29, 1997.(1)
 4.4        --  Form of Unit Purchase Agreement used in 1998 Private
                Placements for the Purchase of Up To 900 Units, Each
                Consisting of 1,000 shares of the Company's common
                stock.(1)**
 4.5        --  Form of Unit Purchase Agreement used in 1997 Private
                Placements for the Purchase of Up To 875 Units, Each
                Consisting of 2,000 shares of the Company's common stock and warrants to purchase 500 shares of the Company's and
                warrants to purchase 500 shares of the Company's Common
                Stock.(1)**
 4.6        --  Form of Warrant to Purchase Shares of common stock of the
                Company used with the 13% Bridge Notes and Series C
                Preferred Stock Private Placements.(3)**
 4.7        --  Form of 13% Bridge Promissory Note and Warrant Purchase
                Agreement used in March 1999 Private Placement.(1)**
 4.8        --  Form of 13% Bridge Note issued in July 1999 Private
                Placement.(1)**
 4.9        --  13% Bridge Note Conversion Notice expired June 30, 1999.(1)
 4.10       --  Form of Series C Preferred Stock Purchase Agreement used in
                1998 and 1999 Private Placements.(1)**
 4.11       --  Form of Series C Preferred Stock and Warrant Purchase
                Agreement used in 1999 and 2000 Private Placements.(1)**

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
 4.12       --  Series C Preferred Stock Purchase Agreement executed May 3,
                1999, between the Company, Philips Semiconductors VLSI, Inc.
                (f/k/a VLSI Technology, Inc.) and Seligman Communications
                and Information Fund, Inc.(1)
 4.13       --  Amended and Restated Stock Purchase Warrant issued by the
                Company to Finova Capital Corporation (f/k/a Sirrom Capital
                Corporation) dated as of March 25, 1998.(1)
 4.14       --  Stock Purchase Warrant issued by the Company to Finova
                Capital Corporation (f/k/a Sirrom Capital Corporation) dated as of March 25, 1998.(1)
 4.15       --  Series C Preferred Stock and Warrant Purchase Agreement
                dated October 29, 1999, between the Company and Seligman
                Communications and Information Fund, Inc.(1)
 4.16       --  Contribution and Indemnification Agreement by and among
                Janice L. Breeze, Jeffrey S. Doss, Charles R. Mollo, Cameron
                Wilson, the Company and certain Stockholders of the Company dated April 20, 1998.(1)
 4.17       --  Form of Warrant to Purchase common stock of the Company issued to certain holders in connection with that certain
                Contribution and Indemnification Agreement by and among
                Janice L. Breeze, Jeffrey S. Doss, Charles S. Mollo, Cameron
                Wilson, the Company and certain Stockholders of the Company dated April 20, 1998.(1)**
 4.18       --  Form of Warrant to Purchase common stock of the Company issued to certain holders in connection with that certain
                Contribution and Indemnification Agreement by and among
                Janice L. Breeze, Jeffrey S. Doss, Charles S. Mollo, Cameron
                Wilson, the Company and certain Stockholders of the Company dated November 2, 1999.(2)**
 4.19       --  Form of Warrant to Purchase Common Stock of the Company
                issued in the 1997 Private Placement.(2)**
 4.20       --  Form of 13% Bridge Note issued in March 1999 Private
                Placement.(2)**
 4.21       --  Investor Rights Agreement dated October 29, 1999 by and between the Company and Seligman Communications and
                Information Fund, Inc. entered into in connection with the
                Series C Preferred Stock and Warrant Purchase Agreement
                dated October 29, 1999.(2)
 4.22       --  Form of Warrant to Purchase Shares of Common Stock issued in connection with the Loan Extension Agreement dated February
                29, 2000.(2)
 4.23       --  Investors' Rights Agreement executed May 3, 1999 between the
                Company, Philips Semiconductors VLSI, Inc. (f/k/a VLSI
                Technology, Inc.) and Seligman Communications and
                Information Fund, Inc.(3)
 4.24       --  Registration Rights granted by the Company to Avocent
                Computer Products Corporation in connection with the
                Strategic Partner Agreement dated March 6, 2000.(3)
 4.25       --  13% Bridge Note Conversion Notice used in July 1999 Private
                Placement.(5)
 4.26       --  Lockup Agreement by and between Mobility Electronics, Inc.
                and Jeff Musa dated August 20, 2002*
 4.27       --  Form of Series E Preferred Stock and Warrant Purchase
                Agreement(16)**
 4.28       --  Form of Series F Preferred Stock and Warrant Purchase
                Agreement(16)**
 4.29       --  Certificate of The Designations, Preferences, Rights and
                Limitations of Series E Preferred Stock of Mobility
                Electronics, Inc.(16)
 4.30       --  Certificate of The Designations, Preferences, Rights and
                Limitations of Series F Preferred Stock of Mobility
                Electronics, Inc.(16)
 4.31       --  Form of Warrant issued to purchasers of Series E Stock(16)**
 4.32       --  Form of Warrant issued to purchasers of Series F Stock(16)**
 4.33       --  Registration Rights Agreement by and between Jeff Musa and
                Mobility Electronics (Exhibit H to the Agreement and Plan of
                Merger by and among Cutting Edge Software, Inc., Jeff Musa,
                Mobility Electronics, Inc. and CES Acquisition, Inc. dated
                August 20, 2002).*
 4.34       --  Convertible Subordinated Promissory Note dated November 13,
                2002, issued by the Company in favor of Richard C. Liggitt in the principal amount of $990,000.00.*

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
10.1        --  Private Label and Manufacturing Agreement dated May 11, 1998 by and between the Company and Targus Group International,
                Inc.(3)
10.2        --  Design and Development Agreement dated May 12, 1998 by and between VLSI Technology, Inc. and the Company.(2)
10.3        --  Strategic Vendor Agreement dated August 10, 1998 by and between the Company and Molex Incorporated.(2)
10.4        --  Robert P. Dilworth Consulting Agreement dated May 21,
                1999.(1)
10.5        --  Robert P. Dilworth Nonqualified Stock Option Agreement dated
                May 21, 1999.(1)
10.6        --  Charles R. Mollo Employment Agreement dated December 1,
                1999.(1)
10.7        --  Charles R. Mollo Option Agreement dated December 1, 1999.(1)
10.8        --  Jeffrey S. Doss Option Agreement dated December 1, 1999.(1)
10.9        --  Jeffrey S. Doss Pledge Agreement dated December 1, 1999.(1)
10.10       --  Jeffrey S. Doss Promissory Note in favor of the Company dated December 1, 1999 in the principal amount of
                $300,000.(1)
10.11       --  First Amendment to Option Agreement dated December 1, 1999 between Jeffrey S. Doss and the Company.(1)
10.12       --  William O. Hunt Consulting Agreement dated December 8,
                1999.(2)
10.13       --  William O. Hunt Non-qualified Stock Option Agreement dated
                December 8, 1999.(2)
10.14       --  Amended and Restated 1996 Long Term Incentive Plan, as
                amended on January 13, 2000.(1)
10.15       --  Strategic Partner Agreement by and between the Company and
                Cybex Computer Products Corporation (d/b/a Avocent
                -Huntsville) dated March 6, 2000.(2)
10.16       --  License Agreement dated March 6, 2000 by and between the
                Company and Cybex Computer Products Corporation (d/b/a
                Avocent -- Huntsville).(3)
10.17       --  License Agreement dated March 6, 2000 by and between the
                Company and Cybex Computer Products Corporation (d/b/a
                Avocent -- Huntsville).(3)
10.18       --  Private Label Agreement dated March 6, 2000 by and between the Company and Cybex Computer Products Corporation (d/b/a
                Avocent -- Huntsville).(3)
10.19       --  Form of Stock Purchase Agreement, dated as of March 2, 2001, by and between the Company and each of Jeffrey S. Doss,
                Donald W. Johnson and La Luz Enterprises, L.L.C.(10)**
10.20       --  Form of Promissory Note, dated March 2, 2001, in the
                principal amount of $199,311, and issued by each of Jeffrey
                S. Doss, Donald W. Johnson and La Luz Enterprises, L.L.C. to
                the Company.(10)**
10.21       --  Form of Pledge and Security Agreement, dated as of March 2,
                2001, by and between the Company and each of Jeffrey S.
                Doss, Donald W. Johnson and La Luz Enterprises, L.L.C.(10)**
10.22       --  Guaranty, dated as of March 2, 2001, issued by Charles R.
                Mollo in favor of the Company.(10)
10.23       --  Employment Agreement, dated August 15, 2001, by and between the Company and Joan Brubacher.(14)
10.24       --  Stock Escrow Agreement entered into as of February 20, 2002, by and among Holmes Lundt as the representative of the
                holders of outstanding capital stock of Portsmith, Inc.,
                Mobility Electronics, Inc., and Jackson Walker L.L.P.(12)
10.25       --  Option Agreement to Purchase Stock, dated as of March 1,
                2002 by and between Mobility Electronics, Inc., and Cybex
                Computer Products Corporation d/b/a Avocent-Huntsville.(7)
10.26       --  Lock-up and Voting Agreement, dated as of March 23, 2002 entered into by and among Mobility Electronics, Inc., iGo
                Corporation, and certain stockholders of iGo
                Corporation.(12)
10.27       --  Form of Promissory Note in the principal amount of $70,000 dated May 7, 2002 by and between the Company and each of
                Joan W. Brubacher, Darryl S. Baker, Ed Romascan and Tim S.
                Jeffries.**(7)

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
10.28       --  Form of Pledge and Security Agreement, dated as of May 7,
                2002 by and between the Company and each of Joan W.
                Brubacher, Darryl S. Baker, Ed Romascan and Tim S.
                Jeffries.**(7)
10.29       --  Amendment to Option Agreement to Purchase Stock entered into as of July 18, 2002 by and between Mobility Electronics,
                Inc., and Cybex Computer Products Corporation d/b/a/
                Avocent-Huntsville(7)
10.30       --  Settlement Agreement dated July 18, 2002, by and among Xtend
                Micro Products, Inc., iGo Corporation, Xmicro Holding
                Company, Inc., Mark Rapparport, Mobility Electronics, Inc.,
                and each of the Institutional Venture Partners VII, L.P.,
                Ken Hawk, individually and as Trustee of the Kenneth W. Hawk
                Grantor Retained Annuity Trust, Peter Gotcher, IVM
                Investment Fund VIII, LLC, Robert Darrell Boyle Trustee UTA
                dated August 26, 1994, Lauren Reeves Boyle Trustee UTA dated
                August 26, 1994, IVM Investment Fund VIII-A, LLC,
                IVPFounders Fund, L.P., Ross Bott, Ph.D., David Olson, Scott
                Shackelton, Reid W. Dennis and IVP Founders Fund I, L.P.(9)
10.31       --  Depository Agreement made as of July 18, 2002, by and among
                U.S. Stock Transfer Corporation, iGo Corporation, Mark
                Rapparport, an individual, and XMicro Holding Company,
                Inc.(9)
10.32       --  Lock-up and Voting Agreement, dated July 18, 2002 by and between Mobility Electronics, Inc., iGo Corporation, Xmicro
                Holding Company, Inc., and Mark Rapparport.(9)
10.33       --  Letter Agreement with Jackson Walker L.L.P. dated September
                12, 2002.(11)
10.34       --  Loan and Security Agreement dated September 27, 2002 between
                Silicon Valley Bank, Mobility Electronics, Inc., Portsmith,
                Inc., and Magma, Inc.(6)
10.35       --  Intellectual Property Security Agreement dated September 27,
                2002 by and between Silicon Valley Bank and Mobility
                Electronics, Inc.(6)
10.36       --  Continuing Guaranty dated September 27, 2002 by Cutting Edge
                Software, Inc. in favor of Silicon Valley Bank.(6)
10.37       --  Intellectual Property Security Agreement dated September 27,
                2002 by and between Silicon Valley Bank and Cutting Edge
                Software, Inc.(6)
10.38       --  Purchase Agreement dated as of November 15, 2002, by and between Richard C. Liggitt and Mobility Electronics,
                Inc.(15)
10.39       --  Compromise Settlement Agreement dated November 15, 2002, by and between Mobility Electronics, Inc., Portsmith, Inc.,
                Holmes Lundt, Jeff Asla, Richard Neff, Dan Axtman and
                Richard C. Liggitt.(15)
10.40       --  Form of Indemnity Agreement executed between the Company and certain officers and directors.(8)**
10.41       --  Form of Indemnity Agreement executed between the Company and its officers and directors.(2)**
10.42       --  Amended and Restated Promissory Note by and between Jeffrey
                S. Doss and the Company dated February 1, 2003.(17)
10.43       --  Amended and Restated Pledge and Security by and between
                Jeffrey S. Doss and the Company dated February 1, 2003.(17)
21.1        --  Subsidiaries.
                - Mobility 2001 Limited (United Kingdom)
                - MAGMA, Inc. (Delaware)
                - Portsmith, Inc. (Delaware)
                - IGOC Acquisition, Inc. (Delaware)
23.1        --  Consent of KPMG LLP.*
99.1        --  Certification of Chief Executive Officer Pursuant to 18
                U.S.C. Section 1350, As Adopted Pursuant To Section 906 of
                the Sarbanes-Oxley Act of 2002.*
99.2        --  Certification of Chief Financial Officer Pursuant to 18
                U.S.C. Section 1350, As Adopted Pursuant To Section 906 of
                the Sarbanes-Oxley Act of 2002.*

---------------

  * Filed herewith

 ** Each of these agreements is identical in all material respects except for the purchasers.

*** Schedules and similar attachments have been omitted from these agreements.
    The registrant will furnish supplementally a copy of any omitted schedule or attachment to the Commission upon request.

(1) Previously filed as an exhibit to Registration Statement No. 333-30264 on Form S-1 dated February 11, 2000.

(2) Previously filed as an exhibit to Amendment No. 1 to Registration Statement No. 333-30264 on Form S-1 dated March 28, 2000.

(3) Previously filed as an exhibit to Amendment No. 2 to Registration Statement No. 333-30264 on Form S-1 dated May 4, 2000.

(4) Previously filed as an exhibit to Amendment No. 3 to Registration Statement No. 333-30264 on Form S-1 dated May 18, 2000.

(5) Previously filed as an exhibit to Form 10-Q for the quarter ended March 31, 2001 dated May 14, 2001.

(6) Previously filed as an exhibit to Amendment No. 1 to Registration Statement No. 333-99845 on Form S-3 dated November 21, 2002.

(7) Previously filed as an exhibit to Form 10-Q for the quarter ended June 30, 2002 dated August 14, 2002.

(8) Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2001 dated November 14, 2001.

(9) Previously filed as an exhibit to Amendment No. 1 to Registration Statement No. 333-88078 on Form S-4 dated August 5, 2002.

(10) Previously filed as an exhibit to Form 10-K for the period ending December 31, 2000 dated April 2, 2001.

(11) Previously filed as an exhibit to Registration Statement No. 333-99845 on Form S-3 dated September 19, 2002.

(12) Previously filed as an exhibit to Form 10-K for the period ending December 31, 2002 dated April 1, 2002.

(13) Previously filed as an exhibit to Current Report on Form 8-K dated October 17, 2000.

(14) Previously filed as an exhibit to Registration Statement No. 333-88078 filed on Form S-4 dated May 13, 2002.

(15) Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2002 dated November 19, 2002.

(16) Previously filed as an exhibit to Current Report on Form 8-K dated January 14, 2003.

(17) Previously filed as an exhibit to Current Report on Form 8-K dated February 7, 2003.