Form 10-Q
period 2003-03-31
MOBILITY ELECTRONICS INC
filed 2003-05-15
CIK 1075656

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                    to
                                    ------------------    ------------------

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

                       17800 N. PERIMETER DRIVE, SUITE 200
                            SCOTTSDALE, ARIZONA 85255
                                 (480) 596-0061
     (Address, zip code and telephone number of principal executive offices)

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES [X]        NO [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             YES [ ]        NO [X]

         At May 8, 2003, there were 20,785,948 shares of the Registrant's Common Stock outstanding.

                           MOBILITY ELECTRONICS, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                                                 PAGE NO.
                                                                                                 --------
PART I:      FINANCIAL INFORMATION                                                                  3
                Item 1.    Financial Statements

                           Condensed Consolidated Balance Sheets
                              as of March 31, 2003 and December 31, 2002                            3

                           Condensed Consolidated Statements of Operations
                              for the Three Months Ended March 31, 2003
                              and 2002                                                              4

                           Condensed Consolidated Statements of Cash Flows
                              for the Three Months Ended March 31, 2003 and 2002                    5

                           Notes to Condensed Consolidated Financial Statements                     6

                Item 2.    Management's Discussion and Analysis of Financial
                              Condition and Results of Operations                                  12

                Item 3.    Quantitative and Qualitative Disclosures About Market Risk              18

                Item 4.    Controls and Procedures                                                 18

PART II:     OTHER INFORMATION

                Item 1.    Legal Proceedings                                                       18

                Item 2.    Changes in Securities and Use of Proceeds                               19

                Item 3.    Defaults Upon Senior Securities                                         19

                Item 4.    Submission of Matters to a Vote of Security Holders                     19

                Item 5.    Other Information                                                       19

                Item 6.    Exhibits and Reports on Form 8-K                                        20


SIGNATURES                                                                                         24

CERTIFICATIONS                                                                                     25

INDEX TO EXHIBITS                                                                                  27

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:


                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                  March 31,       December 31,
                                                                    2003              2002
                                                                ------------      ------------
                                                                (unaudited)
                                            ASSETS
Current assets:
      Cash and cash equivalents                                 $        995      $      3,166
      Accounts receivable, net                                         9,280             7,245
      Inventories                                                      5,093             4,414
      Prepaid expenses and other current assets                          213               176
                                                                ------------      ------------
                 Total current assets                                 15,581            15,001
                                                                ------------      ------------
      Property and equipment, net                                      2,456             2,585
      Goodwill, net                                                    8,362             8,265
      Intangible assets, net                                           2,062             2,071
      Other assets                                                       386               447
                                                                ------------      ------------
                 Total assets                                   $     28,847      $     28,369
                                                                ============      ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                          $      6,323      $      6,036
      Accrued expenses and other current liabilities                   2,996             2,990
      Current installments of long-term debt                             330               330
                                                                ------------      ------------
                 Total current liabilities                             9,649             9,356
Long-term debt, less current portion                                   1,303             1,385
                                                                ------------      ------------
                 Total liabilities                                    10,952            10,741
                                                                ------------      ------------

Stockholders' equity:
      Convertible preferred stock                                         21                 6
      Common stock                                                       204               203
      Additional paid-in capital                                     120,687           119,444
      Accumulated deficit                                           (101,569)         (100,493)
      Stock subscription notes and deferred compensation              (1,518)           (1,574)
      Accumulated other comprehensive income                              70                42
                                                                ------------      ------------
                 Total stockholders' equity                           17,895            17,628
                                                                ------------      ------------
                 Total liabilities and stockholders' equity     $     28,847      $     28,369
                                                                ============      ============


                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)

                                   (unaudited)

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                             --------------------------
                                                                                2003            2002
                                                                             ----------      ----------
Revenue:
   Net product sales                                                         $   11,918      $    6,603
   Technology transfer fees                                                          53             316
                                                                             ----------      ----------
     Total revenue                                                               11,971           6,919
Cost of revenue:
   Product sales                                                                  7,781           5,074
   Technology transfer                                                               --              --
                                                                             ----------      ----------
     Total cost of revenue                                                        7,781           5,074
                                                                             ----------      ----------
     Gross profit                                                                 4,190           1,845
                                                                             ----------      ----------

Operating expenses:
     Sales and marketing                                                          1,901           1,460
     Research and development                                                       999           1,293
     General and administrative                                                   2,410           1,649
                                                                             ----------      ----------
         Total operating expenses                                                 5,310           4,402
                                                                             ----------      ----------
         Loss from operations                                                    (1,120)         (2,557)

Other income (expense):
     Interest income, net                                                            12             254
     Other income (expense), net                                                     32             (38)
                                                                             ----------      ----------
         Loss before cumulative effect of change in accounting principle         (1,076)         (2,341)
Cumulative effect of change in accounting principle                                  --          (5,627)
                                                                             ----------      ----------
Net loss                                                                         (1,076)         (7,968)
Beneficial conversion value of convertible preferred stock                         (445)             --
                                                                             ----------      ----------
Net loss attributable to common stockholders                                 $   (1,521)     $   (7,968)
                                                                             ==========      ==========

Net loss per share -- basic and diluted:
     Loss before cumulative effect of change in accounting principle         $    (0.07)     $    (0.15)
     Cumulative effect of change in accounting principle                             --           (0.37)
                                                                             ----------      ----------
                                                                             $    (0.07)     $    (0.52)
                                                                             ==========      ==========

Weighted average common shares outstanding:
     Basic and diluted                                                           20,375          15,371
                                                                             ==========      ==========


                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                   (unaudited)

                                                                                  Three months ended
                                                                                       March 31,
                                                                              --------------------------
                                                                                 2003            2002
                                                                              ----------      ----------
Cash flows from operating activities:
      Net loss                                                                $   (1,076)     $   (7,968)
      Adjustments to reconcile net loss to net cash used
           in operating activities:
           Goodwill impairment                                                        --           5,627
           Provision for accounts receivable                                          50              30
           Write-down of obsolete inventory                                           87             215
           Depreciation and amortization                                             425             319
           Amortization of deferred compensation                                      56             106
           Non-cash compensation                                                      68              51
           Loss on disposal of fixed assets                                           --              42
           Changes in operating assets and liabilities, net of
                 acquisition activities:
             Accounts receivable                                                  (2,085)          1,984
             Inventories                                                            (766)            236
             Prepaid expenses and other assets                                      (213)           (431)
             Accounts payable                                                        287            (494)
             Accrued expenses and other current liabilities                            6             107
                                                                              ----------      ----------
                Net cash used in operating activities                             (3,161)           (176)
                                                                              ----------      ----------

Cash flows from investing activities, net of acquisition activities:
      Purchase of property and equipment                                            (147)            (91)
      Proceeds from sale of fixed assets                                              --              20
      Cash received in connection with acquisitions                                   --             251
      Cash paid for acquisitions                                                      --             (41)
                                                                              ----------      ----------
                Net cash provided by (used in) investing activities                 (147)            139
                                                                              ----------      ----------

Cash flows from financing activities:
      Repayment of long-term debt and capital lease obligations                      (82)             --
      Net proceeds from issuance of convertible preferred stock                    1,191              --
      Net proceeds from issuance of common stock and exercise of warrants             --              19
                                                                              ----------      ----------
                Net cash provided by financing activities                          1,109              19
                                                                              ----------      ----------

      Effects of exchange rate changes on cash and cash equivalents                   28               9
                                                                              ----------      ----------

                Net decrease in cash and cash equivalents                         (2,171)             (9)
Cash and cash equivalents, beginning of period                                     3,166          14,753
                                                                              ----------      ----------
Cash and cash equivalents, end of period                                      $      995      $   14,744
                                                                              ==========      ==========


                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

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

     The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the accompanying condensed consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2002 included in the Company's Form 10-K, filed with the SEC. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of results to be expected for the full year or any other period.

     The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a number of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, sales returns, inventories, warranty obligations, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The Company believes its critical accounting policies, consisting of revenue recognition and goodwill, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. These policies are discussed in the Company's Form 10-K for the year ended December 31, 2002, filed with the SEC.

2. STOCK-BASED COMPENSATION

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options and to adopt the "disclosure only" alternative treatment under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"). Statement 123 requires the use of fair value option valuation models that were not developed for use in valuing employee stock options. Under Statement 123, deferred compensation is recorded for the excess of the fair value of the stock on the date of the option grant, over the exercise price of the option. The deferred compensation is amortized over the vesting period of the option.

     Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123, the Company's net loss and net loss per share would have been increased to the pro forma amount indicated below (amounts in thousands, except per share):

                                                             THREE MONTHS ENDED MARCH 31,
                                                            ------------------------------
                                                                2003              2002
                                                            ------------      ------------
Net loss applicable to common stockholders:
As reported ...........................................     $     (1,521)     $     (7,968)
Total stock-based employee compensation expense
  determined under fair-value-based method for all
  rewards, net of tax .................................             (123)             (410)
                                                            ------------      ------------
Pro forma .............................................     $     (1,644)     $     (8,378)
                                                            ============      ============
Net loss per share -- basic and diluted:
As reported ...........................................     $      (0.07)     $      (0.52)
                                                            ============      ============
Pro forma .............................................     $      (0.08)     $      (0.55)
                                                            ============      ============

     The value of stock-based employee compensation expense for the three months ended March 31, 2003 and 2002 was determined using the Black-Scholes method with the following assumptions: (1) expected life of 2.5 years, (2) risk-free interest rate of 3.0%, (3) dividend yield of 0%, and (4) volatility of 100%.

3. RECENTLY ADOPTED OR TO BE ADOPTED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("Statement 143"). Statement 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets and to record a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company was required to adopt Statement 143 on January 1, 2003. The adoption of Statement 143 did not have a material impact on the Company's results of operations or financial position.

     In June 2002, the FASB issued Statement No. 146, "Accounting for Exit or Disposal Activities" ("Statement 146"). Statement 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. Statement 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination of benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. Statement 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of Statement 146 did not have a material impact on the Company's results of operations or financial position.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("Interpretation 45"). Interpretation 45 describes the disclosures to be made by a guarantor in interim and annual financial statements about obligations under certain guarantees the guarantor has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of Interpretation 45 are applicable on a prospective basis to guarantees issued or modified after December 15, 2002. The Company adopted the disclosure provisions of Interpretation 45 effective December 31, 2002. While the Company has various indemnity obligations included in contracts entered into in the normal course of business, these obligations are primarily in the form of indemnities that could result in immaterial increases of future costs, but do not represent significant commitments or contingent liabilities of the indebtedness of others.

     In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The provisions of EITF Issue No. 00-21 are not expected to have a material effect on the Company's consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation 46"). Interpretation 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The recognition and measurement provisions of Interpretation 46 are effective for newly created variable interest entities formed after January 31, 2003, and for existing variable interest entities, on the first interim or annual reporting period beginning after June 15, 2003. The adoption of Interpretation 46 is not expected to have a material effect on the Company's financial statements.

4. GOODWILL

     On January 1, 2002, the Company adopted Statement 142, "Goodwill and Other Intangible Assets". Under this accounting standard, goodwill and intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment at least annually. Amortization is still required for identifiable intangible assets with finite lives.

     Statement 142 also requires the completion of the transitional impairment test of the recorded goodwill as of the date this accounting standard is adopted. The Company completed the first step of the transitional impairment test during the year ended December 31, 2002, noting an indication of impairment associated with the recorded goodwill balance of $5,627,000 as of January 1, 2002. As part of the transitional impairment test, the Company identified one reporting unit within its one operating business segment. The Company then completed the second step of the transitional impairment test. The Company recorded a goodwill impairment loss of $5,627,000 as a result of completing its transitional impairment test, and recognized this loss as the effect of a change in accounting principle as of January 1, 2002 in accordance with Statement 142. This impairment loss was determined based on a comparison of the fair value of the Company with its carrying amount, including goodwill that resulted from prior business acquisitions. The results of the comparison and loss measurement indicated that goodwill existing at the date of adoption of this accounting standard was fully impaired.

     As a result of the acquisitions of Portsmith, Cutting Edge Software and iGo during 2002, the Company recorded additional goodwill of $8,265,000.

     The changes in the carrying amount of goodwill follows (amounts in thousands):

Reported balance at December 31, 2002 .......     $8,265
Miscellaneous direct acquisition costs ......         97
                                                  ------
Reported balance at March 31, 2003 ..........     $8,362
                                                  ======

5. INTANGIBLE ASSETS

     Intangible assets consist of the following at March 31, 2003 and December 31, 2002 (amounts in thousands):

                                                         March 31, 2003                            December 31, 2002
                                           -----------------------------------------    -----------------------------------------
                                Average      Gross                           Net          Gross                           Net
                                 Life      Intangible    Accumulated      Intangible    Intangible    Accumulated      Intangible
                                (Years)      Assets      Amortization       Assets        Assets      Amortization       Assets
                                -------    ----------    ------------     ----------    ----------    ------------     ----------
Amortized intangible assets:
License fees                          4    $      861    $       (321)    $      540    $      811    $       (272)    $      539
Patents and trademarks                3           932            (521)           411           868            (477)           391
Non-compete agreements                2           159             (94)            65           159             (87)            72
Software                              5           700             (82)           618           675             (45)           630
Trade names                          10           378             (22)           356           378             (13)           365
Customer list                        10            76              (4)            72            76              (2)            74
                                           ----------    ------------     ----------    ----------    ------------     ----------
Total                                      $    3,106    $     (1,044)    $    2,062    $    2,967    $       (896)    $    2,071
                                           ==========    ============     ==========    ==========    ============     ==========

     Aggregate amortization expense for identifiable intangible assets totaled $148,000 for the three months ended March 31, 2003 and 2002, respectively.

6. LINE OF CREDIT

     In October 2002, the Company entered into a $10,000,000 line of credit with a bank. The line bears interest at prime plus 1.25% (5.5% at March 31, 2003), interest only payments are due monthly, with final payment of interest and principal due on July 31, 2004. The line of credit is secured by all assets of the Company. The Company had not drawn against the line of credit as of March 31, 2003. The line of credit is subject to financial covenants. The Company was not in compliance with certain covenants as of December 31, 2002. On March 26, 2003, the Company obtained a waiver from the bank for covenant defaults for the period from September 30, 2002 through February 28, 2003. In addition, the bank modified the financial net worth covenant under the line to $8.9 million as of March 2003, $8.2 million from April through June 2003, $8.6 million from July through September 2003 and $9.3 million thereafter. The Company is currently in compliance with the covenants as modified.

7. LONG-TERM DEBT

     Long-term debt consists of the following (amounts in thousands):

                                                    MARCH 31,      DECEMBER 31,
                                                      2003             2002
                                                  ------------     ------------
Note payable ................................     $        908     $        990
Estimate of Portsmith earn-out ..............              725              725
                                                  ------------     ------------
                                                         1,633            1,715
Less current portion ........................              330              330
                                                  ------------     ------------
Long-term debt, less current portion ........     $      1,303     $      1,385
                                                  ============     ============

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

     In connection with its acquisition of Portsmith, the Company recorded a long-term liability in the amount of $725,000 as an estimate of a component of earn-out, as this component was determinable and issuable as of December 31, 2002. The earn-out is made up of two components. The first is calculated using a formula based on Portsmith's revenue and net income performance, adjusted for certain items, for the year 2002. The second component of the earn-out is based on a percentage of the fair market value of Portsmith as a stand-alone entity as of December 31, 2002, as mutually agreed upon by the Company and the former Portsmith stockholders. In the event the parties are not able to come to an agreement, the fair market value will be determined by an Independent Financial Expert as defined in the agreement. As the amount of the second component of the earn-out is not yet determinable or issuable, the Company has recorded no liability for it.

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

     In April 2003, the Company issued 374,589 shares of common stock, or $464,490 in the aggregate, valued at $1.24 per share, to former Portsmith shareholders representing payment of a portion of the first component of the earn-out.

8. STOCKHOLDERS' EQUITY

  (a) Convertible Preferred Stock

     Series C preferred stock is convertible into shares of common stock. The initial conversion rate was one for one, but is subject to change if certain events occur. Generally, the conversion rate will be adjusted if the Company issues any non-cash dividends on outstanding securities, splits its securities or otherwise effects a change to the number of its outstanding securities. The conversion rate will also be adjusted if the Company issues additional securities at a price that is less than the price that the Series C preferred stockholders paid for their shares. Such adjustments will be made according to certain formulas that are designed to prevent dilution of the Series C preferred stock. The Series C preferred stock can be converted at any time at the option of the holder, and will convert automatically, immediately prior to the consummation of a firm commitment public offering of common stock pursuant to a registration statement filed with the Securities and Exchange Commission having a per share price equal to or greater than $24.00 per share and a total gross offering amount of not less than $15,000,000. The rate of conversion was 1-to-1.06570 as of March 31, 2003. At March 31, 2003 and December 31, 2002,
there were 15,000,000 shares of Series C preferred stock authorized and 550,212 issued and outstanding. No shares of Series C preferred stock were converted to shares of common stock during the three months ended March 31, 2003.

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

     Series E preferred stock is convertible into shares of common stock. The initial conversion rate was one for one, but is subject to change if certain events occur. Generally, the conversion rate will be adjusted if the Company issues any non-cash dividends on outstanding securities, splits its securities or otherwise effects a change to the number of its outstanding securities. The conversion rate will also be adjusted if the Company issues additional securities at a price that is less than the price that the Series E preferred stockholders paid for their shares. Such adjustments will be made according to certain formulas that are designed to prevent dilution of the Series E preferred stock. The Series E preferred stock will automatically convert into the number of shares of common stock at the conversion rate then in effect at such time as the closing price of the common stock for any ten consecutive trading days is greater than or equal to $2.00 per share. The rate of conversion was 1-to-1 as of March 31, 2003. At March 31, 2003 there were 1,400,000 shares of Series E preferred stock authorized and 865,051 issued and outstanding. No shares of Series E preferred stock were converted to shares of common stock during the three months ended March 31, 2003.

     Dividends accrue to holders of Series E preferred stock at the rate of 4% of the issuance consideration, per share, per annum, and are payable quarterly, in cash or in additional shares of Series E preferred stock at the discretion of the Company's board of directors. No dividends will be paid on common stock, unless all accumulated but unpaid dividends on all series of preferred stock for all dividend periods have been declared and paid. Holders of Series E preferred stock are entitled to vote on all matters submitted for a vote of the holders of common stock. Holders are initially entitled to 0.85 votes for each share of Series E preferred stock held. The votes per share may be adjusted if certain events occur. Generally, an adjustment may result if the Company issues any non-cash dividends on outstanding securities, splits its securities or otherwise effects a change to the number of its outstanding securities. In the event of liquidation or dissolution, the holders of Series E preferred stock will be entitled to receive the amount they paid for their stock, plus accrued and unpaid dividends out of the Company's assets legally available for such payments prior to the holders of securities junior to the Series E preferred stock receiving payments, but after payments to the Series C preferred stockholders.

     Series F preferred stock is convertible into shares of common stock. The initial conversion rate was one for one, but is subject to change if certain events occur. Generally, the conversion rate will be adjusted if the Company issues any non-cash dividends on outstanding securities, splits its securities or otherwise effects a change to the number of its outstanding securities. Such adjustments will be made according to certain formulas. The Series F preferred stock will automatically convert into the number of shares of common stock at the conversion rate then in effect at such time as when the closing price of the common stock for any ten consecutive trading days is greater than or equal to $2.00 per share. The rate of conversion was 1-to-1 as of March 31, 2003. At March 31, 2003 there were 1,000,000 shares of Series E preferred stock authorized and 729,407 issued and outstanding. No shares of Series F preferred stock were converted to shares of common stock during the three months ended March 31, 2003.

     Dividends accrue to holders of Series E preferred stock at the rate of 4% of the issuance consideration, per share, per annum, and are payable quarterly, in cash or in additional shares of Series F preffered stock at the discretion of the Company's board of directors. No dividends will be paid on common stock, unless all accumulated but unpaid dividends on all series of preferred stock for all dividend periods have been declared and paid. Holders of Series F preferred stock are entitled to vote on all matters submitted for a vote of the holders of common stock. Holders will be entitled to one vote for each share of common stock into which one share of Series F preferred stock could then be converted. In the event of liquidation or dissolution, the holders of Series F preferred stock will be entitled to receive the amount they paid for their stock, plus accrued and unpaid dividends out of the Company's assets legally available for such payments prior to the holders of securities junior to the Series F preferred stock receiving payments, but after payments to the Series C preferred stockholders.

     In January 2003, the Company issued and sold 865,051 shares of newly designated Series E preferred stock, par value $0.01 per share ("Series E Stock"), at a purchase price of $0.7225 per share, and 729,407 shares of newly designated Series F preferred stock, par value $0.01 per share ("Series F Stock"), at a purchase price of $0.85 per share. In connection with this sale, the Company also issued warrants to purchase an aggregate of 559,084 shares of common stock, par value $0.01 per share, of the Company. The warrants issued to holders of Series E Stock permit them to purchase an aggregate of 216,263 shares of common stock, at an exercise price of $0.867 per share (the "Series E Warrants"), and the warrants issued to holders of Series F Stock permit them to purchase an aggregate of 342,821 shares of common stock, at an exercise price of $1.02 per share (the "Series F Warrants"). The Series E Stock was purchased by a single non-affiliated investor, while the Series F Stock was purchased by certain officers and directors of the Company and their affiliates.

     At the date of issuance of the Series E and Series F shares, a non-cash beneficial conversion adjustment of $445,000, which represents a 15% discount to the fair value of the common stock at the date of issuance of the Series E shares and an estimate of the fair value of the Series E and Series F Warrants using the Black-Scholes model, was recorded in the 2003 condensed consolidated financial statements as an increase and decrease to additional paid-in capital. The beneficial conversion adjustment resulted in an increase to net loss attributable to common stockholders of $445,000, or $0.02 per common share. The beneficial conversion adjustment was recorded upon the issuance of the Series E and Series F convertible preferred stock, as the Series E and Series F shares were immediately convertible upon issuance.

     The following assumptions were used to determine the Black-Scholes value of the Series E and Series F Warrants: (1) expected life of 3 years, (2) risk-free interest rate of 3.0%, (3) dividend yield of 0%, and (4) volatility of 100%.

  (b) Common Stock

     Holders of shares of common stock are entitled to one vote per share on all matters submitted to a vote of the Company's stockholders. There is no right to cumulative voting for the election of directors. Holders of shares of common stock are entitled to receive dividends, if and when declared by the board of directors, out of funds legally available therefor, after payment of dividends required to be paid on any outstanding shares of preferred stock. Upon liquidation, holders of shares of common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to the liquidation preferences of any outstanding shares of preferred stock. Holders of shares of common stock have no conversion, redemption or preemptive rights. At March 31, 2003 and December 31, 2002, there were 90,000,000 shares of common stock authorized and 20,375,738 and 20,347,876 issued and outstanding, respectively.

9. NET LOSS PER SHARE

     The computation of basic and diluted net loss per share follows (in thousands, except per share amounts):

                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                      --------------------------
                                                                         2003            2002
                                                                      ----------      ----------
Loss before cumulative effect of change in accounting
  principle .....................................................     $   (1,076)     $   (2,341)
Cumulative effect of change in accounting
  principle .....................................................             --          (5,627)
                                                                      ----------      ----------
Net loss ........................................................         (1,076)         (7,968)
Beneficial conversion value of convertible preferred stock ......           (445)             --
                                                                      ----------      ----------
Net loss attributable to common stockholders ....................     $   (1,521)     $   (7,968)
                                                                      ==========      ==========
Weighted average common shares outstanding-- basic
  and diluted ...................................................         20,375          15,371
                                                                      ==========      ==========
Net loss per share-- basic and diluted:
Loss before cumulative effect of change in accounting
  principle .....................................................     $    (0.07)     $    (0.15)
Cumulative effect of change in accounting
  principle .....................................................             --           (0.37)
                                                                      ----------      ----------
Basic and diluted loss per share ................................     $    (0.07)     $    (0.52)
                                                                      ==========      ==========
Stock options and warrants not included in diluted
  EPS since antidilutive ........................................          3,490           2,376
                                                                      ==========      ==========
Convertible preferred stock not included in diluted
  EPS since antidilutive ........................................          2,145             624
                                                                      ==========      ==========

10. CONCENTRATION OF CREDIT RISK, SIGNIFICANT CUSTOMERS AND BUSINESS SEGMENTS

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

     Three customers accounted for 22%, 15% and 10% of net sales for the three months ended March 31, 2003. Two customers accounted for 24% and 18% of net sales for the three months ended March 31, 2002.

     Two customers' accounts receivable balances accounted for 25% and 17% of net accounts receivable at March 31, 2003. Three customers' accounts receivable balances accounted for 32%, 19% and 11% of net accounts receivable at December 31, 2002.

     Export sales were approximately 16% and 22% of the Company's net sales for the three months ended March 31, 2003 and 2002, respectively. The principal international market served by the Company was Europe.

     The Company is engaged in the business of the sale of computer peripheral products. While the Company's chief operating decision maker (CODM) evaluates revenues and gross profits based on products lines, routes to market and geographies, the CODM only evaluates operating results for the Company taken as a whole. As a result, in accordance with FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has determined it has one operating business segment, the sale of computer peripheral products.

     The following tables summarize the Company's revenues by product line, as well as its revenues by geography (in thousands).

                                            THREE MONTHS ENDED
                                                MARCH 31,
                                        -------------------------
                                           2003           2002
                                        ----------     ----------
Power products ....................     $    5,197     $    1,955
Handheld products .................          3,109          1,548
Expansion and docking products ....          2,153          1,492
Accessories and other products ....          1,459          1,608
Technology transfer fees ..........             53            316
                                        ----------     ----------
Total revenues ....................     $   11,971     $    6,919
                                        ==========     ==========

                             THREE MONTHS ENDED
                                 MARCH 31,
                         -------------------------
                            2003           2002
                         ----------     ----------
United States ......     $   10,068     $    5,401
Europe .............          1,709          1,417
All other ..........            194            101
                         ----------     ----------
                         $   11,971     $    6,919
                         ==========     ==========

11. CONTINGENCIES AND LITIGATION

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

     We sell our products to OEMs, distributors, resellers, retailers, and end-users. A substantial portion of our net product sales is concentrated among a number of OEMs, including Symbol, IBM, Gateway, Hewlett-Packard, NEC, and Toshiba. A portion of our sales to IBM are made through Kingston Technologies, which acts as our fulfillment hub manager for sales in the United States and Malaysia. Direct sales to OEMs accounted for approximately 51% of net product sales for the three months ended March 31, 2003 and approximately 77% of net product sales for the three months ended March 31, 2002. We expect that we will continue to be dependent upon a number of OEMs for a significant portion of our net product sales in future periods, although no OEM is presently obligated to purchase a specified amount of products.

     A portion of our sales to distributors and resellers is generally under terms that provide for certain stock balancing return privileges and price protection. Accordingly, we make a provision for estimated sales returns and other allowances related to those sales. Returns, which have been netted in the product sales presented herein, were approximately 4% and 8% of net product sales for the three months ended March 31, 2003 and 2002, respectively. The major distributors are allowed to return up to 20% of their prior quarter's purchases under the stock balancing programs, provided that they place a new order for equal or greater dollar value of the stock balancing return.

     We derive a significant portion of our net product sales outside the United States, principally in Europe. International sales accounted for approximately 16% of our net product sales for the three months ended March 31, 2003 and approximately 22% for the three months ended March 31, 2002. We expect product sales outside the United States to continue to account for a large portion of our future net product sales. International sales are generally denominated in the currency of our foreign customers. A decrease in the value of foreign currencies relative to the U.S. dollar could result in a significant decrease in U.S. dollar sales received by us for our international sales.

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

     We have experienced significant operating losses since inception and, as of March 31, 2003, we have an accumulated deficit of approximately $101.6 million. These accumulated losses have resulted in decreases in cash and cash equivalents. If we do not achieve continued revenue growth sufficient to absorb our recent and planned expenditures, we could experience additional losses and corresponding decreases in cash and cash equivalents in future periods.

     Operating expenses for the three months ended March 31, 2003 totaled $5.3 million as compared to $4.4 million for the three months ended March 31, 2002. The increase is primarily attributable to additional expenses as a result of our acquisitions of Portsmith, Cutting Edge Software, and iGo during 2002. We anticipate that in the future we will make additional investments in our sales and marketing activities and, as a result, operating expenses will increase. We intend to make such investments on an ongoing basis, from cash generated from operations and, if available, from lines of credit and other sources of financing, as we develop and introduce new products and expand into new markets. We expect that such increases in spending will result in increases in revenues and resulting gross profits, which should result in turning our net losses into net profits.

     Recent general economic conditions have contributed to a slow-down in sales of computers and computer-related products and accessories. This economic slow-down has had a negative impact on our revenues. If we are not able to grow revenues in future periods, we are likely to continue to incur net losses and our cash equivalents are likely to continue to decrease.

     In October 2000, we acquired all of the assets of Mesa Ridge Technologies, Inc. d/b/a MAGMA, a privately held company. MAGMA provides a range of PCI expansion products for the computer industry which utilize traditional PCI bridge technology and MAGMA's patented expansion technology. The acquisition of MAGMA solidified our position as a market leader in the PCI expansion business by providing products, distribution channels, key customers, and additional resources that can leverage our Split Bridge technology and accelerate our growth and development in this market segment.

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

     In September 2002, we acquired iGo Corporation (now iGo Direct Corporation), a leading computer solutions provider. iGo distributes its products through distributors and directly through its catalog and internet channels, and is a well-recognized brand name in the portable computer power products and accessories market. We believe the acquisition of iGo will broaden our revenue base and strengthen our distribution capabilities and brand identity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make a number of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, warranty obligations, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes in the company's critical accounting policies during the first quarter of 2003.

RESULTS OF OPERATIONS

     The following table presents certain selected consolidated financial data for the periods indicated expressed as a percentage of total revenue:

                                                                                Three months ended
                                                                                    March 31,
                                                                           ---------------------------
                                                                                   (unaudited)
                                                                           ---------------------------
                                                                              2003             2002
                                                                           ----------       ----------
Revenue:
  Net product sales ..................................................           99.6%            95.4%
  Technology transfer ................................................            0.4%             4.6%
                                                                           ----------       ----------
     Total revenue ...................................................          100.0%           100.0%
Cost of revenue:
  Product sales ......................................................           65.0%            73.3%
  Technology transfer ................................................            0.0%             0.0%
                                                                           ----------       ----------
     Total cost of revenue ...........................................           65.0%            73.3%
                                                                           ----------       ----------
     Gross profit ....................................................           35.0%            26.7%

Operating expenses:
     Sales and marketing .............................................           15.9%            21.1%
     Research and development ........................................            8.3%            18.7%
     General and administrative ......................................           20.1%            23.8%
                                                                           ----------       ----------
         Total operating expenses ....................................           44.3%            63.6%
                                                                           ----------       ----------
         Loss from operations ........................................           (9.3)%          (36.9)%

Other income (expense):
     Interest, net ...................................................            0.1%             3.7%
     Other, net ......................................................            0.2%            (0.5)%
                                                                           ----------       ----------
Loss before cumulative effect of change in accounting principle ......           (9.0)%          (33.7)%
Cumulative effect of change in accounting principle ..................            0.0%           (81.3)%
                                                                           ----------       ----------
     Net loss ........................................................           (9.0)%         (115.0)%
Beneficial conversion value of convertible preferred stock ...........           (3.7)%            0.0%
                                                                           ----------       ----------
     Net loss attributable to common stockholders ....................          (12.7)%         (115.0)%
                                                                           ==========       ==========

Comparison of Three Months Ended March 31, 2003 and 2002

     Net product sales. Net product sales consist of sales of product, net of returns and allowances. We recognize sales at the time goods are shipped and the ownership of the goods is transferred to the customer. Allowances for returns and credits are made in the same period the related sales are recorded. Net product sales increased 80.5% to $11.9 million for the three months ended March 31, 2003 from $6.6 million for the three months ended March 31, 2002. The increase in net product sales revenues is primarily due to the introduction of our new Juice(TM) combination AC/DC power adapter in January 2003. As a result, sales of power products increased by approximately $3.2 million during the three months ended March 31, 2003 as compared to the same period in the prior year. Sales of handheld connectivity products increased by approximately $1.6 million during the three months ended March 31, 2003 as compared to the same period in the prior year. This increase was due, in part, to an entire quarter of sales in 2003 compared to only two months of sales during the same period in the prior year as our acquisition of Portsmith was completed in February 2002. During 2003, we anticipate revenues will continue to increase primarily as a result of further market penetration of new combination AC and DC power adapter products and increased sales of handheld connectivity and software products.

     Technology transfer fees. Technology transfer fees consist of revenue from the licensing and transferring by the Company of its Split Bridge technology and architecture, and related training and implementation support services. Revenue from technology transfer fees is recognized ratably over the term of the sales agreement. During the three months ended March 31,

2003, we recognized a technology transfer fee of $53,000 or 0.4% of total revenue. Technology transfer fees represented revenue of $316,000, or 4.6% of total revenues, for the three months ended March 31, 2002.

     Cost of revenue - product sales. Cost of revenue - product sales consists primarily of costs associated with components, outsourced manufacturing and in-house labor associated with assembly, testing, packaging, shipping and quality assurance, and depreciation of equipment and indirect manufacturing costs. Cost of revenue - product sales increased 53.4% to $7.8 million for the three months ended March 31, 2003 from $5.1 million for the three months ended March 31, 2002. The increase in cost of revenue - product sales was due primarily to the 80.5% volume decrease in net product sales. Cost of revenue - product sales as a percentage of net product sales decreased to 65.3% for the three months ended March 31, 2003 from 76.8% for the three months ended March 31, 2002. The reduction in cost of revenues -- product sales as a percentage of net product sales is primarily attributable to the spreading of fixed overhead expenses over increases in sales volumes and higher product margins as a result of the introduction of new products during the first quarter of 2003. We anticipate cost of revenue -- product sales as a percentage of net product sales to continue to decrease as future sales volumes increase and with the further market penetration and introduction of new, higher-margin products.

     Cost of revenue - technology transfer. Cost of revenue - technology transfer consist of engineering expenses related to the Split Bridge technology. There was no cost of revenue - technology transfer for the three months ended March 31, 2003 and 2002, as the technology transfer fees for the periods consisted solely of fees for existing technology.

     Gross profit. Gross profit increased to 35.0% of total revenue for the three months ended March 31, 2003 from 26.7% of total revenue for the three months ended March 31, 2002. The gross profit rate increase is due primarily to the introduction of the new Juice combination AC/DC power adapter product in January 2003. Gross profit was also positively impacted by the spreading of fixed overhead expenses over increases in sales volumes.

     Sales and marketing. Sales and marketing expenses generally consist of salaries, commissions and other personnel related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. Sales and marketing expenses increased 30.2% to $1.9 million for the three months ended March 31, 2003 from $1.5 million for the three months ended March 31, 2002. The increase is primarily the result of increases in selling and marketing programs resulting from our acquisitions of Portsmith, Cutting Edge Software and iGo. As a percentage of total revenue, sales and marketing expenses decreased to 15.9% for the three months ended March 31, 2003 from 21.1% for the three months ended March 31, 2002.

     Research and development. Research and development expenses consist primarily of salaries and personnel-related costs, facilities, outside consulting, lab costs and travel related costs of our product development group. Research and development expenses decreased 22.8% to $1.0 million for the three months ended March 31, 2003 from $1.3 million for the three months ended March 31, 2002. Research and development expenses as a percentage of total revenue decreased to 8.3% for the three months ended March 31, 2003 from 18.7% for the three months ended March 31, 2002. The decrease is due to reductions in engineering expenses and staff as a result of completion of the development of our Split Bridge technology, which was largely completed in 2000 and the early part of 2001.

     General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related expenses of our finance, human resources, information systems, corporate development and other administrative personnel, as well as professional fees, depreciation and amortization and related expenses. General and administrative expenses also include non-cash compensation, which is the result of the issuance of common stock, warrants and stock options at a price deemed to be less than market value to employees and outside consultants for services rendered. General and administrative expenses increased 46.2% to $2.4 million for the three months ended March 31, 2003 from $1.6 million for the three months ended March 31, 2002. The increase is due primarily to the increase in infrastructure relating to our acquisitions of Portsmith, Cutting Edge Software and iGo during 2002. The increase is also due to costs incurred in connection with information system consolidation and integration efforts during the three months ended March 31, 2003. General and administrative expenses as a percentage of total revenue decreased to 20.1% for the three months ended March 31, 2003 from 23.8% for the three months ended March 31, 2002. As we begin to recognize increased revenues from the sales of our products, we anticipate that general and administrative expenses, as a percentage of revenue, will continue to decrease.

     Interest, net. Interest, net consists primarily of interest earned on our cash balances and short-term investments, net of interest expense. Net interest income for three months ended March 31, 2003 was $12,000 compared to $254,000 for the three months ended March 31, 2002. The change was primarily due to the reduction in cash balance from March 31, 2002 to March 31, 2003.

     Income taxes. We have incurred losses from inception to date; therefore, no provision for income taxes was required for the three months ended March 31, 2003 and 2002. We have not recorded a tax benefit from net operating loss carryforwards for the three months ended March 31, 2003 as, based on the levels of historical taxable income and projections for future taxable income over the periods in which deferred tax assets are deductible, it is more likely than not that we will not fully realize the benefits of the net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have funded our operations primarily through debt and equity financing, as the cash consumed by our operating activities has exceeded cash generated by revenues. At March 31, 2003 we had approximately $1.0 million in cash and cash equivalents and $5.9 million in working capital. At December 31, 2002 we had approximately $3.2 million in cash and cash equivalents and $5.6 million in working capital.

     Our operating activities used cash of $3.2 million and $0.2 million for the three months ended March 31, 2003 and 2002, respectively. Net cash used in operating activities for the three months ended March 31, 2003 was primarily attributed to our net loss and increases in accounts receivable, inventories, prepaid expenses and other current assets. Cash used in operating activities was offset, in part, by an increase in accounts payable and accrued expense of $0.3 million, non-cash expenses such as depreciation of property and equipment and amortization of intangible assets of $0.4 million, and other non-cash expenses of $0.2 million.

     Our investing activities used cash of approximately $147,000 for the three months ended March 31, 2003 and generated cash of approximately $139,000 for the three months ended March 31, 2002. For the three months ended March 31, 2003, cash used in investing activities was for the purchase of property and equipment.

     Our net financing activities provided cash of approximately $1.1 million and $19,000 for the three months ended March 31, 2003 and 2002, respectively. Net cash was provided by financing activities for the three months ended March 31, 2003 primarily from net proceeds from the sale of Series E and Series F preferred stock.

     At March 31, 2003, we had approximately $87.0 million of federal, foreign and state net operating loss carryforwards which expire at various dates. We anticipate that the sale of common stock in the IPO coupled with prior sales of common stock will cause an annual limitation on the use of our net operating loss carryforwards pursuant to the change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended. This limitation is expected to have a material effect on the timing of our ability to use the net operating loss carryforward in the future. Additionally, our ability to use the net operating loss carryforward is dependent upon our level of future profitability, which cannot be determined.

     At December 31, 2002, we had future commitments relating to payments of earn-out to former Portsmith stockholders in connection with our February 2002 acquisition of Portsmith. The earn-out is made up of two components. The first is calculated using a formula based on Portsmith's revenue and net income performance, adjusted for certain items, for the year 2002. The Company has recorded a long-term liability in the amount of $725,000 as an estimate of this component of the earn-out. In April 2003, we settled a portion of the revenue earn-out through the issuance of 374,589 shares of common stock, valued at $1.24 per share. The second component of the earn-out is based on a percentage of the fair market value of Portsmith as a stand-alone entity as of December 31, 2002, as mutually agreed upon by the Company and the former Portsmith stockholders. In the event that the parties are not able to come to an agreement, the fair market value will be determined by an Independent Financial Expert as defined in the agreement. As the amount of this component of the earn-out is not yet determinable or issuable, the Company has recorded no liability for it. Earn-out payments may be made in cash or shares of stock, at our discretion, with total shares of stock issued to former Portsmith stockholders not to exceed 3,023,863 shares without stockholder approval. We anticipate the payment of earn-out will be made entirely in shares of common stock and that no future cash payments will be required.

INTERNAL SOURCES OF LIQUIDITY

     During the year ended December 31, 2002, we began several initiatives to address our overall business structure, including evaluating our key product lines, distribution channels, our cost structure, and cash management. In connection with these initiatives, we completed three acquisitions during 2002 and completed development of a new combination AC/DC power adapter product. In the fourth quarter of 2002, we began to see favorable results from our acquisition efforts. We continued to see the favorable results from the 2002 acquisitions during the three months ended March 31, 2003 as well as very favorable results from our new AC/DC power adapter product. We believe the continued benefits of these measures will allow us to generate sufficient operating funds from internal sources to satisfy our liquidity requirements through 2003.

     Through the remainder of 2003, we anticipate further improvement in our operating performance as a result of the 2002 initiatives. In the first quarter of 2003, our revenues grew to approximately $11.9 million from $10.3 million in the fourth quarter of 2002. With the introduction of our new Juice combination AC/DC power adapter product in the first quarter of 2003, we expect steady revenue growth through 2003. We also expect improvement in gross margins as increased sales volumes are spread over our semi-fixed operating overhead structure and with the introduction of new, higher margin products. We expect operating expenses to increase slightly throughout 2003. As a result of planned increases in sales, improvements in gross margins, and leveraging of our operating expense structure, we expect to generate cash working profits in 2003. However, we expect to continue to use cash in 2003 to finance growth in accounts receivable and inventories associated with our projected revenue growth, capital expenditures and repayments of long-term debt.

EXTERNAL SOURCES OF LIQUIDITY

     In October 2002, we entered into a $10,000,000 line of credit with a bank. The line bears interest at prime plus 1.25% (5.5% at December 31, 2002), interest only payments due monthly, with final payment of interest and principal on July 31, 2004. The line of credit is secured by all of our assets. The line of credit is subject to financial covenants, with which we are currently in compliance. As of May 1, 2003, we have drawn approximately $1.5 million against the line of credit. Under the terms of the line, we can borrow up to 80% of eligible accounts receivable, offset by a $1.5 million stop-loss provision. At March 31, 2003, our net borrowing base capacity was approximately $3.7 million. We expect our borrowing base will increase throughout 2003 as a result of projected growth in accounts receivable associated with projected sales growth.

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

     We believe our cash and cash equivalents on hand and cash sources, both internal and external, discussed above will be sufficient to satisfy our expected cash and working capital requirements for the next twelve months.

INFLATION

     We do not believe inflation has a material effect on our operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("Statement 143"). Statement 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets and to record a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. We were required to adopt Statement 143 on January 1, 2003. The adoption of Statement 143 did not have a material impact on our results of operations or financial position.

     In June 2002, the FASB issued Statement No. 146, "Accounting for Exit or Disposal Activities" ("Statement 146"). Statement 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. Statement 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination of benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. Statement 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of Statement 146 did not have a material impact on the our results of operations or financial position.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("Interpretation 45"). Interpretation 45 describes the disclosures to be made by a guarantor in interim and annual financial statements about obligations under certain guarantees the guarantor has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of Interpretation 45 are applicable on a prospective basis to guarantees issued or modified after December 15, 2002. We adopted the disclosure provisions of Interpretation 45 effective December 31, 2002. While we have various indemnity obligations included in contracts entered into in the normal course of business, these obligations are primarily in the form of indemnities that could result in immaterial increases of future costs, but do not represent significant commitments or contingent liabilities of the indebtedness of others.

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

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation 46"). Interpretation 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The recognition and measurement provisions of Interpretation 46 are effective for newly created variable interest entities formed after January 31, 2003, and for existing variable interest entities, on the first interim or annual reporting period beginning after June 15, 2003. The adoption of Interpretation 46 is not expected to have a material effect on our financial statements.

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

     Comarco Wireless Technologies, Inc. v. Mobility Electronics, Inc., Hipro Electronics Company, Ltd., and iGo Direct Corporation; No. CIV-03-0202; in the United States District Court for the District of Arizona. Comarco instituted yet a third lawsuit involving the same patents when it filed its complaint in this case on January 31, 2003 in the United States District Court for the District of Arizona. This case, by order of the court, has been consolidated with the case previously filed by Mobility for purposes of discovery. In this case, Comarco claims infringement of its U.S. Patent Nos. 6,172,884 and 6,091,661. Comarco has filed a motion for preliminary injunction which is set for hearing on June 12, 2003. Discovery is ongoing. We intend to vigorously defend against the claims in the lawsuit as well as pursue our own claims that were brought in the previously filed suit.

     Holmes Lundt and Leslie Lundt v. Mobility Electronics, Inc. and Portsmith, Inc., pending in the District Court of the Fourth Judicial District of Idaho, Ada County, Cause No. CV-0C-0302562D. On April 2, 2003, Holmes Lundt, former President and CEO of Portsmith, Inc., our wholly-owned subsidiary, and his wife filed this suit against us and Portsmith. The lawsuit arises out of our acquisition of Portsmith from the plaintiffs and others, and also arises out of our termination of Mr. Lundt. The plaintiffs are alleging breach of contract, misrepresentation, and breach of an alleged covenant of good faith and fair dealing, and are seeking monetary damages as well as injunctive relief and/or rescission of the Portsmith merger agreement. The plaintiffs obtained an ex parte temporary restraining order on April 3, 2003, which order, in essence, reinstated Mr. Lundt to his former positions with Portsmith and restrained us from participating in the management of Portsmith, and contemporaneously applied for a preliminary injunction. At an evidentiary hearing held on April 9, 2003, the Court dissolved the temporary restraining order and denied plaintiffs' request for a preliminary injunction. We have filed an answer in the lawsuit and have also filed counterclaims and affirmative defenses against the plaintiffs. We intend to vigorously defend against the claims in the lawsuit as well as pursue our own claims against the plaintiffs.

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

     Our Series C, Series E and Series F preferred stock have rights superior to those of the common stockholders. See note 8(a) to the condensed consolidated financial statements for a description of those rights.

     The issuances set forth above were made in reliance upon the exemptions from registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), contained in Section 4(2) on the basis that such transactions did not involve a public offering. When appropriate, the Company determined that the purchasers of securities described below were sophisticated investors who had the financial ability to assume the risk of their investment in the Company's securities and acquired such securities for their own account and not with a view to any distribution thereof to the public. The certificates evidencing the securities bear legends stating that the securities are not to be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

               None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

               None

ITEM 5. OTHER INFORMATION:

               None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

               (a) Exhibits:

         EXHIBIT NUMBER                       DESCRIPTION

         3.1               Certificate of Incorporation of the Company.(1)

         3.2 Articles of Amendment to the Certificate of Incorporation of the Company dated as of June 17, 1997.(3)

         3.3 Articles of Amendment to the Certificate of Incorporation of the Company dated as of September 10, 1997.(1)

         3.4 Articles of Amendment to the Certificate of Incorporation of the Company dated as of July 20, 1998.(1)

         3.5 Articles of Amendment to the Certificate of Incorporation of the Company dated as of February 3, 2000.(1)

         3.6 Certificate of Designations, Preferences, Rights and Limitations of Series C Preferred Stock.(1)

         3.7               Amended Bylaws of the Company.(1)

         3.8 Certificate of the Designations, Preferences, Rights and Limitations of Series D Preferred Stock.(2)

         3.9 Articles of Amendment to the Certificate of Incorporation of the Company dated as of March 31, 2000.(3)

         4.1               Specimen of Common Stock Certificate.(4)

         4.2               Form of 12% Convertible Debenture of the
                           Company.(1)**

         4.3 Registration Rights Agreement by and between the Company and Miram International, Inc. dated July 29, 1997.(1)

         4.4 Form of Unit Purchase Agreement used in 1998 Private Placements for the Purchase of Up To 900 Units, Each Consisting of 1,000 shares of the Company's common stock.(1)**

         4.5 Form of Unit Purchase Agreement used in 1997 Private Placements for the Purchase of Up To 875 Units, Each Consisting of 2,000 shares of the Company's common stock and warrants to purchase 500 shares of the Company's and warrants to purchase 500 shares of the Company's Common Stock.(1)**

         4.6 Form of Warrant to Purchase Shares of common stock of the Company used with the 13% Bridge Notes and Series C Preferred Stock Private Placements.(3)**

         4.7 Form of 13% Bridge Promissory Note and Warrant Purchase Agreement used in March 1999 Private Placement.(1)**

         4.8               Form of 13% Bridge Note issued in July 1999 Private
                           Placement.(1)**

         4.9               13% Bridge Note Conversion Notice expired June 30,
                           1999.(1)

         4.10 Form of Series C Preferred Stock Purchase Agreement used in 1998 and 1999 Private Placements.(1)**

         4.11 Form of Series C Preferred Stock and Warrant Purchase Agreement used in 1999 and 2000 Private Placements.(1)**

         4.12 Series C Preferred Stock Purchase Agreement executed May 3, 1999, between the Company, Philips Semiconductors VLSI, Inc. (f/k/a VLSI Technology, Inc.) and Seligman Communications and Information Fund, Inc.(1)

         4.13 Amended and Restated Stock Purchase Warrant issued by the Company to Finova Capital Corporation (f/k/a Sirrom Capital Corporation) dated as of March 25, 1998.(1)

         EXHIBIT NUMBER                       DESCRIPTION

         4.14 Stock Purchase Warrant issued by the Company to Finova Capital Corporation (f/k/a Sirrom Capital Corporation) dated as of March 25, 1998.(1)

         4.15 Series C Preferred Stock and Warrant Purchase Agreement dated October 29, 1999, between the Company and Seligman Communications and Information Fund, Inc.(1)

         4.16 Contribution and Indemnification Agreement by and among Janice L. Breeze, Jeffrey S. Doss, Charles R. Mollo, Cameron Wilson, the Company and certain Stockholders of the Company dated April 20, 1998.(1)

         4.17 Form of Warrant to Purchase common stock of the Company issued to certain holders in connection with that certain Contribution and Indemnification Agreement by and among Janice L. Breeze, Jeffrey S. Doss, Charles S. Mollo, Cameron Wilson, the Company and certain Stockholders of the Company dated April 20, 1998.(1)**

         4.18 Form of Warrant to Purchase common stock of the Company issued to certain holders in connection with that certain Contribution and Indemnification Agreement by and among Janice L. Breeze, Jeffrey S. Doss, Charles S. Mollo, Cameron Wilson, the Company and certain Stockholders of the Company dated November 2, 1999.(2)**

         4.19 Form of Warrant to Purchase Common Stock of the Company issued in the 1997 Private Placement.(2)**

         4.20              Form of 13% Bridge Note issued in March 1999 Private
                           Placement.(2)**

         4.21 Investor Rights Agreement dated October 29, 1999 by and between the Company and Seligman Communications and Information Fund, Inc. entered into in connection with the Series C Preferred Stock and Warrant Purchase Agreement dated October 29, 1999.(2)

         4.22 Form of Warrant to Purchase Shares of Common Stock issued in connection with the Loan Extension Agreement dated February 29, 2000.(2)

         4.23 Investors' Rights Agreement executed May 3, 1999 between the Company, Philips Semiconductors VLSI, Inc. (f/k/a VLSI Technology, Inc.) and Seligman Communications and Information Fund, Inc.(3)

         4.24 Registration Rights granted by the Company to Avocent Computer Products Corporation in connection with the Strategic Partner Agreement dated March 6, 2000.(3)

         4.25 13% Bridge Note Conversion Notice used in July 1999 Private Placement.(5)

         4.26 Lockup Agreement by and between Mobility Electronics, Inc. and Jeff Musa dated August 20, 2002(6)**

         4.27              Form of Series E Preferred Stock and Warrant Purchase
                           Agreement(7)**

         4.28              Form of Series F Preferred Stock and Warrant Purchase
                           Agreement(7)**

         4.29 Certificate of the Designations, Preferences, Rights and Limitations of Series E Preferred Stock of Mobility Electronics, Inc.(7)

         4.30 Certificate of the Designations, Preferences, Rights and Limitations of Series F Preferred Stock of Mobility Electronics, Inc.(7)

         EXHIBIT NUMBER                       DESCRIPTION

         4.31              Form of Warrant issued to purchasers of Series E
                           Stock(7)

         4.32              Form of Warrant issued to purchasers of Series F
                           Stock(7)

         24.1              None

         99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To
                           Section 906 of the Sarbanes-Oxley Act of 2002.*

         99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To
                           Section 906 of the Sarbanes-Oxley Act of 2002.*

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

(6) Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2002.

(7) Previously filed as an exhibit to Current Report on Form 8-K No. 000-30907 filed on January 14, 2003.

               (b) Reports on Form 8-K:

               On January 21, 2003, the Company filed a Report on Form 8-K under
               Item 5, Other Events and Required FD Disclosure and Item 7, Financial Statements and Exhibits, reporting its issuance of shares of Series E and Series F preferred stock.

               On February 3, 2003, the Company filed a Report on Form 8-K under
               Item 5, Other Events and Required FD Disclosure and Item 7, Financial Statements and Exhibits, updating the pro forma financial statements in connection with the acquisition of iGo.

               On February 7, 2003, the Company filed a Report on Form 8-K under
               Item 5, Other Events and Required FD Disclosure and Item 7, Financial Statements and Exhibits, reporting the resignation of Jeffrey S. Doss as a director and executive officer of the Company.

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES


                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MOBILITY ELECTRONICS, INC.



Dated: May 15, 2003                    By: /s/ CHARLES R. MOLLO
                                           --------------------
                                       Charles R. Mollo
                                       President, Chief Executive Officer
                                         and Chairman of the Board
                                       (Principal Executive Officer)

                                       By: /s/ JOAN W. BRUBACHER
                                           ---------------------
                                       Joan W. Brubacher
                                       Executive Vice President and Chief
                                         Financial Officer and Authorized
                                         Officer of Registrant
                                       (Principal Financial and Accounting
                                         Officer)

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 15, 2003

/s/ Charles R. Mollo
-------------------------------------
Charles R. Mollo
President and Chief Executive Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 15, 2003

/s/ Joan W. Brubacher
---------------------------------------
Joan W. Brubacher
Executive Vice President and Chief Financial Officer

                           MOBILITY ELECTRONICS, INC.

                                INDEX TO EXHIBITS

         EXHIBIT NUMBER                       DESCRIPTION
         --------------                       -----------
         3.1               Certificate of Incorporation of the Company.(1)

         3.2 Articles of Amendment to the Certificate of Incorporation of the Company dated as of June 17, 1997.(3)

         3.3 Articles of Amendment to the Certificate of Incorporation of the Company dated as of September
                           10, 1997.(1)

         3.4 Articles of Amendment to the Certificate of Incorporation of the Company dated as of July 20, 1998.(1)

         3.5 Articles of Amendment to the Certificate of Incorporation of the Company dated as of February 3, 2000.(1)

         3.6               Certificate of Designations, Preferences, Rights and
                           Limitations of Series C Preferred Stock.(1)

         3.7               Amended Bylaws of the Company.(1)

         3.8 Certificate of the Designations, Preferences, Rights and Limitations of Series D Preferred Stock.(2)

         3.9 Articles of Amendment to the Certificate of Incorporation of the Company dated as of March 31, 2000.(3)

         4.1               Specimen of Common Stock Certificate.(4)

         4.2               Form of 12% Convertible Debenture of the
                           Company.(1)**

         4.3 Registration Rights Agreement by and between the Company and Miram International, Inc. dated July 29,
                           1997.(1)

         4.4               Form of Unit Purchase Agreement used in 1998 Private
                           Placements for the Purchase of Up To 900 Units, Each
                           Consisting of 1,000 shares of the Company's common stock.(1)**

         4.5               Form of Unit Purchase Agreement used in 1997 Private
                           Placements for the Purchase of Up To 875 Units, Each
                           Consisting of 2,000 shares of the Company's common stock and warrants to purchase 500 shares of the Company's and warrants to purchase 500 shares of the Company's Common Stock.(1)**

         4.6 Form of Warrant to Purchase Shares of common stock of the Company used with the 13% Bridge Notes and Series
                           C Preferred Stock Private Placements.(3)**

         4.7               Form of 13% Bridge Promissory Note and Warrant
                           Purchase Agreement used in March 1999 Private
                           Placement.(1)**

         4.8               Form of 13% Bridge Note issued in July 1999 Private
                           Placement.(1)**

         4.9               13% Bridge Note Conversion Notice expired June 30,
                           1999.(1)

         4.10 Form of Series C Preferred Stock Purchase Agreement used in 1998 and 1999 Private Placements.(1)**

         4.11              Form of Series C Preferred Stock and Warrant Purchase
                           Agreement used in 1999 and 2000 Private
                           Placements.(1)**

         4.12              Series C Preferred Stock Purchase Agreement executed
                           May 3, 1999, between the Company, Philips
                           Semiconductors VLSI, Inc. (f/k/a VLSI Technology,
                           Inc.) and Seligman Communications and Information
                           Fund, Inc.(1)

         EXHIBIT NUMBER                       DESCRIPTION
         --------------                       -----------
         4.13              Amended and Restated Stock Purchase Warrant issued by
                           the Company to Finova Capital Corporation (f/k/a
                           Sirrom Capital Corporation) dated as of March 25,
                           1998.(1)

         4.14              Stock Purchase Warrant issued by the Company to
                           Finova Capital Corporation (f/k/a Sirrom Capital
                           Corporation) dated as of March 25, 1998.(1)

         4.15              Series C Preferred Stock and Warrant Purchase
                           Agreement dated October 29, 1999, between the Company and Seligman Communications and Information Fund,
                           Inc.(1)

         4.16 Contribution and Indemnification Agreement by and among Janice L. Breeze, Jeffrey S. Doss, Charles R.
                           Mollo, Cameron Wilson, the Company and certain
                           Stockholders of the Company dated April 20, 1998.(1)

         4.17 Form of Warrant to Purchase common stock of the Company issued to certain holders in connection with that certain Contribution and Indemnification
                           Agreement by and among Janice L. Breeze, Jeffrey S.
                           Doss, Charles S. Mollo, Cameron Wilson, the Company and certain Stockholders of the Company dated April
                           20, 1998.(1)**

         4.18 Form of Warrant to Purchase common stock of the Company issued to certain holders in connection with that certain Contribution and Indemnification
                           Agreement by and among Janice L. Breeze, Jeffrey S.
                           Doss, Charles S. Mollo, Cameron Wilson, the Company and certain Stockholders of the Company dated
                           November 2, 1999.(2)**

         4.19              Form of Warrant to Purchase Common Stock of the
                           Company issued in the 1997 Private Placement.(2)**

         4.20              Form of 13% Bridge Note issued in March 1999 Private
                           Placement.(2)**

         4.21 Investor Rights Agreement dated October 29, 1999 by and between the Company and Seligman Communications and Information Fund, Inc. entered into in connection with the Series C Preferred Stock and Warrant
                           Purchase Agreement dated October 29, 1999.(2)

         4.22 Form of Warrant to Purchase Shares of Common Stock issued in connection with the Loan Extension
                           Agreement dated February 29, 2000.(2)

         4.23 Investors' Rights Agreement executed May 3, 1999 between the Company, Philips Semiconductors VLSI,
                           Inc. (f/k/a VLSI Technology, Inc.) and Seligman
                           Communications and Information Fund, Inc.(3)

         4.24              Registration Rights granted by the Company to Avocent
                           Computer Products Corporation in connection with the Strategic Partner Agreement dated March 6, 2000.(3)

         4.25              13% Bridge Note Conversion Notice used in July 1999
                           Private Placement.(5)

         4.26              Lockup Agreement by and between Mobility Electronics,
                           Inc. and Jeff Musa dated August 20, 2002(6)**

         4.27              Form of Series E Preferred Stock and Warrant Purchase
                           Agreement(7)**

         4.28              Form of Series F Preferred Stock and Warrant Purchase
                           Agreement(7)**

         4.29 Certificate of the Designations, Preferences, Rights and Limitations of Series E Preferred Stock of
                           Mobility Electronics, Inc.(7)

         EXHIBIT NUMBER                       DESCRIPTION
         --------------                       -----------
         4.30              Certificate of the Designations, Preferences, Rights
                           and Limitations of Series F Preferred Stock of
                           Mobility Electronics, Inc.(7)

         4.31              Form of Warrant issued to purchasers of Series E
                           Stock(7)

         4.32              Form of Warrant issued to purchasers of Series F
                           Stock(7)

         24.1              None

         99.1              Certification of Chief Executive Officer Pursuant to
                           18 U.S.C. Section 1350, As Adopted Pursuant To
                           Section 906 of the Sarbanes-Oxley Act of 2002.*

         99.2              Certification of Chief Financial Officer Pursuant to
                           18 U.S.C. Section 1350, As Adopted Pursuant To
                           Section 906 of the Sarbanes-Oxley Act of 2002.*

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

(6) Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2002.

(7) Previously filed as an exhibit to Current Report on Form 8-K No. 000-30907 filed on January 14, 2003.

     All other schedules and exhibits are omitted because they are not applicable or because the required information is contained in the Financial Statements or Notes thereto.