Form 10-Q
period 2003-06-30
MOBILITY ELECTRONICS INC
filed 2003-08-14
CIK 1075656

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

                                 YES [ ] NO [X]

         At August 11, 2003, there were 23,551,942 shares of the Registrant's Common Stock outstanding.

                           MOBILITY ELECTRONICS, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                                                 PAGE NO.
                                                                                                 --------
PART I:      FINANCIAL INFORMATION
                Item 1.    Financial Statements

                           Condensed Consolidated Balance Sheets
                              as of June 30, 2003 and December 31, 2002                             3

                           Condensed Consolidated Statements of Operations
                              for the Three and Six Months Ended June 30, 2003
                              and 2002                                                              4

                           Condensed Consolidated Statements of Cash Flows
                              for the  Six Months Ended June 30, 2003 and 2002                      5

                           Notes to Condensed Consolidated Financial Statements                     6

                Item 2.    Management's Discussion and Analysis of Financial
                              Condition and Results of Operations                                  11

                Item 3.    Quantitative and Qualitative Disclosures About Market Risk              18

                Item 4.    Controls and Procedures                                                 18

PART II: OTHER INFORMATION

                Item 1.    Legal Proceedings                                                       18

                Item 2.    Changes in Securities and Use of Proceeds                               19

                Item 3.    Defaults Upon Senior Securities                                         19

                Item 4.    Submission of Matters to a Vote of Security Holders                     19

                Item 5.    Other Information                                                       20

                Item 6.    Exhibits and Reports on Form 8-K                                        47


SIGNATURES                                                                                         50

INDEX TO EXHIBITS                                                                                  51

PART I:  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS:



                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                June 30,      December 31,
                                                                  2003             2002
                                                               -----------    ------------
                                                               (unaudited)
                               ASSETS
Current assets:
      Cash and cash equivalents                                 $     795      $   3,166
      Accounts receivable, net                                     12,451          7,245
      Inventories                                                   6,469          4,414
      Prepaid expenses and other current assets                       239            176
                                                                ---------      ---------
                 Total current assets                              19,954         15,001
                                                                ---------      ---------
      Property and equipment, net                                   2,406          2,585
      Goodwill                                                      8,267          8,265
      Intangible assets, net                                        2,078          2,071
      Other assets                                                    417            447
                                                                ---------      ---------
                 Total assets                                   $  33,122      $  28,369
                                                                =========      =========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                          $   8,355      $   6,036
      Accrued expenses and other current liabilities                2,820          2,990
      Line of credit                                                2,208             --
      Current installments of long-term debt                           --            330
                                                                ---------      ---------
                 Total current liabilities                         13,383          9,356
Long-term debt, less current portion                                   --          1,385
                                                                ---------      ---------
                 Total liabilities                                 13,383         10,741
                                                                ---------      ---------

Stockholders' equity:
      Convertible preferred stock                                       5              6
      Common stock subscribed (note 7)                              1,700             --
      Common stock                                                    229            203
      Additional paid-in capital                                  122,199        119,444
      Accumulated deficit                                        (103,020)      (100,493)
      Stock subscription notes and deferred compensation           (1,452)        (1,574)
      Accumulated other comprehensive income                           78             42
                                                                ---------      ---------
                 Total stockholders' equity                        19,739         17,628
                                                                ---------      ---------
                 Total liabilities and stockholders' equity     $  33,122      $  28,369
                                                                =========      =========

See accompanying notes to unaudited condensed consolidated financial statements.

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)

                                   (unaudited)

                                                           Three Months Ended          Six Months Ended
                                                                June 30,                    June 30,
                                                         ----------------------      ----------------------
                                                           2003          2002          2003          2002
                                                         --------      --------      --------      --------
Revenue                                                  $ 13,119      $  6,687      $ 25,090      $ 13,606
Cost of revenue                                             8,490         5,152        16,271        10,226
                                                         --------      --------      --------      --------
     Gross profit                                           4,629         1,535         8,819         3,380
                                                         --------      --------      --------      --------

Operating expenses:
     Sales and marketing                                    1,820         1,687         3,721         3,147
     Research and development                               1,248         1,119         2,247         2,412
     General and administrative                             2,980         1,799         5,390         3,448
                                                         --------      --------      --------      --------
         Total operating expenses                           6,048         4,605        11,358         9,007
                                                         --------      --------      --------      --------
         Loss from operations                              (1,419)       (3,070)       (2,539)       (5,627)

Other income (expense):
     Interest income (expense), net                            (1)          147            11           401
     Other income (expense), net                              (11)          (41)           21           (79)
                                                         --------      --------      --------      --------
         Loss before cumulative effect of change
           in accounting principle                         (1,431)       (2,964)       (2,507)       (5,305)
Cumulative effect of change in accounting principle            --            --            --        (5,627)
                                                         --------      --------      --------      --------
Net loss                                                   (1,431)       (2,964)       (2,507)      (10,932)
Beneficial conversion value of convertible preferred
  stock                                                        --            --          (445)           --
Preferred stock dividend                                      (20)           --           (20)           --
                                                         --------      --------      --------      --------
Net loss attributable to common stockholders             $ (1,451)     $ (2,964)     $ (2,972)     $(10,932)
                                                         ========      ========      ========      ========

Net loss per share -- basic and diluted:
     Loss before cumulative effect of change
       in accounting principle                           $  (0.07)     $  (0.19)     $  (0.14)     $  (0.34)
     Cumulative effect of change in accounting
       principle                                               --            --            --         (0.36)
                                                         --------      --------      --------      --------
     Basic and diluted                                   $  (0.07)     $  (0.19)     $  (0.14)     $  (0.70)
                                                         ========      ========      ========      ========

Weighted average common shares outstanding:
     Basic and diluted                                     21,344        15,846        20,860        15,609
                                                         ========      ========      ========      ========


See accompanying notes to unaudited condensed consolidated financial statements.

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                   (unaudited)

                                                                                June 30,
                                                                         ----------------------
                                                                           2003          2002
                                                                         --------      --------
Cash flows from operating activities:
      Net loss                                                           $ (2,507)     $(10,932)
      Adjustments to reconcile net loss to net cash used
           in operating activities:
           Cumulative effect of change in accounting
            principle-goodwill impairment                                      --         5,627
           Provision for doubtful accounts receivable                         275            16
           Depreciation and amortization                                      849           616
           Amortization of deferred compensation                               90           210
           Non-cash compensation                                               68            51
           Loss on disposal of fixed assets                                    20            42
           Changes in operating assets and liabilities, net of
                 acquisition activities:
             Accounts receivable                                           (5,481)        2,208
             Inventories                                                   (2,055)          684
             Prepaid expenses and other assets                               (121)         (455)
             Accounts payable                                               3,131          (504)
             Accrued expenses and other current liabilities                  (170)           46
                                                                         --------      --------
                Net cash used in operating activities                      (5,901)       (2,391)
                                                                         --------      --------

Cash flows from investing activities, net of acquisition activities:
      Purchase of property and equipment                                     (396)         (167)
      Proceeds from sale of fixed assets                                        4            20
      Cash received in connection with acquisition                             --           251
      Cash paid for acquisition costs                                          --           (53)
                                                                         --------      --------
                Net cash provided by (used in) investing activities          (392)           51
                                                                         --------      --------

Cash flows from financing activities:
      Proceeds from net borrowing on line of credit                         2,208            --
      Repayment of long-term debt                                             (82)           --
      Net proceeds from issuance of convertible preferred stock             1,183            --
      Net proceeds from issuance of common stock                               50            57
      Net proceeds from exercise of options and warrants                      313            --
      Net proceeds from stock subscription receivables                        235            --
      Dividends on convertible preferred stock                                (20)           --
                                                                         --------      --------
                Net cash provided by financing activities                   3,887            57
                                                                         --------      --------

      Effects of exchange rate changes on cash and cash equivalents            35            71
                                                                         --------      --------

                Net decrease in cash and cash equivalents                  (2,371)       (2,212)
Cash and cash equivalents, beginning of period                              3,166        14,753
                                                                         --------      --------
Cash and cash equivalents, end of period                                 $    795      $ 12,541
                                                                         ========      ========

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

     The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the accompanying condensed consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2002 included in the Company's Form 10-K, filed with the SEC. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of results to be expected for the full year or any other period.

    The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a number of estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, sales returns, inventories, warranty obligations, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

    The Company believes its critical accounting policies, consisting of revenue recognition, inventory valuation and goodwill, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. These policies are discussed in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

    Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123, the Company's net loss and net loss per share would have been increased to the pro forma amount indicated below (amounts in thousands, except per share):

                                                         THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                         ----------------------------     ----------------------------
                                                             2003             2002            2003             2002
                                                         -----------      -----------     -----------      -----------
Net loss applicable to common stockholders:
As reported...........................................   $    (1,451)     $    (2,964)    $    (2,972)     $   (10,932)
Total stock-based employee compensation expense
  determined under fair-value-based method for all
  rewards, net of tax.................................          (116)            (205)           (232)            (585)
                                                         -----------      -----------     -----------      -----------
Pro forma.............................................   $    (1,567)     $    (3,169)    $    (3,204)     $   (11,517)
                                                         ===========      ===========     ===========      ===========
Net loss per share -- basic and diluted:
As reported...........................................   $     (0.07)     $     (0.19)    $     (0.14)     $     (0.70)
                                                         ===========      ===========     ===========      ===========
Pro forma.............................................   $     (0.07)     $     (0.20)    $     (0.15)     $     (0.74)
                                                         ===========      ===========     ===========      ===========

     The value of stock-based employee compensation expense for the three and six months ended June 30, 2003 and 2002 was determined using the Black-Scholes method with the following assumptions: (1) expected life of 2.5 years, (2) risk-free interest rate of 3.0%, (3) dividend yield of 0%, and (4) volatility of 100%.

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

    As a result of the acquisitions of Portsmith, Cutting Edge Software and iGo during 2002, the Company recorded additional goodwill of $8,265,000.

     The changes in the carrying amount of goodwill follows (amounts in thousands):

   Reported balance at December 31, 2002...................................................      $8,265
   Miscellaneous direct acquisition costs..................................................         677
   Adjustment to Portsmith opening balance sheet to record notes
    receivable secured by shares of common stock...........................................        (203)
   Adjustment to the valuation of accounts
    receivable recorded on iGo opening balance sheet.......................................        (472)
                                                                                                 ------
   Reported balance at June 30, 2003.......................................................      $8,267
                                                                                                 ======

4.     INTANGIBLE ASSETS

    Intangible assets consist of the following at June 30, 2003 and December 31, 2002 (amounts in thousands):

                                                         June 30, 2003                      December 31, 2002
                                              ------------------------------------  -----------------------------------
                                    Average     Gross                      Net        Gross                      Net
                                     Life     Intangible  Accumulated   Intangible  Intangible  Accumulated  Intangible
                                    (Years)     Assets    Amortization    Assets      Assets    Amortization   Assets
                                    -------   ----------  ------------  ----------  ----------  ------------ ----------
Amortized intangible assets:
License fees                           4       $   995     $   (385)     $   610     $   811      $  (272)     $   539
Patents and trademarks                 3           979         (565)         414         868         (477)         391
Non-compete agreements                 2           159         (101)          58         159          (87)          72
Software                               5           700         (121)         579         675          (45)         630
Trade names                           10           378          (31)         347         378          (13)         365
Customer list                         10            76           (6)          70          76           (2)          74
                                               -------     --------      -------     -------      -------      -------
     Total                                     $ 3,287     $ (1,209)     $ 2,078     $ 2,967      $  (896)     $ 2,071
                                               =======     ========      =======     =======      =======      =======

   Aggregate amortization expense for identifiable intangible assets totaled $165,000 and $313,000 for the three and six months ended June 30, 2003, respectively. Aggregate amortization expense for identifiable intangible assets totaled $119,000 and $267,000 for the three and six months ended June 30, 2002, respectively.

5.       LINE OF CREDIT

    In October 2002, the Company entered into a $10,000,000 line of credit with a bank. The line bears interest at prime plus 1.25% (5.25% at June 30, 2003), interest only payments are due monthly, with final payment of interest and principal due on July 31, 2004. The line of credit is secured by all assets of the Company. The Company has a balance outstanding under the line of credit of $2,208,000 at June 30, 2003. The line of credit is subject to financial covenants. The Company was not in compliance with certain covenants as of December 31, 2002. On March 26, 2003, the Company obtained a waiver from the bank for covenant defaults for the period from September 30, 2002 through February 28, 2003. In addition, the bank modified the financial net worth covenant under the line to $8.9 million as of March 2003, $8.2 million from April through June 2003, $8.6 million from July through September 2003 and $9.3 million thereafter. The Company is currently in compliance with the covenants as modified.

6.       LONG-TERM DEBT

    Long-term debt consists of the following (amounts in thousands):

                                            JUNE 30,   DECEMBER 31,
                                              2003         2002
                                           ---------   ------------
Note payable...........................    $      --    $     990
Estimate of Portsmith earn-out.........           --          725
                                           ---------    ---------
                                                  --        1,715
Less current portion...................           --          330
                                           ---------    ---------
Long-term debt, less current portion...    $      --    $   1,385
                                           =========    =========

    In connection with the settlement of a lawsuit, the Company entered into a $990,000 convertible subordinated promissory note bearing interest at four percent per year, payable in quarterly installments of principal of $82,500 beginning in January 2003, through December 2005. The outstanding principal of the promissory note may be converted at any time by the holder into shares of the Company's common stock, at a conversion price of $3.00 per share. In June 2003, the note payable was converted to common stock. This conversion is recorded as common stock subscribed at June 30, 2003, as the share certificate had not yet been issued.

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

    In April 2003, the Company issued 375,209 shares of common stock, or $464,000 in the aggregate, valued at $1.24 per share, to former Portsmith shareholders representing payment of a portion of the first component of the earn-out. In June 2003, the Company notified the former Portsmith shareholders it would issue an additional 131,705 shares of common stock, valued at $2.18 per share, representing an adjustment to a portion of the first component of the earn-out and payment of a portion of the second component of the earn-out. These shares were issued in July 2003, and the issuance is recorded as common stock subscribed at June 30, 2003.

7.       STOCKHOLDERS' EQUITY

     (a)      Convertible Preferred Stock

     Series C preferred stock is convertible into shares of common stock. The initial conversion rate was one for one, but is subject to change if certain events occur. Generally, the conversion rate will be adjusted if the Company issues any non-cash dividends on outstanding securities, splits its securities or otherwise effects a change to the number of its outstanding securities. The conversion rate will also be adjusted if the Company issues additional securities at a price that is less than the price that the Series C preferred stockholders paid for their shares. Such adjustments will be made according to certain formulas that are designed to prevent dilution of the Series C preferred stock. The Series C preferred stock can be converted at any time at the option of the holder, and will convert automatically, immediately prior to the consummation of a firm commitment public offering of common stock pursuant to a registration statement filed with the Securities and Exchange Commission having a per share price equal to or greater than $24.00 per share and a total gross offering amount of not less than $15,000,000. The rate of conversion was 1-to-1.11560 as of June 30, 2003. At June 30, 2003 and December 31, 2002, there were 15,000,000 shares of Series C preferred stock authorized and 541,212 and 550,212 issued and outstanding, respectively. During the period from December 31, 2002 through June 30, 2003, 9,000 shares of Series C preferred stock were converted into 9,591 shares of common stock at a rate of 1-to-1.06570.

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

     As the closing price of the Company's common stock was greater than or equal to $2.00 per share for ten consecutive trading days on June 6, 2003, all issued and outstanding shares of Series E and Series F preferred stock automatically converted into 1,594,458 shares of common stock at a conversion rate of 1-to-1. Dividends on Series E and F preferred stock of $20,000 were accrued at June 6, 2003. No shares of Series E and Series F preferred stock were outstanding at June 30, 2003.

   (b) Common Stock and Common Stock Subscribed

     Holders of shares of common stock are entitled to one vote per share on all matters submitted to a vote of the Company's stockholders. There is no right to cumulative voting for the election of directors. Holders of shares of common stock are entitled to receive dividends, if and when declared by the board of directors, out of funds legally available for that purpose, after payment of dividends required to be paid on any outstanding shares of preferred stock. Upon liquidation, holders of shares of common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to the liquidation preferences of any outstanding shares of preferred stock. Holders of shares of common stock have no conversion, redemption or preemptive rights. At June 30, 2003 and December 31, 2002, there were 90,000,000 shares of common stock authorized and 22,937,518 and 20,347,876 issued and outstanding, respectively.

    Effective May 29, 2003, the Company issued 416,582 shares of common stock for settlement of $650,000 of accounts payable to a vendor.

    At June 30, 2003, the Company had subscriptions issued for 502,545 shares of its common stock at a value of $1,700,000. Included in the common stock subscribed at June 30, 2003 were 302,500 shares in connection with the conversion of the outstanding principal balance of $908,000 of a convertible subordinated promissory note at $3.00 per share (see Note 6). Also included is a subscription for 131,705 shares of common stock, valued at $2.18 per share, to former Portsmith shareholders representing an adjustment to a portion of the first component of the earn-out and payment of a portion of the second component of the earn-out. These shares were issued in July 2003 (see Note 6). Also included are subscriptions for 38,107 shares in the aggregate to outside directors relating to compensation for their services valued at $61,000. These shares were issued in July 2003. Also included are subscriptions for 30,233 shares, or $91,000 in the aggregate, valued at an average price per share of $3.02, to employees relating to the exercise of stock options for which the Company received cash prior to June 30, 2003. These shares were issued in July 2003.

    In connection with the settlement of a lawsuit, the Company entered into a $990,000 convertible subordinated promissory note bearing interest at four percent per year, payable in quarterly installments of principal of $82,500 beginning in January 2003, through December 2005. The outstanding principal of the promissory note may be converted at any time by the holder into shares of the Company's common stock, at a conversion price of $3.00 per share. In June 2003, the note payable was converted to common stock. This conversion is recorded as common stock subscribed at June 30, 2003, as the share certificate had not yet been issued.

8.       NET LOSS PER SHARE

    The computation of basic and diluted net loss per share follows (in thousands, except per share amounts):

                                                                        THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                              JUNE 30,                   JUNE 30,
                                                                      ----------------------      ----------------------
                                                                        2003          2002          2003          2002
                                                                      --------      --------      --------      --------
Loss before cumulative effect of change in accounting
  principle .....................................................     $ (1,431)     $ (2,964)     $ (2,507)     $ (5,305)
Cumulative effect of change in accounting
  principle .....................................................           --            --            --        (5,627)
                                                                      --------      --------      --------      --------
Net loss ........................................................       (1,431)       (2,964)       (2,507)      (10,932)
Beneficial conversion value of convertible preferred stock ......           --            --          (445)           --
Preferred stock dividend ........................................          (20)           --           (20)           --
                                                                      --------      --------      --------      --------
Net loss attributable to common stockholders ....................     $ (1,451)     $ (2,964)     $ (2,972)     $(10,932)
                                                                      ========      ========      ========      ========
Weighted average common shares outstanding -- basic
  and diluted ...................................................       21,344        15,846        20,860        15,609
                                                                      ========      ========      ========      ========
Net loss per share -- basic and diluted:
Loss before cumulative effect of change in accounting
  principle .....................................................     $  (0.07)     $  (0.19)     $  (0.14)     $  (0.34)
Cumulative effect of change in accounting
  principle .....................................................           --            --            --         (0.36)
                                                                      --------      --------      --------      --------
Basic and diluted loss per share ................................     $  (0.07)     $  (0.19)     $  (0.14)     $  (0.70)
                                                                      ========      ========      ========      ========
Stock options and warrants not included in diluted
  EPS since antidilutive ........................................        3,251         2,570         3,251         2,570
                                                                      ========      ========      ========      ========
Convertible preferred stock not included in diluted
  EPS since antidilutive ........................................          541           570           541           570
                                                                      ========      ========      ========      ========
Common stock subscribed .........................................          503            --           503            --
                                                                      ========      ========      ========      ========

9.       CONCENTRATION OF CREDIT RISK, SIGNIFICANT CUSTOMERS AND BUSINESS
         SEGMENTS

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

    Two customers each accounted for 14% and a third customer accounted for 11% of revenue for the six months ended June 30, 2003. Two customers accounted for 25% and 18% of revenue for the six months ended June 30, 2002.

    Three customers' accounts receivable balances accounted for 19%, 17% and 12% of net accounts receivable at June 30, 2003. Three customers' accounts receivable balances accounted for 32%, 19% and 11% of net accounts receivable at December 31, 2002.

    Export sales were approximately 14% and 20% of the Company's revenue for the six months ended June 30, 2003 and 2002, respectively. The principal international market served by the Company was Europe.

    The Company is engaged in the business of the sale of computer peripheral products. While the Company's chief operating decision maker (CODM) evaluates revenue and gross profits based on products lines, routes to market and geographies, the CODM only evaluates operating results for the Company taken as a whole. As a result, in accordance with FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has determined it has one operating business segment, the sale of computer peripheral products.

    The following tables summarize the Company's revenue by product line, as well as its revenue by geography (in thousands).

                                        THREE MONTHS ENDED       SIX MONTHS ENDED
                                              JUNE 30,                JUNE 30,
                                        -------------------     -------------------
                                          2003        2002        2003        2002
                                        -------     -------     -------     -------
Power products ....................     $ 6,106     $ 1,119     $11,303     $ 3,074
Handheld products .................       3,811       2,301       6,920       3,849
Expansion and docking products ....       1,632       1,865       3,785       3,357
Accessories and other products ....       1,317       1,302       2,776       2,910
Technology transfer fees ..........         253         100         306         416
                                        -------     -------     -------     -------
Total revenue .....................     $13,119     $ 6,687     $25,090     $13,606
                                        =======     =======     =======     =======

                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                        JUNE 30,                 JUNE 30,
                                   -------------------     -------------------
                                    2003        2002        2003        2002
                                   -------     -------     -------     -------
United States ................     $11,428     $ 5,518     $21,496     $10,919
Europe .......................       1,508       1,078       3,217       2,495
All other ....................         183          91         377         192
                                   -------     -------     -------     -------
                                   $13,119     $ 6,687     $25,090     $13,606
                                   =======     =======     =======     =======

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

11.  SUBSEQUENT EVENT

     On August 13, 2003, the Independent Financial Expert engaged to determine the fair market value of Portsmith for the purpose of computing the earn-outs due to the former Portsmith stockholders concluded its determination. Based upon such final determination, the Company plans to issue 619,372 shares of common stock, valued at $5.86 per share, to the former Portsmith stockholders representing an adjustment to the previous share issuances and the final payment of both components of the earn-out. Upon completion of this issuance, the Company will have issued a total of 1,126,286 shares of common stock, valued at $5.86 per share, representing aggregate earn-out consideration of $6,600,000 paid to the former Portsmith stockholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements contained in this report constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe," "expect," "anticipate" and other similar statements of expectations identify forward-looking statements. Forward-looking statements in this report include expectations regarding future gross margin percentages; projections of future revenue; the availability of cash and liquidity for the next twelve months; expectations of industry trends; beliefs relating to the Company's distribution capabilities and brand identity; and expectations regarding the visibility and exposure of the Company's products. These forward-looking statements are based largely on management's expectations and involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Certain risks that could cause results to differ materially from management's expectations are described below in this report under the heading "Risk Factors." Additional factors that could cause actual results to differ materially from those expressed in these forward-looking statements include, among others, the following:

         -        loss of, and failure to replace, any significant customers;

         -        timing and success of new product introductions;

         - product developments, introductions and pricing of competitors;

         -        timing of substantial customer orders;

         -        availability of qualified personnel;

         -        performance of suppliers and subcontractors; and

         - market demand and industry and general economic or business conditions.

     In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will prove to be accurate. We undertake no obligation to publicly update or revise any forward-looking statements, or any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements.

     The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and notes thereto contained in this report.

OVERVIEW

         We use our proprietary technology to design and develop products that make mobile electronic devices more efficient and cost effective, thus enabling professionals and consumers greater utilization of their mobile devices and the ability to access information more readily. Our products include power, handheld connectivity and PCI expansion products.

         We sell our products to OEMs, distributors, resellers, retailers and end-users. A substantial portion of our revenue is concentrated among a selected number of OEMs, including IBM and Symbol. We expect that we will continue to be dependent upon a number of OEMs and resellers for a significant portion of our revenue in future periods.

         We recently entered into strategic reseller agreements with Fellowes and Kensington, which require certain minimum purchase commitments, to market and distribute our power products on a private label basis. We sell to retailers including

CompUSA and RadioShack and through distributors such as Ingram Micro and Tech Data. Direct sales to OEMs and resellers accounted for approximately 43% and 70% of revenue for the six months ended June 30, 2003 and June 30, 2002, respectively. Sales through retailers and distributors accounted for approximately 43% and 9% of revenue for the six months ended June 30, 2003 and June 30, 2002 respectively. We also sell directly to end users through our company websites.

         We derive a portion of our revenue outside the United States, principally in Europe. International sales accounted for approximately 14% and 20% of our revenue for each of the six months ended June 30, 2003 and June 30, 2002, respectively. International sales can be denominated in currencies other than U.S. dollars, which can have a foreign currency exchange impact on our financial statements.

COMPANY BACKGROUND

         We were formed as a limited liability company under the laws of the State of Delaware in May 1995, and were converted to a Delaware C-Corporation by a merger effected in August 1996, in which we were the surviving entity. We changed our name from Electronics Accessory Specialists International, Inc. to Mobility Electronics, Inc. on July 23, 1998.

         Our early focus was on the development of DC power adapters and remote peripheral component interface, or PCI, bus technology and products based on our proprietary Split Bridge(R) technology. We invested heavily in our Split Bridge technology. While we have had some success with Split Bridge in the corporate notebook computer market with sales of universal docking stations, it became clear in early 2002 that this would not be the substantial opportunity we originally envisioned. While we continue to produce and sell products and selectively evaluate opportunities using our Split Bridge technology, we are no longer committing substantial resources to this technology.

         In 2002, we repositioned ourselves as a provider of power and connectivity products for mobile electronic devices, including notebook computers, personal digital assistants, or PDAs, mobile phones, smartphones, digital cameras and DVD players. Through a combination of acquisitions and internal development, we created a much broader base of innovative products for use with mobile electronic devices by capitalizing on our base of technology and distribution channels. We focus on power, handheld connectivity and PCI expansion products.

ACQUISITIONS

         We have made selective acquisitions to enable us to consolidate our leadership position in our existing markets. We intend to continue to evaluate selective acquisition opportunities to expand our capability and product offerings.

         In September 2002, we acquired iGo Corporation, now iGo Direct Corporation, a leading computer solutions provider. iGo distributes its products through distributors and directly through its catalog and Internet channels and is a well-recognized brand name in the portable computer power and accessories market. We believe the acquisition of iGo broadens our revenue base and substantially strengthens our distribution capabilities and brand identity.

         In August 2002, we acquired Cutting Edge Software, Inc., a leading developer and provider of software solutions for handheld computing devices. Cutting Edge Software currently provides software that allows users of Palm and Symbian operating systems devices to utilize popular word processing, spreadsheet and presentation programs. Cutting Edge Software has also developed software that allows users to remotely access files stored on a desktop computer from a wireless PDA or smartphone. This acquisition, in conjunction with the Portsmith acquisition, enhances our product and service offering within the rapidly growing wireless handheld computing device market.

         In February 2002, we acquired Portsmith, Inc., an industry leader in providing connectivity solutions for handheld computing devices. This acquisition provided us with an entrance into the rapidly growing handheld computing device market. Portsmith currently provides a range of Ethernet, modem and other connectivity products for handheld devices such as Palm, Handspring Visor, HP iPAQ and other mainstream PDA products, and intends to undertake a number of important product development programs that expand on these solutions.

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

DESCRIPTION OF OPERATING ACCOUNTS

         REVENUE. Revenue generally consists of sales of product, net of returns and allowances. To date, our revenue has come predominantly from AC and DC power adapters, handheld connectivity products, expansion products, and accessories.

         COST OF REVENUE. Cost of revenue generally consists of costs associated with components, outsourced manufacturing and in-house labor associated with assembly, testing, packaging, shipping and quality assurance, depreciation of equipment and indirect manufacturing costs.

         SALES AND MARKETING. Sales and marketing expenses generally consist of salaries, commissions and other personnel related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel.

         RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and personnel-related costs, outside consulting, lab costs and travel related costs of our product development group.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and other personnel-related expenses of our finance, human resources, information systems, corporate development and other administrative personnel, as well as facilities, professional fees, depreciation and amortization and related expenses.

         INTEREST, NET. Interest, net consists primarily of interest earned on our cash balances and short-term investments, net of interest expense. Our interest expense relates to our line of credit entered into in October 2002.

RESULTS OF OPERATIONS

         The following table sets forth certain consolidated financial data for the periods indicated expressed as a percentage of total revenue for the periods indicated:

                                                                         Three months ended            Six months ended
                                                                              June 30,                      June 30,
                                                                       ---------------------         ---------------------
                                                                            Unaudited                      Unaudited
                                                                       ---------------------         ---------------------
                                                                        2003           2002           2003           2002
                                                                       ------         ------         ------         ------
Revenue                                                                 100.0%         100.0%         100.0%         100.0%
Cost of revenue                                                          64.7%          77.0%          64.9%          75.2%
                                                                       ------         ------         ------         ------
     Gross profit                                                        35.3%          23.0%          35.1%          24.8%

Operating expenses:
     Sales and marketing                                                 13.9%          25.2%          14.8%          23.1%
     Research and development                                             9.5%          16.7%           9.0%          17.7%
     General and administrative                                          22.7%          26.9%          21.5%          25.3%
                                                                       ------         ------         ------         ------
         Total operating expenses                                        46.1%          68.8%          45.3%          66.1%
                                                                       ------         ------         ------         ------
         Loss from operations                                           -10.8%         -45.8%         -10.2%         -41.3%

Other income (expense):
     Interest, net                                                        0.0%           2.2%           0.0%           2.9%
     Other, net                                                          -0.1%          -0.6%           0.1%          -0.6%
                                                                       ------         ------         ------         ------
Loss before cumulative effect of change in accounting principle         -10.9%         -44.2%         -10.1%         -39.0%
Cumulative effect of change in accounting principle                       0.0%           0.0%           0.0%         -41.4%
                                                                       ------         ------         ------         ------
     Net loss                                                           -10.9%         -44.2%         -10.1%         -80.4%
Beneficial conversion costs of preferred stock                            0.0%           0.0%          -1.8%           0.0%
                                                                       ------         ------         ------         ------
     Net loss attributable to common stockholders                       -10.9%         -44.2%         -11.9%         -80.4%
                                                                       ======         ======         ======         ======

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002


         REVENUE. Revenue increased by $6.4 million, or 96.2%, to $13.1 million for the three months ended June 30, 2003 from $6.7 million for the three months ended June 30, 2002. The increase in revenue is primarily due to the introduction of our new Juice(TM) combination AC/DC universal power adapter in January 2003. As a result, sales of power products increased by $5.0 million, or 445.6%, to $6.1 million during the three months ended June 30, 2003 as compared to $1.1 million for the three months ended June 30, 2002. Sales of handheld connectivity products increased by approximately $1.5 million, or 65.6%, to $3.8 million during the three months ended June 30, 2003 as compared to $2.3 million for the same period in the prior year. During 2003, we anticipate overall revenue will continue to increase primarily as a result of further market penetration of new combination AC and DC power adapter products and increased sales of handheld connectivity and software products.

         COST OF REVENUE. Cost of revenue increased by $3.3 million, or 64.8%, to $8.5 million for the three months ended June 30, 2003 from $5.2 million for the three months ended June 30, 2002. The increase in cost of revenue was due primarily to the 96.2% increase in revenue. Cost of revenue as a percentage of revenue decreased to 64.7% for the three months ended June 30, 2003 from 77.0% for the three months ended June 30, 2002. The reduction in cost of revenue as a percentage of revenue is primarily attributable to the spreading of fixed overhead expenses over increases in sales volumes and higher product margins as a result of the increase in sales of new power products during the three months ended June 30, 2003. We anticipate cost of revenue as a percentage of revenue to continue to decrease as future sales volumes increase and with the further market penetration and introduction of new, higher-margin products.

         GROSS PROFIT. Gross profit increased by $3.1 million, or 201.6%, to $4.6 million for the three months ended June 30, 2003, from $1.5 million for the three months ended June 30, 2002. Gross margins increased to 35.3% for the three months ended June 30, 2003 from 23.0% for the three months ended June 30, 2002. The increase in gross margins was primarily due to the introduction of the new Juice combination AC/DC power adapter product in January 2003. Gross profit was also positively impacted by the spreading of fixed overhead expenses over increases in sales volumes. We expect gross profit to increase in future periods due to projected future revenue increases and as a result of the introduction of new, higher margin products, as those products become an increasingly larger portion of revenue.

         SALES AND MARKETING. Sales and marketing expenses increased by $133,000, or 7.9% to $1.8 million for the three months ended June 30, 2003 from $1.7 million for the three months ended June 30, 2002. The increase was primarily the result of increases in selling and marketing programs resulting from our acquisitions of Portsmith, Cutting Edge Software and iGo. As a percentage of revenue, sales and marketing expenses decreased to 13.9% for the three months ended June 30, 2003 from 25.2% for the three months ended June 30, 2002.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased by $129,000, or 11.5%, to $1.2 million for the three months ended June 30, 2003 from $1.1 million for the three months ended June 30, 2002. Research and development expenses as a percentage of revenue decreased to 9.5% for the three months ended June 30, 2003 from 16.7% for the three months ended June 30, 2002. The increase was due to investment in the development of Juice and related follow-on products in the power category. We anticipate increases in research and development expenses during 2003 as we continue to develop new power and handheld connectivity products.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $1.2 million, or 65.7% to $3.0 million for the three months ended June 30, 2003 from $1.8 million for the three months ended June 30, 2002. The increase was due primarily to the increase in infrastructure relating to our acquisitions of Portsmith, Cutting Edge Software and iGo during 2002. The increase is also due to costs incurred in connection with litigation of the Comarco matter, of $577,000, an increase of $239,000 in bad debt expense, and information system consolidation and integration efforts during the three months ended June 30, 2003. General and administrative expenses as a percentage of revenue decreased to 22.7% for the three months ended June 30, 2003 from 26.9% for the three months ended June 30, 2002.

         INTEREST, NET. Interest, net decreased by $148,000 to $(1,000) for the three months ended June 30, 2003 from $147,000 for the three months ended June 30, 2002. The decrease was primarily due to the reduction in average cash balance and interest paid on borrowings during the three months ended June 30, 2003 compared to the three months ended June 30, 2002.

         INCOME TAXES. We have incurred losses from inception to date; therefore, no provision for income taxes was required for the three months ended June 30, 2003 and 2002. Based on historical operating losses and projections for future taxable income, it is more likely than not that we will not fully realize the benefits of the net operating loss carryforwards. Thus, we have not recorded a tax benefit from our net operating loss carryforwards for the three months ended June 30, 2003.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

         REVENUE. Revenue increased by $11.5 million, or 84.4%, to $25.1 million for the six months ended June 30, 2003 from $13.6 million for the six months ended June 30, 2002. The increase in revenue is primarily due to the introduction of our new Juice combination AC/DC universal power adapter in January 2003. As a result, sales of power products increased by $8.2 million, or 267.7%, to $11.3 million during the six months ended June 30, 2003 as compared to $3.1 million for the six months ended June 30, 2002. Sales of handheld connectivity products increased by approximately $3.1 million, or 79.8%, to $6.9 million during the six months ended June 30, 2003 as compared to $3.8 million for the same period in the prior year. The increase in handheld products revenue was due, in part, to an entire six months of sales in 2003 compared to five months of sales during the same period in the prior year as our acquisition of Portsmith was completed in February 2002. During 2003, we anticipate overall revenue will continue to increase primarily as a result of further market penetration of new combination AC and DC power adapter products and increased sales of handheld connectivity and software products.

         COST OF REVENUE. Cost of revenue increased by $6.0 million, or 59.1%, to $16.3 million for the six months ended June 30, 2003 from $10.2 million for the six months ended June 30, 2002. The increase in cost of revenue was due primarily to the 84.4% increase in revenue. Cost of revenue as a percentage of revenue decreased to 64.9% for the six months ended June 30, 2003 from 75.2% for the six months ended June 30, 2002. The reduction in cost of revenue as a percentage of revenue is primarily attributable to the spreading of fixed overhead expenses over increases in sales volumes and higher product margins as a result of the introduction of new products during the first six months of 2003. We anticipate cost of revenue as a percentage of revenue to continue to decrease as future sales volumes increase and with the further market penetration and introduction of new, higher-margin products.

         GROSS PROFIT. Gross profit increased by $5.4 million, or 160.9%, to $8.8 million for the six months ended June 30, 2003, from $3.4 million for the six months ended June 30, 2002. Gross margins increased to 35.1% for the six months ended June 30, 2003 from 24.8% for the six months ended June 30, 2002. The increase in gross margins was primarily due to the introduction of the Juice combination AC/DC power adapter product in January 2003. Gross profit was also positively impacted by the spreading of fixed overhead expenses over increases in sales volumes. We expect gross profit to increase in future periods due to projected future revenue increases and as a result of the introduction of new, higher margin products, as those products become an increasingly larger portion of revenue.

         SALES AND MARKETING. Sales and marketing expenses increased by $574,000, or 18.2% to $3.7 million for the six months ended June 30, 2003 from $3.1 million for the six months ended June 30, 2002. The increase was primarily the result of increases in selling and marketing programs resulting from our acquisitions of Portsmith, Cutting Edge Software and iGo. As a percentage of revenue, sales and marketing expenses decreased to 14.8% for the six months ended June 30, 2003 from 23.1% for the six months ended June 30, 2002.

         RESEARCH AND DEVELOPMENT. Research and development expenses decreased by $165,000, or 6.9%, to $2.2 million for the six months ended June 30, 2003 from $2.4 million for the six months ended June 30, 2002. Research and development expenses as a percentage of revenue decreased to 9.0% for the six months ended June 30, 2003 from 17.7% for the six months ended June 30, 2002. The decrease was due to reductions in engineering expenses and staff as a result of the completion of the development of our Split Bridge technology, which was largely completed in 2000 and the early part of 2001, and was partially offset by investment in the development of Juice and related follow-on products in the power category. We anticipate increases in research and development expenses during 2003 as we continue to develop new power and handheld connectivity products.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $1.9 million, or 56.3%, to $5.4 million for the six months ended June 30, 2003 from $3.5 million for the six months ended June 30, 2002. The increase is due primarily to the increase in infrastructure relating to our acquisitions of Portsmith, Cutting Edge Software and iGo during 2002. The increase was also due to costs incurred in connection with litigation of the Comarco matter of $738,000 and an increase of $259,000 in bad debt expense. General and administrative expenses as a percentage of revenue decreased to 21.5% for the six months ended June 30, 2003 from 25.3% for the six months ended June 30, 2002.

         INTEREST, NET. Interest, net decreased by $390,000 to $11,000 for the six months ended June 30, 2003 from $401,000 for the six months ended June 30, 2002. The decrease was primarily due to the reduction in average cash balance and interest paid on borrowings during the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

         INCOME TAXES. We have incurred losses from inception to date; therefore, no provision for income taxes was required for the six months ended June 30, 2003 and 2002. Based on historical operating losses and projections for future taxable income, it is more likely than not that we will not fully realize the benefits of the net operating loss carryforwards. Thus, we have not recorded a tax benefit from our net operating loss carryforwards for the six months ended June 30, 2003.


LIQUIDITY AND CAPITAL RESOURCES

         We have funded our operations primarily through equity and debt financing, as the cash used to fund our operating activities has exceeded cash generated by revenue. As of June 30, 2003, we had approximately $795,000 in cash and cash equivalents and $6.6 million in working capital. As of December 31, 2002, we had approximately $3.2 million in cash and cash equivalents and $5.6 million in working capital.

         Net cash used in operating activities was $5.9 million and $2.4 million for the six months ended June 30, 2003 and 2002, respectively. Cash used in operating activities for the six months ended June 30, 2003 was primarily attributed to our net loss and increases in accounts receivable, inventories, prepaid expenses and other assets. Cash used in operating activities was offset, in part, by an increase in accounts payable and accrued expense of $3.0 million, non-cash expenses such as depreciation of property and equipment and amortization of intangible assets of $850,000, and other non-cash expenses of $453,000.

         Net cash used in investing activities was $392,000 for the six months ended June 30, 2003 and net cash provided by investing activities was $51,000 for the six months ended June 30, 2002. For the six months ended June 30, 2003, net cash used in investing activities was primarily for the purchase of property and equipment.

         Net cash provided by financing activities was $3.9 million and $57,000 for the six months ended June 30, 2003 and 2002, respectively. Net cash provided by financing activities for the six months ended June 30, 2003 was primarily from net borrowings under our line of credit of $2.2 million and net proceeds from the sale of Series E and Series F preferred stock of $1.2 million.

         As of June 30, 2003, we had approximately $88 million of federal, foreign and state net operating loss carryforwards which expire at various dates. We anticipate that the sale of common stock in the IPO coupled with prior sales of common stock will cause an annual limitation on the use of our net operating loss carryforwards pursuant to the change in ownership provisions of
Section 382 of the Internal Revenue Code of 1986, as amended. This limitation is expected to have a material effect on the timing of our ability to use the net operating loss carryforward in the future. Additionally, our ability to use the net operating loss carryforward is dependent upon our level of future profitability, which cannot be determined.

         As of June 30, 2003, we had future commitments relating to payments of an earn-out to former Portsmith stockholders in connection with our February 2002 acquisition of Portsmith. The earn-out is made up of two components. The first is calculated using a formula based on Portsmith's revenue and net income performance, adjusted for certain items, for the year 2002. As of December 31, 2002, we recorded a long-term liability in the amount of $725,000 as an estimate of this component of the earn-out. In April 2003, we settled a portion of the revenue earn-out through the issuance of 375,209 shares of common stock, valued at $1.24 per share. The second component of the earn-out is based on a percentage of the fair market value of Portsmith as a stand-alone entity as of December 31, 2002, as mutually agreed upon by us and the former Portsmith stockholders. In June 2003, we notified the former Portsmith shareholders we would issue an additional 131,705 shares of common stock, valued at $2.18 per share, representing an adjustment to a portion of the first component of the earn-out and payment of a portion of the second component of the earn-out. These shares were issued in July 2003, and the issuance is recorded as common stock subscribed at June 30, 2003. To date, a total of 506,914 shares of common stock, valued at $2.18 per share, have been issued in connection with both components of the earn-out.

         As we were not able to reach mutual agreement with the former Portsmith stockholders on the fair market value of Portsmith as a stand-alone entity as of December 31, 2002, an Independent Financial Expert was engaged to determine the fair market value, as defined in the agreement. On August 13, 2003, the Independent Financial Expert concluded its determination. Based upon such final determination, we plan to issue 619,372 shares of common stock, valued at $5.86 per share, to former Portsmith stockholders representing an adjustment to the previous share issuances and the final payment of both components of the earn-out. Upon completion of this issuance, we will have issued a total of 1,126,286 shares of common stock, valued at $5.86 per share, representing aggregate earn-out consideration of $6,600,000 paid to the former Portsmith stockholders.

         The price per share used by us to calculate the remaining shares to be issued is based upon our interpretation of the Portsmith Agreement and Plan of Merger. However, we are in disagreement with the former Portsmith stockholders regarding this interpretation, the resolution of which may result in the issuance of additional shares of common stock to the former Portsmith stockholders. Earn-out payments may be made in cash or shares of stock, at our discretion, with the total shares of stock issued to former Portsmith stockholders not to exceed 3,023,863 shares without stockholder approval. We anticipate that additional payments, if any, will be made entirely in shares of common stock and that no future cash payments will be required.

         In October 2002, we entered into a $10.0 million bank line of credit. The line bears interest at prime plus 1.25%, which was 5.25% as of June 30, 2003, interest only payments due monthly, with final payment of interest and principal due on July 31, 2004. The line of credit is secured by all of our assets and subject to financial covenants, with which we were in compliance as of June 30, 2003. We had an outstanding balance of $2.2 million against this line of credit as of June 30, 2003. Under the terms of the line, we can borrow up to 80% of eligible accounts receivable. At June 30, 2003, our net borrowing base capacity was $4.7 million.

         In January 2003, we raised $1.2 million from an offering of preferred stock. Specifically, we issued and sold 865,051 shares of newly designated Series E preferred stock, par value $0.01 per share, or Series E Stock, at a purchase price of $0.7225 per share, and 729,407 shares of newly designated Series F preferred stock, par value $0.01 per share, or Series F Stock, at a purchase price of $0.85 per share. In connection with this sale, we also issued warrants to purchase an aggregate of 559,084 shares of our common stock. The warrants issued to holders of Series E Stock permit them to purchase an aggregate of 216,263 shares of common stock, at an exercise price of $0.867 per share and the warrants issued to holders of Series F Stock permit them to purchase an aggregate of 342,821 shares of common stock, at an exercise price of $1.02 per share. The Series E Stock was purchased by a single non-affiliated investor, while the Series F Stock was purchased by certain of our officers, directors and affiliates including Charles Mollo, Jeffrey Harris, Larry Carr, Joan Brubacher, Timothy Jeffries, Janice Breeze-Mollo, Oxley LLLP, New Vistas Investment Corporation and New Horizons Enterprises, Inc. On June 6, 2003, all outstanding shares of Series E Stock and Series F Stock were converted into common stock at a ratio of 1-to-1.

         In the second quarter of 2003, various parties began exercising stock options and warrants, resulting in net proceeds of $313,000. Based on the exercise prices of options and warrants exercisable as of June 30, 2003 and the current levels of our stock price, we expect additional proceeds from the exercise of these options and warrants. In June and July 2003, various notes receivable secured by shares of common stock, totaling $429,000 in principal and $68,000 in accrued interest, were repaid, resulting in gross proceeds of $497,000.

         We believe that our existing cash and cash equivalents on hand, combined with cash available from our line of credit, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in more dilution to our stockholders. Financing arrangements may not be available to us, or may be available in amounts or on terms unacceptable to us.

INFLATION

         We do not believe inflation has a material effect on our operations.

RECENT ACCOUNTING PRONOUNCEMENTS

         On May 15, 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The Statement requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the Statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We adopted the provisions of the Statement on July 1, 2003. There was no impact from the adoption of this statement.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation 46"). Interpretation 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The recognition and measurement provisions of Interpretation 46 are effective for newly created variable interest entities formed after January 31, 2003, and for existing variable interest entities, on the first interim or annual reporting period beginning after June 15, 2003. We adopted the provisions of Interpretation 46 for existing variable interest entities on July 1, 2003. There was no impact from the adoption of this statement.

         In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in periods beginning after June 15, 2003. We adopted the provisions of EITF Issue No. 00-21 on July 1, 2003. There was no impact from the adoption of this statement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make a number of estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities.

         On an on-going basis, we evaluate our estimates, including those related to bad debt expense, warranty obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

         REVENUE RECOGNITION. Revenue from product sales is recognized upon shipments and transfers of ownership from us or our contract manufacturers to the customers. Allowances for sales returns and credits are provided for in the same period the related sales are recorded. Should the actual return or sales credit rates differ from our estimates, revisions to the estimated allowance for sales returns and credits may be required.

         Our recognition of revenue from product sales to distributors, resellers and retailers, or the "distribution channel", is affected by agreements we have giving certain customers rights to return our product at any time after purchase. We also have agreements with certain customers that allow them to receive credit for subsequent price reductions, or "price protection". At the time we recognize revenue, upon shipment and transfer of ownership, we reduce our measurements of those sales and the related cost of sales by our estimates of future returns and price protection. We also reduce our measurements of accounts receivable by the estimated profit margins associated with returns, calculated using sales price less cost of sales. Gross sales to the distribution channel accounted for approximately 43% for the six months ended June 30, 2003 and 12% of revenue for the year ended December 31, 2002.

         For our products, a historical correlation exists between the amount of distribution channel inventory and the amount of returns that actually occur. The greater the inventory held by our distributors, the more product returns we expect. For each of our products, we monitor levels of product sales and inventory at our distributors' warehouses and at retailers as part of our effort to reach an appropriate accounting estimate for returns. In estimating returns, we analyze historical returns, current inventory in the distribution channel, current economic trends, changes in consumer demand, introduction of new competing products and acceptance of our products.

         In recent years, as a result of a combination of the factors described above, we have reduced our gross sales to reflect our estimated amounts of returns and price protection. It is also possible that returns could increase rapidly and significantly in the future. Accordingly, estimating product returns requires significant management judgment. In addition, different return estimates that we reasonably could have used would have had a material impact on our reported sales and thus have had a material impact on the presentation of the results of operations. For those reasons, we believe that the accounting estimate related to product returns and price protection is a critical accounting estimate.

         INVENTORY VALUATION. Inventories consist of finished goods and component parts purchased both partially and fully assembled. We have all normal risks and rewards of our inventory held by contract manufacturers. Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories include material and overhead costs. Overhead costs are allocated to inventory based on a percentage of material costs. We monitor usage reports to determine if the carrying value of any items should be adjusted due to lack of demand for the items. We make a downward adjustment to the value of our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

         GOODWILL. In conjunction with the implementation of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets", SFAS No. 142, we performed a goodwill impairment evaluation as of January 1, 2002 relating to the goodwill that was recorded at December 31, 2001. Based on the results of that impairment evaluation, we determined the recorded goodwill at December 31, 2001 of approximately $5.6 million was fully impaired. We recorded the impairment write-down as a cumulative effect of change in accounting principle in accordance with the new accounting standard.

         As a result of our acquisitions of Portsmith, Cutting Edge Software and iGo during 2002, we have recorded additional goodwill of approximately $8.3 million as of June 30, 2003. In accordance with SFAS No. 142, we evaluated the newly acquired goodwill for impairment and determined that the recorded goodwill was not impaired as of December 31, 2002.

         The impairment evaluation process is based on both a discounted future cash flow approach and a market comparable approach. The discounted cash flow approach uses our estimates of future market growth rates, market share, revenue and costs, as well as appropriate discount rates. If we fail to achieve our assumed revenue growth rates or assumed gross margin, we may incur charges for impairment of goodwill in the future. For these reasons, we believe that the accounting estimate related to goodwill impairment is a critical accounting estimate.

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

     See "Liquidity and Capital Resources" for further discussion of our financing facilities and capital structure. Market risk, calculated as the potential change in fair value of our cash and line of credit resulting from a hypothetical 1.0% (100 basis point) change in interest rates, was not material at June 30, 2003.

ITEM 4.    CONTROLS AND PROCEDURES

     Based upon their evaluations of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were adequate and designed to ensure that information required to be disclosed by the Company in this report is recorded, processed, summarized and reported by the filing date of this report, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     There were no significant changes in internal controls or in other factors that could significantly affect internal controls to the date of such evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses in internal controls, subsequent to the evaluation described above.

PART II:     OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS:

     The Company has been involved in three lawsuits with Comarco Wireless Technologies, Inc. The first, styled Mobility Electronics Inc. v. Comarco, Inc. and Comarco Wireless Technologies, Inc. was filed August 10, 2001 in the United States District Court for the District of Arizona. In this suit, Mobility alleged infringement by Comarco of Mobility's U.S. Patent No. 5,347,211 entitled "Selectable Output Power Converter." Mobility also sought a declaratory judgment of non-infringement, patent invalidity and/or patent unenforceability of three patents owned by Comarco, U.S. Patent Nos. 6,172,884, 6,091,661 and 5,838,554.

     That suit was consolidated for purpose of discovery with a suit styled Comarco Wireless Technologies, Inc. v. Xtend Micro Products, Inc. and iGo Corporation (n/k/a iGo Direct Corporation), No. CIV-02-2201 initially filed on June 21, 2002 in the United States District Court for the Central District of California but transferred to the United States District Court for the District of Arizona. Xtend Micro Products is a subsidiary of Mobility's subsidiary, iGo Direct Corporation.

     Also consolidated with those two cases was a case filed January 31, 2003 styled Comarco Wireless Technologies, Inc. v. Mobility Electronics, Inc., Hipro Electronics Company, Ltd. and iGo Direct Corporation, No. CIV-03-0202, in the United States District Court for the District of Arizona. In that litigation, Comarco filed a Motion for Preliminary Injunction which was heard on June 12, 2003. On June 18, 2003 the Arizona Court issued its oral ruling denying Comarco's Motion for Preliminary Injunction. Following that action by the Court, Mobility settled its disputes with Comarco and all three cases were resolved by settlement agreement dated July 12, 2003. Pursuant to the settlement agreement, the Court will dismiss each of these three lawsuits.

     Holmes Lundt, Leslie Lundt and Dan Axtman v. Mobility Electronics, Inc. Portsmith, Inc., Charles R. Mollo, Joan W. Brubacher, Jeffrey R. Harris, Robert
P. Dilworth, Larry M. Carr, William O. Hunt, Jerre L. Stead and Darryl Baker, pending in the District Court of the Fourth Judicial District of Idaho, Ada County, Cause No. CV-0C-0302562D. On April 2, 2003, Holmes Lundt, former President and CEO of Portsmith, Inc., our wholly-owned subsidiary, and his wife filed this suit against us and Portsmith. The lawsuit was amended recently to add Mr. Dan Axtman, a former employee of Portsmith, as a plaintiff, and several officers and directors of the Company, as defendants. The lawsuit arises out of our acquisition of Portsmith from the plaintiffs and others, and also arises out of our termination of Mr. Lundt. The plaintiffs are alleging breach of contract, fraud, securities fraud, and breach of an alleged covenant of good faith and fair dealing, conspiracy, and are seeking monetary damages and/or rescission of the Portsmith merger agreement. The plaintiffs obtained an ex parte temporary restraining order on April 3, 2003, which order, in essence, reinstated Mr. Lundt to his former positions with Portsmith and restrained us from participating in the management of Portsmith, and contemporaneously applied for a preliminary injunction. At an evidentiary hearing held on April 9, 2003, the Court dissolved the temporary restraining order and denied plaintiffs' request for a preliminary injunction. We have filed an answer in the lawsuit and have also filed counterclaims and affirmative defenses against the plaintiffs. We intend to vigorously defend against the claims in the lawsuit as well as pursue our own claims against the plaintiffs.

     We are from time to time involved in various legal proceedings other than those set forth above incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on our business, financial condition, results of operations or liquidity.


ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

     From April 14, 2003 through July 2, 2003, the Company issued 506,914 shares of common stock to the former stockholders of Portsmith in connection with the acquisition of Portsmith.

     Effective May 29, 2003, the Company agreed with Jackson Walker L.L.P., the Company's legal counsel, to pay for certain legal fees in shares of our common stock. As a result the Company issued 289,012 shares for payment of $361,000 of legal services and 127,570 shares for the payment of $289,000 of legal services.

     Effective June 6, 2003, 865,051 shares of Series E preferred stock converted into 865,051 shares of common stock and 729,407 shares of Series F preferred stock converted into 729,407 shares of common stock.

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

     We are currently restricted from paying dividends in accordance with the terms of our bank line of credit. Additionally, we may not pay any cash dividends on our common stock without the consent of the Series C preferred stockholders.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES
               None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     The annual meeting was held on May 21, 2003, at which meeting stockholders were asked to consider and vote upon the election of a director whose term of office expired in 2003. Charles R. Mollo was re-elected to the board of directors to serve until the annual meeting of stockholders to be held in 2006, with 17,154,954 shares voting for, 0 shares voting against, 244,932 shares abstaining and 4,500 broker non-votes.

     Jerre L. Stead and Larry M. Carr will continue to serve as directors of the Company until the annual meeting of stockholders to be held in 2004. Jeffrey R. Harris and William O. Hunt will continue to serve as directors of the Company until the annual meeting of stockholders to be held in 2005.

ITEM 5.      OTHER INFORMATION:

         The information set forth below regarding Risk Factors and Business that would otherwise be filed in a separate Form 8-K is being filed under this
Item 5.

                                  RISK FACTORS

         INVESTING IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISKS AND ALL OTHER INFORMATION CONTAINED IN OUR PUBLIC FILINGS BEFORE MAKING AN INVESTMENT DECISION ABOUT OUR COMMON STOCK. WHILE THE RISKS DESCRIBED BELOW ARE THE ONES WE BELIEVE ARE MOST IMPORTANT FOR YOU TO CONSIDER, THESE RISKS ARE NOT THE ONLY ONES THAT WE FACE. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCURS, OUR BUSINESS, OPERATING RESULTS OR FINANCIAL CONDITION COULD SUFFER, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE AND YOU COULD LOSE ALL OR PART OF YOUR INVESTMENT.

                          RISKS RELATED TO OUR BUSINESS

If our revenue is not sufficient to absorb our expenses, we will not be profitable in the future.

         We have experienced significant operating losses since inception and, as of June 30, 2003, have an accumulated deficit of $103.0 million. We intend to make expenditures, specifically in research and development, on an ongoing basis, primarily from cash generated from operations and, if available, from lines of credit, as we develop and introduce new products and expand into new markets. If we do not achieve revenue growth sufficient to absorb our planned expenses, we will experience additional losses in future periods. In addition, there can be no assurance that we will achieve or sustain profitability.

Our future success is dependent on market acceptance of our power products. If acceptance of these products does not continue to grow, we will be unable to increase or sustain our revenue, and our business will be severely harmed. If we do not gain market acceptance of our products and technology, we will be unable to achieve anticipated revenue or maintain revenue.

         If we do not achieve widespread market acceptance of our power products and technology, we may not maintain our existing revenue or achieve anticipated revenue. For example, we currently derive a material portion of our revenue from the sale of our recently introduced Juice product. Juice is a power charging product, which is a combination AC/DC power adapter for notebook computers, PDAs, and mobile phones. Combination AC/DC power adapters represent a new product category in the mobile electronic industry. We anticipate that a material portion of our revenue in the foreseeable future will be derived from Juice and similar power products in this new market category that we are currently developing or plan to develop. We can give no assurance that this market category will develop sufficiently to cover our expenses and costs or that we will be able to develop similar power products. Moreover, our power products may not achieve widespread market acceptance if:

                  o we fail to complete development of these products in a timely manner;

                  o we fail to achieve the performance criteria required of these products by our customers; or

                  o        competitors introduce similar or superior products.

         In addition, the retail version of the Juice product includes a universal feature that allows a single version of the product to be used with almost any notebook computer. If notebook computer manufacturers choose to design and manufacture their products in such a way as to limit the use of universal devices with their computers, it could reduce the applicability of a universal device and limit market acceptance of the product at the retail level.

Our operating results are subject to significant fluctuations, and if our results are worse than expected, our stock price could fall.

         Our operating results have fluctuated in the past, and may continue to fluctuate in the future. It is likely that in some future quarter or quarters our operating results will be below the expectations of securities analysts and investors. If this happens, the market price for our common stock may decline significantly. The factors that may cause our operating results to fall short of expectations include:

o the timing of our new product and technology introductions and product enhancements relative to our competitors or changes in our or our competitors' pricing policies;

o market acceptance of our power, handheld connectivity, and PCI expansion products;

o        the size and timing of customer orders;

o        delay or failure to fulfill orders for our products on a timely basis;

o distribution of or changes in our revenue among OEMs, private-label resellers and distribution partners;

o        our inability to accurately forecast our contract manufacturing needs;

o difficulties with new product production implementation or supply chain;

o        our suppliers' ability to perform under their contracts with us;

o product defects and other product quality problems which may result from the development of new products;

o the degree and rate of growth of the markets in which we compete and the accompanying demand for our products;

o our ability to expand our internal and external sales forces and build the required infrastructure to meet anticipated growth; and

o        seasonality of sales.

         Many of these factors are beyond our control. For these reasons, you should not rely on period-to-period comparisons and short-term fluctuations of our financial results to forecast our future long-term performance.

If we fail to continue to introduce new products and product enhancements that achieve broad market acceptance on a timely basis, we will not be able to compete effectively, and we will be unable to increase or maintain our revenue.

         The market for our products is highly competitive and in general is characterized by rapid technological advances, changing customer needs and evolving industry standards. If we fail to continue to introduce new products and product enhancements that achieve broad market acceptance on a timely basis, we will not be able to compete effectively, and we will be unable to increase or maintain our revenue. Our future success will depend in large part upon our ability to:

o develop, in a timely manner, new products and services that keep pace with developments in technology and customer requirements;

o meet potentially new manufacturing requirements and cover potentially higher manufacturing costs of new products;

o deliver new products and services through appropriate distribution channels; and

o respond effectively to new product announcements by our competitors by quickly introducing competing products.

         We may not be successful in developing and marketing, on a timely and cost-effective basis, either enhancements to existing products or new products that respond to technological advances and satisfy increasingly sophisticated customer needs. If we fail to introduce or sell new products, our operating results may suffer. In addition, if new industry standards emerge that we do not anticipate or adapt to, our products could be rendered obsolete and our business could be materially harmed. Alternatively, any delay in the development of technology upon which our products are based could result in our inability to introduce new products as planned. The success and marketability of technology and products developed by others is beyond our control.


         We have experienced delays in releasing new products in the past, which resulted in lower quarterly revenue than expected. For example, our recent introduction of our AC/DC power combination product, Juice 70, was delayed approximately 13 weeks due to necessary modifications required to meet safety certification and production start up requirements. Further, our efforts to develop new and similar products could be delayed due to unanticipated manufacturing requirements and costs. Delays in product development and introduction could result in:

                  o        loss of or delay in revenue and loss of market share;

                  o negative publicity and damage to our reputation and brand;

                  o decline in the average selling price of our products and decline in our overall gross margins; and

                  o adverse reactions in our sales and distribution channels.

The average selling prices of our products may decrease over their sales cycles, especially upon the introduction of new products, which may negatively affect our gross margins.


         Our products may experience a reduction in the average selling prices over their respective sales cycles. Further, as we introduce new or next generation products, sales prices of previous generation products may decline substantially. In order to sell products that have a falling average selling price and maintain margins at the same time, we need to continually reduce product and manufacturing costs. To manage manufacturing costs, we must collaborate with our third-party manufacturers to engineer the most cost-effective design for our products. There can be no assurances we will be successful in our efforts to reduce these costs. In order to do so, we must carefully manage the price paid for components used in our products as well as manage our freight and inventory costs to reduce overall product costs. If we are unable to reduce the cost of older products as newer products are introduced, our average gross margins may decline.

We depend on large purchases from a few significant customers, and any loss, cancellation or delay in purchases by these customers could cause a shortfall in revenue.

         We have historically derived a substantial portion of our revenue from a relatively small number of customers. Our five largest customers comprised 55% of our revenue for the six months ended June 30, 2003 and 58% for the year ended December 31, 2002. These customers typically do not have minimum purchase requirements and can stop purchasing our products at any time or with very short notice. In addition, most customer agreements are short term and non-exclusive and provide for purchases on a purchase order basis. We expect that a small number of customers will continue to represent a substantial percentage of our sales.

         For example, IBM, which currently buys power products and private-labeled monitor stands, accounted for 14% of our revenue for the six months ended June 30, 2003 and 20% for year ended December 31, 2002. Symbol, which buys handheld connectivity devices, accounted for 14% of our revenue for the six months ended June 30, 2003 and 20% for the year ended December 31, 2002. In the event IBM, Symbol or any of our other major customers reduce, delay or cancel orders with us, and we are not able to sell our products to new customers at comparable levels, our revenue could decline significantly. In addition, any difficulty in collecting amounts due from one or more key customers would negatively impact our result of operations.

Our success depends in part upon sales to OEMs, whose unpredictable demands and requirements may subject us to potential adverse revenue fluctuations.

         We expect that we will continue to be dependent upon a limited number of OEMs for a significant portion of our revenue in future periods. No OEM is presently obligated either to purchase a specified amount of products or to provide us with binding forecasts of product purchases for any period. Our products are typically one of many related products used by portable computer users. Demand for our products is therefore subject to many risks beyond our control, including, among others:

o        competition faced by our OEM customers in their particular end markets;

o        market acceptance of our technology and products by our OEM customers;

o technical challenges which may or may not be related to the components supplied by us;

o the technical, sales and marketing and management capabilities of our OEM customers; and

o        the financial and other resources of our OEM customers.

         The reduction, delay or cancellation of orders from our significant OEM customers, or the discontinuance of the use of our products by our end users may subject us to potential adverse revenue fluctuations.

Our success is dependent in part upon our relationships with two strategic private-label resellers.

         During the second quarter of 2003, we entered into relationships with Kensington and Fellowes to sell our power products on a private-label basis. We expect these relationships to be critical to our success. Under the terms of our agreements with both Kensington and Fellowes, our direct access to international markets or to certain U.S. markets has been limited. Further, each agreement provides that we may not enter into any more than one additional broad-based distribution agreement, thereby currently preventing us from entering into any other broad-based distribution agreements. Accordingly, our success will depend in part upon their ability and willingness to effectively and widely distribute and market our products. For example, because the Fellowes distribution chain includes large retailers such as Wal-Mart, Sears, Office Depot, Office Max, Staples and Target, we are precluded from distributing to these retailers directly. As of June 30, 2003, we have only filled one purchase order from Kensington and have not yet shipped any product to Fellowes. If either Kensington or Fellowes does not purchase the volume of products that we anticipate, our results of operations will suffer. Following the first initial purchase orders, Fellowes does not have minimum purchase requirements under its agreement. In order for Kensington to maintain certain benefits under the agreement, it must purchase a minimum amount in the first year.

         Success of the relationship with Kensington and Fellowes will also depend in part upon the success of each of them in marketing and selling our products on a private-label basis outside of the United States. The international sales by our private-label resellers are subject to a number of risks that could limit sales of our products. These risks include:

o        the impact of possible recessionary environments in foreign economies;

o        political and economic instability;

o        unexpected changes in regulatory requirements;

o        export restriction and availability of export licenses; and

o        tariffs and other trade barriers.

We outsource the manufacturing and fulfillment of our products, which limits our control of the manufacturing process and may cause a delay in our ability to fill orders.

         Most of our products are produced under contract manufacturing arrangements with several manufacturers in China, Taiwan and the United States. Our reliance on third party manufacturers exposes us to risks, which are not in our control, and our revenue could be negatively impacted. Any termination of or significant disruption in our relationship with our manufacturers may prevent us from filling customer orders in a timely manner, as we generally do not maintain large inventories of our products, and will negatively impact our revenue.

         Our use of contract manufacturers reduces control over product quality and manufacturing yields and costs. We depend upon our contract manufacturers to deliver products that are free from defects, competitive in cost and in compliance with our specifications and delivery schedules. Moreover, although arrangements with such manufacturers may contain provisions for warranty obligations on the part of contract manufacturers, we remain primarily responsible to our customers for warranty obligations. Disruption in supply, a significant increase in the cost of the assembly of our products, failure of a contract manufacturer to remain competitive in price, the failure of a contract manufacturer to comply with any of our procurement needs or the financial failure or bankruptcy of a contract manufacturer could delay or interrupt our ability to manufacture or deliver our products to customers on a timely basis. In addition, a recurrence of the Severe Acute

Respiratory Syndrome, or SARS, outbreak in China could result in quarantines or closures of our third party manufacturers or their suppliers.

         Hipro is currently the exclusive manufacturer of our Juice products. Our agreement with Hipro does not permit us to second source our Juice product from any other manufacturer. On occasion, however, OEMs require a relationship with a second qualified manufacturer. Accordingly, unless Hipro allows us to secure a second source for such customers or we are not able to find a manufacturer willing to operate in a back-up relationship to Hipro in circumstances where Hipro can not meet our manufacturing needs, our exclusive arrangement may prevent us from working with some OEMs. In addition, Hipro manufactures our products on a purchase order basis and does not dedicate manufacturing capacity to us. Any disruption in our relationship with Hipro and/or the inability of Hipro to meet our manufacturing needs could harm our business. In order to replace Hipro we would have to identify and qualify an alternative supplier. This process could take several months to complete and would significantly impair our ability to fulfill customer orders.

         We generally provide our third-party contract manufacturers with a rolling forecast of demand which they use to determine our material and component requirements. Lead times for ordering materials and components vary significantly and depend on various factors, such as the specific supplier, contract terms and demand and supply for a component at a given time. Some of our components have long lead times. For example, certain electronic components used in our Juice product have lead times that range from six to ten weeks. If our forecasts are less than our actual requirements, our contract manufacturers may be unable to manufacture products in a timely manner. If our forecasts are too high, our contract manufacturers will be unable to use the components they have purchased on our behalf, which may require us to purchase the components from them before they are used in the manufacture of our products.

         We rely on a contract fulfillment provider to warehouse our iGo branded finished goods inventory and to ship our iGo branded products to our customers. We do not have a long-term contract with our fulfillment provider. Any termination of or significant disruption in our relationship with our fulfillment provider may prevent customer orders from being fulfilled in a timely manner, as it would require that we relocate our finished goods inventory to another warehouse facility and arrange for shipment of products to our customers.

Our reliance on sole sources for key components may inhibit our ability to meet customer demand.

         The principal components of our products are purchased from outside vendors. Several of these vendors are the sole source of supply of the components that they supply. Examples of sole source critical components include two different programmable microprocessors used in various models of our handheld connectivity products. We do not have long term supply agreements with the manufacturers of these components or with our contract manufacturers. We obtain both components and products under purchase orders.

         We depend upon our suppliers to deliver components that are free from defects, competitive in functionality and cost and in compliance with our specifications and delivery schedules. Disruption in supply, a significant increase in the cost of one or more components, failure of a supplier to remain competitive in functionality or price, the failure of a supplier to comply with any of our procurement needs or the financial failure or bankruptcy of a supplier could delay or interrupt our ability to manufacture or deliver our products to customers on a timely basis.

         Any termination of or significant disruption in our relationship with our suppliers may prevent us from filling customer orders in a timely manner as we generally do not maintain large inventories of components or products. In the event that a termination or disruption were to occur, we would have to find and qualify an alternative source. The time it would take to complete this process would vary based upon the size of the supplier base and the complexity of the component or product. Delays could range from as little as a few days to six months, and, in some cases, a suitable alternative may not be available at all.

If we fail to protect our intellectual property, our business and ability to compete could suffer.


         Our success and ability to compete are dependent upon our internally developed technology and know-how. We rely primarily on a combination of patent protection, copyright and trademark laws, trade secrets, nondisclosure agreements and technical measures to protect our proprietary rights. While we have certain patents and patents pending, there can be no assurance that patents pending or future patent applications will be issued or that, if issued, those patents will not be challenged, invalidated or circumvented or that rights granted thereunder will provide meaningful protection or other commercial advantage to us. Moreover, there can be no assurance that any patent rights will be upheld in the future or that we will be able to preserve any of our other intellectual property rights.


         We typically enter into confidentiality, noncompete or invention assignment agreements with our key employees, distributors, customers and potential customers, and limit access to, and distribution of, our product design documentation and other proprietary information. There can be no assurance that our confidentiality agreements, confidentiality procedures, noncompetition agreements or other factors will be adequate to deter misappropriation or independent third-party development of our technology or to prevent an unauthorized third party from obtaining or using information that we regard as proprietary. Litigation has been, and will in the future be, necessary to defend our intellectual property rights, which has in the past and could in the future result in substantial cost to, and divisions of efforts by, us.

We may be subject to intellectual property infringement claims that are costly to defend and could limit our ability to use certain technologies in the future.

         The laws of some foreign countries do not protect or enforce proprietary rights to the same extent as do the laws of the United States. In addition, under current law, certain patent applications filed with the United States Patent and Trademark Office before November 29, 2000 may be maintained in secrecy until a patent is issued. Patent applications filed with the United States Patent and Trademark Office on or after November 29, 2000, as well as patent applications filed in foreign countries, may be published some time after filing but prior to issuance. The right to a patent in the United States is attributable to the first to invent, not the first to file a patent application. We cannot be sure that our products or technologies do not infringe patents that may be granted in the future pursuant to pending patent applications or that our products do not infringe any patents or proprietary rights of third parties. In the event that any relevant claims of third-party patents are upheld as valid and enforceable, we could be prevented from selling our products or could be required to obtain licenses from the owners of such patents or be required to redesign our products to avoid infringement. There can be no assurance that such licenses would be available or, if available, would be on terms acceptable to us or that we would be successful in any attempts to redesign our products or processes to avoid infringement. Our failure to obtain these licenses or to redesign our products would have a material adverse effect on our business.

         There can be no assurance that our competitors will not independently develop technology similar to existing proprietary rights of others. We expect that our products will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. There can be no assurance that third parties will not assert infringement claims against us in the future or, if infringement claims are asserted, that such claims will be resolved in our favor. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms favorable to us, if at all. In addition, litigation may be necessary in the future to protect our trade secrets or other intellectual property rights, or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources. For example, we recently settled a lawsuit with Comarco, Inc. in which each party made patent infringement claims against the other. We incurred significant costs in the lawsuit and devoted substantial time and efforts of certain employees and members of management to this lawsuit.

Acquisitions could have negative consequences, which could harm our business.

         We have acquired, and may pursue opportunities to acquire businesses, products or technologies that complement or expand our current capabilities. Acquisitions could require significant capital infusions and could involve many risks including, but not limited to, the following:

o difficulties in assimilating and integrating the operations, products and workforce of the acquired companies;

o acquisitions may negatively impact our results of operations because they may require large one-time charges or could result in increased debt or contingent liabilities, adverse tax consequences, substantial depreciation or deferred compensation charges, or the amortization or write down of amounts related to deferred compensation, goodwill and other intangible assets;

o        acquisitions may be dilutive to our existing stockholders;

o acquisitions may disrupt our ongoing business and distract our management; and

o        key personnel of the acquired company may decide not to work for us.

         We may not be able to identify or consummate any future acquisitions on acceptable terms, or at all. If we do pursue any acquisitions, it is possible that we may not realize the anticipated benefits from such acquisitions.

We may not be able to adequately manage our anticipated growth, which could impair our efficiency and negatively impact operations.

         Our success depends on our ability to manage growth effectively. If we do not effectively manage this growth, we may not be able to operate efficiently or maintain the quality of our products. Either outcome could materially and adversely affect our operating results. As we continue to develop new products and bring them to market, we will be required to manage multiple projects, including the design and development of products and their transition to high volume manufacturing. This will place a significant strain on our operational, financial and managerial resources and personnel, our management information systems, and our operational and financial controls. To effectively manage our growth we must:

o        increase research and development resources;

o install and implement adequate controls and management information systems in an effective, efficient and timely manner;

o        increase the managerial skills of our supervisors;

o maintain and strengthen our relationships with our contract manufacturers and fulfillment provider; and

o        more effectively manage our supply chain.

We have experienced returns of our products, which could in the future harm our reputation and negatively impact our operating results.

         In the past, some of our customers have returned products to us because the product did not meet their expectations, specifications and requirements. These returns were 4% of revenue for the six months ended June 30, 2003 and 5% of revenue for the year ended December 31, 2002. It is likely that we will experience some level of returns in the future and, as our business grows, this level may be more difficult to estimate. A portion of our sales to distributors is generally under terms that provide for certain stock balancing privileges. Under the stock balancing programs, some distributors are permitted to return up to 20% of their prior quarter's purchases, provided that they place a new order for equal or greater dollar value of the amount returned.

         Also, returns may adversely affect our relationship with those customers and may harm our reputation. This could cause us to lose potential customers and business in the future. We maintain a financial reserve for future returns that we believe is adequate given our historical level of returns. If returns increase, however, our reserve may not be sufficient and operating results could be negatively affected.

We may have design quality and performance issues with our products that may adversely affect our reputation and our operating results.

         A number of our products are based on new technology and the designs are complex. As such, they may contain undetected errors or performance problems, particularly during new or enhanced product launches. Despite product testing prior to introduction, our products have in the past, on occasion, contained errors that were discovered after commercial introduction. Errors or performance problems may also be discovered in the future. Any future defects discovered after shipment of our products could result in loss of sales, delays in market acceptance or product returns and warranty costs. We attempt to make adequate allowance in our new product release schedule for testing of product performance. Because of the complexity of our products, however, our release of new products may be postponed should test results indicate the need for redesign and retesting, or should we elect to add product enhancements in response to customer feedback. In addition, third-party products, upon which our products are dependent, may contain defects which could reduce or undermine the performance of our products and adversely affect our operating results.

We may incur product liability claims which could be costly and could harm our reputation.

         The sale of our products involves risk of product liability claims against us. We currently maintain product liability insurance, but our product liability insurance coverage is subject to various coverage exclusions and limits and may not be obtainable in the future on terms acceptable to us, or at all. We do not know whether claims against us with respect to our products, if any, would be successfully defended or whether our insurance would be sufficient to cover liabilities resulting from such claims. Any claims successfully brought against us could harm our business.

If we are unable to hire additional qualified personnel as necessary or if we lose key personnel, we may not be able to successfully manage our business or achieve our objectives.

         We believe our future success will depend in large part upon our ability to identify, attract and retain highly skilled managerial, engineering, sales and marketing, finance and operations personnel. Competition for personnel in the technology industry is intense, and we compete for personnel against numerous companies, including larger, more established companies with significantly greater financial resources. There can be no assurance we will be successful in identifying, attracting and retaining personnel.

         Our success also depends to a significant degree upon the continued contributions of our key management, engineering, sales and marketing, finance and manufacturing personnel, many of whom would be difficult to replace. In particular, we believe that our future success depends on Charles R. Mollo, Chief Executive Officer and President, Joan W. Brubacher, Executive Vice President and Chief Financial Officer and Timothy S. Jeffries, Executive Vice President and Chief Operating Officer. We do not maintain key person life insurance on any of our executive officers. Except for Messrs. Mollo and Jeffries and Ms. Brubacher, we do not have employment contracts covering any of our senior management. The loss of the services of any of our key personnel, the inability to identify, attract or retain qualified personnel in the future or delays in hiring required personnel could make it difficult for us to manage our business and meet key objectives, such as timely product introductions.

We may not be able to secure additional financing to meet our future capital needs.

         We expect to expend significant capital to further develop our products, increase awareness of our brand names and to expand our operating and management infrastructure as needed to support our anticipated growth. We may use capital more rapidly than currently anticipated. Additionally, we may incur higher operating expenses and generate lower revenue than currently expected, and we may be required to depend on external financing to satisfy our operating and capital needs, including the repayment of our debt obligations. We may be unable to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding. If we do raise funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced, and the securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock or may be issued at a discount to the market price of our common stock which would result in dilution to our existing stockholders. If we raise additional funds by issuing debt, we may be subject to debt covenants, such as the debt covenants under our secured credit facility, which could place limitations on our operations including our ability to declare and pay dividends. Our inability to raise additional funds on a timely basis would make it difficult for us to achieve our business objectives and would have a negative impact on our business, financial condition and results of operations.

                          RISKS RELATED TO OUR INDUSTRY

Intense competition in the market for mobile electronic devices could adversely affect our revenue and operating results.

         The market for mobile electronic devices in general is intensely competitive, subject to rapid changes and sensitive to new product introductions or enhancements and marketing efforts by industry participants. We expect to experience significant and increasing levels of competition in the future. There can be no assurance that we can maintain our competitive position against current or potential competitors, especially those with greater financial, marketing, service, support, technical or other competitive resources. Recently, we settled a patent infringement suit with Comarco, one of our competitors in power products, that resulted in a cross license, which does not include the right to sub-license, relating to our respective power product technology. As a result, Comarco may be positioned to develop and market power products that are substantially similar to our products.

         We currently compete with the internal design efforts of both our OEM and non-OEM customers. These OEMs, as well as a number of our non-OEM competitors, have larger technical staffs, more established and larger marketing and sales organizations and significantly greater financial resources than we do. There can be no assurance that such competitors will be unable to respond as quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the development, sale and promotion of their products better than we do or develop products that are superior to our products or that achieve greater market acceptance.

         Our future success will depend, in part, upon our ability to increase sales in our targeted markets. There can be no assurance that we will be able to compete successfully with our competitors or that the competitive pressures we face will not have a material adverse effect on our business. Our future success will depend in large part upon our ability to increase our share of our target market and to sell additional products and product enhancements to existing customers. Future competition may result in price reductions, reduced margins or decreased sales.

Should the market demand for mobile electronic devices decrease, we may not achieve anticipated revenue.

         The demand for the majority of our products and technology is primarily driven by the underlying market demand for mobile electronic devices. Should the growth in demand for mobile electronic devices be inhibited, we may not be able to increase or sustain revenue. Industry growth depends in part on the following factors:

o increased demand by consumers and businesses for mobile electronic devices; and

o        the number and quality of mobile electronic devices in the market.

         The market for our products and services depends on economic conditions affecting the broader information technology market. Prolonged weakness in this market has caused in the past and may cause in the future customers to reduce their overall information technology budgets or reduce or cancel orders for our products. In this environment, our customers may experience financial difficulty, cease operations and fail to budget or reduce budgets for the purchase of our products and services. This, in turn, may lead to longer sales cycles, delays in purchase decisions, payment and collection, and may also result in downward price pressures, causing us to realize lower revenue and operating margins. In addition, general economic uncertainty and the recent general decline in capital spending in the information technology sector make it difficult to predict changes in the purchasing requirements of our customers and the markets we serve. We believe that, in light of these events, some businesses have and may continue to curtail or suspend capital spending on information technology. These factors may cause our revenue and operating margins to decline.

If our products fail to comply with domestic and international government regulations, or if these regulations result in a barrier to our business, our revenue could be negatively impacted.

         Our products must comply with various domestic and international laws, regulations and standards. For example, the shipment of our products from the countries in which they are manufactured to other international or domestic locations requires us to obtain export licenses and to comply with possible import restrictions of the countries in which we sell our products. In the event that we are unable or unwilling to comply with any such laws, regulations or standards, we may decide not to conduct business in certain markets. Particularly in international markets, we may experience difficulty in securing required licenses or permits on commercially reasonable terms, or at all. In addition, we are generally required to obtain both domestic and foreign regulatory and safety approvals and certifications for our products. Failure to comply with existing or evolving laws or regulations, including export and import restrictions and barriers, or to obtain timely domestic or foreign regulatory approvals or certificates could negatively impact our revenue.

                         RISKS RELATED TO OUR COMMON STOCK

Our common stock price has been volatile, which could result in substantial losses for stockholders.

         Our common stock is currently traded on the Nasdaq National Market. We have in the past experienced, and may in the future experience, limited daily trading volume. The trading price of our common stock has been and may continue to be volatile. The market for technology companies, in particular, has at various times experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may significantly affect the trading price of our common stock, regardless of our actual operating performance. The trading price of our common stock could be affected by a number of factors, including, but not limited to, changes in expectations of our future performance, changes in estimates by securities analysts (or failure to meet such estimates), quarterly fluctuations in our sales and financial results and a variety of risk factors, including the ones described elsewhere in this prospectus. Periods of volatility in the market price of a company's securities sometimes result in securities class action litigation. If this were to happen to us, such litigation would be expensive and would divert management's attention. In addition, if we needed to raise equity funds under adverse conditions, it would be difficult to sell a significant amount of our stock without causing a significant decline in the trading price of our stock.

Our stock price may decline if additional shares are sold in the market.

         As of August 11, 2003, we had 23,551,942 shares of common stock outstanding. All but 3,009,881 of the outstanding shares may currently be sold by stockholders. We have agreed to register the 3,009,881 shares not currently eligible for sale. Of the 23,551,942 shares of common stock currently outstanding, 7,200,000 shares were issued by us directly to stockholders pursuant to registration statements filed with the SEC; 1,367,822 shares are eligible for sale or have been sold pursuant to a registration statement currently effective with the SEC; and approximately 11,974,239 shares are eligible for resale or have been sold pursuant to Rule 144.

         Future sales of substantial amounts of shares of our common stock by our existing stockholders in the public market, or the perception that these sales could occur, may cause the market price of our common stock to decline. We may be required to issue additional shares upon exercise of previously granted options and warrants that are currently outstanding. As of August 11, 2003, we had 2,484,527 shares of common stock issuable upon exercise of stock options under the stock option plan, of which 956,925 options were exercisable as of August 11, 2003; a total of 383,915 shares available for future issuance under our stock option plan; 164,685 shares issuable under options granted outside our plan; 1,828,461 shares of common stock issuable under our Employee Stock Purchase Plan; warrants to purchase 410,123 shares of common stock; and 548,047 shares of common stock issuable upon the conversion of 491,258 shares of Series C preferred stock convertible at a 1-to-1.1156 basis. Increased sales of our common stock in the market after exercise of currently outstanding options could exert significant downward pressure on our stock price. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price we deem appropriate.

Our executive officers, directors and principal stockholders have substantial influence over us.

         As of June 30, 2003, our executive officers, directors and principal stockholders together beneficially own approximately 19.8% of the outstanding shares of common stock. As a result, these stockholders, acting together, may be able to exercise substantial influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may also have the effect of delaying or preventing a change in our control that may be viewed as beneficial by the other stockholders.


         In addition, our certificate of incorporation does not provide for cumulative voting with respect to the election of directors. Consequently, our present directors, executive officers, principal stockholders and our respective affiliates may be able to control the election of the members of the board of directors. Such a concentration of ownership could have an adverse effect on the price of the common stock, and may have the effect of delaying or preventing a change in control, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.


Provisions of our certificate of incorporation and bylaws could make a proposed acquisition that is not approved by our board of directors more difficult.

         Some provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us even if a change of control would be beneficial to our stockholders. These provisions include:

o authorizing the issuance of preferred stock, with rights senior to those of the common stockholders, without common stockholder approval;

o        prohibiting cumulative voting in the election of directors;

o a staggered board of directors, so that no more than two of our five directors are elected each year; and

o        limiting the persons who may call special meetings of stockholders.

Our stockholder rights plan may make it more difficult for others to obtain control over us, even if it would be beneficial to our stockholders.


         In June 2003, our board of directors adopted a stockholders rights plan. Pursuant to its terms, we have distributed a dividend of one right for each outstanding share of common stock. These rights cause substantial dilution to the ownership of a person or group that attempts to acquire us on terms not approved by our board of directors and may have the effect of deterring hostile takeover attempts. These provisions could discourage a future takeover attempt which individual stockholders might deem to be in their best interests or in which shareholders would receive a premium for their shares over current prices.

Delaware law may delay or prevent a change in control.

         We are subject to the provisions of Section 203 of the Delaware General Corporation Law. These provisions prohibit large stockholders, in particular a stockholder owning 15% or more of the outstanding voting stock, from consummating a merger or combination with a corporation unless this stockholder receives board approval for the transaction or 66 2/3% of the shares of voting stock not owned by the stockholder approve the merger or transaction. These provisions could discourage a future takeover attempt which individual stockholders might deem to be in their best interests or in which shareholders would receive a premium for their shares over current prices.

                                    BUSINESS

Our Company

         We are a leading provider of innovative products and solutions for the mobile electronic industry. We utilize our proprietary technology to design and develop products that make mobile electronic devices more efficient and cost effective, thus enabling professionals and consumers higher utilization of their mobile devices and the ability to access information more readily.

         We have created a broad base of branded and private-label products that focus on providing power, enhancing handheld connectivity and expanding peripheral computer interface, or PCI, capabilities. We primarily sell our products through OEMs such as IBM, Symbol Technologies, Gateway and Apple Computer; private-label resellers such as Kensington and Fellowes; distributors such as Ingram Micro and Tech Data; retailers such as RadioShack; resellers such as CDW and Insight; and directly to end users through our iGo brand website, www.igo.com(R).

         Our power products, marketed either under a private-label or our iGo brand, include our combination AC/DC universal power adapter. Juice, an iGo branded product, allows users to charge a variety of their electronic devices from AC power sources located in a home or office as well as DC power sources, located in automobiles, planes and trains. In addition, Juice can be used to simultaneously charge a notebook computer and another peripheral device such as a mobile phone or personal digital assistant, or PDA.

         Our other key product categories are handheld connectivity and PCI expansion. Our handheld products primarily include charging cradles for handheld devices that allow users to have a direct connection to a network environment. Handheld products also include our Quickoffice and other software suites that provide word processing, spreadsheet and presentation program capabilities to the users of Palm or Symbian operating system handheld or smartphone devices. In addition, the software allows users to edit and sync Microsoft Office documents. Our PCI expansion products include devices designed to increase the storage capacity and computing capability of notebook, desktop or server computers.

         We believe our competitive advantages include the innovative designs and multi-function capabilities of our products combined with our broad OEM, private-label reseller and distribution relationships. For example, our recently launched Juice product is gaining wide market acceptance and represented the most significant component of our revenue growth in the first six months of 2003. We intend to continue developing and marketing innovative products and solutions for the mobile device user.

Our Industry

         Over the past two decades, technological advancements in the electronics industry have greatly expanded mobile device capabilities. Mobile electronic devices, many of which can be used for both business and personal purposes, include notebook computers, mobile telephones, PDAs, digital cameras, smartphones and portable digital video display, or DVD players. The popularity of these devices are benefiting from reductions in size, weight and cost and improvements in functionality, storage capacity and reliability. In addition, advances in wireless connectivity technologies, such as Bluetooth and Wi-Fi, have enabled remote access to data networks and Internet.

         The increased functionality and ability to access and manage information remotely is driving the proliferation of mobile electronic devices and applications. As the work force becomes more mobile and spends more time away from traditional work settings, users have sought out and become reliant on tools that provide management of critical information and access to wireless voice and data networks.

         Mobile computing users expect the same functionality and connectivity in their mobile devices that they possess at their home or office. For example, today's notebook computers are substantially similar in functionality to desktop computers in terms of processor speeds, memory and storage capacity. According to IDC, the worldwide market for portable computers is expected to grow at a compounded annual growth rate, or CAGR of about 12.9% from 35.3 million units in 2003 to about 57.3 million units in 2007. The U.S. market is expected to grow at a CAGR of about 12.24% from 12.6 million units in 2003 to about 19.9 million units in 2007. We expect this trend to continue.

         Handheld devices targeting either business or consumer applications are increasingly being adopted as greater functionality allows for the creation, capture and management of information. These devices include PDAs and smartphones. Each of these devices needs to be powered, connected when in the home, the office, or on the road, and can be accessorized and represents an opportunity for one or more of our products.

         According to IDC, the worldwide market for handheld computing devices is expected to grow at a CAGR of about 7.9% from 12.3 million units in 2003 to about 16.7 million units in 2007 and the U.S. market for handheld electronic devices is expected to grow at a CAGR of about 2.3% from 6.3 million units in 2003 to about 6.9 million units by 2007. According to IDC, the worldwide market for converged handheld devices, including smart handheld computing devices, is expected to grow at a compounded annual growth rate, or CAGR of about 57.6% from
13.1 million units in 2003 to about 80.6 million units in 2007. The US market is expected to grow at a CAGR of about 64.8% from 3.4 million units in 2003 to about 25.3 million units in 2007. According to IDC, the aggregate worldwide market for portable computing devices and smart handheld computing device totals about 154.6 million units by 2007.

         INDUSTRY CHALLENGES. As mobile electronic devices gain widespread acceptance, users will continue to confront limitations on their use, driven by such things as battery life, charging flexibility and compatibility, connectivity and performance. Furthermore, as users seek to manage multiple devices in their daily routine, the limitations of any one of these functions will tend to be exacerbated.

         Power. Mobile electronic device users, by definition, largely require the use of their devices while away from their home or office. Many portable devices offer designs and form factors that support portability and travel comfort; however, mobile devices have limited battery life, which necessitates the need to frequently connect to a power source to operate the device or recharge the battery. A number of factors limit the efficient use and charging of these devices:

                  o Most power adapters are compatible with either AC only power sources located in places such as a home or office, or DC only power sources such as those located in automobiles, planes and trains;

                  o The majority of power adapters are model-specific requiring a mobile user to carry a dedicated power adapter for each device;

                  o Mobile electronic devices are generally packaged with only one power adapter and many users purchase additional power adapters for convenience and ease of use; and

                  o Mobile users tend to carry multiple electronic devices and at times only one power source is available, such as an automobile's cigarette lighter, limiting a user's ability to recharge multiple devices.

         Mobile electronic device users, who usually have limited available space in their briefcase or luggage, desire solutions that make their mobile experience more convenient. We believe this creates the need for a universal power adapter that has the ability to simultaneously charge multiple mobile devices.

         Handheld Connectivity. Handheld devices continue to face challenges with respect to their ability to interface directly with a network and across various software operating systems.

         Traditional handheld connectivity devices, known as cradles, offer limited options to communicate with networks, computer peripherals and display devices without the presence of a portable or desktop computer. Additionally, commonly used software applications, such as Microsoft Office, are not available on handheld devices using the Palm or Symbian operating systems.

         We believe the need exists for solutions to address both the connectivity problems and software compatibility issues associated with handheld devices.

         PCI Expansion. PCI slots are commonly used to expand and extend computing capabilities. Computer manufacturers only provide a limited number of PCI slots in their products, limiting the space available to add additional PCI cards. We believe this provides an opportunity for solutions to conveniently and efficiently expand the availability of PCI slots.

         The heightened awareness of efficient power, space and information management creates an opportunity for solutions to address these needs. We believe our products offer innovative solutions that provide power, enhance handheld connectivity and expand PCI capabilities.

OUR SOLUTIONS

         We focus on providing a broad range of solutions that satisfy the overall needs of the mobile electronic user. Our power, handheld connectivity and PCI expansion solutions each address particular challenges as follows:

         POWER. Our power adapter product family focuses on providing innovative solutions that allow mobile device users to operate and charge their devices in a vehicle, an airplane, a home or an office. For example, our combination AC/DC universal power adapter, called Juice, allows the simultaneous charging of a portable computer and a secondary electronic device such as a mobile phone or PDA. Our power solutions provide users a new and more convenient way to use power adapters.

         HANDHELD CONNECTIVITY. Our leading connectivity products are cradles for handheld devices that provide connectivity to a network without the need for a computer and are particularly beneficial where handheld devices are the user's primary computing device. Uses include inventory management, logistics and pharmaceutical field trials. Our Quickoffice software suite provides users of handheld devices running Palm or Symbian operating systems with word processing, spreadsheet, and presentation software capability. In addition, the software allows users to edit and sync Microsoft Word, PowerPoint and Excel documents. We believe that our connectivity products effectively fill gaps in the offering of the leading handheld device OEMs and software vendors.

         PCI EXPANSION. We offer a variety of PCI slot expansion products for portable computers, desktop computers and servers. These solutions allow the users to cost effectively expand the capability of their existing computing devices thereby increasing portability, flexibility and performance needed for high-end computing applications without requiring duplicative or redundant hardware. We provide these products to a range of industries, including audio/video editing, test and measurement, industrial automation, broadcast and telephony.

OUR STRATEGY

         We intend to capitalize on our current strategic position in the mobile electronic market by continuing to introduce innovative high-technology products that suit the needs of a broad range of users in each of our major product areas. It is our goal to be a market leader in each of the product solution categories in which we will compete, and to offer mobile users unique, innovative solutions. Elements of our strategy include:

         CONTINUE TO DEVELOP INNOVATIVE PRODUCTS. We have a history of designing and developing highly differentiated products to serve the needs and enhance the experience of mobile electronic device users. For example, we recently introduced Juice, our combination AC/DC universal power adapter. Juice is the first in a series of products designed to address this growing multiple device, universal power adapter market segment. We intend to continue to develop and market a broad range of highly differentiated products that address additional markets in which we choose to compete. We also intend to protect our intellectual property position in these markets by aggressively filing for additional patents on an ongoing basis.

         EXPAND OUR OEM RELATIONSHIPS. We have relationships with original equipment manufacturers, or OEMs such as IBM, Symbol, Gateway and Apple where we provide branded and private-label products for a broad range of end-market applications. We intend to continue to expand and strengthen our relationships by designing and manufacturing high quality products to meet the exacting specifications required by our OEM customers.

         LEVERAGE OUR STRATEGIC RELATIONSHIPS. During 2003, we entered into strategic relationships with Kensington and Fellowes to private-label our existing products and co-develop next generation products. We expect that these relationships will significantly increase the availability and exposure of our products, particularly among large national and international retailers such as BestBuy, CompUSA, Circuit City, Wal-Mart, Office Depot and Staples. For example, Fellowes has a vast worldwide distribution network, encompassing nearly 30,000 retail stores.

         CAPITALIZE ON OUR STRONG DISTRIBUTION CHANNELS. We currently sell our products worldwide through leading distributors including Ingram Micro and Tech Data, and direct to RadioShack and CDW. We intend to leverage these powerful distribution relationships to provide an extensive retail presence, and enable an efficient distribution channel to provide broad availability of our products.

         PURSUE STRATEGIC ACQUISITIONS. We intend to continue to evaluate opportunities to acquire complementary businesses, technologies and products that address the mobile computing market. We also plan to pursue acquisitions that will enable us to more rapidly develop and bring to market advanced technology, to expand distribution capabilities and/or to penetrate other targeted markets or geographic locations.

Our Products

         We provide a broad range of products designed to satisfy the power and connectivity needs experienced by the mobile electronic device user while traveling, at home or in the office. Our products provide customers with solutions specifically in three aspects of mobile computing: versatile power sourcing and charging, increased handheld device functionality and PCI expansion. The following is a description of our primary products by category, which are sold both under our own brand and the private-label brands of our OEMs, and to private-label reseller, distribution and retail customers.

         POWER. We recently introduced a combination AC/DC universal power adapter, called Juice, which allows for the simultaneous charging of a portable computer and a secondary device, such as a mobile phone or PDA, in a vehicle, an airplane, a home or an office. This power adapter is compatible with a wide range of portable electronic devices and eliminates the need to carry multiple charging units. In addition, we offer a range of DC to DC power adapters, more commonly known as auto/air adapters that allow mobile computer users to power their computing device in a vehicle, a boat, or an airplane; a range of AC to DC power adapters; and a range of batteries for portable computers.

PRODUCT                    KEY FEATURES
Juice(70)                  o    AC/DC versatility. Juice is the first fully
                           integrated AC/DC universal power charger with the
                           capability of charging a notebook computer from
                           several sources of electricity including the home,
                           office, car or airplane.

                           o Universal compatibility. Patented tip technology allows a single Juice product to plug into a substantial portion of notebooks currently in the market, including those produced by major manufacturers, such as IBM, Dell, HP iPAQ, Gateway and Apple.

                           o Ample power. The current version of Juice delivers 70 watts of electricity to safely charge most notebook computers without the need for the user to determine the proper voltage settings.

                           o Multiple device charging capability. Ability to simultaneously charge a secondary device using our optional Peripheral Powering System, or PPS, accessory.

Peripheral Powering        o    Power adapter companion. The Peripheral Powering
System                     extends the System versatile power charging options
                           of our power adapter products to devices beyond
                           mobile computers, such as handhelds and mobile
                           phones.

                           o Broad compatibility. The PPS is available for a wide range of devices including handhelds manufactured by Palm, Handspring, Sony and Compaq and mobile phones produced by Nokia, Motorola, Kyocera and Ericsson.

                           o Streamlined. The PPS unit enables the power adapter to simultaneously charge a mobile computer and a secondary device, eliminating the need to carry multiple charging adapters.

                           o Ample power. Provides 7.5 watts of power to a mobile phone or PDA while simultaneously charging a notebook. An enhanced 12 watt upgrade will also be available shortly.

         It is our intent to continue to introduce highly differentiated power products that address the needs of mobile electronic device users, broaden our power product family and leverage our existing OEM, private-label reseller and distribution channel relationships. Below are details on some of our new power products that we intend to introduce over the next few quarters.

ice(90)                    o    Ample power. Our first AC notebook adapter
                           specially designed and engineered to meet the
                           requirements of higher power notebooks that are
                           typically used as desktop replacements. The current
                           version delivers 90 watts of power, with full power
                           factor correction, to safely charge most notebook
                           computers without the need for the user to determine
                           the proper voltage settings.

                           o Universal compatibility. Our tip technology allows a single Ice product to plug into a substantial portion of notebooks currently in the market, including those produced by major manufacturers, such as IBM, Dell, Hewlett Packard,
                           Compaq, Gateway and Apple.

                           o Multiple device charging capability. Ability to simultaneously charge a secondary device using our optional PPS accessory.


         AC and DC Power Adapters & Other. We offer a lower cost AC-only power adapter and DC-only power adapter for a broad range of notebook computers and other personal electronic devices such as DVD players. These products include our patented remote programmability providing compatibility with a broad range of electronic devices. In addition, we provide a broad line of notebook batteries.

         OEM Products. We also develop a range of custom power products for our OEM and private label partners, including unique products that have been, or are being, developed for OEM's such as IBM and private label partners such as Kensington and Fellowes.

         HANDHELD CONNECTIVITY. We offer a family of hardware and software solutions that expand the connectivity, flexibility and functionality of handheld and other electronic devices, including PDAs and smartphones.

         Hardware Products. We produce innovative cradles for handheld computing devices that provide a charging station and direct network connectivity without the need for a computer and are beneficial where handheld devices are the user's primary computing device. Uses include inventory management, logistics and pharmaceutical field trials. Our Pitch(TM) product allows a user to conduct presentations directly from their PDA or smartphone to a projector or monitor. Professionals who regularly conduct presentations can now choose to use a light-weight handheld device instead of their notebook computer.

         Software Products. We offer a software package called Quickoffice that provides word processing, spreadsheet and presentation program capabilities to the users of PDAs or smartphone devices. In addition, the software allows users to edit and sync Microsoft Word, PowerPoint and Excel documents on their handheld devices. Quickoffice is compatible with Palm OS and Symbian, a leading operating system for smartphones. Our software is currently offered as a bundle option with smartphones offered by Kyocera, Handspring, and Samsung; with PDA devices offered by AlphaSmart; and with Synchrologic's corporate e-mail software. In addition, we are in negotiations with other major manufacturers of smartphones.

         PCI EXPANSION. We offer a variety of PCI slot expansion products for portable computers, desktop computers and servers, including PCI to PCI expansion, CardBus to PCI expansion, Switched Fabric Expansion, Split Bridge and other non-enclosed links and board sets, and Serial PCI and SBus products. These solutions allow the user to cost effectively expand the capability of their computing device, permitting the application of solutions that were not previously possible or that were prohibitively expensive. For example, our expansion products can be used to add necessary storage or PCI capability to an existing server, eliminating the need to purchase additional servers.

         Our family of PCI expansion products also provides users of PCI-based systems the portability, flexibility and performance needed for high-end computing applications. We provide these products to a range of industries, including audio/video editing, test and measurement, industrial automation, broadcast, telephony and others that can now have scalable systems that could not previously be used in mobile settings because of system limitations.

         ACCESSORIES. In addition to our other products, we market a number of mobile device accessories such as port replicators, monitor stands, mobile phone accessories and notebook computer stands.

Sales and Marketing

         We market and sell our products on a worldwide basis to OEMs, private-label resellers, distributors, resellers, retailers and direct to end users through our iGo website. Our OEM and private-label reseller sales organization is primarily aligned along our core product lines: power, handheld connectivity and PCI expansion. In addition, our distribution channel sales team focuses on selling our iGo branded products throughout North America and the United Kingdom.

         We implement a variety of marketing activities to aggressively market our family of products. Such activities include participation in major trade shows, key OEM and distribution catalogs, distribution promotions, reseller and information technology manager advertising, on-line advertising and banner ads, direct mail and telemarketing and bundle advertisements with OEMs and distribution channel partners. In addition, we pursue a strong public relations program to educate the market regarding our products.

Customers

         We sell to OEMs, private-label resellers, distributors, resellers, retailers, direct to end users and through our iGo website. Our customers include:

OEM / PRIVATE-LABEL       RETAILERS/DISTRIBUTORS
RESELLERS
o Apple                   o CDW
o Dicota(1)               o CompUSA
o Digidesign              o Fry's Electronics
o Gateway                 o Ingram Micro
o IBM                     o Insight(2)
o Kensington(1)           o Invision Software
o Sun Microsystems        o NewCom Distribution
o Symbol                  o Portable PLC
                          o RadioShack
                          o Tech Data
                          o Wayport

----------

(1) We supply these customers products on a private-label basis.

(2) These customers purchase from us through distributors.

         As a group, the OEMs and private-label resellers, and distributors and retailers listed in the table above accounted for 46% and 8%, respectively, of revenue for the year ended December 31, 2002. OEMs and private-label resellers and distributors and retailers listed in the chart above accounted for 35% and 39% for the six months ended June 30, 2003. Our distributors sell a wide range of our products to value-added resellers, system integrators, cataloguers, major retail outlets and certain OEM fulfillment outlets worldwide.

         During 2003, we entered into strategic relationships with Kensington and Fellowes to private-label our existing products and co-develop next generation products. We expect that these relationships will significantly increase the availability and exposure of our products, particularly among large national and international electronics and office products retailers.

         IBM, which purchases brand labeled power products and monitor stands, accounted for 20% of our revenue for the year ended December 31, 2002 and 14% for the six months ended June 30, 2003. Symbol Technologies, which purchases serial and modem cradles for handheld computing devices, accounted for 20% of our revenue for the year ended December 31, 2002 and 14% for the six months ended June 30, 2003. Invision Software, which is a distributor of handheld connectivity products, distributes serial and modem cradles for handheld computing devices and accounted for 11% of our revenue for the six months ended June 30, 2003. No other customer accounted for greater than 10% of sales for the year ended December 31, 2002. International sales were approximately 14% of revenue for the year ended December 31, 2002 and for the six months ended June 30, 2003. The principal international market we serve is Europe.

         As is generally the practice in our industry, a portion of our sales to distributors and resellers is generally under terms that provide for certain stock balancing return privileges and price protection. Accordingly, we make a provision for estimated sales returns and other allowances related to those sales. Returns, which are netted against our reported revenue, were approximately 5% of revenue for the year ended December 31, 2002 and 4% for the six months ended June 30, 2003.

Research and Development

         Our research and development efforts focus primarily on enhancing our current products and developing innovative new products to address a variety of mobile electronic device needs and requirements. We work with customers, prospective customers and outsource partners to identify and implement new solutions intended to meet the current and future needs of the markets we serve.

         As of August 11, 2003, our research and development group consisted of 31 persons who are responsible for hardware and software design, test and quality assurance. In addition, industrial design services are provided to us by several of our outsource partners under the supervision of our in-house research and development group. Amounts spent on research and development for the six months ended June 30, 2003 and the years ended

December 31, 2002, 2001 and 2000 were $2.2 million, $5.8 million, $5.6 million and $5.9 million, respectively.

Manufacturing and Logistics

         In order to develop and manufacture innovative products cost-effectively, we have implemented a strategy to outsource portions of design and substantially all of the manufacturing services for our products. Our internal activities are focused on design, low-volume manufacturing and quality testing and our outsourced providers are focused on high-volume manufacturing, certain design services and logistics.

         For example, Hipro Electronics Co., Ltd., a leading designer, developer and manufacturer of a variety of power adapter products based in Taiwan, currently manufactures Juice, our combination AC/DC universal power adapter. In contrast, we focus our internal manufacturing activity on our PCI expansion products, which are low-volume products that require custom engineering support.

         We purchase the principal components of our products from outside vendors. The terms of supply contracts are negotiated by us or our manufacturing partners with each vendor. We believe that our present vendors have sufficient capacity to meet our supply requirements and that alternative production sources for most components are generally available without interruption. However, several vendors, including those that provide components for certain of our handheld connectivity products, are sole sourced.

         The majority of our OEM products are shipped by our outsource manufacturers to our OEM customers or their fulfillment hubs. We employ the services of an outsource logistics company to efficiently manage the packaging and shipment of our iGo branded products. The logistics company breaks down and packages the iGo branded products for our various distribution channels.

Competition

         The market for our products is intensely competitive, subject to rapid change and sensitive to new product introductions or enhancements and marketing efforts by industry participants. The principal competitive factors affecting the markets for our product offerings include corporate and product reputation, innovation with frequent product enhancement, breadth of integrated product line, product design, functionality and features, product quality, performance, ease-of-use, support and price.

         Although we believe that our products compete favorably with respect to such factors, there can be no assurance that we can maintain our competitive position against current or potential competitors, especially those with greater financial, marketing, service, support, technical or other competitive resources. However, we believe that our innovative products, coupled with our strategic relationships with key OEMs, private-label resellers, distributors, resellers and retailers provide us a competitive advantage in the marketplace.

         Our power products primarily compete with products offered by specialized third party mobile computing accessory companies, including American Power Conversion, Belkin,

 Comarco (who distributes via Targus), Lind, and RRC Power Solutions. In addition, we compete with the internal design efforts of our OEM and non-OEM customers. Our handheld products generally compete with products offered by specialized third party accessory companies, including Margi and Data Viz. Our PCI expansion products primarily compete with products offered by SBS Communications.

Proprietary Rights

         We primarily rely on a combination of patent protection, copyright and trademark laws, trade secrets, nondisclosure agreements and technical measures to protect our proprietary rights. We file domestic and foreign patent applications to protect our technological position and new product development. As of July 31, 2003 we held 31 U.S. patents and 5 foreign patents and had 43 patents pending.

         In general, our patents cover a variety of aspects of the technology utilized in our power, handheld and PCI expansion product lines. We currently license different aspects of our proprietary rights to third parties pursuant to strategic alliances, which often include cross-licensing arrangements.

         We typically enter into confidentiality agreements with our employees, distributors, customers and potential customers, and limit access to, and distribution of, our product design documentation and other proprietary information. Moreover, we enter into non-competition agreements with employees, except where restricted by law, whereby the employees are prohibited from working for our competitors for a period of one year after termination of their employment and from sharing confidential information with them as long as the information remains confidential.

Employees

         As of August 11, 2003, we had 118 full-time employees, 117 of which are located in the United States and 1 of which is located in Europe, including 28 employed in operations, 31 in engineering, 32 in sales and marketing and 27 in administration. We engage temporary employees from time to time to augment our full time employees, generally in operations. None of our employees are covered by a collective bargaining agreement. We believe we have good relationships with our employees.

Properties

         Our corporate offices are located in Scottsdale, Arizona. This facility consists of approximately 20,182 square feet of leased space pursuant to a lease for which the current term expires on September 30, 2008. Additionally, we lease offices in San Diego, California; Boise, Idaho and Plano, Texas to support our selling, research and development and general administrative activities. Our San Diego facility is also utilized for light assembly of computer peripheral products. Our warehouse and product fulfillment operations are conducted by

PFSWeb at a location in Memphis, Tennessee. We believe our facilities are suitable and adequate for our current business activities for the remainder of the lease terms.

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

4.5                 Form of Unit Purchase Agreement used in 1997 Private
                    Placements for the Purchase of Up To 875 Units, Each
                    Consisting of 2,000 shares of the Company's common stock and warrants to purchase 500 shares of the Company's Common
                    Stock.(1)**

4.6 Form of Warrant to Purchase Shares of common stock of the Company used with the 13% Bridge Notes and Series C
                    Preferred Stock Private Placements.(1)**

4.7                 Form of 13% Bridge Promissory Note and Warrant Purchase
                    Agreement used in March 1999 Private Placement.(1)**

4.8                 Form of 13% Bridge Promissory Note and Warrant Purchase
                    Agreement used in July 1999 Private Placement.(1)**

4.9                 Form of 13% Bridge Note issued in July 1999 Private
                    Placement.(1)**

4.10                13% Bridge Note Conversion Notice expired June 30, 1999.(1)

4.11                Form of Series C Preferred Stock Purchase Agreement used in
                    1998 and 1999 Private Placements.(1)**

4.12                Form of Series C Preferred Stock and Warrant Purchase
                    Agreement used in 1999 and 2000 Private Placements.(1)**

4.13                Series C Preferred Stock Purchase Agreement executed May 3,
                    1999, between the Company, Philips Semiconductors VLSI, Inc.
                    (f/k/a VLSI Technology, Inc.) and Seligman Communications and Information Fund, Inc.(1)

EXHIBIT NUMBER                          DESCRIPTION
--------------                          -----------
4.14                Amended and Restated Stock Purchase Warrant issued by the
                    Company to Finova Capital Corporation (f/k/a Sirrom Capital
                    Corporation) dated as of March 25, 1998.(1)

4.15                Stock Purchase Warrant issued by the Company to Finova
                    Capital Corporation (f/k/a Sirrom Capital Corporation) dated as of March 25, 1998.(1)

4.16 Series C Preferred Stock and Warrant Purchase Agreement dated October 29, 1999, between the Company and Seligman
                    Communications and Information Fund, Inc.(1)

4.17 Contribution and Indemnification Agreement by and among Janice L. Breeze, Jeffrey S. Doss, Charles R. Mollo, Cameron
                    Wilson, the Company and certain Stockholders of the Company dated April 20, 1998.(1)

4.18 Form of Warrant to Purchase common stock of the Company issued to certain holders in connection with that certain
                    Contribution and Indemnification Agreement by and among Janice L. Breeze, Jeffrey S. Doss, Charles S. Mollo, Cameron
                    Wilson, the Company and certain Stockholders of the Company dated April 20, 1998.(1)**

4.19 Form of Warrant to Purchase common stock of the Company issued to certain holders in connection with that certain
                    Contribution and Indemnification Agreement by and among Janice L. Breeze, Jeffrey S. Doss, Charles S. Mollo, Cameron
                    Wilson, the Company and certain Stockholders of the Company dated November 2, 1999.(2)**

4.20 Form of Warrant to Purchase Common Stock of the Company issued in the 1997 Private Placement.(2)**

4.21                Form of 13% Bridge Note issued in March 1999 Private
                    Placement.(2)**

4.22 Investor Rights Agreement dated October 29, 1999 by and between the Company and Seligman Communications and Information Fund, Inc. entered into in connection with the Series C Preferred Stock and Warrant Purchase Agreement dated October 29, 1999.(2)

4.23 Form of Warrant to Purchase Shares of Common Stock issued in connection with the Loan Extension Agreement dated February
                    29, 2000.(2)**

4.24                Investors' Rights Agreement executed May 3, 1999 between the
                    Company, Philips Semiconductors VLSI, Inc. (f/k/a VLSI
                    Technology, Inc.) and Seligman Communications and
                    Information Fund, Inc.(3)

4.25                Registration Rights granted by the Company to Avocent
                    Computer Products Corporation in connection with the Strategic Partner Agreement dated March 6, 2000.(3)

4.26                13% Bridge Note Conversion Notice used in July 1999 Private
                    Placement.(5)

4.27                Lockup Agreement by and between Mobility Electronics, Inc.
                    and Jeff Musa dated August 20, 2002(6)

4.28                Form of Series E Preferred Stock and Warrant Purchase
                    Agreement (7)**

4.29                Form of Series F Preferred Stock and Warrant Purchase
                    Agreement (7)**

4.30                Certificate of the Designations, Preferences, Rights and
                    Limitations of Series E Preferred Stock of Mobility
                    Electronics, Inc. (7)

EXHIBIT NUMBER                          DESCRIPTION
--------------                          -----------
4.31                Certificate of the Designations, Preferences, Rights and
                    Limitations of Series F Preferred Stock of Mobility
                    Electronics, Inc. (7)

4.32                Form of Warrant issued to purchasers of Series E Stock (7)**

4.33                Form of Warrant issued to purchasers of Series F Stock (7)**

4.34 Registration Rights Agreement by and between Jeff Musa and the Company (Exhibit H on the Agreement and Plan of Merger by and among Cutting Edge Software, Inc., Jeff Musa, the
                    Company and CES Acquisition, Inc., dated August 20, 2002).

4.35                Certificate of the Designations, Preferences, Rights and
                    Limitations of Series G Junior Participating Preferred Stock of Mobility Electronics, Inc.(8)

4.36 Rights Agreement by and between Computershare Trust Company and the Company dated June 11, 2003.(8)

4.37                Convertible Subordinated Promissory Note dated November 13,
                    2002, issued by the Company in favor of Richard C. Liggitt in the principal amount of $990,000,00.00.(6)

10.1                Employment Agreement by and between the Company and Joan
                    Brubacher dated June 1, 2003.*

10.2                Employment Agreement by and between the Company and Tim
                    Jeffries dated June 1, 2003.*

10.3                Employment Agreement by and between the Company and Charles
                    R. Mollo dated June 1, 2003.*

10.4                Letter Agreement by and between the Company and Jackson
                    Walker L.L.P. dated May 29, 2003.*

31.1                Certification of Chief Executive Officer Pursuant to 17 CFR
                    240.13a-14(a), As Adopted Pursuant To Section 302 of the
                    Sarbanes-Oxley Act of 2002.*

31.2                Certification of Chief Financial Officer Pursuant to 17 CFR
                    240.13a-14(a), As Adopted Pursuant To Section 302 of the
                    Sarbanes-Oxley Act of 2002.*

32.1                Certification of Chief Executive Officer and Chief Financial
                    Officer Pursuant to 18 U.S.C. Section 1350, As Adopted
                    Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.*

--------

*        Filed herewith

** Each of these agreements is identical in all material respects except for the Purchasers and the amounts of securities purchased.

(1) Previously filed as an exhibit to Registration Statement No. 333-30264 dated February 11, 2000.

(2) Previously filed as an exhibit to Amendment No. 1 to Registration Statement No. 333-30264 on Form S-1 dated March 28, 2000.

(3) Previously filed as an exhibit to Amendment No. 2 to Registration Statement No. 333-30264 on Form S-1 dated May 4, 2000.

(4) Previously filed as an exhibit to Amendment No. 3 to Registration Statement No. 333-30264 on Form S-1 dated May 18, 2000.

(5) Previously filed as an exhibit to Amendment No. 4 to Registration Statement No. 333-30264 on Form S-1 dated May 26, 2000.

(6) Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2002.

(7) Previously filed as an exhibit to Current Report on Form 8-K No. 000-30907 filed on January 21, 2003.

(8) Previously filed as an exhibit to Current Report on Form 8-K No. 000-30907 filed on June 19, 2003.

         (b) Reports on Form 8-K:

               On May 6, the Company filed a report on Form 8-K under Items 7, Financial Statements and Exhibits, and 12, Results of Operations and Financial Condition.

               On June 12, 2003, the Company filed a Report on Form 8-K under
               Item 5, Other Events and Required FD Disclosure and Item 7, Financial Statements and Exhibits, reporting its adoption of a stockholder rights plan.

               On June 19, 2003, the Company filed a Report on Form 8-K under
               Item 5, Other Events and Required FD Disclosure and Item 7, Financial Statements and Exhibits, reporting the specific terms of its stockholder rights plan.

                   MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES


                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  MOBILITY ELECTRONICS, INC.



Dated:  August 14, 2003           By:  /s/ CHARLES R. MOLLO
                                       -----------------------------------------
                                  Charles R. Mollo
                                  President, Chief Executive Officer
                                    and Chairman of the Board
                                  (Principal Executive Officer)

                                  By:  /s/ JOAN W. BRUBACHER
                                       -----------------------------------------
                                  Joan W. Brubacher
                                  Executive Vice President and Chief Financial
                                    Officer and Authorized Officer of Registrant
                                  (Principal Financial and Accounting Officer)

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

4.5                 Form of Unit Purchase Agreement used in 1997 Private
                    Placements for the Purchase of Up To 875 Units, Each
                    Consisting of 2,000 shares of the Company's common stock and warrants to purchase 500 shares of the Company's Common
                    Stock.(1)**

4.6 Form of Warrant to Purchase Shares of common stock of the Company used with the 13% Bridge Notes and Series C
                    Preferred Stock Private Placements.(1)**

4.7                 Form of 13% Bridge Promissory Note and Warrant Purchase
                    Agreement used in March 1999 Private Placement.(1)**

4.8                 Form of 13% Bridge Promissory Note and Warrant Purchase
                    Agreement used in July 1999 Private Placement.(1)**

4.9                 Form of 13% Bridge Note issued in July 1999 Private
                    Placement.(1)**

4.10                13% Bridge Note Conversion Notice expired June 30, 1999.(1)

4.11                Form of Series C Preferred Stock Purchase Agreement used in
                    1998 and 1999 Private Placements.(1)**

4.12                Form of Series C Preferred Stock and Warrant Purchase
                    Agreement used in 1999 and 2000 Private Placements.(1)**

4.13                Series C Preferred Stock Purchase Agreement executed May 3,
                    1999, between the Company, Philips Semiconductors VLSI, Inc.
                    (f/k/a VLSI Technology, Inc.) and Seligman Communications and Information Fund, Inc.(1)

EXHIBIT NUMBER                          DESCRIPTION
--------------                          -----------
4.14                Amended and Restated Stock Purchase Warrant issued by the
                    Company to Finova Capital Corporation (f/k/a Sirrom Capital
                    Corporation) dated as of March 25, 1998.(1)

4.15                Stock Purchase Warrant issued by the Company to Finova
                    Capital Corporation (f/k/a Sirrom Capital Corporation) dated as of March 25, 1998.(1)

4.16 Series C Preferred Stock and Warrant Purchase Agreement dated October 29, 1999, between the Company and Seligman
                    Communications and Information Fund, Inc.(1)

4.17 Contribution and Indemnification Agreement by and among Janice L. Breeze, Jeffrey S. Doss, Charles R. Mollo, Cameron
                    Wilson, the Company and certain Stockholders of the Company dated April 20, 1998.(1)

4.18 Form of Warrant to Purchase common stock of the Company issued to certain holders in connection with that certain
                    Contribution and Indemnification Agreement by and among Janice L. Breeze, Jeffrey S. Doss, Charles S. Mollo, Cameron
                    Wilson, the Company and certain Stockholders of the Company dated April 20, 1998.(1)**

4.19 Form of Warrant to Purchase common stock of the Company issued to certain holders in connection with that certain
                    Contribution and Indemnification Agreement by and among Janice L. Breeze, Jeffrey S. Doss, Charles S. Mollo, Cameron
                    Wilson, the Company and certain Stockholders of the Company dated November 2, 1999.(2)**

4.20 Form of Warrant to Purchase Common Stock of the Company issued in the 1997 Private Placement.(2)**

4.21                Form of 13% Bridge Note issued in March 1999 Private
                    Placement.(2)**

4.22 Investor Rights Agreement dated October 29, 1999 by and between the Company and Seligman Communications and Information Fund, Inc. entered into in connection with the Series C Preferred Stock and Warrant Purchase Agreement dated October 29, 1999.(2)

4.23 Form of Warrant to Purchase Shares of Common Stock issued in connection with the Loan Extension Agreement dated February
                    29, 2000.(2)**

4.24                Investors' Rights Agreement executed May 3, 1999 between the
                    Company, Philips Semiconductors VLSI, Inc. (f/k/a VLSI
                    Technology, Inc.) and Seligman Communications and
                    Information Fund, Inc.(3)

4.25                Registration Rights granted by the Company to Avocent
                    Computer Products Corporation in connection with the Strategic Partner Agreement dated March 6, 2000.(3)

4.26                13% Bridge Note Conversion Notice used in July 1999 Private
                    Placement.(5)

4.27                Lockup Agreement by and between Mobility Electronics, Inc.
                    and Jeff Musa dated August 20, 2002(6)

4.28                Form of Series E Preferred Stock and Warrant Purchase
                    Agreement (7)**

4.29                Form of Series F Preferred Stock and Warrant Purchase
                    Agreement (7)**

EXHIBIT NUMBER                          DESCRIPTION
--------------                          -----------
4.30                Certificate of the Designations, Preferences, Rights and
                    Limitations of Series E Preferred Stock of Mobility
                    Electronics, Inc. (7)

4.31                Certificate of the Designations, Preferences, Rights and
                    Limitations of Series F Preferred Stock of Mobility
                    Electronics, Inc. (7)

4.32                Form of Warrant issued to purchasers of Series E Stock (7)**

4.33                Form of Warrant issued to purchasers of Series F Stock (7)**

4.34 Registration Rights Agreement by and between Jeff Musa and the Company (Exhibit H on the Agreement and Plan of Merger by and among Cutting Edge Software, Inc., Jeff Musa, the
                    Company and CES Acquisition, Inc., dated August 20,
                    2002).(6)

4.35                Certificates of the Designations, Preferences, Rights and
                    Limitations of Series G Junior Participating Preferred Stock of Mobility Electronics, Inc.(8)

4.36 Rights Agreement by and between Computershare Trust Company and the Company dated June 11, 2003.(8)

4.37                Convertible Subordinated Promissory Note dated November 13,
                    2002, issued by the Company in favor of Richard C. Liggitt in the pricipal amount of $990,000,00.00.(6)

10.1                Employment Agreement by and between the Company and Joan
                    Brubacher dated June 1, 2003.*

10.2                Employment Agreement by and between the Company and Tim
                    Jeffries dated June 1, 2003.*

10.3                Employment Agreement by and between the Company and Charles
                    R. Mollo dated June 1, 2003.*

10.4                Letter Agreement by and between the Company and Jackson
                    Walker L.L.P. dated May 29, 2003.*

31.1                Certification of Chief Executive Officer Pursuant to 17 CFR
                    240.13a-14(a), As Adopted Pursuant To Section 302 of the
                    Sarbanes-Oxley Act of 2002.*

31.2                Certification of Chief Financial Officer Pursuant to 17 CFR
                    240.13a-14(a), As Adopted Pursuant To Section 302 of the
                    Sarbanes-Oxley Act of 2002.*

32.1                Certification of Chief Executive Officer and Chief Financial
                    Officer Pursuant to 18 U.S.C. Section 1350, As Adopted
                    Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.*

----------

*        Filed herewith

** Each of these agreements is identical in all material respects except for the Purchasers and the amount of securities purchased.

(1) Previously filed as an exhibit to Registration Statement No. 333-30264 dated February 11, 2000.

(2) Previously filed as an exhibit to Amendment No. 1 to Registration Statement No. 333-30264 on Form S-1 dated March 28, 2000.

(3) Previously filed as an exhibit to Amendment No. 2 to Registration Statement No. 333-30264 on Form S-1 dated May 4, 2000.

(4) Previously filed as an exhibit to Amendment No. 3 to Registration Statement No. 333-30264 on Form S-1 dated May 18, 2000.

(5) Previously filed as an exhibit to Amendment No. 4 to Registration Statement No. 333-30264 on Form S-1 dated May 26, 2000.

(6) Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2002.

(7) Previously filed as an exhibit to Current Report on Form 8-K No. 000-30907 filed on January 21, 2003.

(8) Previously filed as an exhibit to Current Report on Form 8-K No. 000-30907 filed on June 19, 2003.

    All other schedules and exhibits are omitted because they are not applicable or because the required information is contained in the Financial Statements or Notes thereto.