Form 10-Q
period 2003-09-30
MOBILITY ELECTRONICS INC
filed 2003-11-12
CIK 1075656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 0-30907

MOBILITY ELECTRONICS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware
(State or Other Jurisdiction of Incorporation)

0-30907	86-0843914
(Commission File Number)	(IRS Employer Identification No.)

17800 N. Perimeter Dr., Suite 200, Scottsdale, Arizona	85255
(Address of Principal Executive Offices)	(Zip Code)

(480) 596-0061
(Registrant’s telephone number, including area code)

Not applicable
(Former Name or Former Address, if Changed Since Last Report)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒ NO ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

At November 3, 2003, there were 27,234,803 shares of the Registrant’s Common Stock outstanding.

MOBILITY ELECTRONICS, INC.
FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1.     Financial Statements:

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,513	$3,166
Accounts receivable, net	13,124	7,245
Inventories	8,700	4,414
Prepaid expenses and other current assets	249	176

Total current assets	33,586	15,001

Property and equipment, net	2,342	2,585
Goodwill	12,896	8,265
Intangible assets, net	2,069	2,071
Other assets	365	447

Total assets	$51,258	$28,369

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,637	$6,036
Accrued expenses and other current liabilities	2,248	2,990
Current installments of long-term debt	—	330

Total current liabilities	11,885	9,356
Long-term debt, less current portion	—	1,385

Total liabilities	11,885	10,741

Stockholders’ equity:
Convertible preferred stock	5	6
Common stock	271	203
Additional paid-in capital	143,779	119,444
Accumulated deficit	(103,426)	(100,493)
Stock subscription notes and deferred compensation	(1,372)	(1,574)
Accumulated other comprehensive income	116	42

Total stockholders’ equity	39,373	17,628

Total liabilities and stockholders’ equity	$51,258	$28,369

See accompanying notes to unaudited condensed consolidated financial statements.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenue	$13,094	$7,431	$38,184	$21,036
Cost of revenue	8,262	5,760	24,533	15,985

Gross profit	4,832	1,671	13,651	5,051

Operating expenses:
Sales and marketing	1,738	1,841	5,459	4,988
Research and development	1,281	2,261	3,528	4,673
General and administrative	2,189	2,249	7,579	5,697

Total operating expenses	5,208	6,351	16,566	15,358

Loss from operations	(376)	(4,680)	(2,915)	(10,307)
Other income (expense):
Interest income (expense), net	(31)	176	(20)	577
Other income (expense), net	1	16	22	(63)

Loss before cumulative effect of change in accounting principle	(406)	(4,488)	(2,913)	(9,793)
Cumulative effect of change in accounting principle	—	—	—	(5,627)

Net loss	(406)	(4,488)	(2,913)	(15,420)
Beneficial conversion value of convertible preferred stock	—	—	(445)	—
Preferred stock dividend	—	—	(20)	—

Net loss attributable to common stockholders	$(406)	$(4,488)	$(3,378)	$(15,420)

Net loss per share — basic and diluted:
Loss before cumulative effect of change in accounting principle	$(0.02)	$(0.26)	$(0.15)	$(0.61)
Cumulative effect of change in accounting principle	—	—	—	(0.35)

Basic and diluted	$(0.02)	$(0.26)	$(0.15)	$(0.96)

Weighted average common shares outstanding:
Basic and diluted	24,709	17,159	22,143	16,125

See accompanying notes to condensed consolidated financial statements.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(2,913)	$(15,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment	—	5,627
In-process research and development	—	620
Write-down of tooling equipment	—	400
Provision for accounts receivable	425	46
Depreciation and amortization	1,293	866
Amortization of deferred compensation	90	314
Non-cash compensation	68	51
Loss on disposal of fixed assets	29	41
Changes in operating assets and liabilities, net of acquisition activities:
Accounts receivable	(5,693)	1,698
Inventories	(4,286)	(56)
Prepaid expenses and other assets	(855)	(342)
Accounts payable	4,413	1,371
Accrued expenses and other current liabilities	(329)	(300)

Net cash used in operating activities	(7,758)	(5,084)

Cash flows from investing activities, net of acquisition activities:
Purchase of property and equipment	(623)	(333)
Proceeds from sale of fixed assets	4	25
Proceeds from sale of investment	—	1,870
Cash received in connection with acquisitions	—	1,073
Cash paid for acquisitions, net of cash received	—	(6,145)

Net cash used in investing activities	(619)	(3,510)

Cash flows from financing activities:
Repayment of long-term debt	(82)	(1)
Net proceeds from issuance of convertible preferred stock	1,185	—
Net proceeds from issuance of common stock	13,852	(7)
Net proceeds from exercise of options and warrants	1,204	—
Net proceeds from stock subscription receivables	511	—
Dividends paid on convertible preferred stock	(20)	—

Net cash provided by (used in) financing activities	16,650	(8)

Effects of exchange rate changes on cash and cash equivalents	74	51

Net increase (decrease) in cash and cash equivalents	8,347	(8,551)
Cash and cash equivalents, beginning of period	3,166	14,753

Cash and cash equivalents, end of period	$11,513	$6,202

See accompanying notes to condensed consolidated financial statements.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements include the accounts of Mobility Electronics, Inc. (“Mobility” or the “Company”) which was formerly known as Electronics Accessory Specialists International, Inc., and its wholly-owned subsidiaries, Magma, Inc. (“Magma”), Portsmith, Inc. (“Portsmith”), which includes Portsmith from February 1, 2002 (date of acquisition) and Mobility 2001 Limited, Cutting Edge Software, Inc. (“Cutting Edge Software”) from August 20, 2002 (date of acquisition), and iGo Direct Corporation (“iGo”) from September 3, 2002 (date of acquisition). All significant intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.

     The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying condensed consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2002 included in the Company’s Form 10-K, filed with the SEC. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of results to be expected for the full year or any other period.

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

     The Company believes its critical accounting policies, consisting of revenue recognition, inventory valuation and goodwill, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. These policies are discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2.	STOCK-BASED COMPENSATION

     The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its employee stock options and to adopt the “disclosure only” alternative treatment under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”). Statement 123 requires the use of fair value option valuation models that were not developed for use in valuing employee stock options. Under Statement 123, deferred compensation is recorded for the excess of the fair value of the stock on the date of the option grant, over the exercise price of the option. The deferred compensation is amortized over the vesting period of the option.

     Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123, the Company’s net loss and net loss per share would have been increased to the pro forma amount indicated below (amounts in thousands, except per share):

	Three Months Ended September 30,		Nine months Ended September 30,

	2003	2002	2003	2002

Net loss applicable to common stockholders:
As reported	$(406)	$(4,488)	$(3,378)	$(15,420)
Total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(149)	(194)	(405)	(779)

Pro forma	$(555)	$(4,682)	$(3,783)	$(16,199)

Net loss per share — basic and diluted:
As reported	$(0.02)	$(0.26)	$(0.15)	$(0.96)

Pro forma	$(0.02)	$(0.27)	$(0.17)	$(1.00)

     The value of stock-based employee compensation expense for the three and nine months ended September 30, 2003 and 2002 was determined using the Black-Scholes method with the following assumptions: (1) expected life of 2.5 years, (2) risk-free interest rate of 3.0%, (3) dividend yield of 0%, and (4) volatility of 100%.

3.	GOODWILL

     On January 1, 2002, the Company adopted Statement 142, “Goodwill and Other Intangible Assets”. Under this accounting standard, goodwill and intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment at least annually. Amortization is still required for identifiable intangible assets with finite lives.

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

     As a result of the acquisitions of Portsmith, Cutting Edge Software and iGo during 2002, the Company recorded additional goodwill of $8,265,000.

     The changes in the carrying amount of goodwill follows (amounts in thousands):

Reported balance at December 31, 2002	$8,265
Earn-out consideration paid in connection with Portsmith acquisition	5,385
Miscellaneous direct acquisition costs	467
Adjustment to Portsmith opening balance sheet	(202)
Adjustment to iGo opening balance sheet	(1,019)

Reported balance at September 30, 2003	$12,896

4.	INTANGIBLE ASSETS

     Intangible assets consist of the following at September 30, 2003 and December 31, 2002 (amounts in thousands):

		September 30, 2003			December 31, 2002

	Average	Gross		Net	Gross		Net
	Life	Intangible	Accumulated	Intangible	Intangible	Accumulated	Intangible
	(Years)	Assets	Amortization	Assets	Assets	Amortization	Assets

Amortized intangible assets:
License fees	4	$995	$(448)	$547	$811	$(272)	$539
Patents and trademarks	3	1,147	(622)	525	868	(477)	391
Non-compete agreements	2	159	(108)	51	159	(87)	72
Software	5	700	(159)	541	675	(45)	630
Trade names	10	378	(41)	337	378	(13)	365
Customer list	10	76	(8)	68	76	(2)	74

Total		$3,455	$(1,386)	$2,069	$2,967	$(896)	$2,071

     Aggregate amortization expense for identifiable intangible assets totaled $177,000 and $490,000 for the three and nine months ended September 30, 2003. Aggregate amortization expense for identifiable intangible assets totaled $145,000 and $364,000 for the three and nine months ended September 30, 2002.

5.	LINE OF CREDIT

     In October 2002, the Company entered into a $10,000,000 line of credit with a bank. The line bears interest at prime plus 2.0% (6.0% at September 30, 2003), interest only payments are due monthly, with final payment of interest and principal due on July 31, 2004. The line of credit is secured by all assets of the Company. The Company has no balance outstanding under the line of credit at September 30, 2003. The line of credit is subject to financial covenants. The Company is currently in compliance with the covenants.

6.	LONG-TERM DEBT

     Long-term debt consists of the following (amounts in thousands):

	September 30,	December 31,
	2003	2002

Note payable	$—	$990
Estimate of Portsmith earn-out	—	725

	—	1,715
Less current portion	—	330

Long-term debt, less current portion	$—	$1,385

     In connection with the settlement of a lawsuit, the Company entered into a $990,000 convertible subordinated promissory note bearing interest at four percent per year, payable in quarterly installments of principal of $82,500 beginning in January 2003, through December 2005. The outstanding principal of the promissory note could be converted at any time into shares of the Company’s common stock, at a conversion price of $3.00 per share. In June 2003, the note payable was converted to common stock.

     In connection with its acquisition of Portsmith, the Company recorded a long-term liability in the amount of $725,000 as an estimate of a component of earn-out, as this component was determinable and issuable as of December 31, 2002. The earn-out was made up of two components. The first was calculated using a formula based on Portsmith’s revenue and net income performance, adjusted for certain items, for the year 2002. The second component of the earn-out was based on a percentage of the fair market value of Portsmith as a stand-alone entity as of December 31, 2002, as mutually agreed upon by the Company and the former Portsmith stockholders. In the event the parties were not able to come to an agreement, the fair market value will be determined by an Independent Financial Expert as defined in the agreement.

     Earn-out payments could be made in cash or shares of stock, at the Company’s discretion, with total shares of common stock issued to former Portsmith stockholders not to exceed 3,023,863 shares. If the earn-out was paid in shares of common stock, the number of shares to be issued was to be based on the earn-out in dollars, divided by the market price of the Company’s common stock as of the date that the earn-out is finally determined.

     On August 13, 2003, an Independent Financial Expert concluded its valuation of Portsmith as a stand-alone entity as of December 31, 2002. Based on the results of that valuation, the Company determined it owed $6,594,000 to former Portsmith stockholders in aggregate earn-out consideration. The aggregate consideration was reduced by $484,000, representing an amount owed by a former Portsmith stockholder to the Company, resulting in total net earn-out consideration of $6,110,000. The Company determined it would pay the earn-out in shares of Company common stock. Accordingly, the Company determined that it should issue to former Portsmith stockholders an additional 535,751 shares of common stock, bringing the total number of shares issued to former Portsmith stockholders in payment of earn-out consideration to 1,042,664 shares.

7.	STOCKHOLDERS’ EQUITY

   (a) Convertible Preferred Stock

     Series C preferred stock is convertible into shares of common stock. The initial conversion rate was one for one, but is subject to change if certain events occur. Generally, the conversion rate will be adjusted if the Company issues any non-cash dividends on outstanding securities, splits its securities or otherwise effects a change to the number of its outstanding securities. The conversion rate will also be adjusted if the Company issues additional securities at a price that is less than the price that the Series C preferred stockholders paid for their shares. Such adjustments will be made according to certain formulas that are designed to prevent dilution of the Series C preferred stock. The Series C preferred stock can be converted at any time at the option of the holder, and will convert automatically, immediately prior to the consummation of a firm commitment public offering of common stock pursuant to a registration statement filed with the Securities and Exchange Commission having a per share price equal to or greater than $24.00 per share and a total gross offering amount of not less than $15,000,000. The rate of conversion was 1-to-1.09240 as of September 30, 2003. At September 30, 2003 and December 31, 2002, there were 15,000,000 shares of Series C preferred stock authorized and 448,530 and 550,212 issued and outstanding, respectively. During the period from December 31, 2002 through September 30, 2003, 101,682 shares of Series C preferred stock were converted into 112,368 shares of common stock at an average rate of 1-to-1.10509.

     The Company may not pay any cash dividends on its common stock while any Series C preferred stock remains outstanding without the consent of the Series C preferred stockholders. Holders of Series C preferred stock are entitled to vote on all matters submitted for a vote of the holders of common stock. Holders will be entitled to one vote for each share of common stock into which one share of Series C preferred stock could then be converted. In the event of liquidation or dissolution, the holders of Series C preferred stock will be entitled to receive the amount they paid for their stock, plus accrued and unpaid dividends out of the Company’s assets legally available for such payments prior to the holders of securities junior to the Series C preferred stock receiving payments.

     In January 2003, the Company issued and sold 865,051 shares of newly designated Series E preferred stock, par value $0.01 per share (“Series E Stock”), at a purchase price of $0.7225 per share, and 729,407 shares of newly designated Series F preferred stock, par value $0.01 per share (“Series F Stock”), at a purchase price of $0.85 per share. In connection with this sale, the Company also issued warrants to purchase an aggregate of 559,084 shares of common stock, par value $0.01 per share, of the Company. The warrants issued to holders of Series E Stock permitted them to purchase an aggregate of 216,263 shares of common stock, at an exercise price of $0.867 per share (the “Series E Warrants”), and the warrants issued to holders of Series F Stock permitted them to purchase an aggregate of 342,821 shares of common stock, at an exercise price of $1.02 per share (the “Series F Warrants”). The Series E Stock was purchased by a single non-affiliated investor, while the Series F Stock was purchased by certain officers and directors of the Company and their affiliates.

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

     As the closing price of the Company’s common stock was greater than or equal to $2.00 per share for ten consecutive trading days on June 6, 2003, all issued and outstanding shares of Series E and Series F preferred stock automatically converted into 1,594,458 shares of common stock at a conversion rate of 1-to-1. Dividends on Series E and F preferred stock of $20,000 were accrued at June 6, 2003. No shares of Series E and Series F preferred stock were outstanding at September 30, 2003. All of the Series E Warrants have been exercised and converted into 216,263 shares of common stock. No Series E Warrants were outstanding at September 30, 2003. As of September 30, 2003, there were 315,174 Series F Warrants outstanding and exercisable for 315,174 shares of common stock.

   (b) Common Stock

     Holders of shares of common stock are entitled to one vote per share on all matters submitted to a vote of the Company’s stockholders. There is no right to cumulative voting for the election of directors. Holders of shares of common stock are entitled to receive dividends, if and when declared by the board of directors, out of funds legally available therefor, after payment of dividends required to be paid on any outstanding shares of preferred stock. Upon liquidation, holders of shares of common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to the liquidation preferences of any outstanding shares of preferred stock. Holders of shares of common stock have no conversion, redemption or preemptive rights. At September 30, 2003 and December 31, 2002, there were 90,000,000 shares of common stock authorized and 27,142,104 and 20,347,876 issued and outstanding, respectively.

     From April 2003 through August 2003, the Company issued an aggregate of 1,042,664 shares of common stock to former Portsmith stockholders, representing payment of a $6,110,000 earn-out obligation (see Note 6).

     Effective May 29, 2003, the Company issued 416,582 shares of common stock for settlement of $650,000 of accounts payable to a vendor.

     In July 2003, the Company issued 302,500 shares of common stock in connection with the conversion of the outstanding principal balance of $908,000 of a convertible subordinated promissory note at $3.00 per share (see Note 6).

     In August 2003, the Company issued 2,400,000 shares of common stock in connection with a private offering of common stock, valued at $6.25 per share. This offering resulted in net proceeds to the Company of $13,792,000.

     Effective August 19, 2003, the Company issued 30,000 shares of common stock to Chesapeake Ventures, L.P. in connection with its services as a consultant, valued at $6.50 per share.

8.	NET LOSS PER SHARE

     The computation of basic and diluted net loss per share follows (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Loss before cumulative effect of change in accounting Principle	$(406)	$(4,488)	$(2,913)	$(9,793)
Cumulative effect of change in accounting Principle	—	—	—	(5,627)

Net loss	(406)	(4,488)	(2,913)	(15,420)
Beneficial conversion value of convertible preferred stock	—	—	(445)	—
Preferred stock dividend	—	—	(20)	—

Net loss attributable to common stockholders	$(406)	$(4,488)	$(3,378)	$(15,420)

Weighted average common shares outstanding — basic and diluted	24,709	17,159	22,143	16,125

Net loss per share — basic and diluted:
Loss before cumulative effect of change in accounting Principle	$(0.02)	$(0.26)	$(0.15)	$(0.61)
Cumulative effect of change in accounting Principle	—	—	—	(0.35)

Basic and diluted loss per share	$(0.02)	$(0.26)	$(0.15)	$(0.96)

Stock options and warrants not included in diluted EPS since antidilutive	2,625	2,859	2,625	2,859

Convertible preferred stock not included in diluted EPS since antidilutive	449	554	449	554

9.	CONCENTRATION OF CREDIT RISK, SIGNIFICANT CUSTOMERS AND BUSINESS SEGMENTS

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions and generally limits the amount of credit exposure to the amount of FDIC coverage. However, periodically during the year, the Company maintains cash in financial institutions in excess of the FDIC insurance coverage limit of $100,000. The Company performs ongoing credit evaluations of its customers’ financial condition but does not typically require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

     Four customers accounted for 24%, 16%, 15% and 10% of net sales for the three months ended September 30, 2003. Two customers accounted for 24% and 18% of net sales for the three months ended September 30, 2002. Four customers accounted for 15%, 12%, 11% and 10% of net sales for the nine months ended September 30, 2003. Two customers accounted for 22% and 20% of net sales for the nine months ended September 30, 2002.

     Five customers’ accounts receivable balances accounted for 21%, 17%, 16%, 12% and 10% of net accounts receivable at September 30, 2003. Three customers’ accounts receivable balances accounted for 32%, 19% and 11% of net accounts receivable at December 31, 2002.

     Export sales were approximately 12% of the Company’s net sales for the three months ended September 30, 2003 and 2002, respectively. Export sales were approximately 13% and 17% of the Company’s net sales for the nine months ended September 30, 2003 and 2002, respectively. The principal international market served by the Company was Europe.

     The Company is engaged in the business of the sale of computer peripheral products. While the Company’s chief operating decision maker (CODM) evaluates revenues and gross profits based on products lines, routes to market and geographies, the CODM only evaluates operating results for the Company taken as a whole. As a result, in accordance with FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has determined it has one operating business segment, the sale of computer peripheral products.

     The following tables summarize the Company’s revenues by product line, as well as its revenues by geography (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Power products	$8,183	$2,091	$19,486	$5,165
Handheld hardware products	912	2,375	7,832	6,224
Handheld software products	297	152	801	152
Expansion and docking products	1,436	1,538	5,221	4,895
Accessories and other products	1,686	1,142	3,958	4,052
Technology transfer fees	580	133	886	548

Total revenues	$13,094	$7,431	$38,184	$21,036

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

United States	$11,579	$6,534	$33,074	$17,452
Europe	1,283	793	4,500	3,288
All other	232	104	610	296

	$13,094	$7,431	$38,184	$21,036

10.	SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

     The following table summarizes the Company’s non-cash investing and financing activities (in thousands).

	Nine Months Ended
	September 30,

	2003	2002

Common stock issued in connection with acquisitions, net	$5,907	$5,026

Issuance of shares of common stock for settlement of accounts payable	$812	$—

Issuance of shares of common stock for settlement of long-term debt	$908	$—

Stock subscription receivable	$195	$280

Issuance of shares of common stock for compensation	$43	$—

Warrants issued in connection with the amendment of line-of-credit	$25	$—

11.	CONTINGENCIES AND LITIGATION

     The Company is involved in various claims and legal actions in the ordinary course of business. In the opinion of management, based on consultation with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity. Accordingly, the accompanying condensed consolidated financial statements do not include a provision for losses, if any, that might result from the ultimate disposition of these matters.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Certain statements contained in this report constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “expect,” “anticipate” and other similar statements of expectations identify forward-looking statements. Forward-looking statements in this report include expectations regarding the temporary impact of the decrease in sales of handheld connectivity products and subsequent return of sales to historical levels in fiscal year 2004; future increases in gross margin percentages; projections of increases in future revenue; the availability of cash and liquidity for the next twelve months; expectations of industry trends; beliefs relating to the Company’s distribution capabilities and brand identity; and expectations regarding new product introductions. These forward-looking statements are based largely on management’s expectations and involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Certain risks that could cause results to differ materially from management’s expectations are described below in this report under the heading “Risk Factors.” Additional factors that could cause actual results to differ materially from those expressed in these forward-looking statements include, among others, the following:

•	loss of, and failure to replace, any significant customers;

•	timing and success of new product introductions;

•	product developments, introductions and pricing of competitors;

•	timing of substantial customer orders;

•	availability of qualified personnel;

•	performance of suppliers and subcontractors; and

•	market demand and industry and general economic or business conditions.

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

     We sell our products to original equipment manufacturers, or OEMs, distributors, resellers, retailers and end-users. A substantial portion of our revenue is concentrated among a selected number of OEMs, including IBM and Symbol Technologies, Inc. We expect that we will continue to be dependent upon a select number of OEMs and resellers for a significant portion of our revenue in future periods.

     We recently entered into strategic reseller agreements with Fellowes, Inc. and Kensington Technology Group, Inc. to market and distribute our power products on a private label basis. We sell to retailers including CompUSA Inc. and RadioShack Corporation and through distributors such as Ingram Micro Inc. and Tech Data Corporation. Direct sales to OEMs and resellers accounted for approximately 42% and 69% of revenue for the nine months ended September 30, 2003 and September 30, 2002, respectively. Sales through retailers and distributors accounted for approximately 45% and 11% of revenue for the nine months ended September 30, 2003 and September 30, 2002, respectively. We also sell directly to end users through our company websites.

     We derive a portion of our revenue outside the United States, principally in Europe. International sales accounted for approximately 13% and 17% of our revenue for the nine months ended September 30, 2003 and September 30, 2002, respectively. International sales can be denominated in currencies other than U.S. dollars, which can have a foreign currency exchange impact on our financial statements.

Company Background

     We were formed as a limited liability company under the laws of the State of Delaware in May 1995, and were converted to a Delaware corporation by a merger effected in August 1996, in which we were the surviving entity. We changed our name from Electronics Accessory Specialists International, Inc. to Mobility Electronics, Inc. on July 23, 1998.

     Our early focus was on the development of DC power adapters and remote peripheral component interface, or PCI, bus technology and products based on our proprietary Split Bridge® technology. We invested heavily in our Split Bridge technology. While we have had some success with Split Bridge in the corporate notebook computer market with sales of universal docking stations, it became clear in early 2002 that this would not be the substantial opportunity we originally envisioned. While we continue to produce and sell products and selectively evaluate opportunities using our Split Bridge technology, we are no longer committing substantial resources to this technology.

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

     In September 2002, we acquired iGo Corporation, now iGo Direct Corporation, a leading computer solutions provider. iGo distributes its products through distributors and directly through its catalog and Internet channels and is a well-recognized brand name in the portable computer power and accessories market. We believe the acquisition of iGo broadens our revenue base and strengthens our distribution capabilities and brand identity.

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

     In February 2002, we acquired Portsmith, Inc., an industry leader in providing connectivity solutions for handheld computing devices. This acquisition provided us with an entrance into the rapidly growing handheld computing device market. Portsmith currently provides a range of Ethernet, modem and other connectivity products for handheld devices such as Palm, Handspring Visor, HP iPAQ and other mainstream PDA products, and intends to undertake a number of other product development programs that expand on these solutions.

     In October 2000, we acquired all of the assets of Mesa Ridge Technologies, Inc. d/b/a Magma, a privately held company. Magma provides a range of PCI expansion products for the computer industry which utilize traditional PCI bridge technology and Magma’s patented expansion technology. The acquisition of Magma solidified our position as a market leader in the PCI expansion business by providing products, distribution channels, key customers, and additional resources that can leverage our Split Bridge technology and accelerate our growth and development in this market segment.

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

Results of Operations

     The following table sets forth certain consolidated financial data for the periods indicated expressed as a percentage of total revenue for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	Unaudited		Unaudited

	2003	2002	2003	2002

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	63.1%	77.5%	64.2%	76.0%

Gross profit	36.9%	22.5%	35.8%	24.0%
Operating expenses:
Sales and marketing	13.3%	24.8%	14.3%	23.7%
Research and development	9.8%	30.4%	9.2%	22.2%
General and administrative	16.7%	30.3%	19.9%	27.1%

Total operating expenses	39.8%	85.5%	43.4%	73.0%

Loss from operations	-2.9%	-63.0%	-7.6%	-49.0%
Other income (expense):
Interest, net	-0.2%	2.4%	-0.1%	2.7%
Other, net	0.0%	0.2%	0.1%	-0.3%

Loss before cumulative effect of change in accounting principle	-3.1%	-60.4%	-7.6%	-46.6%
Cumulative effect of change in accounting principle	0.0%	0.0%	0.0%	-26.7%

Net loss	-3.1%	-60.4%	-7.6%	-73.3%
Beneficial conversion costs of preferred stock	0.0%	0.0%	-1.2%	0.0%

Net loss attributable to common stockholders	-3.1%	-60.4%	-8.8%	-73.3%

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

     Revenue. Revenue increased by $5.7 million, or 76.2%, to $13.1 million for the three months ended September 30, 2003 from $7.4 million for the three months ended September 30, 2002. The increase in revenue is primarily due to the introduction of our new JuiceTM combination AC/DC universal power adapter in January 2003. As a result, sales of power products increased by $6.1 million, or 291.3%, to $8.2 million during the three months ended September 30, 2003 as compared to $2.1 million for the three months ended September 30, 2002. Sales of handheld connectivity products decreased by approximately $1.3 million, or 52.2%, to $1.2 million during the three months ended September 30, 2003 as compared to $2.5 million for the same period in the prior year. The decrease in sales of handheld connectivity products is due primarily to inventory reduction initiatives by our major customer for this product line. We expect this sales decrease to be temporary and we anticipate that sales of handheld connectivity products will return to historical levels in 2004. We also expect increases in sales of power products in 2004.

     Cost of revenue. Cost of revenue increased by $2.5 million, or 43.4%, to $8.3 million for the three months ended September 30, 2003 from $5.8 million for the three months ended September 30, 2002. The increase in cost of revenue was due primarily to the 76.2% increase in revenue. Cost of revenue as a percentage of revenue decreased to 63.1% for the three months ended September 30, 2003 from 77.5% for the three months ended September 30, 2002. The reduction in cost of revenue as a percentage of revenue is primarily attributable to the spreading of fixed overhead expenses over increases in sales volumes and higher product margins as a result of the increase in sales of new power products during the three months ended September 30, 2003.

     Gross profit. Gross profit increased by $3.2 million, or 189.2%, to $4.8 million for the three months ended September 30, 2003, from $1.7 million for the three months ended September 30, 2002. Gross margins increased to 36.9% for the three months ended September 30, 2003 from 22.5% for the three months ended September 30, 2002. The increase in gross margins was primarily due to the introduction of our new Juice combination AC/DC universal power adapter in January 2003. Gross profit was also positively impacted by the spreading of fixed overhead expenses over increases in sales volumes. We expect gross margins to increase in future periods due to projected future revenue increases and as a result of the introduction of new, higher margin products.

     Sales and marketing. Sales and marketing expenses decreased by $103,000, or 5.6% to $1.7 million for the three months ended September 30, 2003 from $1.8 million for the three months ended September 30, 2002. The decrease was primarily as a result of decreases in European selling and marketing activities. As a percentage of revenue, sales and marketing expenses decreased to 13.3% for the three months ended September 30, 2003 from 24.8% for the three months ended September 30, 2002.

     Research and development. Research and development expenses decreased by $1.0 million, or 43.3%, to $1.3 million for the three months ended September 30, 2003 from $2.3 million for the three months ended September 30, 2002. Research and development expenses as a percentage of revenue decreased to 9.8% for the three months ended September 30, 2003 from 30.4% for the three months ended September 30, 2002. For the three months ended September 30, 2002, research and development expense included $620,000 of in-process research and development recorded in connection with the acquisition of Cutting Edge Software and $400,000 associated with the write-down of certain tooling equipment. Excluding these charges, research and development expense for the three months ended September 30, 2002 was $1.2 million. We anticipate increases in research and development expenses during 2003 as we continue to develop new power and handheld connectivity products.

     General and administrative. General and administrative expenses were $2.2 million for the three months ended September 30, 2003 and September 30, 2002, respectively. General and administrative expenses as a percentage of revenue decreased to 16.7% for the three months ended September 30, 2003 from 30.3% for the three months ended September 30, 2002. We expect general and administrative expenses as a percent of revenue to continue to decrease as we expect revenues to increase in 2004.

     Interest, net. Interest, net decreased by $207,000 to $(31,000) for the three months ended September 30, 2003 from $176,000 for the three months ended September 30, 2002. Interest income was $37,000 and $177,000 for the three months ended September 30, 2003 and 2002, respectively. Interest expense was $68,000 and $1,000 for the three months ended September 30, 2003 and 2002, respectively. The decrease was primarily due to the reduction in average cash balance and interest paid on borrowings during the three months ended September 30, 2003 compared to the three months ended September 30, 2002.

     Income taxes. We have incurred losses from inception to date; therefore, no provision for income taxes was required for the three months ended September 30, 2003 and 2002. Based on historical operating losses and projections for future taxable income, it is more likely than not that we will not fully realize the benefits of the net operating loss carryforwards. Thus, we have not recorded a tax benefit from our net operating loss carryforwards for the three months ended September 30, 2003.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

     Revenue. Revenue increased by $17.2 million, or 81.5%, to $38.2 million for the nine months ended September 30, 2003 from $21.0 million for the nine months ended September 30, 2002. The increase in revenue is primarily due to the introduction of our new Juice combination AC/DC universal power adapter in January 2003. As a result, sales of power products increased by $14.3 million, or 277.3%, to $19.5 million during the nine months ended September 30, 2003 as compared to $5.2 million for the nine months ended September 30, 2002. Sales of handheld connectivity products increased by approximately $2.3 million, or 35.4%, to $8.6 million during the nine months ended September 30, 2003 as compared to $6.4 million for the same period in the prior year. The increase in handheld products revenue was due, primarily, to an increase in sales to our major customer during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.

     Cost of revenue. Cost of revenue increased by $8.5 million, or 53.5%, to $24.5 million for the nine months ended September 30, 2003 from $16.0 million for the nine months ended September 30, 2002. The increase in cost of revenue was due primarily to the 81.5% increase in revenue. Cost of revenue as a percentage of revenue decreased to 64.2% for the nine months ended September 30, 2003 from 76.0% for the nine months ended September 30, 2002. The reduction in cost of revenue as a percentage of revenue is primarily attributable to the spreading of fixed overhead expenses over increases in sales volumes and higher product margins as a result of the introduction of new products during the first nine months of 2003.

     Gross profit. Gross profit increased by $8.6 million, or 170.3%, to $13.7 million for the nine months ended September 30, 2003, from $5.1 million for the nine months ended September 30, 2002. Gross margins increased to 35.8% for the nine months ended September 30, 2003 from 24.0% for the nine months ended September 30, 2002. The increase in gross margins was primarily due to the introduction of our new Juice combination AC/DC universal power adapter in January 2003. Gross profit was also positively impacted by the spreading of fixed overhead expenses over increases in sales volumes. We expect gross margins to increase in future periods due to projected future revenue increases and due to increasing sales of new, higher margin products.

     Sales and marketing. Sales and marketing expenses increased by $472,000, or 9.5% to $5.5 million for the nine months ended September 30, 2003 from $5.0 million for the nine months ended September 30, 2002. The increase was primarily the result of increases in selling and marketing programs resulting from our acquisitions of Portsmith, Cutting Edge Software and iGo. As a percentage of revenue, sales and marketing expenses decreased to 14.3% for the nine months ended September 30, 2003 from 23.7% for the nine months ended September 30, 2002.

     Research and development. Research and development expenses decreased by $1.2 million, or 24.5%, to $3.5 million for the nine months ended September 30, 2003 from $4.7 million for the nine months ended September 30, 2002. Research and development expenses as a percentage of revenue decreased to 9.2% for the nine months ended September 30, 2003 from 22.2% for the nine months ended September 30, 2002. For the nine months ended September 30, 2002, research and development expense included $620,000 of in-process research and development recorded in connection with the acquisition of Cutting Edge Software and $400,000 associated with the write-down of certain tooling equipment. Excluding these charges, research and development expense for the nine months ended September 30, 2002 was $3.7 million. Compared to this amount, research and development expenses decreased by $125,000, or 3.4%, for the nine months ended September 30, 2003. We anticipate increases in research and development expenses during 2003 as we continue to develop new power and handheld connectivity products.

     General and administrative. General and administrative expenses increased by $1.9 million, or 33.0%, to $7.6 million for the nine months ended September 30, 2003 from $5.7 million for the nine months ended September 30, 2002. The increase is due primarily to the increase in infrastructure relating to our acquisitions of Portsmith, Cutting Edge Software and iGo during 2002. The increase was also due to costs incurred in connection with a litigation with Comarco, Inc. of approximately $750,000 and an increase of approximately $400,000 in bad debt expense. General and administrative expenses as a percentage of revenue decreased to 19.8% for the nine months ended September 30, 2003 from 27.1% for the nine months ended September 30, 2002.

     Interest, net. Interest, net decreased by $597,000 to $(20,000) for the nine months ended September 30, 2003 from $577,000 for the nine months ended September 30, 2002. Interest income was $103,000 and $578,000 for the nine months ended September 30, 2003 and 2002, respectively. Interest expense was $123,000 and $1,000 for the nine months ended September 30, 2003 and 2002, respectively. The decrease was primarily due to the reduction in average cash balance and interest paid on borrowings during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

     Income taxes. We have incurred losses from inception to date; therefore, no provision for income taxes was required for the nine months ended September 30, 2003 and 2002. Based on historical operating losses and projections for future taxable income, it is more likely than not that we will not fully realize the benefits of the net operating loss carryforwards. Thus, we have not recorded a tax benefit from our net operating loss carryforwards for the nine months ended September 30, 2003.

Liquidity and Capital Resources

     We have funded our operations primarily through equity and debt financing, as the cash required to fund our operating activities has exceeded cash generated by revenue. As of September 30, 2003, we had approximately $11.5 million in cash and cash equivalents and $21.7 million in working capital. As of December 31, 2002, we had approximately $3.2 million in cash and cash equivalents and $5.6 million in working capital.

     Net cash used in operating activities was $7.8 million and $5.1 million for the nine months ended September 30, 2003 and 2002, respectively. Cash used in operating activities for the nine months ended September 30, 2003 was primarily attributed to our net loss and increases in accounts receivable of $5.7 million and inventories of $4.3 million. Cash used in operating activities was offset, in part, by an increase in accounts payable of $4.4 million, non-cash expenses such as depreciation of property and equipment and amortization of intangible assets of $1.3 million, and other non-cash expenses of $612,000.

     Net cash used in investing activities was $619,000 and $3.5 million for the nine months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003, net cash used in investing activities was primarily for the purchase of property and equipment.

     Net cash provided by financing activities was $16.7 million for the nine months ended September 30, 2003. Net cash used in financing activities was $8,000 for the nine months ended September 30, 2002. Net cash provided by financing activities for the nine months ended September 30, 2003 was primarily from net proceeds from the sale of Series E and Series F preferred stock of $1.2 million and net proceeds from the issuance of common stock of $15 million.

     As of September 30, 2003, we had approximately $88 million of federal, foreign and state net operating loss carryforwards which expire at various dates. We anticipate that the sale of common stock in our initial public offering coupled with prior sales of common stock will cause an annual limitation on the use of our net operating loss carryforwards pursuant to the change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended. This limitation is expected to have a material effect on the timing of our ability to use the net operating loss carryforward in the future. Additionally, our ability to use the net operating loss carryforward is dependent upon our level of future profitability, which cannot be determined.

     In October 2002, we entered into a $10.0 million bank line of credit. The line bears interest at prime plus 2.0%, which was 6.0% as of September 30, 2003, interest only payments due monthly, with final payment of interest and principal due on July 31, 2004. The line of credit is secured by all of our assets and subject to financial covenants, with which we were in compliance as of September 30, 2003. We had no outstanding balance against this line of credit as of September 30, 2003. Under the terms of the line, we can borrow up to 80% of eligible accounts receivable. At September 30, 2003, our net borrowing base capacity was $6.5 million.

In January 2003, we raised $1.2 million from an offering of preferred stock. Specifically, we issued and sold 865,051 shares of newly designated Series E preferred stock, par value $0.01 per share, or Series E Stock, at a purchase price of $0.7225 per share, and 729,407 shares of newly designated Series F preferred stock, par value $0.01 per share, or Series F Stock, at a purchase price of $0.85 per share. In connection with this sale, we also issued warrants to purchase an aggregate of 559,084 shares of our common stock. The warrants issued to holders of Series E Stock permitted them to purchase an aggregate of 216,263 shares of common stock, at an exercise price of $0.867 per share and the warrants issued to holders of Series F Stock permitted them to purchase an aggregate of 342,821 shares of common stock, at an exercise price of $1.02 per share. The Series E Stock was purchased by a single non-affiliated investor, while the Series F Stock was purchased by certain of our officers, directors and affiliates including Charles Mollo, Jeffrey Harris, Larry Carr, Joan Brubacher, Timothy Jeffries, Janice Breeze-Mollo, Oxley LLLP, New Vistas Investment Corporation and New Horizons Enterprises, Inc. On June 6, 2003, all outstanding shares of Series E Stock and Series F Stock were converted into common stock at a ratio of 1-to-1. All of the Series E Warrants have been exercised and converted into 216,263 shares of common stock, and no Series E Warrants were outstanding at September 30, 2003. As of September 30, 2003, there were 315,174 Series F Warrants outstanding and exercisable for 315,174 shares of common stock.

     In August 2003, we completed a private placement with a group of institutional investors in which we sold 2.4 million shares of common stock at $6.25 per share, resulting in gross proceeds of $15 million before fees and expenses of approximately $1.2 million. This offering resulted in net proceeds of approximately $13.8 million.

     We believe that our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in more dilution to our stockholders. Financing arrangements, however, may not be available to us, or may be available in amounts or on terms that are not acceptable to us.

Inflation

     We do not believe inflation has a material effect on our operations.

Recent Accounting Pronouncements

     On May 15, 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The Statement requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the Statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after September 15, 2003. We adopted the provisions of the Statement on July 1, 2003. There was no impact from the adoption of this statement.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46”). Interpretation 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The recognition and measurement provisions of Interpretation 46 are effective for newly created variable interest entities formed after January 31, 2003, and for existing variable interest entities, on the first interim or annual reporting period beginning after September 15, 2003. We adopted the provisions of Interpretation 46 for existing variable interest entities on July 1, 2003. As of September 30, 2003, we do not have any variable interest entities.

     In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in periods beginning after June 15, 2003. We have adopted the provisions of EITF Issue No. 00-21 on July 1, 2003, which did not have a material effect on our consolidated financial statements.

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

     Our recognition of revenue from product sales to distributors, resellers and retailers, or the “distribution channel”, is affected by agreements we have giving certain customers rights to return our product at any time after purchase. We also have agreements with certain customers that allow them to receive credit for subsequent price reductions, or “price protection.” At the time we recognize revenue, upon shipment and transfer of ownership, we reduce our measurements of those sales and the related cost of sales by our estimates of future returns and price protection. We also reduce our measurements of accounts receivable by the estimated profit margins associated with returns, calculated using sales price less cost of sales. Gross sales to the distribution channel accounted for approximately 45% for the nine months ended September 30, 2003 and 12% of revenue for the year ended December 31, 2002.

     For our products, a historical correlation exists between the amount of distribution channel inventory and the amount of returns that actually occur. The greater the inventory held by our distributors, the more product returns we expect. For each of our products, we monitor levels of product sales and inventory at our distributors’ warehouses and at retailers as part of our effort to reach an appropriate accounting estimate for returns. In estimating returns, we analyze historical returns, current inventory in the distribution channel, current economic trends, changes in consumer demand, introduction of new competing products and acceptance of our products.

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

     Goodwill. In conjunction with the implementation of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”, SFAS No. 142, we performed a goodwill impairment evaluation as of January 1, 2002 relating to the goodwill that was recorded at December 31, 2001. Based on the results of that impairment evaluation, we determined the recorded goodwill at December 31, 2001 of approximately $5.6 million was fully impaired. We recorded the impairment write-down as a cumulative effect of change in accounting principle in accordance with the new accounting standard.

     As a result of our acquisitions of Portsmith, Cutting Edge Software and iGo during 2002, we have recorded additional goodwill of approximately $12.9 million as of September 30, 2003. In accordance with SFAS No. 142, we evaluated the newly acquired goodwill for impairment and determined that the recorded goodwill was not impaired as of December 31, 2002.

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

     See “Liquidity and Capital Resources” for further discussion of our financing facilities and capital structure. Market risk, calculated as the potential change in fair value of our cash and line of credit resulting from a hypothetical 1.0% (100 basis point) change in interest rates, was not material at September 30, 2003.

Item 4.      Controls and Procedures

     Based upon their evaluations of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were adequate and designed to ensure that information required to be disclosed by us in this report is recorded, processed, summarized and reported by the filing date of this report, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II:OTHER INFORMATION

Item 1.     Legal Proceedings:

     Holmes Lundt, et al. v. Mobility Electronics, Inc., Portsmith, Inc., Charles R. Mollo, Joan W. Brubacher, Jeffrey R. Harris, Robert P. Dilworth, Larry M. Carr, William O. Hunt, Jerre L. Stead and Darryl Baker, pending in the District Court of the Fourth Judicial District of Idaho, Ada County, Cause No. CV-0C-0302562D. This lawsuit initially was commenced on April 2, 2003, by Holmes Lundt, former President and CEO of Portsmith, Inc., our wholly-owned subsidiary, and his wife, but additional plaintiffs were added, and several of our officers and directors were added as defendants. The lawsuit arises out of our acquisition of Portsmith from the plaintiffs and others, and also arises out of our termination of Mr. Lundt. The plaintiffs are alleging breach of contract, fraud, securities fraud, and breach of an alleged covenant of good faith and fair dealing, conspiracy, and are seeking monetary damages and/or rescission of the Portsmith merger agreement. Among other things, Mr. Lundt has disputed our use of the $5.86 per share market value that we used to calculate the shares of common stock to be issued to the former Portsmith stockholders in connection with the payment of earn-out consideration. The plaintiffs obtained an ex parte temporary restraining order on April 3, 2003, which order, in essence, reinstated Mr. Lundt to his former positions with Portsmith and restrained us from participating in the management of Portsmith, and the plaintiffs contemporaneously applied for a preliminary injunction. At an evidentiary hearing held on April 9, 2003, the Court dissolved the temporary restraining order and denied plaintiffs’ request for a preliminary injunction. We have filed an answer in the lawsuit and have also filed counterclaims and affirmative defenses against the plaintiffs. We recently filed a motion to compel arbitration of part of the dispute and to stay the remainder, which motion was denied. We intend to vigorously defend against the claims as well as pursue our own claims against the plaintiffs, either in arbitration or in court.

     As previously reported in our Report on Form 10-Q for the quarter ended June 30, 2003, we settled disputes with Comarco Wireless Technologies, Inc. on July 12, 2003.

     We are from time to time involved in various legal proceedings other than those set forth above incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on our business, financial condition, results of operations or liquidity.

Item 2.     Changes in Securities and Use of Proceeds

     Effective July 1, 2003, we issued 302,500 shares of common stock to the Liggitt Family Trust in connection with the conversion of a $907,500 convertible subordinated promissory note that was originally issued in November 2002 in connection with the settlement of a lawsuit. Effective August 19, 2003, we issued 30,000 shares of common stock to Chesapeake Ventures, L.P. in connection with its services as a consultant for an aggregate offering price of $195,000, payable through a $300 cash payment and a promissory note in the amount of $194,700. Effective August 21, 2003, we issued 535,751 shares of common stock to the former stockholders of Portsmith in connection with the payment of earn-out consideration relating to the February 2002 acquisition of Portsmith. Effective August 29, 2003, we issued 2,400,000 shares of common stock to a group of institutional investors for an aggregate offering price of $15 million in connection with a private offering of our common stock.

     The issuances set forth above were made in reliance upon the exemptions from registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), contained in Section 4(2) on the basis that such transactions did not involve a public offering and were made without general solicitation or advertising. When appropriate, we determined that the purchasers of securities described above were sophisticated investors who had the financial ability to assume the risk of their investment in our securities and acquired such securities for their own account and not with a view to any distribution thereof to the public. The certificates evidencing the securities bear legends stating that the securities are not to be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements.

     We are currently restricted from paying dividends in accordance with the terms of our bank line of credit.

Item 3.     Defaults Upon Senior Securities

                    None

Item 4.     Submission of Matters to a Vote of Security Holders

                    None

Item 5.     Other Information

                    None

Item 6.     Exhibits and Reports on Form 8-K

                    (a) Exhibits:

Exhibit
Number	Description of Document

3.1	Certificate of Incorporation of the Company (1)

3.2	Articles of Amendment to the Certificate of Incorporation of the Company dated as of September 17, 1997 (3)

3.3	Articles of Amendment to the Certificate of Incorporation of the Company dated as of September 10, 1997 (1)

3.4	Articles of Amendment to the Certificate of Incorporation of the Company dated as of July 20, 1998 (1)

3.5	Articles of Amendment to the Certificate of Incorporation of the Company dated as of February 3, 2000 (1)

3.6	Articles of Amendment to the Certificate of Incorporation of the Company dated as of March 31, 2000 (3)

3.7	Certificate of Designations, Preferences, Rights and Limitations of Series C Preferred Stock (1)

3.8	Certificate of the Designations, Preferences, Rights and Limitations of Series D Preferred Stock (2)

3.9	Certificate of the Designations, Preferences, Rights and Limitations of Series E Preferred Stock of Mobility Electronics, Inc. (6)

3.10	Certificate of the Designations, Preferences, Rights and Limitations of Series F Preferred Stock of Mobility Electronics, Inc. (6)

3.11	Certificate of Designations, Preferences, Rights and Limitations of Series G Junior Participating Preferred Stock of Mobility Electronics, Inc. (7)

3.12	Amended Bylaws of the Company (1)

4.1	Specimen of Common Stock Certificate (4)

4.2	Form of Warrant to Purchase Shares of common stock of the Company used with the Series C Preferred Stock Private Placements (3)**

4.3	Form of Series C Preferred Stock Purchase Agreement used in 1998 and 1999 Private Placements (1)**

4.4	Form of Series C Preferred Stock and Warrant Purchase Agreement used in 1999 and 2000 Private Placements (1)**

4.5	Form of Warrant to Purchase common stock of the Company issued to certain holders in connection with the Contribution and Indemnification Agreement by and among Janice L. Breeze, Jeffrey S. Doss, Charles S. Mollo, Cameron Wilson, the Company and certain Stockholders of the Company, dated November 2, 1999 (2)**

4.6	Lockup Agreement by and between Mobility Electronics, Inc. and Jeff Musa dated August 20, 2002 (5)

4.7	Form of Series E Preferred Stock and Warrant Purchase Agreement (6)**

4.8	Form of Series F Preferred Stock and Warrant Purchase Agreement (6)**

4.9	Form of Warrant issued to purchasers of Series E Stock (6)

4.10	Form of Warrant issued to purchasers of Series F Stock (6)

4.11	Registration Rights Agreement by and between Jeff Musa and the Company (Exhibit H on the Agreement and Plan of Merger by and among Cutting Edge Software, Inc., Jeff Musa, the Company and CES Acquisition, Inc., dated August 20, 2002) (5)

4.12	Rights Agreement between the Company and Computershare Trust Company, dated June 11, 2003 (7)

4.13	Form of Common Stock Purchase Agreement relating to private placement completed August 29, 2003.**(8)

4.14	Form of Warrant to Purchase Common Stock of the Company issued to Silicon Valley Bank on September 3, 2003.*

10.1	Amendment to Loan Documents by and between Silicon Valley Bank, the Company and certain of its subsidiaries, dated January 31, 2003.*

10.2	Amendment to Loan Documents by and between Silicon Valley Bank, the Company and certain of its subsidiaries, dated March 31, 2003.*

10.3	Amendment to Loan Documents by and between Silicon Valley Bank, the Company and certain of its subsidiaries, dated August 25, 2003.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

**	Each of these agreements is identical in all material respects except for the Purchasers.

(1)	Previously filed as an exhibit to Registration Statement No. 333-30264 dated February 11, 2000.

(2)	Previously filed as an exhibit to Amendment No. 1 to Registration Statement No. 333-30264 on Form S-1 dated March 28, 2000.

(3)	Previously filed as an exhibit to Amendment No. 2 to Registration Statement No. 333-30264 on Form S-1 dated May 4, 2000.

(4)	Previously filed as an exhibit to Amendment No. 3 to Registration Statement No. 333-30264 on Form S-1 dated May 18, 2000.

(5)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2002.

(6)	Previously filed as an exhibit to Current Report on Form 8-K filed on January 14, 2003.

(7)	Previously filed as an exhibit to Current Report on Form 8-K filed on June 19, 2003.

(8)	Previously filed as an exhibit to Registration Statement No. 333-108623 filed on September 9, 2003.

                    (b) Reports on Form 8-K:

     We filed the following reports on Form 8-K during the quarter ended September 30, 2003:

1)	Form 8-K dated July 23, 2003, furnishing under Items 7 and 9, our press release, dated July 22, 2003, announcing our results of operations for the quarter ended June 30, 2003.

2)	Form 8-K dated July 28, 2003, furnishing under Items 12 and 7, a copy of the transcript of our conference call held July 22, 2003.

3)	Form 8-K dated September 2, 2003, reporting under Items 5 and 7, the completion of our private placement.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILITY ELECTRONICS, INC.

Dated: November 12, 2003	By:	/s/ Charles R. Mollo

Charles R. Mollo
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

	By:	/s/ Joan W. Brubacher

Joan W. Brubacher
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1	Certificate of Incorporation of the Company (1)

3.2	Articles of Amendment to the Certificate of Incorporation of the Company dated as of September 17, 1997 (3)

3.3	Articles of Amendment to the Certificate of Incorporation of the Company dated as of September 10, 1997 (1)

3.4	Articles of Amendment to the Certificate of Incorporation of the Company dated as of July 20, 1998 (1)

3.5	Articles of Amendment to the Certificate of Incorporation of the Company dated as of February 3, 2000 (1)

3.6	Articles of Amendment to the Certificate of Incorporation of the Company dated as of March 31, 2000 (3)

3.7	Certificate of Designations, Preferences, Rights and Limitations of Series C Preferred Stock (1)

3.8	Certificate of the Designations, Preferences, Rights and Limitations of Series D Preferred Stock (2)

3.9	Certificate of the Designations, Preferences, Rights and Limitations of Series E Preferred Stock of Mobility Electronics, Inc. (6)

3.10	Certificate of the Designations, Preferences, Rights and Limitations of Series F Preferred Stock of Mobility Electronics, Inc. (6)

3.11	Certificate of Designations, Preferences, Rights and Limitations of Series G Junior Participating Preferred Stock of Mobility Electronics, Inc. (7)

3.12	Amended Bylaws of the Company (1)

4.1	Specimen of Common Stock Certificate (4)

4.2	Form of Warrant to Purchase Shares of common stock of the Company used with the Series C Preferred Stock Private Placements (3)**

4.3	Form of Series C Preferred Stock Purchase Agreement used in 1998 and 1999 Private Placements (1)**

4.4	Form of Series C Preferred Stock and Warrant Purchase Agreement used in 1999 and 2000 Private Placements (1)**

4.5	Form of Warrant to Purchase common stock of the Company issued to certain holders in connection with the Contribution and Indemnification Agreement by and among Janice L. Breeze, Jeffrey S. Doss, Charles S. Mollo, Cameron Wilson, the Company and certain Stockholders of the Company, dated November 2, 1999 (2)**

4.6	Lockup Agreement by and between Mobility Electronics, Inc. and Jeff Musa dated August 20, 2002 (5)

4.7	Form of Series E Preferred Stock and Warrant Purchase Agreement (6)**

4.8	Form of Series F Preferred Stock and Warrant Purchase Agreement (6)**

4.9	Form of Warrant issued to purchasers of Series E Stock (6)

4.10	Form of Warrant issued to purchasers of Series F Stock (6)

4.11	Registration Rights Agreement by and between Jeff Musa and the Company (Exhibit H on the Agreement and Plan of Merger by and among Cutting Edge Software, Inc., Jeff Musa, the Company and CES Acquisition, Inc., dated August 20, 2002) (5)

4.12	Rights Agreement between the Company and Computershare Trust Company, dated June 11, 2003 (7)

4.13	Form of Common Stock Purchase Agreement relating to private placement completed August 29, 2003.**(8)

4.14	Form of Warrant to Purchase Common Stock of the Company issued to Silicon Valley Bank on September 3, 2003.*

10.1	Amendment to Loan Documents by and between Silicon Valley Bank, the Company and certain of its subsidiaries, dated January 31, 2003.*

10.2	Amendment to Loan Documents by and between Silicon Valley Bank, the Company and certain of its subsidiaries, dated March 31, 2003.*

10.3	Amendment to Loan Documents by and between Silicon Valley Bank, the Company and certain of its subsidiaries, dated August 25, 2003.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

**	Each of these agreements is identical in all material respects except for the Purchasers.

(1)	Previously filed as an exhibit to Registration Statement No. 333-30264 dated February 11, 2000.

(2)	Previously filed as an exhibit to Amendment No. 1 to Registration Statement No. 333-30264 on Form S-1 dated March 28, 2000.

(3)	Previously filed as an exhibit to Amendment No. 2 to Registration Statement No. 333-30264 on Form S-1 dated May 4, 2000.

(4)	Previously filed as an exhibit to Amendment No. 3 to Registration Statement No. 333-30264 on Form S-1 dated May 18, 2000.

(5)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2002.

(6)	Previously filed as an exhibit to Current Report on Form 8-K filed on January 14, 2003.

(7)	Previously filed as an exhibit to Current Report on Form 8-K filed on June 19, 2003.

(8)	Previously filed as an exhibit to Registration Statement No. 333-108623 filed on September 9, 2003.

     All other schedules and exhibits are omitted because they are not applicable or because the required information is contained in the Financial Statements or Notes thereto.