Form 10-K
period 2003-12-31
MOBILITY ELECTRONICS INC
filed 2004-03-05
CIK 1075656

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-30907

Mobility Electronics, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	0-30907	86-0843914
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

17800 N. Perimeter Dr., Suite 200, Scottsdale, Arizona (Address of Principal Executive Offices)	85255 (Zip Code)

(Registrant’s telephone number, including area code):

(480) 596-0061

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value
Series G Junior Participating Preferred Stock, $0.01 par value
(Title of Class)

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

      The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2003) was $82,705,739. Shares of voting stock held by each officer and director and by each person who owns 10% or more of the registrant’s outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant does not have any outstanding shares of non-voting common equity.

      There were 27,664,795 shares of the registrant’s common stock issued and outstanding as of March 4, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 26, 2004 are incorporated by reference into Part II and Part III of this Form 10-K.

MOBILITY ELECTRONICS, INC.

FORM 10-K

DISCLOSURE CONCERNING FORWARD-LOOKING STATEMENTS

      Certain statements contained in this report constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “expect,” “anticipate” and other similar statements of expectations identify forward-looking statements. Forward-looking statements in this report include expectations regarding our anticipated revenue, gross margin, and related expenses for 2004; the availability of cash and liquidity; expectations of industry trends; beliefs relating to our distribution capabilities and brand identity; expectations regarding new product introductions; the anticipated strength of our patent portfolio; and our expectations regarding the outcome and anticipated impact of various litigation proceedings in which we are involved. These forward-looking statements are based largely on management’s expectations and involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include those discussed herein under the heading “Risk Factors” and those set forth in other reports that we file with the Securities and Exchange Commission. Additional factors that could cause actual results to differ materially from those expressed in these forward-looking statements include, among others, the following:

•	the loss of, and failure to replace, any significant customers;

•	the timing and success of new product introductions;

•	product developments, introductions and the pricing of competitors;

•	the timing of substantial customer orders;

•	the availability of qualified personnel;

•	the performance of suppliers and subcontractors; and

•	market demand and industry and general economic or business conditions.

      In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will prove to be accurate. We undertake no obligation to publicly update or revise any forward-looking statements, or any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements.

PART I

Item 1.	Business

Our Company

      We are a leading provider of innovative products and solutions for the mobile electronics industry. We utilize our proprietary technology to design and develop products that make mobile electronic devices more efficient and cost effective, thus enabling professionals and consumers higher utilization of their mobile devices and the ability to access information more readily.

      We have created a broad base of branded and private-label products that focus on providing power, enhancing handheld devices and expanding peripheral computer interface (PCI) capabilities. We primarily sell our products through OEMs such as International Business Machines Corporation (IBM), Dell Inc., Symbol Technologies, Inc., Gateway, Inc. and Apple Computer, Inc.; private-label resellers such as Kensington Technology Group and Targus Group International; distributor Ingram Micro Inc.; retailers such as RadioShack Corporation; resellers such as CDW Corporation and Insight Enterprises, Inc.; and directly to end users through our iGo® brand website, www.igo.com.

      Our power products, marketed either under a private-label or our iGo brand, include our range of AC, DC and combination AC/DC universal power adapters. JuiceTM, an iGo branded product, allows users to charge a variety of their electronic devices from AC power sources located in a home, office or hotel room as well as DC power sources located in automobiles, planes and trains. In addition, our high power Juice products can be used, in combination with our optional peripheral powering system, to simultaneously charge both a portable computer and another peripheral device such as a mobile phone or smart handheld device.

      Our other key product categories are handheld solutions, and expansion and docking. Our handheld solutions primarily include charging cradles for handheld devices that allow users to have a direct connection to a network environment. Handheld solutions also include our QuickofficeTM and other software suites that provide word processing, spreadsheet and presentation program capabilities to the users of smartphones and personal digital assistants, or PDAs, that utilize Palm or Symbian operating systems. In addition, our software allows users to edit and sync Microsoft Office documents. Our expansion and docking products include devices designed to increase the storage capacity and computing capability of portable, desktop or server computers.

      We believe our competitive advantages include our extensive intellectual property portfolio, the innovative designs and multi-function capabilities of our products, and our broad OEM, private-label reseller and distribution relationships. For example, our Juice family of power products is gaining wide market acceptance and represented a significant component of our revenue growth in 2003. We intend to continue developing and marketing innovative products and solutions for the mobile electronic device user.

Our Industry

      Over the past two decades, technological advancements in the electronics industry have greatly expanded mobile device capabilities. Mobile electronic devices, many of which can be used for both business and personal purposes, include portable computers, mobile phones, smartphones, PDAs, handheld devices, digital cameras, camcorders, portable DVD players, MP3 players, and portable game consoles. The popularity of these devices is benefiting from reductions in size, weight and cost and improvements in functionality, storage capacity and reliability. In addition, advances in wireless connectivity technologies, such as Bluetooth and Wi-Fi, have enabled remote access to data networks and the Internet.

      Increased functionality and the ability to access and manage information remotely are driving the proliferation of mobile electronic devices and applications. As the work force becomes more mobile and spends more time away from traditional work settings, users have sought out and become reliant on tools that provide management of critical information and access to wireless voice and data networks. Each of these mobile electronic devices needs to be powered and connected when in the home, the office, or on the road, and can be accessorized, representing an opportunity for one or more of our products.

      Market for Our Products. Our products support mobile electronic devices in several market categories.

•	Mobile Phone Market. According to IDC, the worldwide market for mobile phones is expected to grow at a compounded annual growth rate, or CAGR, of about 8.2% from 535.9 million units in 2003 to about 793.9 million units in 2008. The U.S. market is expected to grow at a CAGR of about 3.3% from 74.7 million units in 2003 to about 87.8 million units in 2008.

•	Smart Handheld Device Market. According to IDC, the worldwide market for smart handheld devices, which includes smartphones, PDAs, and other handheld devices, is expected to grow at a CAGR of about 43.8% from 20.0 million units in 2003 to about 85.5 million units in 2007 and the U.S. market for smart handheld devices is expected to grow at a CAGR of about 38.3% from 6.8 million units in 2003 to about 25.1 million units by 2007.

•	Portable Computer Market. According to IDC, the worldwide market for portable computers is expected to grow at a CAGR of about 18.5% from 39.7 million units in 2003 to about 78.4 million units in 2007. The U.S. market is expected to grow at a CAGR of about 24.0% from 14.0 million units in 2003 to about 33.1 million units in 2007. We expect these trends to continue.

      Industry Challenges. As mobile electronic devices gain widespread acceptance, users will continue to confront limitations on their use, driven by such things as battery life, charging flexibility, compatibility issues, connectivity needs and performance requirements. Furthermore, as users seek to manage multiple devices in their daily routine, the limitations of any one of these functions will tend to be exacerbated.

•	Power. Mobile electronic device users, by definition, largely require the use of their devices while away from their home or office. Many mobile electronic devices offer designs and form factors that support portability and travel comfort; however, these mobile devices have limited battery life, which necessitates the need to frequently connect to a power source to operate the device or recharge the battery. A number of factors limit the efficient use and charging of these devices:

—	Most power adapters are compatible with either AC-only power sources located in places such as a home, office or hotel room, or DC-only power sources such as those located in automobiles, planes, and trains;

—	The majority of power adapters are model-specific requiring a mobile user to carry a dedicated power adapter for each device;

—	Mobile electronic devices are generally packaged with only one power adapter and many users purchase additional power adapters for convenience and ease of use; and

—	Mobile electronic device users tend to carry multiple devices and at times only one power source is available, such as an automobile’s cigarette lighter, limiting a user’s ability to recharge multiple devices.

Mobile electronic device users, who usually have limited available space in their briefcase or luggage, desire solutions that make their mobile experience more convenient. We believe this creates the need for universal power adapters that have the ability to simultaneously charge multiple mobile electronic devices.

•	Handheld Solutions. Handheld devices continue to face challenges with respect to their ability to interface directly with a network and across various software operating systems. Traditional handheld connectivity devices, known as cradles, offer limited options to communicate with networks, computer peripherals and display devices without the presence of a portable or desktop computer. Additionally, commonly used software applications, such as Microsoft Office, are not available on handheld devices using the Palm or Symbian operating systems. We believe the need exists for solutions to address both the connectivity problems and software compatibility issues associated with handheld devices.

•	Expansion and Docking. PCI slots are commonly used to expand and extend computing capabilities. Computer manufacturers only provide a limited number of PCI slots in their products, limiting the space available to add additional PCI cards. In addition to expanding PCI slots, portable computer users also often wish to connect to external devices when using their portable computers in a fixed setting. We believe this provides an opportunity for solutions that conveniently and efficiently expand the availability of PCI slots and provide a one-step procedure to connect external devices to portable computers.

Our Solutions

      We focus on providing a broad range of solutions that satisfy the overall needs of the mobile electronic device user. Our power, handheld and expansion and docking solutions each address particular challenges as follows:

      Power. Our innovative power solutions eliminate the need for mobile electronic device users to carry multiple power adapters to operate and charge their devices. Our AC/DC combination power adapters work with any available power source, including the AC wall outlet in a home, office or hotel room, or the DC cigarette lighter plug in an automobile, airplane, or train. Our patented tip technology allows a user to carry a few lightweight tips in combination with a single adapter to charge a variety of devices, including a substantial portion of the portable computers, mobile phones, smartphones, PDAs, and other mobile electronic devices currently in the market. Further, device users can simultaneously charge multiple devices by using a single adapter and the appropriate tips with our optional 12-watt peripheral powering system, or PPS.

      Handheld Solutions. Our leading handheld hardware products are cradles for handheld devices that provide connectivity to a network without the need for a computer and are particularly beneficial where handheld devices are the user’s primary computing device. Uses include inventory management, logistics and pharmaceutical field trials. Our Quickoffice software suite provides users of smartphones and PDAs that utilize Palm or Symbian operating systems with word processing, spreadsheet, and presentation software capability. In addition, the software allows users to edit and sync Microsoft Word, PowerPoint and Excel documents. We believe that our handheld solutions effectively fill gaps in the offering of the leading handheld device OEMs and software vendors.

      Expansion and Docking. We offer a variety of PCI slot expansion products for portable computers, desktop computers and servers. In addition, we offer docking stations for portable computers. These solutions allow the users to cost effectively expand the capability of their existing computing devices and connect to external devices thereby increasing portability, flexibility and performance needed for high-end computing applications without requiring duplicative or redundant hardware. We provide these products to a range of industries, including audio/ video editing, test and measurement, industrial automation, broadcast and telephony.

Our Strategy

      We intend to capitalize on our current strategic position in the mobile electronic device market by continuing to introduce innovative high-technology products that suit the needs of a broad range of users in each of our major product areas. It is our goal to be a market leader in each of the product solution categories in which we will compete, and to offer mobile users unique, innovative solutions. Elements of our strategy include:

      Continue To Develop Innovative Products. We have a history of designing and developing highly differentiated products to serve the needs and enhance the experience of mobile electronic device users. We intend to continue to develop and market a broad range of highly differentiated products, like our family of power adapters, that address additional markets in which we choose to compete. We also intend to protect our intellectual property position in these markets by aggressively filing for additional patents on an ongoing basis.

      Expand Our OEM Relationships. We have relationships with original equipment manufacturers, or OEMs such as IBM, Dell, Symbol, Gateway and Apple where we provide branded and private-label products for a broad range of end-market applications. We intend to continue to expand and strengthen our relationships by designing and manufacturing high quality products to meet the exacting specifications required by our OEM customers.

      Leverage Our Strategic Relationships. During 2003 and early in 2004, we entered into strategic relationships with RadioShack, Kensington and Targus to private-label our existing products and co-develop next generation products. We expect that these relationships will significantly increase the availability and exposure of our products, particularly among large national and international retailers such as RadioShack, BestBuy, CompUSA, Circuit City, Wal-Mart, Office Depot and Staples.

      Capitalize On Our Strong Distribution Channels. We currently sell our products worldwide through leading distributors including Ingram Micro. We intend to leverage these powerful distribution relationships to enable an efficient distribution channel to provide broad availability of our products.

      Pursue Strategic Acquisitions. We intend to continue to evaluate opportunities to acquire complementary businesses, technologies and products that address the mobile electronic device market. We also plan to pursue acquisitions that will enable us to more rapidly develop and bring to market advanced technology, to expand distribution capabilities and/or to penetrate other targeted markets or geographic locations.

Our Products

      We provide a broad range of products designed to satisfy the power and connectivity needs experienced by the mobile electronic device user while traveling, at home or in the office. Our products provide customers with solutions specifically in three aspects of mobile computing: versatile power sourcing and charging, increased handheld device functionality and computer expansion and docking. The following is a description of our primary products by category, which are sold both under our own brand and the private-label brands of our OEMs, and to private-label reseller, distribution and retail customers.

      Power. In early 2003, we introduced a combination AC/DC universal power adapter for portable computers, called Juice, which works with any available power source, including the AC wall outlet in a home, office or hotel room, or the DC cigarette lighter plug in an automobile, airplane or train. In addition, we offer a range of DC-only power adapters, more commonly known as auto/air adapters, and a range of AC-only power adapters. This family of power adapter products utilizes our patented tip technology which allows a single power adapter to plug into a substantial portion of the portable computers, mobile phones, smartphones, PDAs, and other handheld devices currently in the market. When our power adapters are combined with our optional 12 watt peripheral powering system, or PPS, the user can simultaneously charge multiple mobile electronic devices, eliminating the need to carry multiple charging adapters.

      In addition, we are developing a family of power adapters specifically for various mobile electronic products with lower power requirements, such as mobile phones, smartphones, PDAs, digital cameras, camcorders, portable DVD players, MP3 players, and portable game consoles, including a DC cigarette lighter adapter, an AC mobile adapter, and a combination AC/DC adapter.

      The following table highlights the key features of power products that we currently offer.

Product Features

			Continuous	Interchangeable	PPS
Product	AC	DC	Power	Tips	Compatible

Juice[70]	✓	✓	70 watts	✓	✓
ice[90]	✓		90 watts	✓	✓
ice[70]	✓		70 watts	✓	✓
PowerXtender[70]		✓	70 watts	✓	✓

      The following table highlights the key features of power products that are currently in development.

Product Features

			Continuous	Interchangeable	PPS
Product	AC	DC	Power	Tips	Compatible

Cigarette Lighter Adapter (CLA)		✓	15 watts	✓
Mobile AC Adapter (MAC)	✓		15 watts	✓
Low Power AC/DC Adapter	✓	✓	15 watts	✓	✓

      We also develop a range of custom power products for our OEM and private label partners, including unique products that have been, or are being, developed for OEM’s such as IBM, Dell and private-label partners such as Kensington and Targus. Sales of power products represented approximately 54%, 26% and 46% of our total revenue for the years ended December 31, 2003, 2002 and 2001, respectively.

      Handheld Solutions. We offer a family of hardware and software solutions that expand the connectivity, flexibility and functionality of handheld and other electronic devices, including smartphones and PDAs.

•	Hardware Products. We produce innovative cradles for handheld devices that provide a charging station and direct network connectivity eliminating the need for first connecting to a desktop or portable computer. These cradles enable the use of handheld devices in applications such as inventory management, logistics and pharmaceutical field trials. Our hardware solutions also include our PitchTM product, which allows a user to connect a handheld device to various peripheral devices such as keyboards, mice, and video displays. Pitch also allows a user to conduct presentations directly from a smartphone or PDA, allowing professionals who regularly conduct presentations to use a light-weight handheld device instead of their portable computer. Sales of handheld hardware products represented approximately 19%, 29% and 0% of our total revenue for the years ended December 31, 2003, 2002 and 2001, respectively.

•	Software Products. We offer a software suite called Quickoffice that provides word processing, spreadsheet and presentation program capabilities to the users of smartphone or PDA devices. In addition, the software allows users to edit and sync Microsoft Word, PowerPoint and Excel documents on their handheld devices. Quickoffice is compatible with Palm OS and Symbian, a leading operating system for smartphones. Our software is currently offered as a bundle option with smartphones offered by Nokia, Sony Ericsson, Kyocera, palmOne, Inc., and Samsung Electronics; with PDA devices offered by Sony and AlphaSmart, Inc.; and with Intellisync Corporation’s corporate e-mail software. Sales of handheld software products represented less than 10% of our total revenue for each of the years ended December 31, 2003, 2002 and 2001.

      Expansion and Docking. We offer a variety of PCI slot expansion products for portable computers, desktop computers and servers, including PCI to PCI expansion, CardBus to PCI expansion, Switched Fabric Expansion, Split Bridge® and other non-enclosed links and board sets, and Serial PCI and SBus products. These solutions allow the user to cost effectively expand the capability of their computing device, permitting the application of solutions that were not previously possible or that were prohibitively expensive. For example, our expansion products can be used to add necessary storage or PCI capability to an existing server, eliminating the need to purchase additional servers.

      Our family of PCI expansion products also provides users of PCI-based systems the portability, flexibility and performance needed for high-end computing applications. We provide these products to a range of industries, including audio/video editing, test and measurement, industrial automation, broadcast, telephony and others that can now have scalable systems that could not previously be used in mobile settings because of system limitations. Sales of expansion and docking products represented approximately 13%, 22% and 27% of our total revenue for the years ended December 31, 2003, 2002 and 2001, respectively.

      Accessories. In addition to our other products, we market a number of mobile device accessories such as port replicators, monitor stands, mobile phone accessories and portable computer stands. Sales of accessories and other products represented approximately 10%, 18% and 25% of our total revenue for the years ended December 31, 2003, 2002 and 2001, respectively.

Sales and Marketing

      We market and sell our products on a worldwide basis to OEMs, private-label resellers, distributors, resellers, retailers and direct to end users through our iGo website. Our OEM and private-label reseller sales organization is primarily aligned along our core product lines: power, handheld solutions and expansion and docking. In addition, our distribution channel sales team focuses on selling our iGo branded products throughout North America.

      We implement a variety of marketing activities to aggressively market our family of products. Such activities include participation in major trade shows, key OEM and distribution catalogs, distribution promotions, reseller and information technology manager advertising, on-line advertising and banner ads, direct mail and bundle advertisements with OEMs and distribution channel partners. In addition, we pursue a strong public relations program to educate the market regarding our products.

Customers

      We sell to OEMs, private-label resellers, distributors, resellers, retailers and directly to end users through our iGo website. Our customers include:

OEM/Private Label Resellers	Retailers/Distributors

Apple(1)	Brookstone, Inc.
Dell	CDW
Dicota	Ingram Micro
Digidesign, a division of	Insight(1)
Avid Technologies, Inc.
Gateway	RadioShack
IBM
Kensington
Sun Microsystems, Inc.
Symbol
Targus

(1)	These customers purchase from us through a distributor or private-label reseller.

      As a group, the OEMs and private-label resellers, and distributors and retailers listed in the table above accounted for 36% and 29%, respectively, of revenue for the year ended December 31, 2003, compared to 48% and 5% for the year ended December 31, 2002. Our distributors sell a wide range of our products to value-added resellers, system integrators, cataloguers, major retail outlets and certain OEM fulfillment outlets worldwide.

      During 2003 and early in 2004, we entered into strategic relationships with RadioShack, Kensington and Targus to private-label our existing products and co-develop next generation products. We expect that these relationships will increase the availability and exposure of our products, particularly among large national and international electronics and office products retailers.

      IBM, which purchases brand labeled power products and monitor stands, accounted for 14% of our revenue for the year ended December 31, 2003 and 20% for the year ended December 31, 2002. Symbol, which purchases serial and modem cradles for handheld devices, accounted for 10% of our revenue for the year ended December 31, 2003 and 20% for the year ended December 31, 2002. RadioShack, a retailer of consumer electronic devices, accounted for 15% of our revenue for the year ended December 31, 2003. Ingram Micro, which is a distributor of mobile electronic devices, accounted for 11% of our revenue for the year ended December 31, 2003. No other customer accounted for greater than 10% of sales for the year ended December 31, 2003. International sales were approximately 14% of revenue for each of the years ended December 31, 2003 and 2002. The principal international market we serve is Europe.

      As is generally the practice in our industry, a portion of our sales to distributors and resellers is generally under terms that provide for certain stock balancing return privileges and price protection. Accordingly, we make a provision for estimated sales returns and other allowances related to those sales. Returns, which are netted against our reported revenue, were approximately 4% of revenue for the year ended December 31, 2003 and 5% for the year ended December 31, 2002.

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

      As of December 31, 2003, our research and development group consisted of 30 people who are responsible for hardware and software design, test and quality assurance. Electrical design services are provided to us by several of our outsource partners under the supervision of our in-house research and development group. Industrial design services are provided to us primarily by Hotwire Development, LLC, who also works with our in-house design team to generate innovative product concepts. Amounts spent on research and development for the years ended December 31, 2003, 2002 and 2001 were $4.8 million, $5.8 million, and $5.6 million, respectively.

Manufacturing and Logistics

      In order to manufacture our products cost-effectively, we have implemented a strategy to outsource substantially all of the manufacturing services for our products. Our internal activities are focused on design, low-volume manufacturing and quality testing and our outsourced manufacturing providers are focused on high-volume manufacturing and logistics.

      For example, Hipro Electronics Co., Ltd., a leading designer, developer and manufacturer of a variety of power adapter products based in Taiwan, currently manufactures Juice, our combination AC/DC universal power adapter. In contrast, we focus our internal manufacturing activity on our expansion products, which are low-volume products that require custom engineering support.

      We purchase the principal components of our products from outside vendors. The terms of supply contracts are negotiated by us or our manufacturing partners with each vendor. We believe that our present vendors have sufficient capacity to meet our supply requirements and that alternative production sources for most components are generally available without interruption. However, several vendors, including those that provide components for certain of our handheld hardware products, are sole sourced.

      The majority of our OEM and private-label products are shipped by our outsource manufacturers to our OEM and private-label reseller customers or their fulfillment hubs. We employ the services of an outsource logistics company to efficiently manage the packaging and shipment of our iGo branded products. The logistics company breaks down and packages the iGo branded products for our various distribution channels.

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

      Our power products primarily compete with products offered by specialized third party mobile computing accessory companies, including American Power Conversion, Belkin, Comarco (who distributes via Belkin), Lind, and RRC Power Solutions. In addition, we compete with the internal design efforts of our OEM and non-OEM customers. Our handheld solutions generally compete with products offered by specialized third party accessory companies, including Data Viz. Our expansion products primarily compete with products offered by SBS Communications.

Proprietary Rights

      We primarily rely on a combination of patent protection, copyright and trademark laws, trade secrets, nondisclosure agreements and technical measures to protect our proprietary rights. We file domestic and foreign patent applications to protect our technological position and new product development. As of March 2, 2004 we held 34 U.S. patents and 7 foreign patents and had 62 patents pending.

      In general, our patents cover a variety of aspects of the technology utilized in our power, handheld and expansion and docking product lines. We currently license different aspects of our proprietary rights to third parties pursuant to strategic alliances, which often include cross-licensing arrangements.

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

Employees

      As of December 31, 2003, we had 123 full-time employees, 122 who are located in the United States and 1 who is located in Europe, including 28 employed in operations, 30 in engineering, 37 in sales and marketing and 28 in administration. We engage temporary employees from time to time to augment our full time employees, generally in operations. None of our employees are covered by a collective bargaining agreement. We believe we have good relationships with our employees.

Available Information

      Our website is located at http://www.mobilityelectronics.com. We make available free of charge, on or through our website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission (SEC). Information contained on our website is not part of this report or any other report filed with the SEC.

EXECUTIVE OFFICERS OF THE COMPANY

      The following table shows the name, age and position of each of our executive officers as of March 4, 2004:

Name	Age	Position

Charles R. Mollo	52	President, Chief Executive Officer and Chairman of the Board
Joan W. Brubacher	50	Executive Vice President, Chief Financial Officer and Treasurer
Timothy S. Jeffries	41	Executive Vice President and Chief Operating Officer

      Charles R. Mollo is one of our founders and has been Chief Executive Officer and Chairman of the Board of Directors since our formation in May 1995, and President since July 1999, having previously served as President between March 1997 and June 1998. From September 1992 to May 1995, Mr. Mollo was the director of the Wireless Telephone Products Division of Andrew Corporation, a communications equipment services and systems company. From September 1986 to July 1992, Mr. Mollo was the Vice President of Corporate Development of Alliance Telecommunications Corporation, a wireless telecommunications company. Between 1980 and 1986, Mr. Mollo was a Vice President of Meadows Resources, Inc., where he managed a venture capital and investment portfolio of approximately $150 million. In the past, he has served on the boards of a number of companies, including Alliance Telecommunications Corporation. Mr. Mollo holds a bachelor’s degree in Electrical Engineering from Manhattan College, a master’s degree in Electrical Engineering from Newark College of Engineering and an MBA from the University of New Mexico.

      Joan W. Brubacher began working for us in 1998 as our Senior Financial Analyst, was appointed Controller in 1999 and promoted to Vice President in 2000. She was appointed to the position of Vice President and Chief Financial Officer in 2001 and Executive Vice President and Chief Financial Officer in 2002. Prior to joining us, Ms. Brubacher served as Chief Financial Officer for Phase Laser Systems, Inc., an electronics development/ manufacturing firm. Previously, she served as Chief Financial Officer and subse-

quently as Chief Operating Officer for Laserex, Inc., a laser pointer manufacturing company. Ms. Brubacher began her career with the international public accounting firm Ernst & Whinney (now Ernst & Young) and holds a bachelor’s degree in Business Administration with concentration in Accounting from Kansas State University.

      Timothy S. Jeffries joined us in 2002 as Vice President of Worldwide Sales. Mr. Jeffries was appointed Executive Vice President of Worldwide Sales & Services in August 2002, and was appointed Executive Vice President, Global Sales, Marketing & Services in February 2003. He was appointed Executive Vice President and Chief Operating Officer in May 2003. Prior to joining us, Mr. Jeffries served as Vice President, Client Solutions for Viacore, Inc., from 2000 to 2001. Previously, he served as Vice President, Vendor Sales, and later Vice President, Product Management, for Ingram Micro, Inc., a computer products distribution company, from 1997 to 1999. Mr. Jeffries has also held several sales and marketing leadership roles in the high technology industry with companies such as Intelligent Electronics, Inc. and Novell, Inc. Mr. Jeffries holds a bachelor’s degree in Political Science from Santa Clara University and an MBA from Duke University.

RISK FACTORS

Risks Related to Our Business

If our revenue is not sufficient to absorb our expenses, we will not be profitable in the future.

      We have experienced significant operating losses since inception and, as of December 31, 2003, have an accumulated deficit of $104.1 million. We intend to make expenditures, specifically in research and development, on an ongoing basis, primarily from cash generated from operations and, if available, from lines of credit, as we develop and introduce new products and expand into new markets. If we do not achieve revenue growth sufficient to absorb our planned expenses, we will experience additional losses in future periods. In addition, there can be no assurance that we will achieve or sustain profitability.

      Our future success is dependent on market acceptance of our power products. If acceptance of these products does not continue to grow, we will be unable to increase or sustain our revenue, and our business will be severely harmed. If we do not gain market acceptance of our products and technology, we will be unable to achieve anticipated revenue or maintain revenue.

      If we do not achieve widespread market acceptance of our power products and technology, we may not maintain our existing revenue or achieve anticipated revenue. For example, we currently derive a material portion of our revenue from the sale of our recently introduced Juice product. Juice is a power charging product, which is a combination AC/DC power adapter for portable computers, PDAs, and mobile phones. Combination AC/DC power adapters represent a new product category in the mobile electronics industry. We anticipate that a material portion of our revenue in the foreseeable future will be derived from Juice and similar power products in this new market category that we are currently developing or plan to develop. We can give no assurance that this market category will develop sufficiently to cover our expenses and costs or that we will be able to develop similar power products. Moreover, our power products may not achieve widespread market acceptance if:

•	we fail to complete development of these products in a timely manner;

•	we fail to achieve the performance criteria required of these products by our customers; or

•	competitors introduce similar or superior products.

      In addition, the retail version of the Juice product includes a universal feature that allows a single version of the product to be used with almost any portable computer. If portable computer manufacturers choose to design and manufacture their products in such a way as to limit the use of universal devices with their computers, it could reduce the applicability of a universal device and limit market acceptance of the product at the retail level.

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

      Our operating results have fluctuated in the past, and may continue to fluctuate in the future. It is likely that in some future quarter or quarters our operating results will be below the expectations of securities analysts and investors. If this happens, the market price for our common stock may decline significantly. The factors that may cause our operating results to fall short of expectations include:

•	the timing of our new product and technology introductions and product enhancements relative to our competitors or changes in our or our competitors’ pricing policies;

•	market acceptance of our power, handheld solutions, and expansion and docking products;

•	the size and timing of customer orders;

•	delay or failure to fulfill orders for our products on a timely basis;

•	distribution of or changes in our revenue among OEMs, private-label resellers and distribution partners;

•	our inability to accurately forecast our contract manufacturing needs;

•	difficulties with new product production implementation or supply chain;

•	our suppliers’ ability to perform under their contracts with us;

•	product defects and other product quality problems which may result from the development of new products;

•	the degree and rate of growth of the markets in which we compete and the accompanying demand for our products;

•	our ability to expand our internal and external sales forces and build the required infrastructure to meet anticipated growth; and

•	seasonality of sales.

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

      The market for our products is highly competitive and in general is characterized by rapid technological advances, changing customer needs and evolving industry standards. If we fail to continue to introduce new products and product enhancements that achieve broad market acceptance on a timely basis, we will not be able to compete effectively, and we will be unable to increase or maintain our revenue. Our future success will depend in large part upon our ability to:

•	develop, in a timely manner, new products and services that keep pace with developments in technology and customer requirements;

•	meet potentially new manufacturing requirements and cover potentially higher manufacturing costs of new products;

•	deliver new products and services through appropriate distribution channels; and

•	respond effectively to new product announcements by our competitors by quickly introducing competing products.

      We may not be successful in developing and marketing, on a timely and cost-effective basis, either enhancements to existing products or new products that respond to technological advances and satisfy increasingly sophisticated customer needs. We depend upon Hotwire Development, LLC to assist us in generating innovative product concepts. If we fail to maintain our relationship with Hotwire, we may not be successful in developing innovative product concepts. If we fail to introduce or sell innovative new products, our operating results may suffer. In addition, if new industry standards emerge that we do not anticipate or adapt to, our products could be rendered obsolete and our business could be materially harmed. Alternatively, any delay in the development of technology upon which our products are based could result in our inability to introduce new products as planned. The success and marketability of technology and products developed by others is beyond our control.

      We have experienced delays in releasing new products in the past, which resulted in lower quarterly revenue than expected. For example, the introduction in early 2003 of our AC/DC power combination product, Juice, was delayed approximately 13 weeks due to necessary modifications required to meet safety certification and production start up requirements. Further, our efforts to develop new and similar products could be delayed due to unanticipated manufacturing requirements and costs. Delays in product development and introduction could result in:

•	loss of or delay in revenue and loss of market share;

•	negative publicity and damage to our reputation and brand;

•	decline in the average selling price of our products and decline in our overall gross margins; and

•	adverse reactions in our sales and distribution channels.

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

      We have historically derived a substantial portion of our revenue from a relatively small number of customers. Our five largest customers comprised 58% of our revenue for the year ended December 31, 2003. These customers typically do not have minimum purchase requirements and can stop purchasing our products at any time or with very short notice. In addition, most customer agreements are short term and non-exclusive and provide for purchases on a purchase order basis. We expect that a small number of customers will continue to represent a substantial percentage of our sales.

      For example, RadioShack accounted for 15% of our revenue and IBM accounted for 14% of our revenue for the year ended December 31, 2003. In the event RadioShack, IBM or any of our other major customers reduce, delay or cancel orders with us, and we are not able to sell our products to new customers at comparable levels, our revenue could decline significantly. In addition, any difficulty in collecting amounts due from one or more key customers would negatively impact our result of operations.

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

      We expect that we will continue to be dependent upon a limited number of OEMs for a significant portion of our revenue in future periods. No OEM is presently obligated either to purchase a specified amount of products or to provide us with binding forecasts of product purchases for any period. Our products are typically one of many related products used by portable computer users. Demand for our products is therefore subject to many risks beyond our control, including, among others:

•	competition faced by our OEM customers in their particular end markets;

•	market acceptance of our technology and products by our OEM customers;

•	technical challenges which may or may not be related to the components supplied by us;

•	the technical, sales and marketing and management capabilities of our OEM customers; and

•	the financial and other resources of our OEM customers.

      The reduction, delay or cancellation of orders from our significant OEM customers, or the discontinuance of the use of our products by our end users may subject us to potential adverse revenue fluctuations.

Our success is dependent in part upon our relationships with strategic private-label resellers.

      During the second quarter of 2003, we entered into relationships with Kensington and Fellowes to sell our power products on a private-label basis. At the end of the fourth quarter of 2003, however, we terminated our relationship with Fellowes because of its failure to place required minimum orders under our agreement, as well as other reasons. Our relationships with strategic private-label resellers are critical to our success. For example, we had expected significant sales of our power products to Fellowes in the fourth quarter of 2003, and because these sales did not materialize, our revenues during this quarter fell below our expectations. In addition, the failure to meet our revenue expectations will, and has, had a negative impact on the price of our common stock. During the first quarter of 2004, we entered into a relationship with Targus to sell our power products on a private-label basis. If Kensington or Targus fail to execute as we anticipate, our revenues will suffer and we will experience additional losses in future periods.

      Under the terms of our agreements with Kensington and Targus, our direct access to international markets or to certain U.S. markets has been limited. These agreements provide that we may not enter into any more than two broad-based distribution agreements, thereby currently prohibiting us from entering into any other broad-based distribution agreements. Accordingly, our success will depend in part upon Kensington and Targus’ ability and willingness to effectively and widely distribute and market our products. For example, because both the Kensington and Targus distribution chains include large retailers such as Circuit City, CompUSA, and Fry’s Electronics, we are precluded from distributing to these retailers directly. If Kensington and Targus do not purchase the volume of products that we anticipate, our results of operations will suffer.

      Success of the relationship with private-label resellers, such as Kensington and Targus, will also depend in part upon their success in marketing and selling our products on a private-label basis outside of the United States. The international sales by our private-label resellers are subject to a number of risks that could limit sales of our products. These risks include:

•	the impact of possible recessionary environments in foreign economies;

•	political and economic instability;

•	unexpected changes in regulatory requirements;

•	export restriction and availability of export licenses; and

•	tariffs and other trade barriers.

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

      Hipro Electronics Company, Ltd. is currently the exclusive manufacturer of our Juice products. Our agreement with Hipro does not permit us to second source our Juice product from any other manufacturer. On occasion, however, OEMs require a relationship with a second qualified manufacturer. Accordingly, unless Hipro allows us to secure a second source for such customers or we are not able to find a manufacturer willing to operate in a back-up relationship to Hipro in circumstances where Hipro can not meet our manufacturing needs, our exclusive arrangement may prevent us from working with some OEMs. In addition, Hipro manufactures our products on a purchase order basis and does not dedicate manufacturing capacity to us. Any disruption in our relationship with Hipro and/or the inability of Hipro to meet our manufacturing needs could harm our business. In order to replace Hipro we would have to identify and qualify an alternative supplier. This process could take several months to complete and would significantly impair our ability to fulfill customer orders.

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

      The principal components of our products are purchased from outside vendors. Several of these vendors are the sole source of supply of the components that they supply. Examples of sole source critical components include two different programmable microprocessors used in various models of our handheld hardware products. We do not have long term supply agreements with the manufacturers of these components or with our contract manufacturers. We obtain both components and products under purchase orders.

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

      We have acquired, and may pursue opportunities to acquire businesses, products or technologies that complement or expand our current capabilities. Acquisitions could require significant capital infusions and could involve many risks including, but not limited to, the following:

•	difficulties in assimilating and integrating the operations, products and workforce of the acquired companies;

•	acquisitions may negatively impact our results of operations because they may require large one-time charges or could result in increased debt or contingent liabilities, adverse tax consequences, substantial depreciation or deferred compensation charges, or the amortization or write down of amounts related to deferred compensation, goodwill and other intangible assets;

•	acquisitions may be dilutive to our existing stockholders;

•	acquisitions may disrupt our ongoing business and distract our management; and

•	key personnel of the acquired company may decide not to work for us.

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

      Our success depends on our ability to manage growth effectively. If we do not effectively manage this growth, we may not be able to operate efficiently or maintain the quality of our products. Either outcome could materially and adversely affect our operating results. As we continue to develop new products and bring them to market, we will be required to manage multiple projects, including the design and development of products and their transition to high volume manufacturing. This will place a significant strain on our operational, financial and managerial resources and personnel, our management information systems, and our operational and financial controls. To effectively manage our growth we must:

•	increase research and development resources;

•	install and implement adequate controls and management information systems in an effective, efficient and timely manner;

•	increase the managerial skills of our supervisors;

•	maintain and strengthen our relationships with our contract manufacturers and fulfillment provider; and

•	more effectively manage our supply chain.

We have experienced returns of our products, which could in the future harm our reputation and negatively impact our operating results.

      In the past, some of our customers have returned products to us because the product did not meet their expectations, specifications and requirements. These returns were 4% of revenue for the year ended December 31, 2003 and 5% of revenue for the year ended December 31, 2002. It is likely that we will experience some level of returns in the future and, as our business grows, this level may be more difficult to estimate. A portion of our sales to distributors is generally under terms that provide for certain stock balancing privileges. Under the stock balancing programs, some distributors are permitted to return up to 20% of their prior quarter’s purchases, provided that they place a new order for equal or greater dollar value of the amount returned. We have not historically experienced significant stock balance returns.

      Also, returns may adversely affect our relationship with those customers and may harm our reputation. This could cause us to lose potential customers and business in the future. We record a reserve for future returns at the time revenue is recognized. We believe the reserve is adequate given our historical level of returns. If returns increase, however, our reserve may not be sufficient and operating results could be negatively affected.

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

      The demand for the majority of our products and technology is primarily driven by the underlying market demand for mobile electronic devices. Should the growth in demand for mobile electronic devices be inhibited, we may not be able to increase or sustain revenue. Industry growth depends in part on the following factors:

•	increased demand by consumers and businesses for mobile electronic devices; and

•	the number and quality of mobile electronic devices in the market.

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

      Our common stock is currently traded on the Nasdaq National Market. We have in the past experienced, and may in the future experience, limited daily trading volume. The trading price of our common stock has been and may continue to be volatile. The market for technology companies, in particular, has at various times experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may significantly affect the trading price of our common stock, regardless of our actual operating performance. The trading price of our common stock could be affected by a number of factors, including, but not limited to, changes in expectations of our future performance, changes in estimates by securities analysts (or failure to meet such estimates), quarterly fluctuations in our sales and financial results and a variety of risk factors, including the ones described elsewhere in this prospectus. Periods of volatility in the market price of a company’s securities sometimes result in securities class action litigation. If this were to happen to us, such litigation would be expensive and would divert management’s attention. In addition, if we needed to raise equity funds under adverse conditions, it would be difficult to sell a significant amount of our stock without causing a significant decline in the trading price of our stock.

Our stock price may decline if additional shares are sold in the market.

      As of March 4, 2004, we had 27,664,795 shares of common stock outstanding. All of our outstanding shares are currently available for sale in the public market, some of which are subject to volume and other limitations under the securities laws. Future sales of substantial amounts of shares of our common stock by our existing stockholders in the public market, or the perception that these sales could occur, may cause the market price of our common stock to decline. We may be required to issue additional shares upon exercise of previously granted options and warrants that are currently outstanding.

      As of March 4, 2004, we had 2,186,551 shares of common stock issuable upon exercise of stock options under our 1996 stock option plan, of which 796,751 options were exercisable as of March 4, 2004; 97,637 shares were available for future issuance under our 1996 stock option plan; 129,685 shares were issuable under options granted outside our plan, of which 14,685 were exercisable as of March 4, 2004; 1,816,903 shares of common stock were issuable under our Employee Stock Purchase Plan; warrants to purchase 255,777 shares of common stock; and 340,628 shares of common stock issuable upon the conversion of 312,991 shares of Series C preferred stock convertible at a 1-to-1.08830 basis. Increased sales of our common stock in the market after exercise of currently outstanding options could exert significant downward pressure on our stock price. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price we deem appropriate.

Our executive officers, directors and principal stockholders have substantial influence over us.

      As of March 4, 2004, our executive officers, directors and principal stockholders together beneficially own approximately 11.3% of the outstanding shares of common stock. As a result, these stockholders, acting together, may be able to exercise substantial influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may also have the effect of delaying or preventing a change in our control that may be viewed as beneficial by the other stockholders.

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

      Some provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us even if a change of control would be beneficial to our stockholders. These provisions include:

•	authorizing the issuance of preferred stock, with rights senior to those of the common stockholders, without common stockholder approval;

•	prohibiting cumulative voting in the election of directors;

•	a staggered board of directors, so that no more than two of our five directors are elected each year; and

•	limiting the persons who may call special meetings of stockholders.

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

      Our corporate offices are located in Scottsdale, Arizona. This facility consists of approximately 24,000 square feet of leased space pursuant to a lease for which the current term expires on September 30, 2008. Additionally, we lease offices in San Diego, California, Boise, Idaho, and Dallas, Texas. Each of these offices supports our selling, research and development, and general administrative activities. Our San Diego facility is also utilized for light assembly of computer peripheral products. Our warehouse and product fulfillment operations are conducted at a third-party location in Memphis, Tennessee. We believe our facilities are suitable and adequate for our current business activities for the remainder of the lease terms.

Item 3.	Legal Proceedings

      Holmes Lundt, et al., plaintiffs, and Jason Carnahan, et. al., intervenors, v. Mobility Electronics, Inc., Portsmith, Inc., Charles R. Mollo, Joan W. Brubacher, Jeffrey R. Harris, Robert P. Dilworth, Larry M. Carr, William O. Hunt, Jerre L. Stead and Darryl Baker, pending in the District Court of the Fourth Judicial District of Idaho, Ada County, Cause No. CV-0C-0302562D. This lawsuit initially was commenced on April 2, 2003, by Holmes Lundt, former President and CEO of Portsmith, Inc., our wholly-owned subsidiary, and his wife, but additional plaintiffs were added, and several of our officers and directors were added as defendants. In their current pleading, the plaintiffs are alleging breach of the Portsmith merger agreement and Mr. Lundt’s employment agreement, wrongful termination of Mr. Lundt, fraudulent misrepresentation, securities fraud, breach of an alleged covenant of good faith and fair dealing, civil conspiracy, and are seeking monetary damages and/or rescission of the Portsmith merger agreement. On February 11, 2004, the court permitted the intervenors to intervene in the lawsuit and the intervenors in turn dismissed a separate lawsuit they had commenced on December 30, 2003. In their current pleading, the intervenors assert claims against the Company, Portsmith, Mr. Mollo and Ms. Brubacher, for breach of contract, breach of an alleged covenant of good faith and fair dealing, unjust enrichment, declaratory judgment, fraud, misrepresentation, concealment, breach of fiduciary duty, constructive trust, conversion, and constructive fraud. Intervenors are seeking monetary damages and/or the recovery of unspecified shares of the Company’s common stock. Among other things, plaintiffs and intervenors dispute that we appropriately calculated and paid the earn-out consideration called for by the Portsmith merger agreement. We intend to vigorously defend against the claims as well as pursue our own claims against the plaintiffs and intervenors.

      On February 10, 2004, a stockholder class-action lawsuit was filed against the Company and two of its executive officers in the United States District Court for the District of Arizona. A second stockholder class-action lawsuit was filed on February 20, 2004 against the Company and the same two executive officers in the same United States District Court for the District of Arizona. These lawsuits assert claims for securities fraud under Sections 10(b), 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, on behalf of a purported class of persons who purchased our publicly traded securities between September 2, 2003 and January 5, 2004. The complaints generally allege that various public statements made by or on behalf of us were false or misleading when made, that the individual defendants were allegedly aware of material non-public information at the time that they engaged in transactions in our common stock and that members of the purported stockholder class suffered damages when the market price of our common stock declined following disclosure of the information that allegedly had not been previously disclosed. The complaints seek to proceed on behalf of the alleged class described above, seek monetary damages in an unspecified amount and seek recovery of plaintiffs’ costs and attorneys’ fees. We intend to vigorously defend against these claims.

      We are from time to time involved in various legal proceedings incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on our business, financial condition, results of operations or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of stockholders during the fourth quarter of 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock has been traded on the Nasdaq National Market under the symbol “MOBE” since our initial public offering on June 30, 2000. Prior to that time, there was no public market for our common stock. The following sets forth, for the period indicated, the high and low bid prices for our common stock as reported by the Nasdaq National Market.

	High	Low

Year Ended December 31, 2002
Quarter Ended March 31, 2002	$1.68	$1.11
Quarter Ended June 30, 2002	$2.41	$1.30
Quarter Ended September 30, 2002	$2.29	$0.90
Quarter Ended December 31, 2002	$1.06	$0.60
Year Ended December 31, 2003
Quarter Ended March 31, 2003	$1.40	$0.70
Quarter Ended June 30, 2003	$4.24	$1.19
Quarter Ended September 30, 2003	$9.59	$3.77
Quarter Ended December 31, 2003	$12.50	$7.90

      As of February 27, 2004, we had 324 holders of record of our common stock.

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

      On December 1, 2003, we issued 70,000 shares of our common stock to InVision Wireless, LLC, valued at $11.36 per share, or $795,000, in connection with our acquisition of the hardware business of InVision Software Inc. and InVision Wireless, LLC. This issuance was made in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving any public offering.

      We incorporate by reference the Equity Compensation Plan Information contained under the heading “Executive Compensation — Securities Authorized for Issuance Under Equity Compensation Plans,” from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2004 Annual Meeting of Shareholders scheduled for May 26, 2004.

Item 6.	Selected Consolidated Financial Data

      The following selected consolidated financial data should be read together with our consolidated financial statements and notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other information contained in this Form 10-K. The selected financial data presented below under the captions “Consolidated Statements of Operations Data” and “Consolidated Balance Sheet Data” as of and for each of the years in the five-year period ended December 31, 2003 are derived from our consolidated financial statements, which consolidated financial statements have been audited by KPMG LLP, independent certified public accountants. The consolidated financial statements as of December 31, 2003 and 2002 and for each of the years in the three-year period ended December 31, 2003, are derived from our consolidated financial statements, included elsewhere in this Form 10-K.

	Years Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenue	$51,870	$31,334	$28,325	$28,005	$13,952
Cost of revenue	33,888	24,040	25,703	20,215	11,751

Gross profit	17,982	7,294	2,622	7,790	2,201
OPERATING EXPENSES:
Sales and marketing	7,208	7,080	8,129	8,323	5,208
Research and development	4,751	5,782	5,598	5,882	3,377
General and administrative	9,569	8,235	9,957	6,776	3,651

Total operating expenses	21,528	21,097	23,684	20,981	12,236

Loss from operations	(3,546)	(13,803)	(21,062)	(13,191)	(10,035)
Other (expense) income:
Interest, net	(27)	627	1,313	570	(1,456)
Non-cash deferred loan cost amortization	—	—	—	(2,527)	(4,840)
Other, net	4	(60)	65	(138)	(126)

Loss before cumulative effect of change in accounting principle	(3,569)	(13,236)	(19,684)	(15,286)	(16,457)
Cumulative effect of change in accounting principle(1)	—	(5,627)	—	—	—

Net loss	(3,569)	(18,863)	(19,684)	(15,286)	(16,457)
Beneficial conversion cost of preferred stock	(445)	—	—	(49)	(1,450)
Preferred stock dividend	(20)	—	—	—	—

Net loss attributable to common stockholders	$(4,034)	$(18,863)	$(19,684)	$(15,335)	$(17,907)

Net loss per share — basic and diluted:
Loss per share before cumulative effect of change in accounting principle	$(0.17)	$(0.78)	$(1.33)	$(1.55)	$(3.59)
Cumulative effect of change in accounting principle(1)	—	(0.33)	—	—	—

	$(0.17)	$(1.11)	$(1.33)	$(1.55)	$(3.59)

Weighted average common shares outstanding:
Basic and diluted	23,440	17,009	14,809	9,885	4,994

CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$11,024	$3,166	$14,753	$30,369	$4,792
Working capital	22,348	5,645	19,392	37,013	5,483
Total assets	50,263	28,369	35,037	55,674	14,899
Long-term debt and other non-current liabilities, less current portion	526	1,385	—	—	8,051
Total stockholders’ equity	41,072	17,628	30,148	48,904	2,310

(1)	See “Critical Accounting Policies and Estimates — Goodwill” under Item 7. for a description of this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis of our financial condition and results of operations should be read together with our selected consolidated financial data and the consolidated financial statements and notes thereto contained in this report. The following discussion contains forward-looking statements. Our actual results may differ significantly from the results discussed in these forward-looking statements. Please see the “Disclosure Concerning Forward-Looking Statements” and “Risk Factors” above for a discussion of factors that may affect our future results.

Overview

      Increased functionality and the ability to access and manage information remotely are driving the proliferation of mobile electronic devices and applications. The popularity of these devices is benefiting from reductions in size, weight and cost and improvements in functionality, storage capacity and reliability. Each of these devices needs to be powered and connected when in the home, the office, or on the road, and can be accessorized, representing an opportunity for one or more of our products.

      We use our proprietary technology to design and develop products that make mobile electronic devices more efficient and cost effective, thus enabling professionals and consumers higher use of these mobile electronic devices and the ability to access information more readily. Our products include power, handheld and expansion and docking products.

      We sell our products to OEMs, private-label resellers, distributors, resellers, retailers and end-users. We recently entered into strategic reseller agreements with Kensington and Targus to market and distribute our power products on a private-label basis. We sell to retailers such as RadioShack and through distributors such as Ingram Micro. We also sell directly to end users through our company websites and provide customized solutions to corporate customers. Direct sales to OEMs and private-label resellers accounted for approximately 45% for the year ended December 31, 2003 and 62% of revenue for the year ended December 31, 2002. Sales through retailers and distributors accounted for approximately 45% of revenue for the year ended December 31, 2003 and 12% of revenue for the year ended December 31, 2002. The balance of our revenue during these periods was derived from direct sales to end users. In the future, we expect that we will be dependent upon a relatively small number of customers for a significant portion of our revenue, including most notably RadioShack, Targus, Kensington, IBM, Dell, Symbol, and Ingram Micro.

      Our early focus was on the development of DC power adapters and remote peripheral component interface, or PCI, bus technology and products based on our proprietary Split Bridge® technology. We invested heavily in our leading edge Split Bridge technology. While we have had some success with Split Bridge in the corporate portable computer market with sales of universal docking stations, it became clear in early 2002 that this would not be the substantial opportunity we originally envisioned. While we continue to produce and sell products and selectively evaluate opportunities using our Split Bridge technology, we are no longer committing substantial resources to this technology.

      In 2002, we repositioned ourselves as a provider of power and connectivity products for mobile electronic devices, including portable computers, PDAs, mobile phones, smartphones, digital cameras and DVD players. Through a combination of acquisitions and internal development, we created a much broader base of innovative products for use with mobile electronic devices by capitalizing on our base of technology and distribution channels.

      Our long-term goal is to establish an industry standard for all electronic device power adapters based on our patented tip technology. We also believe there are long-term growth opportunities for our handheld products and technology related to the new smartphones that are being introduced by the major phone manufacturers.

      Our 2004 development efforts are focused significantly on the development of our Juice family of power adapter products. In particular, we are collaborating with RadioShack to develop and market a line of power adapters, including cigarette lighter adapters, mobile AC adapters, and low power universal AC/ DC adapters, specifically designed for the low power mobile electronics device market. Each of these devices will incorporate our patented tip technology and the combination AC/ DC adapter will also allow users to simultaneously charge an ancillary device with our optional PPS accessory.

      Our ability to execute successfully on our near and long-term objectives depends largely upon the general market acceptance of our tip technology which allows users to charge multiple devices with a single adapter and our ability to protect this technology through our intellectual property. Additionally, we must execute on the customer relationships that we have developed and continue to design, develop, manufacture and market new and innovative technology and products that are embraced by these customers and the overall market in general.

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

      Our recognition of revenue from product sales to distributors, resellers and retailers, or the “distribution channel,” is affected by agreements we have giving certain customers rights to return up to 20% of their prior quarter’s purchases, provided that they place a new order for equal or greater dollar value of the amount returned. We also have agreements with certain customers that allow them to receive credit for subsequent price reductions, or “price protection.” At the time we recognize revenue, upon shipment and transfer of ownership, we reduce our measurements of those sales and the related cost of sales by our estimates of future returns and price protection by recording an allowance for sales returns in the amount of the difference between the sales price and the cost of goods sold as a reduction of accounts receivable. Gross sales to the distribution channel accounted for approximately 45% for the year ended December 31, 2003 and 12% of revenue for the year ended December 31, 2002.

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

      Goodwill Valuation. In conjunction with the implementation of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”, (SFAS No. 142), we performed a goodwill impairment evaluation as of January 1, 2002 relating to the goodwill that was recorded at December 31, 2001. Based on the results of that impairment evaluation, we determined the recorded goodwill at December 31, 2001 of approximately $5.6 million was fully impaired. We recorded the impairment write-down as a cumulative effect of change in accounting principle in accordance with the new accounting standard.

      As a result of our acquisitions of Portsmith, Cutting Edge Software and iGo during 2002, we have recorded additional goodwill of approximately $13.0 million as of December 31, 2003. In accordance with SFAS No. 142, we evaluated the newly acquired goodwill for impairment and determined that the recorded goodwill was not impaired as of December 31, 2003.

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

Results of Operations

      The following table sets forth certain consolidated financial data for the periods indicated expressed as a percentage of total revenue for the periods indicated:

	Year Ended December 31,

	2003	2002	2001

Revenue	100.0%	100.0%	100.0%
Cost of Revenue	65.3	76.7	90.7

Gross Profit	34.7	23.3	9.3
Operating Expenses:
Sales and marketing	13.9	22.6	28.7
Research and development	9.2	18.5	19.8
General and administrative	18.2	26.2	35.1

	41.3	67.3	83.6

Loss from operations	(6.6)	(44.0)	(74.3)
Other Expense:
Interest, net	(0.1)	2.0	4.6
Other income (expense), net	—	(0.2)	0.2

Loss before cumulative effect of change in accounting principle	(6.7)	(42.2)	(69.5)
Cumulative effect of change in accounting principle	—	(18.0)	—

Net loss	(6.7)	(60.2)	(69.5)

Comparison of Years Ended December 31, 2003, 2002, and 2001

      Revenue. Revenue generally consists of sales of products, net of returns and allowances. To date, our revenues have come predominantly from power adapters, handheld products, expansion and docking products, and accessories. The following table summarizes the year-over-year comparison of our revenue for the periods indicated:

	Annual	Increase from	Percentage Change
Year	Amount	Prior Year	from Prior Year

	(Thousands)
2003	$51,870	$20,536	65.5%
2002	31,334	3,009	10.6%
2001	28,325	—	—

      The 2003 increase in revenue is primarily due to the introduction of our new combination AC/ DC universal power adapter in January 2003. As a result, sales of power products increased by $19.6 million, or 241.7%, to $27.8 million during the year ended December 31, 2003 as compared to $8.1 million for the year ended December 31, 2002.

      The 2002 increase in revenue was primarily a result of our acquisitions of Portsmith, Cutting Edge Software and iGo during 2002. Approximately $9.7 million of the increase was due to sales of handheld hardware and software products through our Portsmith and Cutting Edge Software subsidiaries, which we acquired in February and August 2002, respectively. Approximately $3.8 million of the increase was due to sales of AC and DC power adapters, batteries and accessories through our iGo subsidiary, which we acquired in September 2002. These increases were partially offset by a decrease of approximately $7.3 million in sales of AC and DC power adapters primarily due to the termination of our distribution agreement with Targus in December 2001. We entered into a new distribution agreement with Targus in February 2004. Sales of accessories decreased by approximately $3.0 million during 2002 as a result of general economic conditions that contributed to a slow down in sales of computers and computer-related products and accessories during that time period.

      Cost of revenue. Cost of revenue generally consists of costs associated with components, outsourced manufacturing and in-house labor associated with assembly, testing, packaging, shipping and quality assurance, depreciation of equipment and indirect manufacturing costs. The following table summarizes the year-over-year comparison of our cost of revenue for the periods indicated:

	Annual	Increase/(Decrease)	Percentage Change
Year	Amount	from Prior Year	from Prior Year

	(Thousands)
2003	$33,888	$9,848	41.0%
2002	24,040	(1,663)	(6.5)%
2001	25,703	—	—

      The 2003 increase in cost of revenue was due primarily to the 65.5% volume increase in revenue. Cost of revenue as a percentage of revenue decreased to 65.3% for the year ended December 31, 2003 from 76.7% for the year ended December 31, 2002. The reduction in cost of revenue as a percentage of revenue is primarily attributable to the spreading of fixed overhead expenses over increases in sales volumes and the introduction of new higher-margin power products during 2003.

      The 2002 decrease in cost of revenue was primarily due to a $3.8 million charge to cost of revenue for excess and obsolete inventory and abandoned tooling for the year ended December 31, 2001. This decrease was partially offset by a similar charge for excess and obsolete inventory of $1.2 million during 2002. Cost of revenue as a percentage of revenue decreased to 76.7% for the year ended December 31, 2002 from 90.7% for the year ended December 31, 2001. Excluding the charges for excess and obsolete inventory and abandoned tooling, cost of revenues as a percentage of revenue was 75.0% and 78.6% for the years ended December 31, 2002 and 2001, respectively. The reduction in cost of revenues as a percentage of revenue was primarily attributable to the spreading of fixed overhead expenses over increases in sales volumes.

      Gross profit. The following table summarizes the year-over-year comparison of our gross profit for the periods indicated:

	Annual	Increase from	Percentage Change
Year	Amount	Prior Year	from Prior Year

	(Thousands)
2003	$17,982	$10,688	146.5%
2002	7,294	4,672	178.2%
2001	2,622	—	—

      Gross margins increased to 34.7% for the year ended December 31, 2003 from 23.3% for the year ended December 31, 2002. The increase in gross margins was primarily due to the introduction of the new higher-margin combination AC/ DC power adapter product in January 2003. Gross profit was also positively impacted by the spreading of fixed overhead expenses over increases in sales volumes.

      Gross margins increased to 23.3% for the year ended December 31, 2002 from 9.3% for the year ended December 31, 2001. The increase in gross margins was due primarily to a $3.8 million charge to cost of revenue for excess and obsolete inventory and abandoned tooling for the year ended December 31, 2001, offset by a similar charge of approximately $1.2 million during 2002. Excluding these charges, gross profit was 27.3% and 22.5% for the years ended December 31, 2002 and 2001, respectively. Gross profit was also positively impacted by the change in product mix during 2002.

      Sales and marketing. Sales and marketing expenses generally consist of salaries, commissions and other personnel related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. The following table summarizes the year-over-year comparison of our sales and marketing expenses for the periods indicated:

	Annual	Increase/(Decrease)	Percentage Change
Year	Amount	from Prior Year	from Prior Year

	(Thousands)
2003	$7,208	$128	1.8%
2002	7,080	(1,049)	(12.9)%
2001	8,129	—	—

      The 65.5% increase in revenue for the year ended December 31, 2003 as compared to the year ended December 31, 2002, was primarily a result of increased sales through distribution channels which did not require a corresponding increase in sales and marketing expenses. As a result, sales and marketing expenses as a percentage of revenue decreased to 13.9% for the year ended December 31, 2003 from 22.6% for the year ended December 31, 2002.

      The 2002 decrease in sales and marketing expenses primarily resulted from a reduction in marketing programs due to our decision to focus our marketing efforts on what we deemed to be the most productive sales channels. As a percentage of revenue, sales and marketing expenses decreased to 22.6% for the year ended December 31, 2002 from 28.7% for the year ended December 31, 2001.

      Research and development. Research and development expenses consist primarily of salaries and personnel-related costs, outside consulting, lab costs and travel related costs of our product development group. The following table summarizes the year-over-year comparison of our research and development expenses for the periods indicated:

	Annual	Increase/(Decrease)	Percentage Change
Year	Amount	from Prior Year	from Prior Year

	(Thousands)
2003	$4,751	$(1,031)	(17.8)%
2002	5,782	184	3.3%
2001	5,598	—	—

      While research and development expenses for the year ended December 31, 2003 decreased as compared to the year ended December 31, 2002, research and development expenses in 2002 included $620,000 of in-process research and development recorded in connection with the acquisition of Cutting Edge Software and $400,000 associated with the write-down of certain tooling equipment which was never used in production. Excluding these charges, research and development expense for 2002 was $4.8 million which is consistent with research and development expenses for 2003.

      Excluding the $1.0 million of charges in 2002, research and development expenses for the year ended December 31, 2002 decreased as compared to the year ended December 31, 2001 due to reductions in engineering expenses and staff as a result of the development of Split Bridge technology, which was largely developed in 2000 and the early part of 2001.

      General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related expenses of our finance, human resources, information systems, corporate development and other administrative personnel, as well as facilities, professional fees, depreciation and amortization and related expenses. The following table summarizes the year-over-year comparison of our general and administrative expenses for the periods indicated:

	Annual	Increase/(Decrease)	Percentage Change
Year	Amount	from Prior Year	from Prior Year

	(Thousands)
2003	$9,569	$1,334	16.2%
2002	8,235	(1,772)	(17.3)%
2001	9,957	—	—

      The increase in general and administrative expenses for the year ended December 31, 2003 compared to the year ended December 31, 2002 is due primarily to costs incurred in connection with litigation of a patent infringement matter that was settled in July 2003 of approximately $750,000 and an increase of approximately $200,000 in bad debt expense resulting from the increase in sales and accounts receivable during 2003. The balance of the increase was primarily due to information system consolidation and integration efforts relating to our acquisitions of Portsmith, Cutting Edge, and iGo in 2002. General and administrative expenses as a percentage of revenue decreased to 18.2% for the year ended December 31, 2003 from 26.2% for the year ended December 31, 2002.

      For the year ended December 31, 2001, general and administrative expenses included a write-off of a $3.0 million loan to a strategic partner and also included goodwill amortization of $600,000 relating to the acquisition of Magma in October 2000. Excluding the 2001 write-off and goodwill amortization, general and administrative expenses for the year ended December 31, 2002 increased approximately $1.8 million, primarily due to severance and termination costs and increases in general and administrative expenses, including personnel, facilities, travel and telecommunications as a result of the acquisitions of Portsmith, Cutting Edge Software and iGo. Excluding the 2001 charge and goodwill amortization, general and administrative expenses as a percentage of total revenue increased to 26.2% for the year ended December 31, 2002 from 22.4% for the year ended December 31, 2001.

      Interest, net. Interest, net consists primarily of interest earned on our cash balances and short-term investments, net of interest expense. Interest expense relates to our line of credit entered into in October 2002. The following table summarizes the year-over-year comparison of interest, net for the periods indicated:

	Annual	Decrease from	Percentage Change
Year	Amount	Prior Year	from Prior Year

	(Thousands)
2003	$(27)	$(654)	(104.3)%
2002	627	(686)	(52.2)%
2001	1,313	—	—

      The decreases for the years ended December 31, 2003 and 2002 were primarily due to a reduction in interest income due to decreases in average cash balances in both 2003 and 2002 and an increase in interest expense due to interest paid on borrowings under our line of credit in 2003. For the year ended December 31, 2003, interest expense was $171,000 and interest income was $144,000. Interest expense was less than $5,000 for the year ended December 31, 2002.

      Income taxes. We have incurred losses from inception to date; therefore, no provision for income taxes was required for the years ended December 31, 2003, 2002, and 2001. Based on historical operating losses and projections for future taxable income, it is more likely than not that we will not fully realize the benefits of the net operating loss carryforwards. Thus, we have not recorded a tax benefit from our net operating loss carryforwards for the year ended December 31, 2003.

Operating Outlook

      For 2004, we anticipate revenues of at least $80 million, or at least a 53% increase from 2003, with both revenues and profitability trending progressively higher each quarter. Our 2004 outlook is based on the following expectations:

•	An IDC forecasted portable computer growth rate for the U.S. of 38% in 2004.

•	A full year of revenue from our combination AC/ DC power adapter programs with IBM and Dell, compared to nine months and less than one month, respectively, in 2003.

•	A full year of revenue from sales of power adapters designed for use with portable computers to RadioShack, compared to approximately six months of revenue in 2003.

•	A full year of revenue from sales of power adapters to Kensington’s domestic and international channels, compared to six months and three months, respectively, in 2003.

•	Nearly a full year of revenue from sales of power adapters to Targus’ domestic and international channels, compared to no revenue in 2003 from either channel.

•	A half year of revenue from sales of power adapters designed for use with lower-power mobile electronic devices to RadioShack, other Mobility distribution channels, and potential new distribution channels, compared to no revenue contribution in 2003.

•	Modest growth in sales of handheld hardware and software products and expansion and docking products.

      We expect gross margin to increase slightly for 2004 from our 34.7% gross margin for 2003. In the first half of 2004, we expect our gross margin percentage to be at, or slightly below, our 2003 gross margin percentage as a result of our anticipated product mix which includes a higher mix of OEM product sales at typically lower gross margins. However, we expect our gross margin percentage to increase in the second half of the year as we begin to sell power adapters designed for use with lower-power mobile electronic devices to RadioShack. Revenue relating to the sales of these products to RadioShack will be recognized on a net basis resulting in a gross margin of 100% as RadioShack will be our contract manufacturer and a customer for these products. As a result, we will only recognize revenue equal to the mark-up on the resale of these products to RadioShack, with no associated cost of goods sold.

      We believe that operating expenses will increase by approximately 14–18% during 2004, although we anticipate that they will trend down as a percentage of revenue. We expect sales and marketing expenses to remain relatively consistent, or to increase slightly, as our anticipated revenue growth continues to come from distribution channels that do not require additional investment in sales and marketing expenses. Research and development expenses are expected to increase significantly during 2004 as we continue to aggressively develop new power and handheld hardware and software products. We also expect general and administrative expenses to increase in 2004 primarily as a result of increased expenses associated with Sarbanes-Oxley compliance and expenses associated with litigation in which we are currently involved.

      We do not expect to record any income tax expense or benefit related to net operating loss carryforwards during 2004.

      We are currently a party to various legal proceedings. We do not believe that the ultimate outcome of these legal proceedings will have a material adverse effect on our financial position or overall trends in results of operations. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include money damages or the issuance of additional securities which would further dilute our existing stockholders. If an unfavorable ruling were to occur in any specific period, such a ruling could have a material adverse impact on the results of operations of that period, or future periods.

      As a result of our planned research and development efforts, we expect to further expand our intellectual property position by aggressively filing for additional patents on an ongoing basis. A portion of these costs are recorded as research and development expense as incurred and a portion are amortized as general and administrative expense. We may also incur additional legal and related expenses associated with the defense and enforcement of our intellectual property portfolio, which could increase our general and administrative expenses beyond those currently planned.

Liquidity and Capital Resources

      The following table sets forth for the period presented certain consolidated cash flow information (in thousands):

	Year Ended December 31,

	2003	2002	2001

Net cash used in operating activities	$(9,755)	$(7,597)	$(12,793)
Net cash used in investing activities	(712)	(4,285)	(2,783)
Net cash provided by (used in) financing activities	18,219	230	(17)
Foreign currency exchange impact on cash flow	106	65	(23)

Increase (decrease) in cash and cash equivalents	$7,858	$(11,587)	$(15,616)

Cash and cash equivalents at beginning of year	$3,166	$14,753	$30,369

Cash and cash equivalents at end of year	$11,024	$3,166	$14,573

      Cash and Cash Flow. Our cash balances are held in the United States and the United Kingdom. Our intent is that the cash balances will remain in these countries for future growth and investments and we will meet any liquidity requirements in the United States through ongoing cash flows, external financing, or both. Our primary use of cash has been to fund our operating losses, working capital requirements, acquisitions and capital expenditures necessitated by our growth. The growth of our business has required, and will continue to require, investments in accounts receivable and inventories. Our primary sources of liquidity have been funds provided by issuances of equity securities and borrowings under our line of credit.

•	Net cash used in operating activities. Cash was used in operating activities for the year ended December 31, 2003 primarily to fund operating losses and working capital necessary to support our growing revenue base. Specifically, cash was used to fund accounts receivable and inventory growth that resulted from our 65.5% increase in revenues in 2003 as compared to 2002. In 2004, we expect to generate positive cash flow from operating activities from expected operating income, offset partially by cash used to fund further working capital needs. Our consolidated cash flow operating metrics are as follows:

	Year Ended December 31,

	2003	2002	2001

Days outstanding in ending accounts receivable (“DSOs”)	80	84	78
Inventory turns	4	5	8

The improvement in DSOs during 2003 compared to 2002, as well as the decline in DSOs during 2002 compared to 2001, is primarily as a result of a shift in customer mix. We anticipate further improvement in DSOs during 2004 as we continue to leverage our key OEM, private-label reseller and retail customer relationships. The reduction in inventory turns was primarily as a result of growth in handheld hardware product inventory during 2002 and 2003. We expect to reduce our levels of handheld hardware product inventory during 2004.

•	Net cash used in investing activities. For the year ended December 31, 2003, net cash used in investing activities was primarily for the purchase of property and equipment. We anticipate future investment in capital equipment, primarily for tooling equipment to be used in the production of new products.

•	Net cash (used in) provided by financing activities. Net cash provided by financing activities for the year ended December 31, 2003 was primarily from net proceeds from the sale of 2,400,000 shares of common stock of $13.8 million, the sale of Series E and Series F preferred stock of $1.2 million, exercises of stock options and warrants of $1.9 million, and collections of stock subscription receivables of $1.3 million. Although we expect to generate cash flows from operations sufficient to support our operations, we may issue additional shares of stock in the future to generate cash for growth opportunities.

      As of December 31, 2003, we had approximately $95 million of federal, foreign and state net operating loss carryforwards which expire at various dates. We anticipate that the sale of common stock in our initial public offering coupled with prior sales of common stock will cause an annual limitation on the use of our net operating loss carryforwards pursuant to the change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended. This limitation is expected to have a material effect on the timing of our ability to use the net operating loss carryforward in the future. Additionally, our ability to use the net operating loss carryforward is dependent upon our level of future profitability, which cannot be determined.

      Financing Facilities. In October 2002, we entered into a $10.0 million bank line of credit. The line bears interest at prime plus 2.0%, which was 6.0% as of December 31, 2003, interest only payments due monthly, with final payment of interest and principal due on July 31, 2004. The line of credit is secured by all of our assets and subject to financial covenants, with which we were in compliance as of December 31, 2003. We had no outstanding balance against this line of credit as of December 31, 2003. Under the terms of the line, we can borrow up to 80% of eligible accounts receivable. At December 31, 2003, our net borrowing base capacity was $5.0 million. During 2004, we expect to negotiate a new line of credit with terms that are substantially similar to our existing line of credit.

      Contractual Obligations. In our day-to-day business activities, we incur certain commitments to make future payments under contracts such as operating leases and purchase orders. Maturities under these contracts are set forth in the following table as of December 31, 2003, in thousands:

	Payment Due by Period

	2004	2005	2006	2007	2008	More than 5 years

Operating lease obligations	$673	$462	$412	$418	$320	$—
Purchase obligations	6,745	—	—	—	—	—
Other long-term obligations	521	308	193	25	—	—

Totals	$7,939	$770	$605	$443	$320	$—

      Off-Balance Sheet Arrangements. We have no off-balance sheet financing arrangements.

      Acquisitions. Our strategy includes the possible acquisition of other businesses to expand or complement our operations. The magnitude, timing and nature of any future acquisitions will depend on a number of factors, including the availability of suitable acquisition candidates, the negotiation of acceptable terms, our financial capabilities and general economic and business conditions. Financing of future acquisitions would result in the utilization of cash, incurrence of additional debt, or both.

      Liquidity Outlook. Based on our projections for 2004, we believe that our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may use our line of credit or seek to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in more dilution to our stockholders. However, upon the expiration of our existing line of credit arrangement on July 31, 2004, financing arrangements may not be available to us, or may be available in amounts or on terms that are not acceptable to us.

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

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46”) which was then revised in December 2003. Interpretation 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The recognition and measurement provisions of Interpretation 46 are effective for newly created variable interest entities formed after January 31, 2003, and for existing variable interest entities, on the first interim or annual reporting period beginning after December 15, 2003. We adopted the provisions of Interpretation 46 for existing variable interest entities on July 1, 2003. As of December 31, 2003, we do not have any variable interest entities.

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

      In December 2003, the Securities and Exchange Commission (“SEC”) issued staff accounting bulleting No. 104 (“SAB 104”) “Revenue Recognition,” which codifies, revises and rescinds certain sections of Staff Accounting Bulletin No. 101 “Revenue Recognition,” in order to make this interpretive guidance consistent with current authoritative accounting guidance and SEC rules and regulations. The changes noted in SAB 104 did not have a material effect on our consolidated financial statements.

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

      See “Liquidity and Capital Resources” for further discussion of our financing facilities and capital structure. Market risk, calculated as the potential change in fair value of our cash and cash equivalents and line of credit resulting from a hypothetical 1.0% (100 basis point) change in interest rates, was not material at December 31, 2003.

Item 8.	Financial Statements and Supplementary Data

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Mobility Electronics, Inc.

      We have audited the accompanying consolidated balance sheets of Mobility Electronics, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mobility Electronics, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

      As described in Note 2 of the consolidated financial statements, Mobility Electronics, Inc. and subsidiaries adopted the provisions of Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002.

/s/ KPMG LLP

Phoenix, Arizona

February 4, 2004

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands, except
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$11,024	$3,166
Accounts receivable, net	11,438	7,245
Inventories	8,240	4,414
Prepaid expenses and other current assets	311	176

Total current assets	31,013	15,001
Property and equipment, net	2,155	2,585
Goodwill, net	12,961	8,265
Intangible assets, net	3,858	2,071
Other assets	276	447

	$50,263	$28,369

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,531	$6,036
Accrued expenses and other current liabilities	1,613	2,990
Current portion of long-term debt and other non-current liabilities	521	330

Total current liabilities	8,665	9,356
Long-term debt and other non-current liabilities, less current portion	526	1,385

Total liabilities	9,191	10,741

Commitments and contingencies (notes 3, 8, 9, 10 and 16)

Stockholders’ equity:
Convertible preferred stock — Series C, $.01 par value; authorized 15,000,000 shares; 329,866 and 550,213 issued and outstanding at December 31, 2003 and 2002, respectively	3	6
Common stock, $.01 par value; authorized 90,000,000 Shares; 27,610,996 and 20,347,876 shares issued and outstanding at December 31, 2003 and 2002, respectively	276	203
Additional paid-in capital	145,194	119,444
Accumulated deficit	(104,062)	(100,493)
Stock subscription notes and deferred compensation	(487)	(1,574)
Accumulated other comprehensive income	148	42

Total stockholders’ equity	41,072	17,628

	$50,263	$28,369

See accompanying notes to consolidated financial statements.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except
	per share amounts)
Revenue	$51,870	$31,334	$28,325
Cost of revenue	33,888	24,040	25,703

Gross profit	17,982	7,294	2,622

Operating expenses:
Marketing and sales	7,208	7,080	8,129
Research and development	4,751	5,782	5,598
General and administrative	9,569	8,235	9,957

Total operating expenses	21,528	21,097	23,684

Loss from operations	(3,546)	(13,803)	(21,062)
Other income (expense):
Interest income (expense), net	(27)	627	1,313
Other income (expense), net	4	(60)	65

Loss before cumulative effect of change in accounting principle	(3,569)	(13,236)	(19,684)
Cumulative effect of change in accounting principle	—	(5,627)	—

Net loss	(3,569)	(18,863)	(19,684)
Beneficial conversion costs of preferred stock	(445)	—	—
Preferred stock dividend	(20)	—	—

Net loss attributable to common stockholders	$(4,034)	$(18,863)	$(19,684)

Loss per share — basic and diluted:
Loss per share before cumulative effect of change in accounting principle	$(0.17)	$(0.78)	$(1.33)
Cumulative effect of change in accounting principle	—	(0.33)	—

Basic and diluted	$(0.17)	$(1.11)	$(1.33)

Weighted average common shares outstanding:
Basic and diluted	23,440	17,009	14,809

See accompanying notes to consolidated financial statements.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

						Stock	Accumulated
	Convertible	Common Stock		Additional		Subscriptions	Other	Net
	Preferred			Paid-In	Accumulated	and Deferred	Comprehensive	Stockholders’
	Stock	Shares	Amount	Capital	Deficit	Compensation	Income(Loss)	Equity

	(In thousands, except share amounts)
Balances at December 31, 2000.	13	14,323,100	143	113,614	(61,946)	(2,920)	—	48,904
Issuance of common stock for warrants exercised	—	76,500	1	1	—	—	—	2
Issuance of common stock for options exercised	—	25,000	—	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	25,795	—	17	—	—	—	17
Value of warrants issued under license agreement	—	—	—	71	—	—	—	71
Conversion of Series C preferred stock into common	(6)	400,264	4	2	—	—	—	—
Cancellation of common stock issued for cash and note receivable in 2000	—	(100,000)	(1)	(1,199)	—	1,199	—	(1)
Common stock issued for cash and note receivable	—	267,127	3	702	—	(675)	—	30
Issuance of common stock for a prior — year acquisition	—	110,855	1	130	—	—	—	131
Write-off of deferred compensation	—	—	—	(211)	—	211	—	—
Amortization of deferred compensation	—	—	—	—	—	701	—	701
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	—	(23)	(23)
Net loss	—	—	—	—	(19,684)	—	—	(19,684)

Total comprehensive loss								(19,707)

Balances at December 31, 2001.	7	15,128,641	151	113,127	(81,630)	(1,484)	(23)	30,148
Issuance of common stock for warrants exercised	—	176,707	2	2	—	—	—	4
Value of options issued to non-employees	—	—	—	51	—	—	—	51
Issuance of common stock under Employee Stock Purchase Plan	—	78,928	—	83	—	—	—	83
Issuance of common stock for acquisitions, net of registration costs of $99	—	4,089,102	41	5,515	—	(375)	—	5,181
Conversion of Series C preferred stock into common stock	(1)	103,070	1	—	—	—	—	—
Issuance of common stock for settlement of accounts payable	—	571,428	6	433	—	—	—	439
Common stock issued for cash and note receivable	—	200,000	2	278	—	(279)	—	1
Payments received on stock subscription receivable	—	—	—	—	—	145	—	145
Write-off of deferred compensation	—	—	—	(45)	—	45	—	—
Amortization of deferred compensation	—	—	—	—	—	374	—	374
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	—	65	65
Net loss	—	—	—	—	(18,863)	—	—	(18,863)

Total comprehensive loss								(18,798)

Balances at December 31, 2002	6	20,347,876	203	119,444	(100,493)	(1,574)	42	17,628
Issuance of common stock for warrants exercised	—	392,712	4	296	—	—	—	300
Issuance of common stock for options exercised	—	650,487	7	1,546	—	—	—	1,553
Issuance of common stock under Employee Stock Purchase Plan	—	78,374	1	101	—	—	—	102
Issuance of common stock for acquisitions	—	1,112,665	11	6,895	—	(203)	—	6,703
Common stock issued for cash and note receivable, net of registration costs of $1,197	—	2,429,981	24	13,974	—	(195)	—	13,803
Issuance of Series E & F preferred stock for cash, net of registration costs of $76	16	—	—	1,598	—	—	—	1,614
Beneficial conversion costs of Series E & F preferred stock issuance	—	—	—	(445)	—	—	—	(445)
Dividends paid on Series E & F preferred stock	—	—	—	(20)	—	—	—	(20)
Conversion of Series E & F preferred stock into common stock	(16)	1,594,458	16	—	—	—	—	—
Conversion of Series C preferred stock into common stock	(3)	241,785	2	1	—	—	—	—
Issuance of common stock for settlement of accounts payable and long-term debt	—	762,658	8	1,803	—	—	—	1,811
Payments received on stock subscription receivable	—	—	—	(92)	—	1,395	—	1,303
Amortization of deferred compensation	—	—	—	—	—	90	—	90
Value of options and warrants issued to consultants	—	—	—	93	—	—	—	93
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	—	106	106
Net loss	—	—	—	—	(3,569)	—	—	(3,569)

Total comprehensive loss								(3,464)

Balances at December 31, 2003.	$3	27,610,996	$276	$145,194	$(104,062)	$(487)	$148	$41,072

See accompanying notes to consolidated financial statements.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Cash flows from operating activities:
Net loss	$(3,569)	$(18,863)	$(19,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment	—	5,627	—
In-process research and development	—	620	—
Provisions for doubtful accounts and sales returns and credits	1,024	257	284
Depreciation and amortization	1,746	1,336	1,695
Amortization of deferred loan costs	—	—	9
Write-down of tooling equipment	—	400	216
Loss on sale of investment	—	94	—
Loss on disposal of fixed assets	55	40	—
Write-off of note receivable	—	—	3,000
Amortization of deferred compensation	90	374	701
Expense for stock options/warrants granted to consultant	50	51	21
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,560)	2,346	587
Inventories	(3,825)	34	2,986
Prepaid expenses and other current assets	(1,310)	(693)	(764)
Accounts payable	1,307	1,480	(939)
Accrued expenses and other current liabilities	(763)	(700)	(905)

Net cash used in operating activities	(9,755)	(7,597)	(12,793)

Cash flows from investing activities:
Purchase of property and equipment	(716)	(938)	(1,379)
Proceeds from sale of investment	—	1,870	—
Proceeds from sale of property and equipment	4	25	—
Cash paid for acquisitions, net of cash received	—	(5,242)	—
Cash paid for note receivable	—	—	(640)
Cash paid for warrant to purchase preferred stock	—	—	(764)

Net cash used in investing activities	(712)	(4,285)	(2,783)

Cash flows from financing activities:
Proceeds from stock subscription receivables	1,395	145	—
Repayment of long-term debt and capital lease obligations	(83)	—	(37)
Net proceeds from issuance of preferred stock	1,169	—	—
Net proceeds from sale of common stock	13,905	82	17
Proceeds from exercise of warrants and options	1,853	3	3
Dividends paid on convertible preferred stock	(20)	—	—

Net cash (used in) provided by financing activities	18,219	230	(17)

Effects of exchange rates on cash and cash equivalents	106	65	(23)

Net (decrease) increase in cash and cash equivalents	7,858	(11,587)	(15,616)
Cash and cash equivalents, beginning of year	3,166	14,753	30,369

Cash and cash equivalents, end of year	$11,024	$3,166	$14,753

Supplemental disclosure of cash flow information:
Interest paid	$57	$5	$26

Supplemental schedule of noncash investing and financing activities:
Common stock issued in connection with acquisitions, net	$6,703	$5,181	$131

Warrants issued in connection with the execution and/or extension of line of credit	$25	$—	$—

Issuance of 416,582 shares of common stock for settlement of accounts payable	$812	$—	$—

Issuance of 571,428 shares of common stock for settlement of accounts payable	$—	$439	$—

Issuance of 43,576 shares of common stock for settlement of compensation	$91	$—	$—

Issuance of 302,500 shares of common stock for settlement of Long-term debt	$908	$—	$—

Stock subscription receivable	$195	$280	$675

Conversion of Series C, D, E and F preferred stock to shares of common stock	$—	$—	$6

See accompanying notes to consolidated financial statements.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2003, 2002 and 2001

(1)     Nature of Business

      Mobility Electronics, Inc. and subsidiaries (collectively, “Mobility” or the “Company”) formerly known as Electronics Accessory Specialists International, Inc., was formed on May 4, 1995. Mobility was originally formed as a limited liability corporation; however, in August 1996 the Company became a C Corporation incorporated in the State of Delaware.

      Mobility designs, develops, manufactures and/or distributes AC and DC power adapters, portable computer docking stations, handheld device cradles, handheld software, monitor stands and other portable computing products and solutions. Mobility also designs, develops and markets connectivity and remote PCI bus technology and products for the computer industry and a broad range of related embedded processor applications. Mobility distributes products in the United States of America, Canada and Europe.

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

      The Company believes its critical accounting policies, consisting of revenue recognition, inventory valuation and goodwill valuation affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. These policies are discussed below.

(b) Principles of Consolidation

      The 2001 consolidated financial statements include the accounts of Mobility and its wholly owned subsidiaries, Magma, Inc. and Mobility Europe Holdings, Inc. The 2002 and 2003 consolidated financial statements include the accounts of Mobility and its wholly owned subsidiaries, Magma, Inc., Portsmith, Inc., from February 1, 2002 (date of acquisition) and Mobility 2001 Limited, Cutting Edge Software, Inc. from August 20, 2002 (date of acquisition) and iGo Direct Corporation from September 3, 2002 (date of acquisition) collectively to December 31, 2002 and 2003, respectively. All significant intercompany balances and transactions have been eliminated in consolidation.

(c) Revenue Recognition

      The Company recognizes net revenue when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title and acceptance, if applicable, as well as fixed pricing and probable collectibility. Revenue from product sales is recognized upon shipment and transfer of ownership from the Company or contract manufacturer to the customer. Allowances for sales returns and credits are provided for in the same period the related sales are recorded. Should the actual return or sales credit rates differ from the Company’s estimates, revisions to the estimated allowance for sales returns and credits may be required. Revenue from software and technology license fees is recognized over the term of the respective sales or license agreement. Certain license agreements contain no stated termination date, whereby the

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company recognizes the revenue over the estimated life of the license. Should the actual life differ from the estimates, revisions to the estimated life may be required.

(d) Cash and Cash Equivalents

      All short-term investments purchased with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents include cash on hand and amounts on deposit with financial institutions.

(e) Accounts Receivable

      Accounts receivable consist of trade receivables from customers and short-term notes receivable. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The allowance is assessed on a regular basis by management and is based upon management’s periodic review of the collectibility of the receivables with respect to historical experience. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company also maintains an allowance for sales returns and credits in the amount of the difference between the sales price and the cost of goods sold based on management’s periodic review and estimate of returns. Should the actual return or sales credit rates differ from the Company’s estimates, revisions to the estimated allowance for sales returns and credits may be required.

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

(h) Goodwill

      Beginning in 2002, with the adoption of FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”), goodwill is no longer amortized but instead tested for impairment at least annually. Prior to 2002, goodwill was amortized using the straight-line method over its estimated period of benefit. In 2002, the carrying value of goodwill exceeded the fair value of the reporting unit and the Company recorded an impairment loss of $5,627,000.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(i) Intangible Assets

      Intangible assets include the cost of patents, trademarks and non-compete agreements, as well as identifiable intangible assets acquired through business combinations including trade names, customer lists and software technology. Intangible assets are amortized on a straight-line basis over their estimated economic lives of two to 10 years. We periodically evaluate the recoverability of intangible assets and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that an impairment exists. All of the Company’s intangible assets are subject to amortization.

(j) Warranty Costs

      The Company provides limited warranties on certain of its products for periods generally not exceeding three years. The Company accrues for the estimated cost of warranties at the time revenue is recognized. The accrual is based on the Company’s actual claim experience. Should actual warranty claim rates, or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

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

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123, the Company’s net loss and net loss per share would have been increased to the pro forma amount indicated below (amounts in thousands, except per share):

	Years Ended December 31,

	2003	2002	2001

Net loss applicable to common stockholders:
As reported	$(4,034)	$(18,863)	$(19,684)
Total stock-based employees compensation expense determined under fair-value-based method for all rewards, net of tax	(651)	(902)	(624)

Pro forma	$(4,685)	$(19,765)	$(20,308)

Net loss per share — basic and diluted:
As reported	$(0.17)	$(1.11)	$(1.33)

Pro forma	$(0.20)	$(1.16)	$(1.37)

(n) Fair Value of Financial Instruments

      The Company’s financial instruments include cash equivalents, accounts receivable, accounts payable and notes payable. Due to the short-term nature of cash equivalents, accounts receivable and accounts payable, the fair value of these instruments approximates their recorded value. In the opinion of management, based upon current information, the fair value of notes payable approximates market value. The Company does not have material financial instruments with off-balance sheet risk, with the exception of operating leases. See Note 10.

(o) Research and Development

      The cost of research and development is charged to expense as incurred.

(p) Foreign Currency Translation

      The financial statements of the Company’s foreign subsidiary are measured using the local currency as the functional currency. Assets and liabilities of this subsidiary are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the year. The resulting cumulative translation adjustments have been recorded as comprehensive income (loss), a separate component of stockholders’ equity.

(q) Segment Reporting

      The Company is engaged in the business of the sale of computer peripheral products. While the Company’s chief operating decision maker (CODM) evaluates revenues and gross profits based on products lines, routes to market and geographies (see Note 15), the CODM only evaluates operating results for the Company taken as a whole. As a result, in accordance with FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has determined it has one operating business segment, the sale of computer peripheral products.

(r) Reclassifications

      Certain amounts included in the 2002 and 2001 consolidated financial statements have been reclassified to conform to the 2003 financial statement presentation.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(s) Recently Issued Accounting Pronouncements

      On May 15, 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics ofBoth Liabilities and Equity. The Statement requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the Statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after September 15, 2003. The Company adopted the provisions of the Statement on July 1, 2003. There was no impact from the adoption of this statement.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46”) which was then revised in December 2003. Interpretation 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The recognition and measurement provisions of Interpretation 46 are effective for newly created variable interest entities formed after January 31, 2003, and for existing variable interest entities, on the first interim or annual reporting period beginning after December 15, 2003. The Company adopted the provisions of Interpretation 46 for existing variable interest entities on July 1, 2003. As of December 31, 2003, the Company does not have any variable interest entities.

      In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in periods beginning after June 15, 2003. The Company adopted the provisions of EITF Issue No. 00-21 on July 1, 2003, which did not have a material effect on its consolidated financial statements.

      In December 2003, the Securities and Exchange Commission (“SEC”) issued staff accounting bulleting No. 104 (“SAB 104”) “Revenue Recognition,” which codifies, revises and rescinds certain sections of Staff Accounting Bulletin No. 101 “Revenue Recognition,” in order to make this interpretive guidance consistent with current authoritative accounting guidance and SEC rules and regulations. The changes noted in SAB 104 did not have a material effect on the Company’s consolidated financial statements.

(3)     Acquisitions

(a) Mobility Europe Holdings, Inc.

      On January 1, 2001, the Company purchased essentially all of the assets of its European distributor for $282,000 cash and assumed its leases, employee contracts and other business contracts in order to better facilitate the sale of the Company’s products in Europe. The European operations have been organized as Mobility 2001 Limited, a subsidiary of Mobility Europe Holdings, Inc., which was formed in January 2001 under the laws of the state of Delaware and is owned entirely by the Company. Mobility Europe Holdings, Inc. is now called Portsmith, Inc. The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets acquired based upon the estimated fair values at the date of acquisition. No goodwill resulted from the purchase.

(b) CNF Mobile Solutions

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

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets acquired based upon the estimated fair values at the date of acquisition. No goodwill resulted from the purchase.

(c) Portsmith

      As of February 1, 2002, the Company acquired Portsmith, Inc. (“Portsmith”) through a merger of Portsmith with the Company’s subsidiary, Mobility Europe Holdings, Inc., now Portsmith, Inc. Portsmith provides connectivity solutions for handheld devices. Under the terms of the merger agreement, the Company issued 800,000 shares of its common stock, valued at $1.35 per common share, to the former Portsmith stockholders of which 400,000 shares were held in escrow. The release of the escrowed shares to the former Portsmith stockholders was contingent upon certain performance criteria of Portsmith during the first year after the acquisition, which was achieved. Accordingly, the escrowed shares were released in December 2002. In addition, earn-out payments were made during 2003 to the former Portsmith stockholders based upon Portsmith’s performance during the first year after the acquisition, through December 31, 2002, and the fair market value of Portsmith as of December 31, 2002. Earn-out payments may be made in cash or shares of stock, at the Company’s discretion, with total shares of common stock issued to former Portsmith stockholders not to exceed 3,023,863 shares. In the event the parties were not able to come to an agreement relative to the earn-out, the fair market value would be determined by an Independent Financial Expert as defined in the agreement. Based on the results of that valuation, the Company determined it owed $6,594,000 to former Portsmith stockholders in aggregate earn-out consideration. The aggregate consideration was reduced by $484,000, representing an amount owed by a former Portsmith stockholder to the Company, resulting in total net earn-out consideration of $6,110,000. The Company determined it would pay the earn-out in shares of Company common stock. Based on the market price of $5.86 per share of the Company’s common stock as of the date of the final determination, as defined in the agreement, the Company issued 1,042,664 shares of common stock representing payment of earn-out consideration during 2003. At December 31, 2002, the Company recorded a liability in the amount of $725,000 as an estimate of the performance component of the earn-out, as this component was determinable as of December 31, 2002. The difference between the $6,110,000 paid during 2003 and the $725,000 liability recorded at December 31, 2002 of $5,385,000 has been recorded as goodwill during 2003. The actual earn-out consideration paid by the Company exceeded the Company’s estimated earn-out liability at December 31, 2002 as the actual consideration paid during 2003 also included the fair market value component of the earn-out, which was not determinable as of December 31, 2002.

      Richard C. Liggitt, a former stockholder of Portsmith, filed a claim against Portsmith and certain of its officers and directors alleging (a) fraud in connection with merger negotiations that led to the execution of a merger agreement between a company owned by Mr. Liggitt and Portsmith, (b) wrongful termination of his employment with Portsmith, and (c) breach of the implied covenant of good faith and fair dealing under his employment agreement with Portsmith. During November 2002, the parties reached a settlement. Under the terms of the settlement, the Company paid $10,000 upon approval of the settlement by the Court. Contemporaneously, the Company agreed to pay Mr. Liggitt an aggregate of $990,000 in exchange for cancellation of all of Mr. Liggitt’s rights as a former shareholder of Portsmith under the merger agreement between the Company and Portsmith, including, but not limited to, the 53,647 shares of the Company’s common stock Mr. Liggitt received in connection with the merger, the 53,646 shares of the Company’s common stock that had been held in escrow that Mr. Liggitt would have otherwise been entitled to receive and Mr. Liggitt’s share in any potential earn-out payments. The $990,000 was paid in the form of a convertible subordinated promissory note bearing interest at four percent per year, payable in quarterly installments of principal and interest beginning in January 2003, through December 2005. During 2003, the Company made one principal installment payment of $82,500 against the promissory note. In June 2003, the outstanding principal of the promissory was converted by Mr. Liggitt into 302,500 shares of the Company’s common stock, at a conversion price of $3.00 per share (see Note 11). In connection with this settlement, the potential earn-

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outs under the merger agreement between the Company and Portsmith were reduced by $480,000, plus a certain additional amount for fees and expenses and a tax settlement, and Mr. Liggitt’s share of the potential earn-outs was eliminated.

      The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed, based upon the estimated fair values at the date of acquisition. Based on the initial consideration, goodwill of $1,783,000 was recorded as a result of the transaction.

      The initial purchase price of $1,487,000, plus acquisition costs of $122,000, was allocated as follows (amounts in thousands):

Purchase price:
Common stock	$762
Estimate of earn out	725
Costs of acquisition	122

$1,609

Assets acquired and liabilities assumed:
Current assets	$2,195
Equipment	31
Other assets	15
Goodwill	1,783
Current liabilities	(2,415)

$1,609

      Based on earn-out payments and other adjustments made during 2003, goodwill increased by $5,385,000 in connection with the Portsmith acquisition (see Note 6).

(d) Cutting Edge Software

      As of August 20, 2002, the Company acquired Cutting Edge Software, Inc. (“Cutting Edge Software”) through a merger of Cutting Edge Software with a subsidiary of the Company, CES Acquisition, Inc., and the subsequent merger of such subsidiary with another subsidiary of the Company, CES II Acquisition, Inc., now Cutting Edge Software, Inc. Cutting Edge Software provides software solutions for handheld devices. Under the terms of the merger agreement, the Company paid cash of $1,547,500 and issued 796,394 shares of its common stock, valued at $1.8835 per common share, to the former Cutting Edge Software stockholder. In addition, earn out payments may be made to such stockholder depending upon Cutting Edge Software’s performance during each of the five years following the acquisition date. The earn-out payments are to be made 50% in cash and 50% in shares of company stock, with total shares of common stock issued to the former Cutting Edge Software stockholder not to exceed 3,263,800 shares.

      The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed, based upon the estimated fair values at the date of acquisition. Goodwill of $1,958,000 was recorded as a result of the transaction.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The purchase price of $3,047,500, plus acquisition costs of $221,000, was allocated as follows (amounts in thousands):

Purchase price:
Cash	$1,548
Common stock	1,500
Costs of acquisition	221

$3,269

Assets acquired and liabilities assumed:
Current assets	$123
Equipment	48
Intangible assets	643
Goodwill	1,958
Current liabilities	(123)
In-process research and development	620

$3,269

      The Company recorded $620,000 in expense upon the consummation of the acquisition relating to in-process research and development acquired from Cutting Edge Software.

      Through December 31, 2003, the Company has not made any earn-out payments in connection with its acquisition of Cutting Edge Software.

(e) iGo

      On September 3, 2002, the Company completed its acquisition of iGo Corporation (“iGo”), as announced on March 25, 2002 and as amended on July 18, 2002, through the merger of iGo Corporation with the Company’s subsidiary, IGOC Acquisition, Inc., now iGo Direct Corporation. iGo is a direct marketer of computer peripheral equipment. Under the terms of the merger agreement, the Company paid cash of $3,250,000 and issued 2,600,000 shares of its common stock, valued at $1.305 per common share, to the former iGo stockholders. Additional consideration of $1,000,000 and 500,000 shares of the Company’s common stock may also be paid to the former iGo stockholders on the first anniversary date of the merger, the payment of which is contingent upon certain performance criteria. As of December 31, 2003, the Company has determined that the contingent performance criteria indicated in the merger agreement was not achieved. Accordingly, no additional consideration has been paid to the former iGo stockholders.

      The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed, based upon the estimated fair values at the date of acquisition. Goodwill of $4,524,000 was recorded as a result of the transaction.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The purchase price of $6,643,000, plus acquisition costs of $1,100,000, was allocated as follows (amounts in thousands):

Purchase price:
Cash	$3,250
Common stock	3,393
Costs of acquisition	1,100

$7,743

Assets acquired and liabilities assumed:
Current assets	$3,690
Equipment	893
Intangible assets	411
Other assets	38
Goodwill	4,524
Current liabilities	(2,220)
Loan to stockholder	407

$7,743

      The consolidated financial statements as of December 31, 2002 include the accounts of Portsmith, Cutting Edge Software and iGo and results of operations since the dates of acquisition. The following summary, prepared on a pro forma basis, presents the results of operations as if the acquisitions had occurred on January 1, 2001 (unaudited amounts in thousands, except per share data).

	Year Ended December 31,

	2002	2001

Net revenue	$44,315	$65,282

Net loss	$(27,824)	$(53,828)

Net loss attributable to common stockholders	$(27,824)	$(53,828)

Net loss per share — basic and diluted	$(1.42)	$(2.85)

      The pro forma results are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisitions had been effective at the beginning of 2001 or as a projection of future results.

(f) Invision Software and Invision Wireless

      On December 1, 2003 the Company acquired certain assets, including a software license, customer relationships, and consulting/employment agreements relating to the handheld hardware business of Invision Software, Inc. and Invision Wireless LLC, for 70,000 shares of common stock, valued at $11.36 per share, or $795,000. In addition, earn-out payments may be made to Invision Software and Invision Wireless, up to a maximum of 150,000 shares of common stock at the rate of 15,000 shares for each $10 million in revenue from the sales of certain handheld hardware products during the three year period following the close date of the acquisition. Other earn-out consideration may be earned and paid in quarterly cash installments based on 15% of sales of certain other handheld hardware products during the same three year period following the close date of the acquisition. The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed, based upon the estimated fair

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

values at the date of acquisition. The fair value of the assets acquired of $1,642,000 exceeds the initial consideration of $795,000 by $847,000. Accordingly, the Company has recorded a current liability of $396,000 and a non-current liability of $451,000, which will be reduced by future earn-out payments or reversed to income if the earn-out criteria are not met. The purchase price of $1,642,000 has been allocated to amortizable intangible assets. No goodwill has been recorded as a result of this transaction. This acquisition is not considered material to the Company’s consolidated financial statements; accordingly, the pro forma results presented above do not reflect the impact of this acquisition.

(4)     Inventories

      Inventories consist of the following (amounts in thousands):

	December 31,

	2003	2002

Raw materials	$2,198	$2,579
Finished goods	6,042	1,835

	$8,240	$4,414

(5)     Property and Equipment

      Property and equipment consists of the following (amounts in thousands):

	December 31,

	2003	2002

Furniture and fixtures	$467	$639
Store, warehouse and related equipment	800	946
Computer equipment	2,408	2,073
Tooling	2,417	1,819
Leasehold improvements	513	513

	6,605	5,990
Less accumulated depreciation and amortization	(4,450)	(3,405)

Property and equipment, net	$2,155	$2,585

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

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loss measurement indicated that goodwill existing at the date of adoption of this accounting standard was fully impaired.

      As a result of the acquisitions of Portsmith, Cutting Edge Software and iGo during 2002, the Company recorded additional goodwill of $8,265,000.

      The changes in the carrying amount of goodwill follows (amounts in thousands):

Reported balance at December 31, 2002.	$8,265
Earn-out consideration paid in connection with Portsmith acquisition	5,385
Miscellaneous direct acquisition costs	583
Adjustment to Portsmith opening balance sheet to record stock subscription notes receivable	(203)
Adjustment to iGo opening balance sheet to reflect changes in the fair market value of current assets recorded on the date of acquisition	(1,069)

$12,961

      In accordance with Statement 142, the Company evaluated this goodwill for impairment as of December 31, 2002 and 2003 and determined its recorded goodwill is not impaired as of December 31, 2002 and 2003.

      The following table presents net loss attributable to common stockholders and net loss per share as if the non-amortization provisions of Statement 142 had been applied on January 1, 2001 (amounts in thousands, except per share data).

2001

Reported net loss attributable to common stockholders	$(19,684)
Add back goodwill amortization	776

Adjusted net loss attributable to common stockholders	$(18,908)

BASIC AND DILUTED LOSS PER SHARE:
Reported net loss per share	$(1.33)
Add back goodwill amortization	0.05

Adjusted loss per share	$(1.28)

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)     Intangible Assets

      Intangible assets consist of the following at December 31, 2003 and 2002 (amounts in thousands):

		December 31, 2003			December 31, 2002

	Average	Gross		Net	Gross		Net
	Life	Intangible	Accumulated	Intangible	Intangible	Accumulated	Intangible
	(Years)	Assets	Amortization	Assets	Assets	Amortization	Assets

Amortized intangible assets:
License fees	4	$2,208	$(522)	$1,686	$811	$(272)	$539
Patents and trademarks	3	1,220	(699)	521	868	(477)	391
Non-compete agreements	2	159	(115)	44	159	(87)	72
Software	5	803	(202)	601	675	(45)	630
Trade names	10	378	(50)	328	378	(13)	365
Customer list	10	705	(27)	678	76	(2)	74

Total		$5,473	$(1,615)	$3,858	$2,967	$(896)	$2,071

      Aggregate amortization expense for identifiable intangible assets totaled $719,000 and $607,000 for the years ended December 31, 2003 and 2002, respectively. Estimated amortization expense for each of the five succeeding years ended December 31 is as follows (amounts in thousands):

Amortization
Year	Expense

2004	$996
2005	919
2006	658
2007	409
2008	275

(8)     Line of Credit

      In October 2002, the Company entered into a $10,000,000 line of credit with a bank. The line bears interest at prime plus 2.0% (6.0% at December 31, 2003), interest only payments are due monthly, with final payment of interest and principal due on July 31, 2004. The line of credit is secured by all assets of the Company. The Company had no outstanding balance against the line of credit at December 31, 2003 and 2002. The line of credit is subject to financial covenants. The Company is currently in compliance with the covenants.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)     Long-Term Debt and Other Non-current Liabilities

      Long-term debt and other non-current liabilities consist of the following (amounts in thousands):

	December 31,

	2003	2002

Note payable	$—	$990
Estimate of Portsmith earn-out	—	725
Estimate of Invision earn-out	847	—
Liability for license fee	200	—

	1,047	1,715
Less current portion	521	330

Long-term debt, less current portion	$526	$1,385

      In connection with the settlement of a lawsuit, the Company entered into a $990,000 convertible subordinated promissory note bearing interest at four percent per year, payable in quarterly installments of principal of $82,500 beginning in January 2003, through December 2005. The outstanding principal of the promissory note may be converted at any time into shares of the Company’s common stock, at a conversion price of $3.00 per share. In June 2003, the note payable was converted into 302,500 shares of common stock.

      In connection with its acquisition of Portsmith, the Company recorded a long-term liability in the amount of $725,000 as an estimate of a component of earn-out, as this component was determinable and issuable as of December 31, 2002. The earn-out is made up of two components. The first is calculated using a formula based on Portsmith’s revenue and net income performance, adjusted for certain items, for the year 2002. The second component of the earn-out is based on a percentage of the fair market value of Portsmith as a stand-alone entity as of December 31, 2002, as mutually agreed upon by the Company and the former Portsmith stockholders. In the event the parties are not able to come to an agreement, the fair market value will be determined by an Independent Financial Expert as defined in the agreement. Earn-out payments may be made in cash or shares of stock, at the Company’s discretion. In August 2003, the Company determined it would pay the earn-out in shares of Company common stock and issued an aggregate of 1,042,664 shares of common stock to former Portsmith stockholders in payment of earn-out consideration. The actual earn-out consideration paid by the Company exceeded the Company’s estimated earn-out liability at December 31, 2002 as the actual consideration paid during 2003 also included the fair market value component of the earn-out, which was not determinable as of December 31, 2002.

      In connection with its acquisition of certain assets of Invision Software and Invision Wireless, the Company recorded a liability of $847,000, which represents the excess of the fair value of assets acquired over the initial consideration paid for those assets. This liability will be reduced by earn-out payments when the contingent consideration is earned. Accordingly, the Company has recorded a current portion of this liability of $396,000 based on its estimate of contingent consideration to be earned during 2004.

      In connection with its settlement of litigation with General Dynamics during 2003, the Company obtained a ten year trademark license from General Dynamics in exchange for $400,000, plus $1,000 in interest charges. During 2003, the Company made a $201,000 installment payment. Future installments are payable as follows: $125,000 on January 15, 2004, which has been recorded as a current liability, $25,000 on January 15, 2005, $25,000 on January 15, 2006, and $25,000 on January 15, 2007.

(10)     Lease Commitments

      The Company has entered into various non-cancelable operating lease agreements for its office facilities and office equipment. Existing facility leases require monthly rents plus payment of property taxes, normal

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maintenance and insurance on facilities. Rental expense for the operating leases was $1,061,000, $855,000 and $1,000,000 during the years ended 2003, 2002, and 2001, respectively.

      A summary of the minimum future lease payments for the years ending after December 31 follows (amounts in thousands):

2004	$673
2005	462
2006	412
2007	418
2008	320
Thereafter	—

$2,285

(11)     Income Taxes

      The Company has generated net operating losses for both financial and income tax reporting purposes since inception. At December 31, 2003, the Company had net operating loss carryforwards for federal income tax purposes of approximately $91,000,000 and approximately $4,500,000 for foreign income tax purposes, which, subject to annual limitations, are available to offset future taxable income, if any. The federal net operating loss carryforwards expire between 2011 and 2023. The Company has generated net operating loss carryforwards for state income tax purposes of approximately $72,000,000, which will expire between 2004 and 2008.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The temporary differences that give rise to deferred tax assets and liabilities at December 31, 2003 and 2002 are as follows (amounts in thousands):

	December 31,

	2003	2002

Deferred tax assets:
Net operating loss carryforward for federal income taxes	$30,795	$28,853
Net operating loss carryforward for foreign income taxes	1,349	1,130
Net operating loss carryforward for state income taxes	3,505	5,290
Depreciation and amortization	324	2,440
Section 263A inventory	59	62
Accrued liabilities	100	88
Reserves	97	171
Bad debts	360	8
Investment tax credits	181	181
Inventory obsolescence	263	184
Acquisitions	—	619

Total gross deferred tax assets	37,033	39,026

Deferred tax liabilities:
Acquisitions	(331)	—
Reserves	—	(394)

Total gross deferred tax liabilities	(331)	(394)

Net deferred tax assets	36,702	38,632
Less valuation allowance	(36,702)	(38,632)

Net deferred tax assets	$—	$—

      The valuation allowance for deferred tax assets as of December 31, 2003 and 2002 was $36,702,000 and $38,632,000, respectively. The net change in the total valuation allowance for the year ended December 31, 2003 was a decrease of $1,930,000 and for the year ended December 31, 2002 was an increase of $7,658,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. In addition, due to the frequency of equity transactions by the Company, it is possible the use of the net operating loss carryforward may be limited in accordance with Section 382 of the Internal Revenue Code. A determination as to this limitation will be made at a future date as the net operating losses are utilized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)     Stockholders’ Equity

(a)	Convertible Preferred Stock

      Series C preferred stock is convertible into shares of common stock. The initial conversion rate was one for one, but is subject to change if certain events occur. Generally, the conversion rate will be adjusted if the Company issues any non-cash dividends on outstanding securities, splits its securities or otherwise effects a change to the number of its outstanding securities. The conversion rate will also be adjusted if the Company issues additional securities at a price that is less than the price that the Series C preferred stockholders paid for their shares. Such adjustments will be made according to certain formulas that are designed to prevent dilution of the Series C preferred stock. The Series C preferred stock can be converted at any time at the option of the holder, and will convert automatically, immediately prior to the consummation of a firm commitment public offering of common stock pursuant to a registration statement filed with the Securities and Exchange Commission having a per share price equal to or greater than $24.00 per share and a total gross offering amount of not less than $15,000,000. The rate of conversion was 1-to-1.0883 as of December 31, 2003.

      During 2002, 132,446 shares of Series C preferred stock were converted into 103,070 shares of common stock at an average conversion rate of 1-to-0.77820. During 2003, 220,382 shares of Series C preferred stock were converted into 241,785 shares of common stock at an average rate of 1-to-1.09712. At December 31, 2003, 329,866 shares of Series C preferred stock were outstanding.

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

      In January 2003, the Company issued and sold 865,051 shares of newly designated Series E preferred stock, par value $0.01 per share (“Series E Stock”), at a purchase price of $0.7225 per share, and 729,407 shares of newly designated Series F preferred stock, par value $0.01 per share (“Series F Stock”), at a purchase price of $0.85 per share. In connection with this sale, the Company also issued warrants to purchase an aggregate of 559,084 shares of common stock, par value $0.01 per share, of the Company. The warrants issued to holders of Series E Stock permit them to purchase an aggregate of 216,263 shares of common stock, at an exercise price of $0.867 per share (the “Series E Warrants”), and the warrants issued to holders of Series F Stock permit them to purchase an aggregate of 342,821 shares of common stock, at an exercise price of $1.02 per share (the “Series F Warrants”). The Series E Stock was purchased by a single non-affiliated investor, while the Series F Stock was purchased by certain officers and directors of the Company and their affiliates.

      All of the Series E Warrants have been exercised and converted into 216,263 shares of common stock, and no Series E Warrants were outstanding at December 31, 2003. As of December 31, 2003, there were 232,233 Series F Warrants outstanding and exercisable for 232,233 shares of common stock.

      At the date of issuance of the Series E and Series F shares, a non-cash beneficial conversion adjustment of $445,000, which represents a 15% discount to the fair value of the common stock at the date of issuance of the Series E shares and an estimate of the fair value of the Series E and Series F Warrants using the Black-Scholes model, was recorded in the 2003 consolidated financial statements as an increase and decrease to additional paid-in capital. The beneficial conversion adjustment resulted in an increase to net loss attributable to common stockholders of $445,000, or $0.02 per common share. The beneficial conversion adjustment was

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded upon the issuance of the Series E and Series F convertible preferred stock, as the Series E and Series F shares were immediately convertible upon issuance.

      The following assumptions were used to determine the Black-Scholes value of the Series E and Series F Warrants: (1) expected life of 3 years, (2) risk-free interest rate of 3.0%, (3) dividend yield of 0%, and (4) volatility of 100%.

      As the closing price of the Company’s common stock was greater than or equal to $2.00 per share for ten consecutive trading days on June 6, 2003, all issued and outstanding shares of Series E and Series F preferred stock automatically converted into 1,594,458 shares of common stock at a conversion rate of 1-to-1. Dividends on Series E and F preferred stock of $20,000 were accrued at June 6, 2003. No shares of Series E and Series F preferred stock were outstanding at December 31, 2003.

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

(c)	Stock Subscription and Deferred Compensation

      During 2001, the Company entered into a promissory note in the principal sum of $76,200 with a consultant to finance his purchase of 60,000 shares of common stock at a purchase price of $1.28 per share. The Company recorded compensation expense of $21,000 during 2001 as a result of this transaction. During 2003, the Company entered into an agreement with this consultant to forgive the balance of the promissory note over a service period of time from May 2003 through June 2004. During 2003, the Company reduced the principal balance of the promissory note by $36,480 and recorded compensation expense of $36,480. At December 31, 2003, the outstanding principal balance of the promissory note is $39,720.

      During 2001, the Company entered into promissory notes in the principal sum of $598,000 with two executives of the Company and one related party to finance their purchase of 206,898 shares of common stock at a composite purchase price of $2.90 for one share of common stock. During 2003, the remaining principal balance of each of these promissory notes was repaid.

      During 2002, the Company entered into promissory notes in the principal sum of $280,000 with four executives of the Company to finance their purchase of 200,000 shares of common stock at a composite purchase price of $1.40 for one share of common stock. During 2003, one promissory note, in the principal amount of $70,000, was repaid. At December 31, 2003, three promissory notes, secured by 150,000 shares of common stock, in the principal sum of $210,000 remain outstanding.

      During 2002, in connection with its acquisition of iGo, the Company acquired a promissory note in the principal sum of $230,000 with a former iGo shareholder, which is secured by 115,865 shares of common stock. During 2003, the remaining principal balance of this promissory note was repaid.

      During 2003, in connection with its acquisition of Portsmith, the Company recorded various promissory notes it had acquired in the principal sum of $203,000. During 2003, several promissory notes, in the principal sum of $161,000, were repaid. At December 31, 2003, five promissory notes, in the principal sum of $42,000 remain outstanding.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During 2003, the Company entered into a promissory note in the principal sum of $195,000 with a consultant to finance his purchase of 30,000 shares of common stock at a purchase price of $6.50 per share.

(13)     Employee Benefit Plans

     (a)     Retirement Plan

      The Company has a defined contribution 401(k) plan for all employees. Under the 401(k) plan, employees are permitted to make contributions to the plan in accordance with IRS regulations. The Company may make discretionary contributions as approved by the Board of Directors. The Company contributed $177,000, $114,000 and $36,000 during 2003, 2002 and 2001, respectively.

(b)	Stock Options and Warrants

      In 1995, the Board granted stock options to employees to purchase 132,198 shares of common stock. Later in 1996, the Company adopted an Incentive Stock Option Plan (the Plan) pursuant to the Internal Revenue Code. During 2002, the Plan was amended to increase the aggregate number of shares of common stock for which options may be granted or for which stock grants may be made to 3,000,000. Options become exercisable over varying periods up to five years and expire at the earlier of termination of employment or up to seven years after the date of grant. During 2002, in connection with its acquisition of Cutting Edge Software, the Company’s Board of Directors authorized the issuance of options to purchase 150,000 shares of common stock to certain Cutting Edge Software employees. The options under both the Plan and Board approved were granted at the fair market value of the Company’s stock at the date of grant as determined by the Company’s Board of Directors. There were 101,171 shares available for grant under the Plan as of December 31, 2003.

      The per share weighted average fair value of stock options granted under the Plan for the years ended December 31, 2003, 2002 and 2001, was $5.14, $1.38 and $2.21, respectively, based on the date of grant using the Black-Scholes method with the following weighted average assumptions:

		December 31,

	2003	2002	2001

Expected life (years)	3.5	2.5	2.5
Risk-free interest rate	3.0%	3.0%	3.5%
Dividend yield	0.0%	0.0%	0.0%
Volatility	100.0%	100.0%	100.0%

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information regarding stock option activity for the years ended December 31, 2001, 2002 and 2003:

		Weighted Average
		Exercise Price
	Number	per Share

Outstanding, December 31, 2000	1,388,509	6.71
Granted	887,400	2.77
Canceled	(872,871)	7.26
Exercised	(25,000)	0.02

Outstanding, December 31, 2001	1,378,038	3.91
Granted	1,920,096	1.41
Canceled	(718,537)	2.71
Exercised	—	—

Outstanding, December 31, 2002	2,579,597	$2.35
Granted	1,210,410	3.98
Canceled	(790,432)	2.79
Exercised	(650,487)	2.39

Outstanding, December 31, 2003	2,349,088	$3.03

      The following table summarizes information about the stock options outstanding at December 31, 2003:

		Weighted	Weighted		Weighted
		Average	Average		Average
	Options	Remaining	Exercise	Options	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$0.79-$2.01.	1,520,304	4.35	$1.33	354,013	$1.33
$2.07-$4.00.	406,284	1.98	$3.34	369,373	$3.38
$4.08-$8.00.	96,500	5.58	$6.25	800	$8.00
$8.37-$12.10.	326,000	5.47	$9.58	25,000	$10.50

$0.79-$12.10.	2,349,088	4.15	$3.03	749,186	$2.65

      During 2001, the Company issued warrants to purchase 75,000 shares of common stock in connection with a technology license agreement. These warrants, valued at $71,000, using the Black-Scholes pricing model, are exercisable at $1.38 per share. The value of these warrants has been recorded as a component of other assets to be amortized to research and development expense over the term of the related license agreement.

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

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During 2003, the Company issued warrants to purchase an aggregate of 559,084 shares of common stock, par value $0.01 per share, in connection with the private placement of shares of Series E and Series F Preferred Stock. Warrants issued to holders of Series E Stock permit them to purchase an aggregate of 216,263 shares of common stock, at an exercise price of $0.867 per share (the “Series E Warrants”), and the warrants issued to holders of Series F Stock permit them to purchase an aggregate of 342,821 shares of common stock, at an exercise price of $1.02 per share (the “Series F Warrants”). At the date of issuance of the Series E and Series F shares, a non-cash beneficial conversion adjustment of $445,000, which represents a 15% discount to the fair value of the common stock at the date of issuance of the Series E shares and an estimate of the fair value of the Series E and Series F Warrants using the Black-Scholes model, was recorded in the 2003 consolidated financial statements as an increase and decrease to additional paid-in capital. The beneficial conversion adjustment resulted in an increase to net loss attributable to common stockholders of $445,000, or $0.02 per common share. The beneficial conversion adjustment was recorded upon the issuance of the Series E and Series F convertible preferred stock, as the Series E and Series F shares were immediately convertible upon issuance. The following assumptions were used to determine the Black-Scholes value of the Series E and Series F Warrants: (1) expected life of 3 years, (2) risk-free interest rate of 3.0%, (3) dividend yield of 0%, and (4) volatility of 100%.

      All of the Series E Warrants have been exercised and converted into 216,263 shares of common stock, and no Series E Warrants were outstanding at December 31, 2003. As of December 31, 2003, there were 232,233 Series F Warrants outstanding and exercisable for 232,233 shares of common stock.

      During 2003, the Company issued 5,000 warrants to a bank in connection with an amendment to its line of credit agreement. These warrants, valued at $25,000, using the Black-Scholes pricing model, are exercisable at $7.59 per share. The value of these warrants has been recorded as a component of other assets to be amortized to interest expense over the term of the line of credit agreement.

      During 2003, 200,442 warrants expired. At December 31, 2003, 255,777 unexercised warrants remained outstanding at exercise prices ranging from $1.02 to $7.59 per share.

(c)	Employee Stock Purchase Plan

      The Company established an Employee Stock Purchase Plan (the “Purchase Plan”) in October 2001, under which 2,000,000 shares of common stock have been reserved for issuance. Eligible employees may purchase a limited number of shares of the Company’s common stock at 85% of the market value at certain plan-defined dates. In 2001, 25,795 shares were issued under the Purchase Plan for net proceeds of $17,000. In 2002, 78,928 shares were issued under the Purchase Plan for net proceeds of $83,000. In 2003, 78,374 were issued under the Purchase Plan for net proceeds of $102,000. At December 31, 2003, 1,816,903 shares were available for issuance under the Purchase Plan.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14)     Net Loss per Share

      The computation of basic and diluted net loss per share (EPS) follows (in thousands, except per share amounts):

	Years Ended December 31,

	2003	2002	2001

Loss before cumulative effect of change in accounting principle	$(3,569)	$(13,236)	$(19,684)
Cumulative effect of change in accounting principle	—	(5,627)	—

Net loss	(3,569)	(18,863)	(19,684)
Beneficial conversion costs of preferred stock	(445)	—	—
Preferred stock dividend	(20)	—	—

Net loss attributable to common stockholders	$(4,034)	$(18,863)	$(19,684)
Weighted average common shares outstanding — basic and diluted	23,440	17,009	14,809

Net loss per share — basic and diluted:
Loss before cumulative effect of change in accounting principle	$(0.17)	$(0.78)	$(1.33)
Cumulative effect of change in accounting principle	—	(0.33)	—

Basic and diluted	$(0.17)	$(1.11)	$(1.33)
Stock options and warrants not included in diluted EPS since antidilutive	2,596	2,799	1,905

Convertible preferred stock not included in diluted EPS since antidilutive	330	550	683

(15)     Concentration of Credit Risk, Significant Customers and Business Segments

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

      Four customers accounted for 15%, 14%, 11% and 10% of net sales for the year ended December 31, 2003. Two customers each accounted for 20% of net sales for the year ended December 31, 2002. Two customers accounted for 34% and 33% of net sales for the year ended December 31, 2001.

      Four customers’ accounts receivable balances accounted for 22%, 14%, 12% and 11% of net accounts receivable at December 31, 2003. Three customers’ accounts receivable balances accounted for 32%, 19% and 11% of net accounts receivable at December 31, 2002.

      Export sales were approximately 14%, 14% and 31% of the Company’s net sales for the years ended December 31, 2003, 2002 and 2001, respectively. The principal international market served by the Company was Europe.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The following tables summarize the Company’s revenues by product line, as well as its revenues by geography.

	Revenues by Product Lines

	2003	2002	2001

	(Amounts in thousands)
Power products	$27,757	$8,122	$13,053
Handheld hardware products	9,774	9,219	—
Handheld software products	1,136	440	—
Expansion and docking products	6,737	6,985	7,673
Accessories and other products	5,016	5,643	7,199
Technology transfer fees	1,450	925	400

Total revenues	$51,870	$31,334	$28,325

	Revenues by Geography

	2003	2002	2001

United States	$44,784	$26,825	$19,686
Europe	6,042	4,135	5,959
All other	1,044	374	2,680

	$51,870	$31,334	$28,325

(16)     Contingencies

      Holmes Lundt, et al., plaintiffs, and Jason Carnahan, et. al., intervenors, v. Mobility Electronics, Inc., Portsmith, Inc., Charles R. Mollo, Joan W. Brubacher, Jeffrey R. Harris, Robert P. Dilworth, Larry M. Carr, William O. Hunt, Jerre L. Stead and Darryl Baker, pending in the District Court of the Fourth Judicial District of Idaho, Ada County, Cause No. CV-0C-0302562D. This lawsuit initially was commenced on April 2, 2003, by Holmes Lundt, former President and CEO of Portsmith, Inc., the Company’s wholly-owned subsidiary, and his wife, but additional plaintiffs were added, and several of the Company’s officers and directors were added as defendants. In their current pleading, the plaintiffs are alleging breach of the Portsmith merger agreement and Mr. Lundt’s employment agreement, wrongful termination of Mr. Lundt, fraudulent misrepresentation, securities fraud, breach of an alleged covenant of good faith and fair dealing, civil conspiracy, and are seeking monetary damages and/or rescission of the Portsmith merger agreement. On February 11, 2004, the court permitted the intervenors to intervene in the lawsuit and the intervenors in turn dismissed a separate lawsuit they had commenced on December 30, 2003. In their current pleading, the intervenors assert claims against the Company, Portsmith, Mr. Mollo and Ms. Brubacher, for breach of contract, breach of an alleged covenant of good faith and fair dealing, unjust enrichment, declaratory judgment, fraud, misrepresentation, concealment, breach of fiduciary duty, constructive trust, conversion, and constructive fraud. Intervenors are seeking monetary damages and/or the recovery of unspecified shares of the Company’s common stock. Among other things, plaintiffs and intervenors dispute that the Company appropriately calculated and paid the earn-out consideration called for by the Portsmith merger agreement.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company intends to vigorously defend against the claims as well as pursue its own claims against the plaintiffs and intervenors.

      On February 10, 2004, a stockholder class-action lawsuit was filed against the Company and two of its executive officers in the United States District Court for the District of Arizona. A second stockholder class-action lawsuit was filed on February 20, 2004 against the Company and the same two executive officers in the same United States District Court for the District of Arizona. These lawsuits assert claims for securities fraud under Sections 10(b), 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, on behalf of a purported class of persons who purchased the Company’s publicly traded securities between September 2, 2003 and January 5, 2004. The complaints generally allege that various public statements made by or on behalf of the Company were false or misleading when made, that the individual defendants were allegedly aware of material non-public information at the time that they engaged in transactions in the Company’s common stock and that members of the purported stockholder class suffered damages when the market price of the Company’s common stock declined following disclosure of the information that allegedly had not been previously disclosed. The complaints seek to proceed on behalf of the alleged class described above, seek monetary damages in an unspecified amount and seek recovery of plaintiffs’ costs and attorneys’ fees. The Company intends to vigorously defend against these claims.

      The Company is from time to time involved in various legal proceedings incidental to the conduct of its business. The Company believes that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on its business, financial condition, results of operations or liquidity.

(17)     Related Party Transactions

      The Company previously had an agreement with a related entity under which this entity provided management services. The Company discontinued its agreement with this related party effective August 31, 2003. The Company paid the consultant approximately $8,000, $10,000 and $20,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

      During 2001, the Company sold 206,898 shares of common stock to two officers of the Company and an affiliate of an officer at a purchase price of $2.90 per share. Each investor paid $690 in cash (or $2,070 in total) and executed and delivered to the Company a three-year Promissory Note, in the original principal amount of $199,311 each (or $597,933 in total), and bearing interest at a rate of 6.33% per annum. During 2003, each promissory note was paid in full.

      During 2002, the Company sold 200,000 shares of common stock to four executives at a purchase price of $1.40 per share. Each investor executed and delivered to the Company a three-year Promissory Note, in the original principal amount of $70,000 each (or $280,000 in total) and bearing interest at a rate of 6% per annum. Each Promissory Note is secured by the shares of common stock issued. During 2003, one promissory note was paid in full. The outstanding notes are reflected as contra equity on the statement of stockholders’ equity.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(18) Supplemental Financial Information

      A summary of additions and deductions related to the allowances for accounts receivable for the years ended December 31, 2003, 2002 and 2001 follows (amounts in thousands):

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Year	Expenses	Utilization	Year

Allowance for doubtful accounts:
Year ended December 31, 2003	$239	$421	$236	$424

Year ended December 31, 2002	$77	$166	$4	$239

Year ended December 31, 2001	$219	$(96)	$46	$77

Allowance for sales returns:
Year ended December 31, 2003	$211	$603	$690	$124

Year ended December 31, 2002	$229	$91	$109	$211

Year ended December 31, 2001	$190	$380	$341	$229

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(19) Quarterly Financial Data (Unaudited)

      A summary of the quarterly data for the years ended December 31, 2003 and 2002 follows (amounts in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year ended December 31, 2003:
Net revenue	$11,971	$13,119	$13,094	$13,686

Gross profit	$4,190	$4,629	$4,832	$4,331

Operating expenses	$(5,310)	$(6,048)	$(5,208)	$(4,962)

Loss from operations	$(1,120)	$(1,419)	$(376)	$(631)

Beneficial conversion value of convertible preferred stock and preferred stock dividend	$(445)	$(20)	$—	$—

Net loss attributable to common stockholders	$(1,521)	$(1,451)	$(406)	$(656)

Net loss per share:
Basic and diluted	$(0.07)	$(0.07)	$(0.02)	$(0.02)

Year ended December 31, 2002:
Net revenue	$6,919	$6,687	$7,431	$10,297

Gross profit	$1,845	$1,535	$1,671	$2,243

Operating expenses	$(4,402)	$(4,605)	$(6,351)	$(5,739)

Loss from operations	$(2,557)	$(3,070)	$(4,680)	$(3,496)

Cumulative effect of change in accounting principle	$(5,627)	$—	$—	$—

Net loss attributable to common stockholders	$(7,968)	$(2,964)	$(4,488)	$(3,443)

Net loss per share:
Basic and diluted	$(0.52)	$(0.19)	$(0.26)	$(0.18)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

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

      The response to this Item regarding our directors and compliance with Section 16(a) of the Exchange Act by our officers and directors will be contained in the Proxy Statement for the 2004 Annual Meeting of Shareholders under the captions “Proposal No. 1 Election of Directors”, “Executives and Executive Compensation”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Principal Stockholders” and is incorporated by reference herein.

      The information required by this Item for our executive officers is set forth under Part I of this Annual Report on Form 10-K, under the subheading “Executive Officers of the Company”.

      We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. A copy of the Code of Business Conduct and Ethics is posted on our Internet website at www.mobilityelectronics.com. If we make any amendment to, or grant any waivers of, a provision of the Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer principal accounting officer or controller, or persons performing similar functions, where such amendment or waiver is required to be disclosed under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefore on our Internet website at www.mobilityelectronics.com.

Item 11.	Executive Compensation

      The response to this Item will be contained in the Proxy Statement for the 2004 Annual Meeting of Shareholders under the captions “Director Compensation Committee Report”, “Executive Compensation” and is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The response to this Item will be contained in the Proxy Statement for the 2004 Annual Meeting of Shareholders under the caption “Principal Stockholders” and is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions

      The response to this Item will be contained in the Proxy Statement for the 2004 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions” and is incorporated by reference herein.

Item 14.	Principal Accountant Fees and Services

      The response to this item will be contained in the Proxy Statement for the 2004 Annual Meeting of Shareholders under the caption “Independent Public Accountants” and is incorporated by reference herein.

PART IV

Item 15.	Exhibits, Financial Statements, Schedules and Reports on Form 8-K

      (a)(1)(2) Financial Statements.

      See the Index to Consolidated Financial Statements and Financial Statement Schedule in Part II, Item 8.

      (b) Reports on Form 8-K.

      We filed the following report on Form 8-K during the quarter ended December 31, 2003:

•	Form 8-K dated October 22, 2003, furnishing under Items 7 and 12 our press release, dated October 22, 2003, announcing our results of operations for the quarter ended September 30, 2003.

      (c) Exhibits.

      The Exhibit Index and required Exhibits are immediately following the Signatures to this Form 10-K are filed as part of, or hereby incorporated by reference into, this Form 10-K.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the following persons in the capacities indicated on March 5, 2004.

MOBILITY ELECTRONICS, INC.

/s/ CHARLES R. MOLLO

Charles R. Mollo
President, Chief Executive Officer and
Chairman of the Board (Principal Executive Officer)

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 5, 2004.

Signatures	Title

/s/ CHARLES R. MOLLO Charles R. Mollo	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ JOAN W. BRUBACHER Joan W. Brubacher	Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)

/s/ WILLIAM O. HUNT William O. Hunt	Director

/s/ JERRE L. STEAD Jerre L. Stead	Director

/s/ JEFFREY R. HARRIS Jeffrey R. Harris	Director

/s/ LARRY M. CARR Larry M. Carr	Director

EXHIBIT INDEX

Exhibit
Number	Description of Document

2.1	Agreement and Plan of Merger dated October 2, 2000, by and among the Company, Mesa Ridge Technologies, Inc. d/b/a MAGMA and the stockholders of MAGMA(1)***
2.2	Agreement and Plan of Merger dated as of February 20, 2002, by and among Portsmith, Inc., certain holders of the outstanding capital stock of Portsmith, Mobility Electronics, Inc. and Mobility Europe Holdings, Inc.(2)***
2.3	Agreement and Plan of Merger dated March 23, 2002, by and among Mobility Electronics, Inc., iGo Corporation and IGOC Acquisition(2)***
2.4	Agreement and Plan of Merger by and among Cutting Edge Software, Inc., Jeff Musa, Mobility Electronics, Inc. and CES Acquisition, Inc. dated August 20, 2002(3)***
2.5	Agreement and Plan of Merger among Cutting Edge Software, Inc. and CES II Acquisition, Inc. dated August 21, 2002(4)***
3.1	Certificate of Incorporation of the Company(5)
3.2	Articles of Amendment to the Certificate of Incorporation of the Company dated as of June 17, 1997(6)
3.3	Articles of Amendment to the Certificate of Incorporation of the Company dated as of September 10, 1997(5)
3.4	Articles of Amendment to the Certificate of Incorporation of the Company dated as of July 20, 1998(5)
3.5	Articles of Amendment to the Certificate of Incorporation of the Company dated as of February 3, 2000(5)
3.6	Articles of Amendment to the Certificate of Incorporation of the Company dated as of March 31, 2000(6)
3.7	Certificate of Designations, Preferences, Rights and Limitations of Series C Preferred Stock(5)
3.8	Certificate of the Designations, Preferences, Rights and Limitations of Series D Preferred Stock(7)
3.9	Certificate of the Designations, Preferences, Rights and Limitations of Series E Preferred Stock of Mobility Electronics, Inc.(8)
3.10	Certificate of the Designations, Preferences, Rights and Limitations of Series F Preferred Stock of Mobility Electronics, Inc.(8)
3.11	Certificate of Designations, Preferences, Rights and Limitations of Series G Junior Participating Preferred Stock of Mobility Electronics, Inc.(9)
3.12	Amended Bylaws of the Company(5)
4.1	Specimen of Common Stock Certificate(10)
4.2	Form of Warrant to Purchase Shares of common stock of the Company used with the Series C Preferred Stock Private Placements(6)**
4.3	Form of Series C Preferred Stock Purchase Agreement used in 1998 and 1999 Private Placements(5)**
4.4	Form of Series C Preferred Stock and Warrant Purchase Agreement used in 1999 and 2000 Private Placements(5)**
4.5	Form of Warrant to Purchase common stock of the Company issued to certain holders in connection with the Contribution and Indemnification Agreement by and among Janice L. Breeze, Jeffrey S. Doss, Charles S. Mollo, Cameron Wilson, the Company and certain Stockholders of the Company, dated November 2, 1999(7)**

Exhibit
Number	Description of Document

4.6	Lockup Agreement by and between Mobility Electronics, Inc. and Jeff Musa dated August 20, 2002(4)
4.7	Form of Series E Preferred Stock and Warrant Purchase Agreement(8)**
4.8	Form of Series F Preferred Stock and Warrant Purchase Agreement(8)**
4.9	Form of Warrant issued to purchasers of Series E Stock(8)
4.10	Form of Warrant issued to purchasers of Series F Stock(8)
4.11	Registration Rights Agreement by and between Jeff Musa and the Company (Exhibit H on the Agreement and Plan of Merger by and among Cutting Edge Software, Inc., Jeff Musa, the Company and CES Acquisition, Inc., dated August 20, 2002)(10)
4.12	Rights Agreement between the Company and Computershare Trust Company, dated June 11, 2003(9)
4.13	Form of Common Stock Purchase Agreement relating to private placement completed August 29, 2003.**(11)
4.14	Form of Warrant to Purchase Common Stock of the Company issued to Silicon Valley Bank on September 3, 2003.(12)
10.1	Robert P. Dilworth Nonqualified Stock Option Agreement dated May 21, 1999.(5)+
10.2	Charles R. Mollo Option Agreement dated December 1, 1999.(5)+
10.3	Jeffrey S. Doss Option Agreement dated December 1, 1999.(5)
10.4	Jeffrey S. Doss Pledge Agreement dated December 1, 1999.(5)
10.5	Jeffrey S. Doss Promissory Note in favor of the Company dated December 1, 1999 in the principal amount of $300,000.(5)
10.6	First Amendment to Option Agreement dated December 1, 1999 between Jeffrey S. Doss and the Company.(5)+
10.7	William O. Hunt Non-qualified Stock Option Agreement dated December 8, 1999.(7)+
10.8	Amended and Restated 1996 Long Term Incentive Plan, as amended on January 13, 2000.(5)+
10.9	Employee Stock Purchase Plan(13)+
10.10	Form of Stock Purchase Agreement, dated as of March 2, 2001, by and between the Company and each of Jeffrey S. Doss, Donald W. Johnson and La Luz Enterprises, L.L.C.(14)**
10.11	Form of Promissory Note, dated March 2, 2001, in the principal amount of $199,311, and issued by each of Jeffrey S. Doss, Donald W. Johnson and La Luz Enterprises, L.L.C. to the Company.(14)**
10.12	Form of Pledge and Security Agreement, dated as of March 2, 2001, by and between the Company and each of Jeffrey S. Doss, Donald W. Johnson and La Luz Enterprises, L.L.C.(14)**
10.13	Guaranty, dated as of March 2, 2001, issued by Charles R. Mollo in favor of the Company.(14)
10.14	Stock Escrow Agreement entered into as of February 20, 2002, by and among Holmes Lundt as the representative of the holders of outstanding capital stock of Portsmith, Inc., Mobility Electronics, Inc., and Jackson Walker L.L.P.(4)
10.15	Form of Promissory Note in the principal amount of $70,000 dated May 7, 2002 by and between the Company and each of Joan W. Brubacher, Darryl S. Baker, Ed Romascan and Tim S. Jeffries.**(20)
10.16	Form of Pledge and Security Agreement, dated as of May 7, 2002 by and between the Company and each of Joan W. Brubacher, Darryl S. Baker, Ed Romascan and Tim S. Jeffries.**(20)
10.17	Letter Agreement with Jackson Walker L.L.P. dated September 12, 2002.(3)
10.18	Letter Agreement with Jackson Walker L.L.P. dated May 29, 2003.(15)

Exhibit
Number	Description of Document

10.19	Loan and Security Agreement dated September 27, 2002 between Silicon Valley Bank, Mobility Electronics, Inc., Portsmith, Inc., and Magma, Inc.(16)
10.20	Intellectual Property Security Agreement dated September 27, 2002 by and between Silicon Valley Bank and Mobility Electronics, Inc.(16)
10.21	Continuing Guaranty dated September 27, 2002 by Cutting Edge Software, Inc. in favor of Silicon Valley Bank.(16)
10.22	Intellectual Property Security Agreement dated September 27, 2002 by and between Silicon Valley Bank and Cutting Edge Software, Inc.(16)
10.23	Amendment to Loan Documents by and between Silicon Valley Bank, the Company and certain of its subsidiaries, dated January 31, 2003(12)
10.24	Amendment to Loan Documents by and between Silicon Valley Bank, the Company and certain of its subsidiaries, dated March 31, 2003(12)
10.25	Amendment to Loan Documents by and between Silicon Valley Bank, the Company and certain of its subsidiaries, dated August 25, 2003(12)
10.26	Purchase Agreement dated as of November 15, 2002, by and between Richard C. Liggitt and Mobility Electronics, Inc.(17)
10.27	Compromise Settlement Agreement dated November 15, 2002, by and between Mobility Electronics, Inc., Portsmith, Inc., Holmes Lundt, Jess Asla, Richard Neff, Dan Axtman and Richard C. Liggitt.(17)
10.28	Form of Indemnity Agreement executed between the Company and certain officers and directors.(18)**
10.29	Form of Indemnity Agreement executed between the Company and its officers and directors.(7)**
10.30	Amended and Restated Promissory Note by and between Jeffrey S. Doss and the Company dated February 1, 2003.(19)
10.31	Amended and Restated Pledge and Security by and between Jeffrey S. Doss and the Company dated February 1, 2003.(19)
10.32	Asset Purchase Agreement by and among InVision Wireless, LLC, InVision Software Inc. and Mobility Electronics, dated as of November 14, 2003*
10.33	Standard Multi-Tenant Office Lease by and between Mobility Electronics, Inc. and I.S. Capital, LLC, dated July 17, 2002*
10.34	Amendment to Lease Agreement by and between Mobility Electronics, Inc. and I.S. Capital, LLC, dated February 1, 2003*
10.35	Second Amendment to Lease Agreement by and between Mobility Electronics, Inc. and I.S. Capital, LLC, dated January 15, 2004*
10.36	Employment Agreement by and between the Company and Charles R. Mollo dated June 1, 2003(15)+
10.37	Employment Agreement by and between the Company and Joan W. Brubacher dated June 1, 2003(15)+
10.38	Employment Agreement by and between the Company and Tim Jeffries dated June 1, 2003(15)+
21.1	Subsidiaries.
• iGo Direct Corporation (Delaware)
• Mobility 2001 Limited (United Kingdom)
• Magma, Inc. (Delaware)
• Mobility Idaho, Inc. (Delaware)
• Mobility Texas, Inc. (Texas)

Exhibit
Number	Description of Document

23.1	Consent of KPMG LLP.*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

**	Each of these agreements is identical in all material respects except for the Purchasers.

***	Schedules and similar attachments have been omitted from these agreements. The registrant will furnish supplementally a copy of any omitted schedule or attachment to the Commission upon request.

+ Management or compensatory plan or agreement.

(1)	Previously filed as an exhibit to Current Report on Form 8-K dated October 17, 2000.

(2)	Previously filed as an exhibit to Form 10-K for the year ended December 31, 2001.

(3)	Previously filed as an exhibit to Registration Statement No. 333-99845 on Form S-3 dated September 19, 2002.

(4)	Previously filed as an exhibit to Form 10-K for the year ended December 31, 2002.

(5)	Previously filed as an exhibit to Registration Statement No. 333-30264 dated February 11, 2000.

(6)	Previously filed as an exhibit to Amendment No. 2 to Registration Statement No. 333-30264 on Form S-1 dated May 4, 2000.

(7)	Previously filed as an exhibit to Amendment No. 1 to Registration Statement No. 333-30264 on Form S-1 dated March 28, 2000.

(8)	Previously filed as an exhibit to Current Report on Form 8-K filed on January 14, 2003.

(9)	Previously filed as an exhibit to Current Report on Form 8-K filed on June 19, 2003.

(10)	Previously filed as an exhibit to Amendment No. 3 to Registration Statement No. 333-30264 on Form S-1 dated May 18, 2000.

(11)	Previously filed as an exhibit to Registration Statement No. 333-108623 on Form S-3 filed on September 9, 2003.

(12)	Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2003.

(13)	Previously filed as an exhibit to Registration Statement No. 333-69336 on Form S-8 filed on September 13, 2001.

(14)	Previously filed as an exhibit to Form 10-K for the period ended December 31, 2000.

(15)	Previously filed as an exhibit to Form 10-Q for the quarter ended June 30, 2003.

(16)	Previously filed as an exhibit to Amendment No. 1 to Registration Statement No. 333-99845 on Form S-3 dated November 21, 2002.

(17)	Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2002.

(18)	Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2001.

(19)	Previously filed as an exhibit to Current Report on Form 8-K dated February 7, 2003.

(20)	Previously filed as an exhibit to Form 10-Q for the quarter ended June 30, 2002.

      All other schedules and exhibits are omitted because they are not applicable or because the required information is contained in the Financial Statements or Notes thereto.