Form 10-Q
period 2004-03-31
MOBILITY ELECTRONICS INC
filed 2004-05-10
CIK 1075656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 0-30907

MOBILITY ELECTRONICS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware
(State or Other Jurisdiction of Incorporation)

0-30907 (Commission File Number)	86-0843914 (IRS Employer Identification No.)

17800 N. Perimeter Dr., Suite 200, Scottsdale, Arizona (Address of Principal Executive Offices)	85255 (Zip Code)

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

YES   [X]           NO   [   ]

At May 3, 2004, there were 27,823,057 shares of the Registrant’s Common Stock outstanding.

MOBILITY ELECTRONICS, INC.
FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,554	$11,024
Accounts receivable, net	12,618	11,438
Inventories	9,113	8,240
Prepaid expenses and other current assets	300	311

Total current assets	32,585	31,013

Property and equipment, net	2,222	2,155
Goodwill, net	13,377	12,961
Intangible assets, net	4,075	3,858
Other assets	241	276

Total assets	$52,500	$50,263

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,074	$6,531
Accrued expenses and other current liabilities	1,947	1,613
Current installments of long-term debt	421	521

Total current liabilities	11,442	8,665
Long-term debt, less current portion	501	526

Total liabilities	11,943	9,191

Stockholders’ equity:
Convertible preferred stock	3	3
Common stock	278	276
Additional paid-in capital	145,418	145,194
Accumulated deficit	(104,834)	(104,062)
Stock subscription notes receivable	(468)	(487)
Accumulated other comprehensive income	160	148

Total stockholders’ equity	40,557	41,072

Total liabilities and stockholders’ equity	$52,500	$50,263

See accompanying notes to unaudited condensed consolidated financial statements.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2004	2003
Revenue	$14,511	$11,971
Cost of revenue	9,573	7,781

Gross profit	4,938	4,190

Operating expenses:
Marketing and sales	1,759	1,901
Research and development	1,542	999
General and administrative	2,412	2,410

Total operating expenses	5,713	5,310

Loss from operations	(775)	(1,120)
Other income (expense):
Interest income (expense), net	(20)	12
Other income, net	22	32

Net loss	(773)	(1,076)
Beneficial conversion value of convertible preferred stock	—	(445)

Net loss attributable to common stockholders	$(773)	$(1,521)

Net loss per share — basic and diluted:	$(0.03)	$(0.07)

Weighted average common shares outstanding:
Basic and diluted	27,651	20,375

See accompanying notes to unaudited condensed consolidated financial statements.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(unaudited)

	Three months ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(773)	$(1,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for accounts receivable	73	50
Depreciation and amortization	562	425
Amortization of deferred compensation	—	56
Non-cash compensation	—	68
Changes in operating assets and liabilities, net of acquisition activities:
Accounts receivable	(1,253)	(2,085)
Inventories	(873)	(679)
Prepaid expenses and other assets	(897)	(213)
Accounts payable	2,543	287
Accrued expenses and other current liabilities	334	6

Net cash used in operating activities	(284)	(3,161)

Cash flows from investing activities, net of acquisition activities:
Purchase of property and equipment	(319)	(147)

Net cash used in investing activities	(319)	(147)

Cash flows from financing activities:
Repayment of long-term debt	(125)	(82)
Net proceeds from issuance of convertible preferred stock	—	1,191
Net proceeds from issuance of common stock, exercise of options and warrants, and repayment of stock subscription notes receivable	245	—

Net cash provided by financing activities	120	1,109

Effects of exchange rate changes on cash and cash equivalents	13	28

Net decrease in cash and cash equivalents	(470)	(2,171)
Cash and cash equivalents, beginning of period	11,024	3,166

Cash and cash equivalents, end of period	$10,554	$995

See accompanying notes to unaudited condensed consolidated financial statements.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

     The accompanying condensed consolidated financial statements include the accounts of Mobility Electronics, Inc. (“Mobility” or the “Company”) which was formerly known as Electronics Accessory Specialists International, Inc., and its wholly-owned subsidiaries, Magma, Inc. (“Magma”), Mobility Idaho, Inc. (“Idaho”) which was formerly known as Portsmith, Inc., Mobility 2001 Limited, Mobility Texas Inc. (“Texas”) which was formerly known as Cutting Edge Software, Inc., and iGo Direct Corporation (“iGo”). All significant intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.

     The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying condensed consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2003 included in the Company’s Form 10-K, filed with the SEC. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of results to be expected for the full year or any other period.

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

     Certain amounts included in the 2003 condensed consolidated financial statements have been reclassified to conform to the 2004 financial statement presentation.

     The Company believes its critical accounting policies, consisting of revenue recognition, inventory valuation and goodwill valuation affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. These policies are discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2) Stock-based Compensation

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

     Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123, the Company’s net loss and net loss per share would have been increased to the pro forma amount indicated below (amounts in thousands, except per share):

	Three Months Ended March 31,
	2004	2003
Net loss applicable to common stockholders:
As reported	$(773)	$(1,521)
Total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(284)	(123)

Pro forma	$(1,057)	$(1,644)

Net loss per share — basic and diluted:
As reported	$(0.03)	$(0.07)

Pro forma	$(0.04)	$(0.08)

     The value of stock-based employee compensation expense for the three months ended March 31, 2004 and 2003 was determined using the Black-Scholes method with the following assumptions:

	March 31,
	2004	2003
Expected life (years)	2.5	2.5
Risk-free interest rate	2.25%	3.0%
Dividend yield	0.0%	0.0%
Volatility	100.0%	100.0%

(3) Inventories

     Inventories consist of the following (amounts in thousands):

	March 31,	December 31,
	2004	2003
Raw materials	$2,174	$2,198
Finished goods	6,939	6,042

	$9,113	$8,240

(4) Goodwill

     The changes in the carrying amount of goodwill follows (amounts in thousands):

Reported balance at December 31, 2003	$12,961
Miscellaneous direct acquisition costs	416

Reported balance at March 31, 2004	$13,377

(5) Intangible Assets

     Intangible assets consist of the following at March 31, 2004 and December 31, 2003 (amounts in thousands):

		March 31, 2004			December 31, 2003
	Average	Gross		Net	Gross		Net
	Life	Intangible	Accumulated	Intangible	Intangible	Accumulated	Intangible
	(Years)	Assets	Amortization	Assets	Assets	Amortization	Assets
Amortized intangible assets:
License fees	4	$2,258	$(618)	$1,640	$2,208	$(522)	$1,686
Patents and trademarks	3	1,400	(778)	622	1,220	(699)	521
Non-compete agreements	2	159	(122)	37	159	(115)	44
Software	5	1,100	(265)	835	803	(202)	601
Trade names	10	378	(60)	318	378	(50)	328
Customer list	10	705	(82)	623	705	(27)	678

Total		$6,000	$(1,925)	$4,075	$5,473	$(1,615)	$3,858

Aggregate amortization expense for identifiable intangible assets totaled $310,000 and $148,000 for the three months ended March 31, 2004 and 2003, respectively.

(6) Line of Credit

     In October 2002, the Company entered into a $10,000,000 line of credit with a bank. The line bears interest at prime plus 2.0% (6.0% at March 31, 2004), interest only payments are due monthly, with final payment of interest and principal due on July 31, 2004. The line of credit is secured by all assets of the Company. The Company had no outstanding balance against the line of credit at March 31, 2004 and 2003. The line of credit is subject to financial covenants. The Company is currently in compliance with the covenants.

(7) Long-Term Debt and Other Non-current Liabilities

     Long-term debt and other non-current liabilities consist of the following (amounts in thousands):

	March 31,	December 31,
	2004	2003
Estimate of Invision earn-out	$847	$847
Liability for license fee	75	200

	922	1,047
Less current portion	421	521

Long-term debt, less current portion	$501	$526

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

     In connection with its settlement of litigation with General Dynamics during 2003, the Company obtained a ten year trademark license from General Dynamics in exchange for $400,000, plus $1,000 in interest charges. During 2003, the Company made a $201,000 installment payment. In January 2004, the Company made a $125,000 installment payment. Future installments are payable as follows: $25,000 on January 15, 2005, which has been recorded as a current liability, $25,000 on January 15, 2006, and $25,000 on January 15, 2007.

(8) Stockholders’ Equity

(a) Convertible Preferred Stock

     Series C preferred stock is convertible into shares of common stock. The initial conversion rate was one for one, but is subject to change if certain events occur. Generally, the conversion rate will be adjusted if the Company issues any non-cash dividends on outstanding securities, splits its securities or otherwise effects a change to the number of its outstanding securities. The conversion rate will also be adjusted if the Company issues additional securities at a price that is less than the price that the Series C preferred stockholders paid for their shares. Such adjustments will be made according to certain formulas that are designed to prevent dilution of the Series C preferred stock. The Series C preferred stock can be converted at any time at the option of the holder, and will convert automatically, immediately prior to the consummation of a firm commitment public offering of common stock pursuant to a registration statement filed with the Securities and Exchange Commission having a per share price equal to or greater than $24.00 per share and a total gross offering amount of not less than $15,000,000. The rate of conversion was 1-to-1.0883 as of March 31, 2004. At March 31, 2004 and December 31, 2003, there were 15,000,000 shares of Series C preferred stock authorized and 297,541 and 329,866 issued and outstanding, respectively. During the period from December 31, 2003 through March 31, 2004, 32,325 shares of Series C preferred stock were converted into 35,178 shares of common stock at an average rate of 1-to-1.0883.

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

     All of the Series E Warrants have been exercised and converted into 216,263 shares of common stock during 2003, and no Series E Warrants were outstanding at December 31, 2003. As of March 31, 2004, there were 232,233 Series F Warrants outstanding and exercisable for 232,233 shares of common stock.

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

(b) Common Stock

     Holders of shares of common stock are entitled to one vote per share on all matters submitted to a vote of the Company’s stockholders. There is no right to cumulative voting for the election of directors. Holders of shares of common stock are entitled to receive dividends, if and when declared by the board of directors out of funds legally available therefore, after payment of dividends required to be paid on any outstanding shares of preferred stock. Upon liquidation, holders of shares of common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to the liquidation preferences of any outstanding shares of preferred stock. Holders of shares of common stock have no conversion, redemption or preemptive rights. At March 31, 2004 and December 31, 2003, there were 90,000,000 shares of common stock authorized and 27,754,268 and 27,610,996 issued and outstanding, respectively.

(9) Net Loss per Share

     The computation of basic and diluted net loss per share follows (in thousands, except per share amounts):

	Three months ended
	March 31,
	2004	2003
Net loss	$(773)	$(1,076)
Beneficial conversion value of convertible preferred stock	—	(445)

Net loss attributable to common stockholders	$(773)	$(1,521)

Weighted average common shares outstanding — basic and diluted	27,651	20,375

Net loss per share -— basic and diluted	$(0.03)	$(0.07)

Stock options and warrants not included in diluted EPS since antidilutive	2,505	3,490

Convertible preferred stock not included in diluted EPS since antidilutive	298	2,145

(10) Concentration of Credit Risk, Significant Customers and Business Segments

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

     Three customers accounted for 30%, 11%, and 10% of net sales for the three months ended March 31, 2004. Three customers accounted for 22%, 15%, and 10% of net sales for the three months ended March 31, 2003.

     Two customers’ accounts receivable balances accounted for 34% and 11% at March 31, 2004. Four customers’ accounts receivable balances accounted for 22%, 14%, 12% and 11% of net accounts receivable at December 31, 2003.

     Export sales were approximately 22% and 16% of the Company’s net sales for the three months ended March 31, 2004 and 2003, respectively. The principal international market served by the Company was Europe.

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

     The following tables summarize the Company’s revenues by product line, as well as its revenues by geography (in thousands).

	Three Months Ended
	March 31,
	2004	2003
Power products	$8,851	$5,197
Handheld hardware products	2,186	3,109
Handheld software products	469	222
Expansion and docking products	1,958	2,153
Accessories and other products	908	1,237
Technology transfer fees	139	53

Total revenues	$14,511	$11,971

	Three Months Ended
	March 31,
	2004	2003
United States	$11,248	$10,068
Europe	2,962	1,709
All other	301	194

	$14,511	$11,971

(11) Contingencies

     Holmes Lundt, et al., plaintiffs, and Jason Carnahan, et. al., intervenors, v. Mobility Electronics, Inc., Portsmith, Inc., Charles R. Mollo, Joan W. Brubacher, Jeffrey R. Harris, Robert P. Dilworth, Larry M. Carr, William O. Hunt, Jerre L. Stead and Darryl Baker, pending in the District Court of the Fourth Judicial District of Idaho, Ada County, Cause No. CV-0C-0302562D. This lawsuit initially was commenced on April 2, 2003, by Holmes Lundt, former President and CEO of Mobility Idaho, Inc. (formerly Portsmith, Inc.), our wholly-owned subsidiary, and his wife, but additional plaintiffs were added, and several of our officers and directors were added as defendants. In their current pleading, the plaintiffs are alleging breach of the Portsmith merger agreement and Mr. Lundt’s employment agreement, wrongful termination of Mr. Lundt, fraudulent misrepresentation, securities fraud, breach of an alleged covenant of good faith and fair dealing, civil conspiracy, and are seeking monetary damages and/or rescission of the Portsmith merger agreement. On February 11, 2004, the court permitted the plaintiffs in the Carnahan suit to intervene in the lawsuit and these intervenors in turn dismissed a separate lawsuit they had commenced on December 30, 2003. In their current pleading, the intervenors assert claims against the Company, Portsmith, Mr. Mollo and Ms. Brubacher, for breach of contract, breach of an alleged covenant of good faith and fair dealing, unjust enrichment, declaratory judgment, fraud, misrepresentation, concealment, breach of fiduciary duty, constructive trust, conversion, and constructive fraud. Intervenors are seeking monetary damages and/or the recovery of unspecified shares of the Company’s common stock. Among other things, plaintiffs and intervenors disputed that the Company appropriately calculated and paid the earn-out consideration called for by the Portsmith merger agreement. The court issued an order on April 15, 2004 granting the Company’s motion for partial summary judgment on this pricing issue, which means that the court agreed that the Company had properly calculated the pricing of the shares issued by the Company in the Portsmith merger. The remaining claims are still pending and the Company intends to vigorously defend against the claims as well as pursue its own claims against the plaintiffs and intervenors.

     On February 10, 2004, February 20, 2004, March 25, 2004 and April 22, 2004, stockholder class-action lawsuits were filed by various plaintiffs against the Company, Charles Mollo and Joan Brubacher in the United States District Court for the District of Arizona. These lawsuits assert the same claims for securities fraud under Sections 10(b), 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, on behalf of a purported class of persons who purchased the Company’s publicly traded securities between September 2, 2003 and January 5, 2004. The complaints generally allege that various public statements made by or on behalf of the Company were false or misleading when made, that the individual defendants were allegedly aware of material non-public information at the time that they engaged in transactions in the Company’s common stock and that members of the purported stockholder class suffered damages when the market price of the Company’s common stock declined following disclosure of the information that allegedly had not been previously disclosed. The complaints seek to proceed on behalf of the alleged class described above, seek monetary damages in an unspecified amount and seek recovery of plaintiffs’ costs and attorneys’ fees. On May 4, 2004, the first three complaints referenced above were consolidated and a lead plaintiff and lead counsel were appointed by the court. The Company has not yet responded to these complaints. The Company intends to vigorously defend itself against these claims.

     Certain former officers of iGo Corporation are seeking potential indemnification claims against iGo Direct Corporation relating to a Securities and Exchange Commission matter involving such individuals (but not involving us) that relates to matters that arose prior to our acquisition of iGo Corporation in September 2002. We are reviewing potential coverage under iGo’s directors’ and officers’ liability insurance policy for this potential iGo indemnification matter.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements contained in this report constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “expect,” “anticipate” and other similar statements of expectations identify forward-looking statements. Forward-looking statements in this report include expectations regarding our anticipated revenue, gross margin, and related expenses for 2004; the availability of cash and liquidity; expectations of industry trends; beliefs relating to our distribution capabilities and brand identity; expectations regarding new product introductions; the anticipated strength of our patent portfolio; and our expectations regarding the outcome and anticipated impact of various litigation proceedings in which we are involved. These forward-looking statements are based largely on management’s expectations and involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include those set forth in other reports that we file with the Securities and Exchange Commission. Additional factors that could cause actual results to differ materially from those expressed in these forward-looking statements include, among others, the following:

•	the loss of, and failure to replace, any significant customers;

•	the timing and success of new product introductions;

•	product developments, introductions and the pricing of competitors;

•	the market’s acceptance of our products and technology;

•	the timing of substantial customer orders;

•	the availability of qualified personnel;

•	the performance of suppliers and subcontractors;

•	the timely achievement of anticipated milestones;

•	the scope and breadth of our patent portfolio; and

•	market demand and industry and general economic or business conditions.

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

     We sell our products to OEMs, private-label resellers, distributors, resellers, retailers and end-users. We have entered into strategic reseller agreements with Kensington and Targus to market and distribute our power products on a private-label basis. We sell to retailers such as RadioShack and through distributors such as Ingram Micro. We also sell directly to end users through our company websites and provide customized solutions to corporate customers. Direct sales to OEMs and private-label resellers accounted for approximately 68% of revenue for the three months ended March 31, 2004 and 51% of revenue for the three months ended March 31, 2003. Sales through retailers and distributors accounted for approximately 16% of revenue for the three months ended March 31, 2004 and 33% of revenue for the three months ended March 31, 2003. The balance of our revenue during these periods was derived from direct sales to end users. In the future, we expect that we will be dependent upon a relatively small number of customers for a significant portion of our revenue, including most notably Dell, IBM, Ingram Micro, Kensington, Motorola, RadioShack, Symbol and Targus.

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

     In 2002, we repositioned ourselves as a provider of power and connectivity products for mobile electronic devices, including portable computers, PDAs, mobile phones, smartphones, digital cameras and MP3 players. Through a combination of acquisitions and internal development, we created a much broader base of innovative products for use with mobile electronic devices by capitalizing on our base of technology and distribution channels.

     Our long-term goal is to establish an industry standard for all mobile electronic device power adapters based on our patented tip technology. We also believe there are long-term growth opportunities for our handheld products and technology related to the new smartphones that are being introduced by the major phone manufacturers.

     Our 2004 development efforts are focused significantly on the development of our family of power adapter products. In particular, we are collaborating with RadioShack to develop and market a line of power adapters, including cigarette lighter adapters, mobile AC adapters, and low power universal AC/DC adapters, specifically designed for the low power mobile electronics device market. Each of these devices will incorporate our patented tip technology and the combination AC/DC adapter will also allow users to simultaneously charge an ancillary device with our optional PPS accessory.

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

     Our recognition of revenue from product sales to distributors, resellers and retailers, or the “distribution channel,” is affected by agreements we have giving certain customers rights to return up to 20% of their prior quarter’s purchases, provided that they place a new order for equal or greater dollar value of the amount returned. We also have agreements with certain customers that allow them to receive credit for subsequent price reductions, or “price protection.” At the time we recognize revenue, upon shipment and transfer of ownership, we reduce our measurements of those sales and the related cost of sales by our estimates of future returns and price protection by recording an allowance for sales returns in the amount of the difference between the sales price and the cost of goods sold as a reduction of accounts receivable. Gross sales to the distribution channel accounted for approximately 16% for the three months ended March 31, 2004 and 33% of revenue for the three months ended March 31, 2003.

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

     As a result of our acquisitions of Portsmith, Cutting Edge Software and iGo during 2002, we have recorded additional goodwill of approximately $13.4 million as of March 31, 2004. In accordance with SFAS No. 142, we evaluated the newly acquired goodwill for impairment and determined that the recorded goodwill was not impaired as of December 31, 2003.

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

Results of Operations

     The following table presents certain selected consolidated financial data for the periods indicated expressed as a percentage of total revenue:

	Three months ended
	March 31,
	(unaudited)
	2004	2003
Revenue	100.0%	100.0%
Cost of revenue	66.0%	65.0%

Gross profit	34.0%	35.0%

Operating expenses:
Sales and marketing	12.1%	15.9%
Research and development	10.6%	8.3%
General and administrative	16.6%	20.1%

Total operating expenses	39.3%	44.3%

Loss from operations	-5.3%	-9.3%
Other income (expense):
Interest, net	-0.1%	0.1%
Other, net	0.1%	0.2%

Net loss	-5.3%	-9.0%
Beneficial conversion value of convertible preferred stock	0.0%	-3.7%

Net loss attributable to common stockholders	-5.3%	-12.7%

Comparison of Three Months Ended March 31, 2004 and 2003

     Revenue. Revenue generally consists of sales of products, net of returns and allowances. To date, our revenues have come predominantly from power adapters, handheld products, expansion and docking products, and accessories. The following table summarizes the year-over-year comparison of our revenue for the periods indicated:

			Increase	Percentage change
			from same period in	from the same period
	Q1 2004	Q1 2003	the prior year	in the prior year
Revenue	$14,511	$11,971	$2,540	21.2%

     The increase in revenue is primarily due to continued sales growth of our family of combination AC/DC, AC only and DC only universal power adapters during the three months ended March 31, 2004. As a result, sales of power products increased by $3.7 million, or 70.3%, to $8.9 million during the three months ended March 31, 2004 as compared to $5.2 million for the three months ended March 31, 2003. This increase is partially offset by a decrease of $900,000 in sales of handheld hardware products during the three months ended March 31, 2004 compared to the same period in the prior year.

     Cost of revenue, gross profit and gross margin. Cost of revenue generally consists of costs associated with components, outsourced manufacturing and in-house labor associated with assembly, testing, packaging, shipping and quality assurance, depreciation of equipment and indirect manufacturing costs. Gross profit is the difference between revenue and cost of revenue. Gross margin is gross profit stated as a percentage of revenue. The following table summarizes the year-over-year comparison of our cost of revenue, gross profit and gross margin for the periods indicated:

			Increase (decrease)	Percentage change from
			from same period in	the same period in the
	Q1 2004	Q1 2003	the prior year	prior year
Cost of revenue	$9,573	$7,781	$1,792	23.0%
Gross profit	$4,938	$4,190	$748	17.9%
Gross margin	34.0%	35.0%	(1.0)%	(2.9)%

     The increase in cost of revenue was due primarily to the 21.2% volume increase in revenue. Cost of revenue as a percentage of revenue increased to 66.0% for the three months ended March 31, 2004 from 65.0% for the three months ended

March 31, 2003, resulting in decreased gross margin for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The decrease in gross margin is primarily attributable to a shift in customer mix during the first quarter of 2004. OEM and private label reseller customers accounted for 68% and 51% of revenue for the three months ended March 31, 2004 and 2003, respectively. Sales through retailers and distributors accounted for 16% and 33% of revenue for the three months ended March 31, 2004 and 2003, respectively. Sales to OEMs and private label resellers typically occur at lower price points than sales of comparable product to retailers and distributors.

     Sales and marketing. Sales and marketing expenses generally consist of salaries, commissions and other personnel related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. The following table summarizes the year-over-year comparison of our sales and marketing expenses for the periods indicated:

			Decrease	Percentage change
			from same period in	from the same period
	Q1 2004	Q1 2003	the prior year	in the prior year
Sales and marketing	$1,759	$1,901	$142	7.5%

     The decrease in sales and marketing expenses primarily resulted from a reduction in marketing programs due to our decision to focus our marketing efforts on what we deemed to be the most productive sales channels. As a percentage of revenue, sales and marketing expenses decreased to 12.1% for the three months ended March 31, 2004 from 15.9% for the three months ended March 31, 2003.

     Research and development. Research and development expenses consist primarily of salaries and personnel-related costs, outside consulting, lab costs and travel related costs of our product development group. The following table summarizes the year-over-year comparison of our research and development expenses for the periods indicated:

			Increase	Percentage change
			from same period in	from the same period
	Q1 2004	Q1 2003	the prior year	in the prior year
Research and development	$1,542	$999	$543	54.3%

     The increase in research and development expenses primarily resulted from the continued development of our family of power adapter products. Specifically, during the three months ended March 31, 2004, we invested in research and development on a line of power adapters, including cigarette lighter adapters, mobile AC adapters, and low-power universal AC/DC adapters, specifically designed for the low-power mobile electronics device market.

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

			Increase	Percentage change
			from same period in	from the same period
	Q1 2004	Q1 2003	the prior year	in the prior year
General and administrative	$2,412	$2,410	$2	0.1%

     General and administrative expenses were consistent for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. General and administrative expenses as a percentage of revenue decreased to 16.6% for the three months ended March 31, 2004 from 20.1% for the three months ended March 31, 2003.

     Income taxes. We have incurred losses from inception to date; therefore, no provision for income taxes was required for the three months ended March 31, 2004 and 2003. Based on historical operating losses and projections for future taxable income, it is more likely than not that we will not fully realize the benefits of the net operating loss carryforwards. Thus, we have not recorded a tax benefit from our net operating loss carryforwards for the three months ended March 31, 2004.

Operating Outlook

     In the second quarter of 2004, we expect modest sequential quarterly revenue growth, driven primarily by the continued increase in sales of power products through the Dell and Targus channels. Gross margin is expected to remain relatively stable in the second quarter of 2004. Operating expenses are expected to increase during the second quarter of 2004 due to an increase in legal fees relating to the defense of the recent class action lawsuit filed against us and the patent infringement litigation we have commenced against Formosa and others; however, any continuing costs of defense in the class action matter are expected to be offset in future periods by proceeds from our directors’ and officers’ liability insurance policy.

     For the 2004 year, we continue to anticipate revenues of at least $80 million, or at least a 53% increase from 2003, with both revenues and profitability trending progressively higher each quarter. We expect our gross margin percentage to increase in the second half of the year to between 37% and 38% as we begin to sell power adapters designed for use with lower-power mobile electronic devices to RadioShack. Revenue relating to the sales of these products to RadioShack will be recognized on a net basis resulting in a gross margin of 100% as RadioShack will be our contract manufacturer and a customer for these products. As a result, we will only recognize revenue equal to the mark-up on the resale of these products to RadioShack, with no associated cost of goods sold. We believe that operating expenses will increase steadily throughout the year to a fourth quarter level of $6.0 to $6.5 million, although we anticipate that they will trend down as a percentage of revenue in the second half of 2004. We do not expect to record any income tax expense or benefit related to net operating loss carryforwards during 2004.

     Key future milestones include:

•	Targus’ liquidation of power products from previous suppliers through the second quarter of 2004, which is expected to increase our sales through Targus in subsequent quarters.

•	The launch of portable computer power products in new international markets, including Asia and Australia, by Targus and Kensington.

•	The launch of sales of cigarette lighter adapters, mobile AC adapters, and low-power universal AC/DC adapters, specifically designed for the low-power mobile electronics device market through RadioShack in July 2004.

•	The launch of sales of cigarette lighter adapters, mobile AC adapters, and low-power universal AC/DC adapters, specifically designed for the low-power mobile electronics device market through non-RadioShack channels during the third and fourth quarters of 2004.

•	Modest growth in sales of handheld hardware and software products and expansion and docking products.

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

     As a result of our planned research and development efforts, we expect to further expand our intellectual property position by aggressively filing for additional patents on an ongoing basis. A portion of these costs are recorded as research and development expense as incurred and a portion are capitalized and amortized as general and administrative expense. We may also incur additional legal and related expenses associated with the defense and enforcement of our intellectual property portfolio, which could increase our general and administrative expenses beyond those currently planned.

Liquidity and Capital Resources

     The following table sets forth for the period presented certain consolidated cash flow information (in thousands):

	Three Months Ended March 31,
	2004	2003
Net cash used in operating activities	$(284)	$(3,161)
Net cash used in investing activities	(319)	(147)
Net cash provided by financing activities	120	1,109
Foreign currency exchange impact on cash flow	13	28

Decrease in cash and cash equivalents	$(470)	$(2,171)

Cash and cash equivalents at beginning of period	$11,024	$3,166

Cash and cash equivalents at end of period	$10,554	$995

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

•	Net cash used in operating activities. Cash was used in operating activities for the three months ended March 31, 2004 primarily to fund operating losses and working capital necessary to support our growing revenue base. Specifically, cash was used to fund accounts receivable and inventory growth that resulted from our 21.2% increase in revenues for the three months ended March 31, 2004 as compared to March 31, 2003. Cash used to fund growth in accounts receivable and inventory was offset by growth in accounts payable and accrued expenses. In 2004, we expect to generate positive cash flow from operating activities from expected operating income, offset partially by cash used to fund further working capital needs. Our consolidated cash flow operating metrics are as follows:

	Three Months Ended March 31,
	2004	2003
Days outstanding in ending accounts receivable (“DSOs”)	78	86
Inventory turns	4	4

The improvement in DSOs during the three months ended March 31, 2004 compared to the three months ended March 31, 2003, is primarily as a result of a shift in customer mix. We anticipate further improvement in DSOs during 2004 as we continue to leverage our key OEM, private-label reseller and retail customer relationships. Inventory turns for the three months ended March 31, 2004 were consistent with the three months ended March 31, 2003. We expect inventory turns to improve during 2004.

•	Net cash used in investing activities. For the three months ended March 31, 2004, net cash used in investing activities was primarily for the purchase of property and equipment. We anticipate future investment in capital equipment, primarily for tooling equipment to be used in the production of new products.

•	Net cash provided by financing activities. Net cash provided by financing activities for the three months ended March 31, 2004 was primarily from net proceeds from the exercises of stock options and warrants. Although we expect to generate cash flows from operations sufficient to support our operations, we may issue additional shares of stock in the future to generate cash for growth opportunities.

     As of March 31, 2004, we had approximately $95 million of federal, foreign and state net operating loss carryforwards which expire at various dates. We anticipate that the sale of common stock in our initial public offering coupled with prior sales of common stock will cause an annual limitation on the use of our net operating loss carryforwards pursuant to the change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended. This limitation is expected to have a material effect on the timing of our ability to use the net operating loss carryforward in the future. Additionally, our ability to use the net operating loss carryforward is dependent upon our level of future profitability, which cannot be determined.

     Financing Facilities. In October 2002, we entered into a $10.0 million bank line of credit. The line bears interest at prime plus 2.0%, which was 6.0% as of March 31, 2004, interest only payments due monthly, with final payment of interest and principal due on July 31, 2004. The line of credit is secured by all of our assets and subject to financial covenants, with which we were in compliance as of March 31, 2004. We had no outstanding balance against this line of credit as of March 31, 2004. Under the terms of the line, we can borrow up to 80% of eligible accounts receivable. At March 31, 2004, our net borrowing base capacity was $6.6 million. During 2004, we expect to negotiate a new line of credit with terms that are substantially similar to our existing line of credit.

     Contractual Obligations. In our day-to-day business activities, we incur certain commitments to make future payments under contracts such as operating leases and purchase orders. Maturities under these contracts are set forth in the following table as of March 31, 2004, in thousands:

	Payment due by period
	2004	2005	2006	2007	2008	More than 5 years
Operating lease obligations	$628	$644	$521	$503	$384	$—
Purchase obligations	6,183	—	—	—	—	—
Other long-term obligations	396	308	193	25	—	—

Totals	$7,207	$952	$714	$528	$384	$—

     Off-Balance Sheet Arrangements. We have no off-balance sheet financing arrangements.

     Acquisitions. Certain former officers of iGo Corporation are seeking potential indemnification claims against iGo Direct Corporation relating to a Securities and Exchange Commission matter involving such individuals (but not involving us) that relates to matters that arose prior to our acquisition of iGo Corporation in September 2002. We are reviewing potential coverage under iGo’s directors’ and officers’ liability insurance policy for this potential iGo indemnification matter. Our strategy includes the possible acquisition of other businesses to expand or complement our operations. The magnitude, timing and nature of any future acquisitions will depend on a number of factors, including the availability of suitable acquisition candidates, the negotiation of acceptable terms, our financial capabilities and general economic and business conditions. Financing of future acquisitions would result in the utilization of cash, incurrence of additional debt, or both.

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

     See “Liquidity and Capital Resources” for further discussion of our financing facilities and capital structure. Market risk, calculated as the potential change in fair value of our cash and cash equivalents and line of credit resulting from a hypothetical 1.0% (100 basis point) change in interest rates, was not material at March 31, 2004.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

     Holmes Lundt, et al., plaintiffs, and Jason Carnahan, et. al., intervenors, v. Mobility Electronics, Inc., Portsmith, Inc., Charles R. Mollo, Joan W. Brubacher, Jeffrey R. Harris, Robert P. Dilworth, Larry M. Carr, William O. Hunt, Jerre L. Stead and Darryl Baker, pending in the District Court of the Fourth Judicial District of Idaho, Ada County, Cause No. CV-0C-

0302562D. This lawsuit initially was commenced on April 2, 2003, by Holmes Lundt, former President and CEO of Mobility Idaho, Inc. (formerly Portsmith, Inc.), our wholly-owned subsidiary, and his wife, but additional plaintiffs were added, and several of our officers and directors were added as defendants. In their current pleading, the plaintiffs are alleging breach of the Portsmith merger agreement and Mr. Lundt’s employment agreement, wrongful termination of Mr. Lundt, fraudulent misrepresentation, securities fraud, breach of an alleged covenant of good faith and fair dealing, civil conspiracy, and are seeking monetary damages and/or rescission of the Portsmith merger agreement. On February 11, 2004, the court permitted the plaintiffs in the Carnahan suit to intervene in the lawsuit and these intervenors in turn dismissed a separate lawsuit they had commenced on December 30, 2003. In their current pleading, the intervenors assert claims against the Company, Portsmith, Mr. Mollo and Ms. Brubacher, for breach of contract, breach of an alleged covenant of good faith and fair dealing, unjust enrichment, declaratory judgment, fraud, misrepresentation, concealment, breach of fiduciary duty, constructive trust, conversion, and constructive fraud. Intervenors are seeking monetary damages and/or the recovery of unspecified shares of the Company’s common stock. Among other things, plaintiffs and intervenors disputed that the Company appropriately calculated and paid the earn-out consideration called for by the Portsmith merger agreement. The court issued an order on April 15, 2004 granting the Company’s motion for partial summary judgment on this pricing issue, which means that the court agreed that the Company had properly calculated the pricing of the shares issued by the Company in the Portsmith merger. The remaining claims are still pending and the Company intends to vigorously defend against the claims as well as pursue its own claims against the plaintiffs and intervenors.

     On February 10, 2004, February 20, 2004, March 25, 2004 and April 22, 2004, stockholder class-action lawsuits were filed by various plaintiffs against the Company, Charles Mollo and Joan Brubacher in the United States District Court for the District of Arizona. These lawsuits assert the same claims for securities fraud under Sections 10(b), 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, on behalf of a purported class of persons who purchased our publicly traded securities between September 2, 2003 and January 5, 2004. The complaints generally allege that various public statements made by or on behalf of the Company were false or misleading when made, that the individual defendants were allegedly aware of material non-public information at the time that they engaged in transactions in the Company’s common stock and that members of the purported stockholder class suffered damages when the market price of the Company’s common stock declined following disclosure of the information that allegedly had not been previously disclosed. The complaints seek to proceed on behalf of the alleged class described above, seek monetary damages in an unspecified amount and seek recovery of plaintiffs’ costs and attorneys’ fees. On May 4, 2004, the first three complaints referenced above were consolidated and a lead plaintiff and lead counsel were appointed by the court. The Company has not yet responded to these complaints. The Company intends to vigorously defend against these claims.

     On May 7, 2004, the Company filed separate complaints with the International Trade Commission (the “ITC”) in Washington, DC and the United States District Court for the Eastern District of Texas against Formosa Electronic Industries, Inc., Micro Innovations Corp. and SPS, Inc. These complaints allege infringement of one or more of U.S. Patent Nos. 5,347,211, 6,064,177, 6,650,560, and 6,700,808 owned by the Company. The Company, through the ITC complaint, seeks a permanent exclusion order and cease and desist order excluding all products manufactured and/or distributed by Formosa, Micro Innovations and SPS that infringe these patents from entry into the United States, as well as an order instructing removal and/or recall from shelves, distribution, and circulation all catalogues containing the infringing devices. The Company, through the complaint filed with the United States District Court for the Eastern District of Texas, seeks to enjoin Formosa, Micro Innovations and SPS from further infringement of these patents and compensatory and treble damages for willful infringement of these patents, The Company intends to vigorously pursue its claims in these actions.

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

The Exhibit Index and required Exhibits are immediately following the Signatures to this Form 10-Q are filed as part of, or hereby incorporated by reference into, this Form 10-Q.

(b)	Reports on Form 8-K:

We filed the following reports on Form 8-K during the quarter ended March 31, 2004:

•	Form 8-K dated February 5, 2004 furnishing under Items 7 and 12, our press release, dated February 5, 2004, announcing our results of operations for the fiscal year and quarter ended December 31, 2003.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILITY ELECTRONICS, INC.

Dated: May 10, 2004	By:	/s/ Charles R. Mollo

Charles R. Mollo
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

	By:	/s/ Joan W. Brubacher

Joan W. Brubacher
Executive Vice President and Chief Financial Officer and Authorized Officer of Registrant
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document
2.1	Agreement and Plan of Merger dated October 2, 2000, by and among the Company, Mesa Ridge Technologies, Inc. d/b/a MAGMA and the stockholders of MAGMA (1)***

2.2	Agreement and Plan of Merger dated as of February 20, 2002, by and among Portsmith, Inc., certain holders of the outstanding capital stock of Portsmith, Mobility Electronics, Inc. and Mobility Europe Holdings, Inc. (2)***

2.3	Agreement and Plan of Merger dated March 23, 2002, by and among Mobility Electronics, Inc., iGo Corporation and IGOC Acquisition (2)***

2.4	Agreement and Plan of Merger by and among Cutting Edge Software, Inc., Jeff Musa, Mobility Electronics, Inc. and CES Acquisition, Inc. dated August 20, 2002 (3)***

2.5	Agreement and Plan of Merger among Cutting Edge Software, Inc. and CES II Acquisition, Inc. dated August 21, 2002 (4)***

3.1	Certificate of Incorporation of the Company (5)

3.2	Articles of Amendment to the Certificate of Incorporation of the Company dated as of June 17, 1997 (6)

3.3	Articles of Amendment to the Certificate of Incorporation of the Company dated as of September 10, 1997 (5)

3.4	Articles of Amendment to the Certificate of Incorporation of the Company dated as of July 20, 1998 (5)

3.5	Articles of Amendment to the Certificate of Incorporation of the Company dated as of February 3, 2000 (5)

3.6	Articles of Amendment to the Certificate of Incorporation of the Company dated as of March 31, 2000 (6)

3.7	Certificate of Designations, Preferences, Rights and Limitations of Series C Preferred Stock (5)

3.8	Certificate of the Designations, Preferences, Rights and Limitations of Series D Preferred Stock (7)

3.9	Certificate of the Designations, Preferences, Rights and Limitations of Series E Preferred Stock of Mobility Electronics, Inc. (8)

3.10	Certificate of the Designations, Preferences, Rights and Limitations of Series F Preferred Stock of Mobility Electronics, Inc. (8)

3.11	Certificate of Designations, Preferences, Rights and Limitations of Series G Junior Participating Preferred Stock of Mobility Electronics, Inc. (9)

3.12	Amended Bylaws of the Company (5)

4.1	Specimen of Common Stock Certificate (10)

4.2	Form of Warrant to Purchase Shares of common stock of the Company used with the Series C Preferred Stock Private Placements (6)**

4.3	Form of Series C Preferred Stock Purchase Agreement used in 1998 and 1999 Private Placements (5)**

4.4	Form of Series C Preferred Stock and Warrant Purchase Agreement used in 1999 and 2000 Private Placements (5)**

4.5	Form of Warrant to Purchase common stock of the Company issued to certain holders in connection with the Contribution and Indemnification Agreement by and among Janice L. Breeze, Jeffrey S. Doss, Charles S. Mollo, Cameron Wilson, the Company and certain Stockholders of the Company, dated November 2, 1999 (7)**

4.6	Lockup Agreement by and between Mobility Electronics, Inc. and Jeff Musa dated August 20, 2002 (4)

4.7	Form of Series E Preferred Stock and Warrant Purchase Agreement (8)**

4.8	Form of Series F Preferred Stock and Warrant Purchase Agreement (8)**

4.9	Form of Warrant issued to purchasers of Series E Stock (8)

4.10	Form of Warrant issued to purchasers of Series F Stock (8)

4.11	Registration Rights Agreement by and between Jeff Musa and the Company (Exhibit H on the Agreement and Plan of Merger by and among Cutting Edge Software, Inc., Jeff Musa, the Company and CES Acquisition, Inc., dated August 20, 2002) (10)

Exhibit
Number	Description of Document
4.12	Rights Agreement between the Company and Computershare Trust Company, dated June 11, 2003 (9)

4.13	Form of Common Stock Purchase Agreement relating to private placement completed August 29, 2003.**(11)

4.14	Form of Warrant to Purchase Common Stock of the Company issued to Silicon Valley Bank on September 3, 2003.(12)

10.1	Amended and Restated Employment Agreement between Charles R. Mollo and the Company, dated April 14, 2004.*†

10.2	Amended and Restated Employment Agreement between Joan W. Brubacher and the Company, dated April 14, 2004.*†

10.3	Amended and Restated Employment Agreement between Timothy S. Jeffries and the Company, dated April 14, 2004.*†

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

**	Each of these agreements is identical in all material respects except for the Purchasers.

†	Management or compensatory plan or agreement.

(1)	Previously filed as an exhibit to Current Report on Form 8-K dated October 17, 2000.

(2)	Previously filed as an exhibit to Form 10-K for the year ended December 31, 2001.

(3)	Previously filed as an exhibit to Registration Statement No. 333-99845 on Form S-3 dated September 19, 2002.

(4)	Previously filed as an exhibit to Form 10-K for the year ended December 31, 2002.

(5)	Previously filed as an exhibit to Registration Statement No. 333-30264 dated February 11, 2000.

(6)	Previously filed as an exhibit to Amendment No. 2 to Registration Statement No. 333-30264 on Form S-1 dated May 4, 2000.

(7)	Previously filed as an exhibit to Amendment No. 1 to Registration Statement No. 333-30264 on Form S-1 dated March 28, 2000.

(8)	Previously filed as an exhibit to Current Report on Form 8-K filed on January 14, 2003.

(9)	Previously filed as an exhibit to Current Report on Form 8-K filed on June 19, 2003.

(10)	Previously filed as an exhibit to Amendment No. 3 to Registration Statement No. 333-30264 on Form S-1 dated May 18, 2000.

(11)	Previously filed as an exhibit to Registration Statement No. 333-108623 on Form S-3 filed on September 9, 2003.

(12)	Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2003.

     All other schedules and exhibits are omitted because they are not applicable or because the required information is contained in the Financial Statements or Notes thereto.