Form 10-Q
period 2004-06-30
MOBILITY ELECTRONICS INC
filed 2004-08-09
CIK 1075656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

YES ☒      NO ☐

At August 4, 2004, there were 28,111,951 shares of the Registrant’s Common Stock outstanding.

MOBILITY ELECTRONICS, INC.
FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,398	$11,024
Accounts receivable, net	16,683	11,438
Inventories	7,895	8,240
Prepaid expenses and other current assets	216	311

Total current assets	35,192	31,013

Property and equipment, net	2,174	2,155
Goodwill	13,655	12,961
Intangible assets, net	3,970	3,858
Other assets	153	276

Total assets	$55,144	$50,263

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,503	$6,531
Accrued expenses and other current liabilities	1,831	1,613
Current installments of long-term debt	421	521

Total current liabilities	14,755	8,665
Long-term debt, less current portion	501	526

Total liabilities	15,256	9,191

Stockholders’ equity:
Convertible preferred stock	3	3
Common stock	281	276
Additional paid-in capital	146,551	145,194
Accumulated deficit	(106,069)	(104,062)
Stock subscription notes and deferred compensation	(1,030)	(487)
Accumulated other comprehensive income	152	148

Total stockholders’ equity	39,888	41,072

Total liabilities and stockholders’ equity	$55,144	$50,263

See accompanying notes to unaudited condensed consolidated financial statements.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenue	$17,061	$13,119	$31,572	$25,090
Cost of revenue	12,467	8,490	22,040	16,271

Gross profit	4,594	4,629	9,532	8,819

Operating expenses:
Marketing and sales	1,566	1,820	3,325	3,721
Research and development	1,457	1,248	2,999	2,247
General and administrative	2,757	2,980	5,169	5,390

Total operating expenses	5,780	6,048	11,493	11,358

Loss from operations	(1,186)	(1,419)	(1,961)	(2,539)
Other income (expense):
Interest income (expense), net	(46)	(1)	(66)	11
Other income, net	(2)	(11)	20	21

Net loss	(1,234)	(1,431)	(2,007)	(2,507)
Beneficial conversion value of convertible preferred stock	—	—	—	(445)
Preferred stock dividend	—	(20)	—	(20)

Net loss attributable to common stockholders	$(1,234)	$(1,451)	$(2,007)	$(2,972)

Net loss per share — basic and diluted:	$(0.04)	$(0.07)	$(0.07)	$(0.14)

Weighted average common shares outstanding:
Basic and diluted	27,912	21,344	27,782	20,860

     See accompanying notes to unaudited condensed consolidated financial statements.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six months ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(2,007)	$(2,507)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for accounts receivable	118	275
Depreciation and amortization	1,196	849
Amortization of deferred compensation	26	90
Non-cash compensation	—	68
Loss on disposal of fixed assets	—	20
Changes in operating assets and liabilities, net of acquisition activities:
Accounts receivable	(5,363)	(5,481)
Inventories	345	(2,055)
Prepaid expenses and other assets	(1,216)	(121)
Accounts payable	5,972	3,131
Accrued expenses and other current liabilities	218	(170)

Net cash used in operating activities	(711)	(5,901)

Cash flows from investing activities, net of acquisition activities:
Purchase of property and equipment	(588)	(396)
Proceeds from sale of fixed assets	—	4

Net cash used in investing activities	(588)	(392)

Cash flows from financing activities:
Proceeds from net borrowing on line of credit	—	2,208
Repayment of long-term debt	(125)	(82)
Net proceeds from issuance of convertible preferred stock	—	1,183
Net proceeds from issuance of common stock, exercise of options and warrants, and repayment of stock subscription notes receivable	793	598
Dividends paid on convertible preferred stock	—	(20)

Net cash provided by financing activities	668	3,887

Effects of exchange rate changes on cash and cash equivalents	5	35

Net decrease in cash and cash equivalents	(626)	(2,371)
Cash and cash equivalents, beginning of period	11,024	3,166

Cash and cash equivalents, end of period	$10,398	$795

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

     The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying condensed consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2003 included in the Company’s Form 10-K, filed with the SEC. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of results to be expected for the full year or any other period.

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

(2) Stock-based Compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options and to adopt the “disclosure only” alternative treatment under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (Statement 123). Statement 123 requires the use of fair value option valuation models to estimate fair value of the option at grant date. Under Statement 123, deferred compensation is recorded for the excess of the fair value of the stock on the date of the option grant. The deferred compensation is amortized over the vesting period of the option.

     Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123, the Company’s net loss and net loss per share would have been increased to the pro forma amount indicated below (amounts in thousands, except per share):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss applicable to common stockholders:
As reported	$(1,234)	$(1,451)	$(2,007)	$(2,972)
Total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(314)	(116)	(620)	(232)

Pro forma	$(1,548)	$(1,567)	$(2,627)	$(3,204)

Net loss per share — basic and diluted:
As reported	$(0.04)	$(0.07)	$(0.07)	$(0.14)

Pro forma	$(0.06)	$(0.07)	$(0.09)	$(0.15)

     The value of stock-based employee compensation expense for the three and six months ended June 30, 2004 and 2003 was determined using the Black-Scholes method with the following assumptions:

	June 30,
	2004	2003
Expected life (years)	3.0	2.5
Risk-free interest rate	3.0%	3.0%
Dividend yield	0.0%	0.0%
Volatility	100.0%	100.0%

(3) Inventories

     Inventories consist of the following (amounts in thousands):

	June 30,	December 31,
	2004	2003
Raw materials	$2,417	$2,198
Finished goods	5,478	6,042

	$7,895	$8,240

(4) Goodwill

     The changes in the carrying amount of goodwill follows (amounts in thousands):

Reported balance at December 31, 2003	$12,961
Miscellaneous direct acquisition costs	786
Adjustment to iGo opening balance sheet to reflect changes in the fair market value of current assets recorded on the date of acquisition	(92)

Reported balance at June 30, 2004	$13,655

(5) Intangible Assets

     Intangible assets consist of the following at June 30, 2004 and December 31, 2003 (amounts in thousands):

		June 30, 2004			December 31, 2003
	Average	Gross		Net	Gross		Net
	Life	Intangible	Accumulated	Intangible	Intangible	Accumulated	Intangible
	(Years)	Assets	Amortization	Assets	Assets	Amortization	Assets
Amortized intangible assets:
License fees	4	$2,258	$(713)	$1,545	$2,208	$(522)	$1,686
Patents and trademarks	3	1,611	(858)	753	1,220	(699)	521
Non-compete agreements	2	159	(128)	31	159	(115)	44
Software	5	1,100	(337)	763	803	(202)	601
Trade names	10	378	(69)	309	378	(50)	328
Customer list	10	705	(136)	569	705	(27)	678

Total		$6,211	$(2,241)	$3,970	$5,473	$(1,615)	$3,858

Aggregate amortization expense for identifiable intangible assets totaled $316,000 and $626,000 for the three and six months ended June 30, 2004, respectively. Aggregate amortization expense for identifiable intangible assets totaled $165,000 and $313,000 for the three and six months ended June 30, 2003, respectively.

(6) Line of Credit

     In October 2002, the Company entered into a $10,000,000 line of credit with a bank. The line bears interest at prime plus 2.0% (6.0% at June 30, 2004), interest only payments are due monthly, with final payment of interest and principal due on July 31, 2004. The line of credit is secured by all assets of the Company. The Company had no outstanding balance against the line of credit at June 30, 2004 and 2003. The Company had a $1.5 million letter of credit, secured by the line of credit, outstanding at June 30, 2004. The line of credit is subject to financial covenants. The Company is currently in compliance with the covenants. Effective July 31, 2004, the Company entered into an amended line of credit with the bank based on terms substantially similar to those in place on June 30, 2004.

(7) Long-Term Debt and Other Non-current Liabilities

     Long-term debt and other non-current liabilities consist of the following (amounts in thousands):

	June 30,	December 31,
	2004	2003
Estimate of Invision earn-out	$847	$847
Liability for license fee	75	200

	922	1,047
Less current portion	421	521

Long-term debt, less current portion	$501	$526

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

(8) Stockholders’ Equity

     (a) Convertible Preferred Stock

     Series C preferred stock is convertible into shares of common stock. The initial conversion rate was one for one, but is subject to change if certain events occur. Generally, the conversion rate will be adjusted if the Company issues any non-cash dividends on outstanding securities, splits its securities or otherwise effects a change to the number of its outstanding securities. The conversion rate will also be adjusted if the Company issues additional securities at a price that is less than the price that the Series C preferred stockholders paid for their shares. Such adjustments will be made according to certain formulas that are designed to prevent dilution of the Series C preferred stock. The Series C preferred stock can be converted at any time at the option of the holder, and will convert automatically, immediately prior to the consummation of a firm commitment public offering of common stock pursuant to a registration statement filed with the Securities and Exchange Commission having a per share price equal to or greater than $24.00 per share and a total gross offering amount of not less than $15,000,000. The rate of conversion was 1-to-1.0883 as of June 30, 2004. At June 30, 2004 and December 31, 2003, there were 15,000,000 shares of Series C preferred stock authorized and 270,541 and 329,866 issued and outstanding, respectively. During the period from December 31, 2003 through June 30, 2004, 59,325 shares of Series C preferred stock were converted into 64,561 shares of common stock at an average rate of 1-to-1.0883.

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

     All of the Series E Warrants have been exercised and converted into 216,263 shares of common stock during 2003, and no Series E Warrants were outstanding at December 31, 2003. As of June 30, 2004, there were 102,293 Series F Warrants outstanding and exercisable for 102,293 shares of common stock.

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

(b) Common Stock

     Holders of shares of common stock are entitled to one vote per share on all matters submitted to a vote of the Company’s stockholders. There is no right to cumulative voting for the election of directors. Holders of shares of common stock are entitled to receive dividends, if and when declared by the board of directors out of funds legally available therefore, after payment of dividends required to be paid on any outstanding shares of preferred stock. Upon liquidation, holders of shares of common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to the liquidation preferences of any outstanding shares of preferred stock. Holders of shares of common stock have no conversion, redemption or preemptive rights. At June 30, 2004 and December 31, 2003, there were 90,000,000 shares of common stock authorized and 28,103,248 and 27,610,996 issued and outstanding, respectively.

(9) Net Loss per Share

     The computation of basic and diluted net loss per share follows (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss	(1,234)	(1,431)	(2,007)	(2,507)
Beneficial conversion value of convertible preferred stock	—	—	—	(445)
Preferred stock dividend	—	(20)	—	(20)

Net loss attributable to common stockholders	$(1,234)	$(1,451)	$(2,007)	$(2,972)

Weighted average common shares outstanding — basic and diluted	27,912	21,344	27,782	20,860

Net loss per share – basic and diluted	$(0.04)	$(0.07)	$(0.07)	$(0.14)

Stock options, warrants and restricted stock units not included in diluted EPS since antidilutive	2,337	3,251	2,337	3,251

Convertible preferred stock not included in diluted EPS since antidilutive	271	541	271	541

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

     Three customers accounted for 27%, 14%, and 10% of net sales for the six months ended June 30, 2004. Two customers each accounted for 14% and a third customer accounted for 11% of net sales for the six months ended June 30, 2003.

     Two customers’ accounts receivable balances accounted for 38% and 23% of net accounts receivable at June 30, 2004. Four customers’ accounts receivable balances accounted for 22%, 14%, 12% and 11% of net accounts receivable at December 31, 2003.

     Allowance for doubtful accounts was $536,000 and $424,000 at June 30, 2004 and December 31, 2003, respectively. Allowance for sales returns was $211,000 and $124,000 at June 30, 2004 and December 31, 2003, respectively.

     Export sales were approximately 18% and 14% of the Company’s net sales for the six months ended June 30, 2004 and 2003, respectively. The principal international market served by the Company was Europe.

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

     The following tables summarize the Company’s revenues by product line, as well as its revenues by geography (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Power products	$12,173	$6,106	$21,024	$11,303
Handheld hardware products	2,217	3,811	4,403	6,920
Handheld software products	411	281	880	503
Expansion and docking products	1,448	1,632	3,406	3,785
Accessories and other products	494	1,036	1,402	2,273
Technology transfer fees	318	253	457	306

Total revenues	$17,061	$13,119	$31,572	$25,090

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
United States	$14,635	$11,428	$25,883	$21,496
Europe	1,807	1,508	4,769	3,217
All other	619	183	920	377

	$17,061	$13,119	$31,572	$25,090

(11) Contingencies

     Holmes Lundt, et al., plaintiffs, and Jason Carnahan, et. al., intervenors, v. Mobility Electronics, Inc., Portsmith, Inc., Charles R. Mollo, Joan W. Brubacher, Jeffrey R. Harris, Robert P. Dilworth, Larry M. Carr, William O. Hunt, Jerre L. Stead and Darryl Baker, pending in the District Court of the Fourth Judicial District of Idaho, Ada County, Cause No. CV-0C-0302562D. This lawsuit initially was commenced on April 2, 2003, by Holmes Lundt, former President and CEO of Mobility Idaho, Inc. (formerly Portsmith, Inc.), the Company’s wholly-owned subsidiary, and his wife, but additional plaintiffs were added, and several of the Company’s officers and directors were added as defendants. In their current pleading, the plaintiffs are alleging breach of the Portsmith merger agreement and Mr. Lundt’s employment agreement, wrongful termination of Mr. Lundt, fraudulent misrepresentation, securities fraud, breach of an alleged covenant of good faith and fair dealing, civil conspiracy, and are seeking monetary damages and/or rescission of the Portsmith merger agreement. On February 11, 2004, the court permitted the plaintiffs in the Carnahan suit to intervene in the lawsuit and these intervenors in turn dismissed a separate lawsuit they had commenced on December 30, 2003. In their current pleading, the intervenors assert claims against the Company, Portsmith, Mr. Mollo and Ms. Brubacher, for breach of contract, breach of an alleged covenant of good faith and fair dealing, unjust enrichment, declaratory judgment, fraud, misrepresentation, concealment, breach of fiduciary duty, constructive trust, conversion, and constructive fraud. Intervenors are seeking monetary damages and/or the recovery of unspecified shares of the Company’s common stock. Among other things, plaintiffs and intervenors disputed that the Company appropriately calculated and paid the earn-out consideration called for by the Portsmith merger agreement. The court issued an order on April 15, 2004 granting the Company’s motion for partial summary judgment on this pricing issue, which means that the court agreed that the Company had properly calculated the pricing of the shares issued by the Company in the Portsmith merger. The plaintiffs have filed a motion requesting that the court reconsider its order granting the Company’s motion for partial summary judgment on the pricing issue and a hearing has been set for August 30, 2004 before the court. The remaining claims are still pending and the Company intends to vigorously defend against the claims as well as pursue its own claims against the plaintiffs and intervenors.

     The Company and two of its executive officers have been named as defendants in lawsuits filed between February and April of 2004 and subsequently amended and consolidated in the United States District Court for the District of Arizona. The consolidated lawsuit asserts claims for securities fraud under Sections 10(b), 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, on behalf of a purported class of persons who purchased the Company’s publicly traded securities between September 2, 2003 and January 5, 2004. The complaint generally alleges that various public statements made by defendants were false and misleading when made, and that members of the purported stockholder class suffered damages when the market price of the Company’s common stock declined following disclosure of the information that allegedly had not been previously disclosed. The complaint seeks to proceed on behalf of the alleged class described above, seeks monetary damages in an unspecified amount and seeks recovery of plaintiffs’ costs and attorneys’ fees. The Company has not yet responded to this complaint. The Company intends to vigorously defend itself against these claims.

     Certain former officers of iGo Corporation are seeking potential indemnification claims against the Company’s wholly owned subsidiary, iGo Direct Corporation, relating to a Securities and Exchange Commission matter involving such individuals (but not involving the Company) that relates to matters that arose prior to the Company’s acquisition of iGo Corporation in September 2002. The Company is pursuing coverage under iGo’s directors’ and officers’ liability insurance policy as it relates to this potential iGo indemnification matter. In the event this coverage is not received, iGo may be responsible for costs and expenses associated with this matter.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements contained in this report constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “expect,” “anticipate” and other similar statements of expectations identify forward-looking statements. Forward-looking statements in this report include expectations regarding our anticipated revenue, gross margin, and related expenses for 2004; the availability of cash and liquidity; expectations of industry trends; beliefs relating to our distribution capabilities and brand identity; expectations regarding new product introductions; the anticipated strength of our patent portfolio; and our expectations regarding the outcome and anticipated impact of various litigation proceedings in which we are involved. These forward-looking statements are based largely on management’s expectations and involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include those set forth in other reports that we file with the Securities and Exchange Commission. Additional factors that could cause actual results to differ materially from those expressed in these forward-looking statements include, among others, the following:

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

     We use our proprietary technology to design and develop products that make mobile electronic devices more efficient and cost effective, thus enabling professionals and consumers higher use of these mobile electronic devices and the ability to access information more readily. Our products include power, handheld, expansion and docking and accessory products.

     We sell our products to OEMs, private-label resellers, distributors, resellers, retailers and end-users. We have entered into strategic reseller agreements with Kensington and Targus to market and distribute our power products on a private-label basis. We sell to retailers such as RadioShack and through distributors such as Ingram Micro. We also sell directly to end users through our company websites and provide customized solutions to corporate customers. Direct sales to OEMs and private-label resellers accounted for approximately 61% of revenue for the six months ended June 30, 2004 and 43% of revenue for the six months ended June 30, 2003. Sales through retailers and distributors accounted for approximately 25% of revenue for the six months ended June 30, 2004 and 43% of revenue for the six months ended June 30, 2003. The balance of our revenue during these periods was derived from direct sales to end users. In the future, we expect that we will be dependent upon a relatively small number of customers for a significant portion of our revenue, including most notably Dell, IBM, Ingram Micro, Kensington, Motorola, RadioShack, Symbol and Targus.

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

     Our recognition of revenue from product sales to distributors, resellers and retailers, or the “distribution channel,” is affected by agreements we have giving certain customers rights to return up to 20% of their prior quarter’s purchases, provided that they place a new order for equal or greater dollar value of the amount returned. We also have agreements with certain customers that allow them to receive credit for subsequent price reductions, or “price protection.” At the time we recognize revenue, upon shipment and transfer of ownership, we reduce our measurements of those sales and the related cost of sales by our estimates of future returns and price protection by recording an allowance for sales returns in the amount of the difference between the sales price and the cost of goods sold as a reduction of accounts receivable. Gross sales to the distribution channel accounted for approximately 25% for the six months ended June 30, 2004 and 43% of revenue for the six months ended June 30, 2003.

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

     Goodwill Valuation. In conjunction with the implementation of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”, (SFAS No. 142), we performed a goodwill impairment evaluation as of January 1, 2002 relating to the goodwill that was recorded at December 31, 2001. Based on the results of that impairment evaluation, we determined the recorded goodwill at December 31, 2001 of approximately $5.6 million was fully impaired. We recorded the impairment write-down as a cumulative effect of change in accounting principle in accordance with the new accounting standard. We test goodwill for impairment on an annual basis as of December 31.

     As a result of our acquisitions of Portsmith, Cutting Edge Software and iGo during 2002, we have recorded additional goodwill of approximately $13.7 million as of June 30, 2004. In accordance with SFAS No. 142, we evaluated the newly acquired goodwill for impairment and determined that the recorded goodwill was not impaired as of December 31, 2003.

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

Results of Operations

     The following table presents certain selected consolidated financial data for the periods indicated expressed as a percentage of total revenue:

	Three months ended		Six months ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2004	2003	2004	2003
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	73.1%	64.7%	69.8%	64.9%

Gross profit	26.9%	35.3%	30.2%	35.1%

Operating expenses:
Sales and marketing	9.2%	13.9%	10.5%	14.8%
Research and development	8.5%	9.5%	9.5%	9.0%
General and administrative	16.2%	22.7%	16.4%	21.5%

Total operating expenses	33.9%	46.1%	36.4%	45.3%

Loss from operations	-7.0%	-10.8%	-6.2%	-10.2%
Other income (expense):
Interest, net	-0.2%	0.0%	-0.2%	0.0%
Other, net	0.0%	-0.1%	0.0%	0.1%

Net loss	-7.2%	-10.9%	-6.4%	-10.1%
Beneficial conversion value of convertible preferred stock	0.0%	0.0%	0.0%	-1.8%

Net loss attributable to common stockholders	-7.2%	-10.9%	-6.4%	-11.9%

Comparison of Three Months Ended June 30, 2004 and 2003

     Revenue. Revenue generally consists of sales of products, net of returns and allowances. To date, our revenues have come predominantly from power adapters, handheld products, expansion and docking products, and accessories. The following table summarizes the year-over-year comparison of our revenue for the periods indicated:

			Increase	Percentage change
			from same period	from the same period
	Q2 2004	Q2 2003	in the prior year	in the prior year
Revenue	$17,061	$13,119	$3,942	30.0%

     The increase in revenue is primarily due to continued sales growth of our family of combination AC/DC, AC only and DC only universal power adapters during the three months ended June 30, 2004. As a result, sales of power products increased by $6.1 million, or 99.4%, to $12.2 million during the three months ended June 30, 2004 as compared to $6.1 million for the three months ended June 30, 2003. This increase is offset by a decrease of $1.6 million in sales of handheld hardware products and a decrease of $540,000 in sales of accessories during the three months ended June 30, 2004 compared to the same period in the prior year.

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

			Increase (decrease)	Percentage change from
			from same period in	the same period in the
	Q2 2004	Q2 2003	the prior year	prior year
Cost of revenue	$12,467	$8,490	$3,977	46.8%
Gross profit	$4,594	$4,629	$(35)	(0.8)%
Gross margin	26.9%	35.3%	(8.4)%	(23.8)%

     The increase in cost of revenue was due primarily to the 30.0% volume increase in revenue, as well as to shifts in customer mix, product mix and inventory write-downs for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. Cost of revenue as a percentage of revenue increased to 73.1% for the three months ended June 30, 2004 from 64.7% for the three months ended June 30, 2003, resulting in decreased gross margin. The decrease in gross profit and corresponding gross margin is primarily attributable to three factors. The first factor is a shift in customer mix. OEM and private label reseller customers accounted for 56% and 36% of revenue for the three months ended June 30, 2004 and 2003, respectively. Sales through retailers and distributors accounted for 32% and 52% of revenue for the three months ended June 30, 2004 and 2003, respectively. Sales to OEMs and private label resellers typically occur at lower price points than sales of comparable product to retailers and distributors. The second factor is a shift in product mix. For the first time, during the three months ended June 30, 2004, we commenced sales of low-wattage power products designed specifically for mobile electronic devices. Sales of a portion of these products typically occur at lower price points than sales of higher-wattage power products. The third factor impacting increased cost of revenue and corresponding lower gross profit and gross margin is the impact of write-downs to the value of older inventory, primarily in our handheld products and laptop computer batteries. During the three months ended June 30, 2004, we recorded an adjustment to cost of revenue in the amount of $772,000, compared to a $70,000 adjustment during the three months ended June 30, 2003, as a result of reduced marketability of certain of our inventory.

     Sales and marketing. Sales and marketing expenses generally consist of salaries, commissions and other personnel related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. The following table summarizes the year-over-year comparison of our sales and marketing expenses for the periods indicated:

			Decrease	Percentage change
			from same period	from the same period
	Q2 2004	Q2 2003	in the prior year	in the prior year
Sales and marketing	$1,566	$1,820	$254	14.0%

     The decrease in sales and marketing expenses primarily resulted from a reduction in marketing programs due to our decision to focus our marketing efforts on what we deemed to be the most productive sales channels. As a percentage of revenue, sales and marketing expenses decreased to 9.2% for the three months ended June 30, 2004 from 13.9% for the three months ended June 30, 2003.

     Research and development. Research and development expenses consist primarily of salaries and personnel-related costs, outside consulting, lab costs and travel related costs of our product development group. The following table summarizes the year-over-year comparison of our research and development expenses for the periods indicated:

			Increase	Percentage change
			from same period	from the same period
	Q2 2004	Q2 2003	in the prior year	in the prior year
Research and development	$1,457	$1,248	$209	16.7%

     The increase in research and development expenses primarily resulted from the continued development of our family of power adapter products. Specifically, during the three months ended June 30, 2004, we invested in research and development on a line of power adapters, including cigarette lighter adapters, mobile AC adapters, and low-power universal AC/DC adapters, specifically designed for the low-power mobile electronics device market.

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

			Decrease	Percentage change
			from same period	from the same period
	Q2 2004	Q2 2003	in the prior year	in the prior year
General and administrative	$2,757	$2,980	$223	7.5%

     The decrease in general and administrative expenses primarily resulted from reduction in general and administrative expenses associated with our Idaho and Texas subsidiaries, which we more fully integrated in 2004. General and administrative expenses as a percentage of revenue decreased to 16.2% for the three months ended June 30, 2004 from 22.7% for the three months ended June 30, 2003.

     Income taxes. We have incurred losses from inception to date; therefore, no provision for income taxes was required for the three months ended June 30, 2004 and 2003. Based on historical operating losses and projections for future taxable income, it is more likely than not that we will not fully realize the benefits of the net operating loss carryforwards. Thus, we have not recorded a tax benefit from our net operating loss carryforwards for the three months ended June 30, 2004.

Comparison of Six Months Ended June 30, 2004 and 2003

     Revenue. Revenue generally consists of sales of products, net of returns and allowances. To date, our revenues have come predominantly from power adapters, handheld products, expansion and docking products, and accessories. The following table summarizes the year-over-year comparison of our revenue for the periods indicated:

	Six months	Six months	Increase	Percentage change
	ended	ended	from same period in	from the same period
	June 30, 2004	June 30, 2003	the prior year	in the prior year
Revenue	$31,572	$25,090	$6,482	25.8%

     The increase in revenue is primarily due to continued sales growth of our family of combination AC/DC, AC only and DC only universal power adapters during the six months ended June 30, 2004. As a result, sales of power products increased by $9.7 million, or 86.0%, to $21.0 million during the six months ended June 30, 2004 as compared to $11.3 million for the six months ended June 30, 2003. This increase is offset by a decrease of $2.5 million in sales of handheld hardware products and a decrease of $900,000 in sales of accessories during the six months ended June 30, 2004 compared to the same period in the prior year.

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

	Six months	Six months	Increase (decrease)	Percentage change
	ended	ended	from same period in	from the same
	June 30, 2004	June 30, 2003	the prior year	period in the prior year
Cost of revenue	$22,040	$16,271	$5,769	35.5%
Gross profit	$9,532	$8,819	$713	8.1%
Gross margin	30.2%	35.1%	(4.9)%	(14.0)%

     The increase in cost of revenue was due primarily to the 25.8% volume increase in revenue, as well as to shifts in customer mix, product mix and inventory write-downs for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. Cost of revenue as a percentage of revenue increased to 69.8% for the six months ended June 30, 2004 from 64.9% for the six months ended June 30, 2003, resulting in decreased gross margin. The decrease in gross margin is primarily attributable to three factors. The first factor is a shift in customer mix. OEM and private label reseller customers accounted for 61% and 43% of revenue for the six months ended June 30, 2004 and 2003, respectively. Sales through retailers and distributors accounted for 25% and 43% of revenue for the six months ended June 30, 2004 and 2003, respectively. Sales to OEMs and private label resellers typically occur at lower price points than sales of comparable product to retailers and distributors. The second factor is a shift in product mix. For the first time, during the six months ended June 30, 2004, we commenced sales of low-wattage power products designed specifically for mobile electronic devices. Sales of a portion of these products typically occur at lower price points than sales of higher-wattage power products. The third factor impacting increased cost of revenue and corresponding lower gross profit and gross margin is the impact of write-downs to the value of older inventory, primarily in our handheld products and laptop computer batteries. During the six months ended June 30, 2004, we recorded an adjustment to cost of revenue in the amount of $813,000, compared to a $158,000 adjustment during the six months ended June 30, 2003, as a result of reduced marketability of certain of our inventory.

     Sales and marketing. Sales and marketing expenses generally consist of salaries, commissions and other personnel related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. The following table summarizes the year-over-year comparison of our sales and marketing expenses for the periods indicated:

	Six months	Six months	Decrease	Percentage change
	ended	ended	from same period in	from the same
	June 30, 2004	June 30, 2003	the prior year	period in the prior year
Sales and marketing	$3,325	$3,721	$396	10.6%

     The decrease in sales and marketing expenses primarily resulted from a reduction in marketing programs due to our decision to focus our marketing efforts on what we deemed to be the most productive sales channels. As a percentage of revenue, sales and marketing expenses decreased to 10.5% for the six months ended June 30, 2004 from 14.8% for the six months ended June 30, 2003.

     Research and development. Research and development expenses consist primarily of salaries and personnel-related costs, outside consulting, lab costs and travel related costs of our product development group. The following table summarizes the year-over-year comparison of our research and development expenses for the periods indicated:

	Six months	Six months	Increase	Percentage change
	ended	ended	from same period in	from the same
	June 30, 2004	June 30, 2003	the prior year	period in the prior year
Research and development	$2,999	$2,247	$752	33.5%

     The increase in research and development expenses primarily resulted from the continued development of our family of power adapter products. Specifically, during the six months ended June 30, 2004, we invested in research and development on a line of power adapters, including cigarette lighter adapters, mobile AC adapters, and low-power universal AC/DC adapters, specifically designed for the low-power mobile electronics device market.

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

	Six months	Six months	Decrease	Percentage change
	ended	ended	from same period in	from the same
	June 30, 2004	June 30, 2003	the prior year	period in the prior year
General and administrative	$5,169	$5,390	$221	4.1%

     The decrease in general and administrative expenses primarily resulted from reduction in general and administrative expenses associated with our Idaho and Texas subsidiaries, which we more fully integrated in 2004. General and administrative expenses as a percentage of revenue decreased to 16.4% for the six months ended June 30, 2004 from 21.5% for the six months ended June 30, 2003.

     Income taxes. We have incurred losses from inception to date; therefore, no provision for income taxes was required for the six months ended June 30, 2004 and 2003. Based on historical operating losses and projections for future taxable income, it is more likely than not that we will not fully realize the benefits of the net operating loss carryforwards. Thus, we have not recorded a tax benefit from our net operating loss carryforwards for the six months ended June 30, 2004.

Operating Outlook

     In the third quarter of 2004, we expect at least modest growth in revenue over the second quarter of 2004, driven primarily by an increase in sales of power products, including the roll out of a variety of new products, such as a higher power version of the popular Juice power adapter. Gross margin is expected to be between 32% and 33%, which reflects the impact of sales of Dell power adapters at lower gross margins expected in the third quarter resulting from costs incurred to modify a connector on inventory of these adapters. Operating expenses in the third quarter are expected to be in the low- to mid-$6 million dollar range due to increases primarily in research and development expenses related to the many product development programs we are undertaking to support customer requirements.

     For 2004, we continue to anticipate full year revenue of $80 million, a 53% increase from 2003, with revenues trending progressively higher each quarter. By the fourth quarter of 2004, we expect to achieve quarterly earnings per diluted share in the range of $0.08 to $0.12. This is based on the expectation that gross margins in the fourth quarter will be approximately 35% to 37% and operating expenses will increase to approximately $6.5 million, although they are expected to trend down as a percentage of revenue in the fourth quarter of 2004.

     Key future milestones include:

•	The sales ramp of consumer electronics power products through RadioShack;

•	The launch of new consumer electronics power products in non- RadioShack channels;

•	The sales ramp of portable computer power products in international markets, including the introduction of products in Asia;

•	Launch in late 2004 or early 2005 of new power products currently being developed for Motorola;

•	Growth in sales through the Dell channel; and

•	New product roll-out of extensions to the power product line offering different price points and functionality.

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

Liquidity and Capital Resources

     The following table sets forth for the period presented certain consolidated cash flow information (in thousands):

	Six Months Ended June 30,
	2004	2003
Net cash used in operating activities	$(711)	$(5,901)
Net cash used in investing activities	(588)	(392)
Net cash provided by financing activities	668	3,887
Foreign currency exchange impact on cash flow	5	35

Decrease in cash and cash equivalents	$(626)	$(2,371)

Cash and cash equivalents at beginning of period	$11,024	$3,166

Cash and cash equivalents at end of period	$10,398	$795

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

•	Net cash used in operating activities. Cash was used in operating activities for the six months ended June 30, 2004 primarily to fund operating losses and working capital necessary to support our growing revenue base. Specifically, cash was used to fund accounts receivable growth that resulted from our 25.8% increase in revenues for the six months ended June 30, 2004 as compared to June 30, 2003. Cash used to fund growth in accounts receivable was offset by growth in accounts payable and accrued expenses. In 2004, we expect to generate positive cash flow from operating activities from expected operating income, offset partially by cash used to fund further working capital needs. Our consolidated cash flow operating metrics are as follows:

	Six Months Ended June 30,
	2004	2003
Days outstanding in ending accounts receivable (“DSOs”)	95	82
Inventory turns	6	4

The decline in DSOs during the six months ended June 30, 2004 compared to the six months ended June 30, 2003, is primarily due to the sale of cigarette lighter adapters, intelligent tips and our DualPower product to RadioShack. These products are manufactured by RadioShack utilizing our technology, and then sold both to RadioShack and other customers by us. For those products sold to RadioShack, we recognize only the gross margin on such sales as revenue. However, we record an account payable to RadioShack for the full manufacturing cost of the products, as well as an account receivable for the full amount of the resale price of the products. We anticipate this trend in DSOs to continue during 2004 as we continue to source product from and sell product to RadioShack, but recognize the associated revenue on a net basis while recording related accounts receivable and accounts payable on a gross basis. Inventory turns for the six months ended June 30, 2004 improved to 6 turns compared to 5 turns for the six months ended June 30, 2003. The improvement in inventory turns is primarily due to inventory write-downs taken during the six months ended June 30, 2004. We expect inventory turns to continue to improve during 2004.

•	Net cash used in investing activities. For the six months ended June 30, 2004, net cash used in investing activities was primarily for the purchase of property and equipment. We anticipate future investment in capital equipment, primarily for tooling equipment to be used in the production of new products.

•	Net cash provided by financing activities. Net cash provided by financing activities for the six months ended June 30, 2004 was primarily from net proceeds from the exercises of stock options and warrants. Although we expect to generate cash flows from operations sufficient to support our operations, we may issue additional shares of stock in the future to generate cash for growth opportunities.

     As of June 30, 2004, we had approximately $97 million of federal, foreign and state net operating loss carryforwards which expire at various dates. We anticipate that the sale of common stock in our initial public offering coupled with prior sales of common stock will cause an annual limitation on the use of our net operating loss carryforwards pursuant to the change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended. This limitation is expected to have a material effect on the timing of our ability to use the net operating loss carryforward in the future. Additionally, our ability to use the net operating loss carryforward is dependent upon our level of future profitability, which cannot be determined.

     Financing Facilities. In July 2004, we amended our $10.0 million bank line of credit. The line bears interest at prime, interest only payments are due monthly, with final payment of interest and principal due on July 31, 2006. The line of credit is secured by all of our assets and subject to financial covenants, with which we were in compliance as of June 30, 2004. We had no outstanding balance against this line of credit as of June 30, 2004. Under the terms of the line, we can borrow up to 80% of eligible accounts receivable. At June 30, 2004, our net borrowing base capacity was $5.6 million.

     Contractual Obligations. In our day-to-day business activities, we incur certain commitments to make future payments under contracts such as operating leases and purchase orders. Maturities under these contracts are set forth in the following table as of June 30, 2004, in thousands:

	Payment due by period
	2004	2005	2006	2007	2008	More than 5 years
Operating lease obligations	$418	$644	$521	$503	$384	$—
Purchase obligations	11,658	—	—	—	—	—
Other long-term obligations	396	308	193	25	—	—

Totals	$12,472	$952	$714	$528	$384	$—

     Off-Balance Sheet Arrangements. We have no off-balance sheet financing arrangements.

     Acquisitions. In the past we have made acquisitions of other companies to complement our product offerings and expand our revenue base. In September 2002 we acquired iGo Corporation through one of our wholly owned subsidiaries, iGo Direct Corporation. Certain former officers of iGo Corporation are now seeking potential indemnification claims against iGo Direct Corporation relating to a Securities and Exchange Commission matter involving such individuals (but not involving us) that relates to matters that arose prior to our acquisition of iGo Corporation. We are pursuing coverage under iGo’s directors’ and officers’ liability insurance policy for this potential iGo indemnification matter. In the event this coverage is not received, iGo may be responsible for costs and expenses associated with this matter.

     Our future strategy includes the possible acquisition of other businesses to continue to expand or complement our operations. The magnitude, timing and nature of any future acquisitions will depend on a number of factors, including the availability of suitable acquisition candidates, the negotiation of acceptable terms, our financial capabilities and general economic and business conditions. Financing of future acquisitions would result in the utilization of cash, incurrence of additional debt, or both.

     Liquidity Outlook. Based on our projections for 2004, we believe that our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may use our line of credit or seek to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in more dilution to our stockholders. In addition, additional capital resources may not be available to us in amounts or on terms that are acceptable to us.

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

     See “Liquidity and Capital Resources” for further discussion of our financing facilities and capital structure. Market risk, calculated as the potential change in fair value of our cash and cash equivalents and line of credit resulting from a hypothetical 1.0% (100 basis point) change in interest rates, was not material at June 30, 2004.

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

PART II:OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

     Holmes Lundt, et al., plaintiffs, and Jason Carnahan, et. al., intervenors, v. Mobility Electronics, Inc., Portsmith, Inc., Charles R. Mollo, Joan W. Brubacher, Jeffrey R. Harris, Robert P. Dilworth, Larry M. Carr, William O. Hunt, Jerre L. Stead and Darryl Baker, pending in the District Court of the Fourth Judicial District of Idaho, Ada County, Cause No. CV-0C-0302562D. This lawsuit initially was commenced on April 2, 2003, by Holmes Lundt, former President and CEO of Mobility Idaho, Inc. (formerly Portsmith, Inc.), the Company’s wholly-owned subsidiary, and his wife, but additional plaintiffs were added, and several of the Company’s officers and directors were added as defendants. In their current pleading, the plaintiffs are alleging breach of the Portsmith merger agreement and Mr. Lundt’s employment agreement, wrongful termination of Mr. Lundt, fraudulent misrepresentation, securities fraud, breach of an alleged covenant of good faith and fair dealing, civil conspiracy, and are seeking monetary damages and/or rescission of the Portsmith merger agreement. On February 11, 2004, the court permitted the plaintiffs in the Carnahan suit to intervene in the lawsuit and these intervenors in turn dismissed a separate lawsuit they had commenced on December 30, 2003. In their current pleading, the intervenors assert claims against the Company, Portsmith, Mr. Mollo and Ms. Brubacher, for breach of contract, breach of an alleged covenant of good faith and fair dealing, unjust enrichment, declaratory judgment, fraud, misrepresentation, concealment, breach of fiduciary duty, constructive trust, conversion, and constructive fraud. Intervenors are seeking monetary damages and/or the recovery of unspecified shares of the Company’s common stock. Among other things, plaintiffs and intervenors disputed that the Company appropriately calculated and paid the earn-out consideration called for by the Portsmith merger agreement. The court issued an order on April 15, 2004 granting the Company’s motion for partial summary judgment on this pricing issue, which means that the court agreed that the Company had properly calculated the pricing of the shares issued by the Company in the Portsmith merger. The plaintiffs have filed a motion requesting that the court reconsider its order granting the Company’s motion for partial summary judgment on the pricing issue and a hearing has been set for August 30, 2004 before the court. The remaining claims are still pending and the Company intends to vigorously defend against the claims as well as pursue its own claims against the plaintiffs and intervenors.

     The Company and two of its executive officers have been named as defendants in lawsuits filed between February and April of 2004 and subsequently amended and consolidated in the United States District Court for the District of Arizona. The consolidated lawsuit asserts claims for securities fraud under Sections 10(b), 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, on behalf of a purported class of persons who purchased the Company’s publicly traded securities between September 2, 2003 and January 5, 2004. The complaint generally alleges that various public statements made by defendants were false and misleading when made, and that members of the purported stockholder class suffered damages when the market price of the Company’s common stock declined following disclosure of the information that allegedly had not been previously disclosed. The complaint seeks to proceed on behalf of the alleged class described above, seeks monetary damages in an unspecified amount and seeks recovery of plaintiffs’ costs and attorneys’ fees. The Company has not yet responded to this complaint. The Company intends to vigorously defend itself against these claims.

     On May 7, 2004, the Company filed separate complaints with the International Trade Commission (the “ITC”) in Washington, DC and the United States District Court for the Eastern District of Texas against Formosa Electronic Industries, Inc., Micro Innovations Corp. and SPS, Inc. On July 13, 2003, the Company filed an amended complaint with the United States District Court for the Eastern District of Texas to add Sakar International Inc. and Worldwide Marketing Ltd. as parties to the federal district court action. On July 27, 2004, the Company entered into a settlement and license agreement with SPS, pursuant to which the companies agreed to develop new products, and subsequently dismissed SPS from both the ITC and federal district court actions. These complaints against the remaining defendants allege infringement of one or more of U.S. Patent Nos. 5,347,211, 6,064,177, 6,650,560, and 6,700,808 owned by the Company. The Company, through the ITC complaint, seeks a permanent exclusion order and cease and desist order excluding all products manufactured and/or distributed by Formosa and Micro Innovations that infringe these patents from entry into the United States, as well as an order instructing removal and/or recall from shelves, distribution, and circulation of all catalogues containing the infringing devices. The Company, through the complaint filed with the United States District Court for the Eastern District of Texas, seeks to enjoin Formosa, Micro Innovations, Sakar International and Worldwide Marketing from further infringement of these patents and compensatory and treble damages for willful infringement of these patents. The Company intends to vigorously pursue its claims in these actions.

     We are from time to time involved in various legal proceedings other than those set forth above incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on our business, financial condition, results of operations or liquidity.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

          None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     The annual meeting of stockholders was held on May 26, 2004, at which meeting stockholders were asked to consider and vote upon the following:

1.	Jerre L. Stead and Larry M. Carr were re-elected to the board of directors, to serve until the 2007 annual meeting. The terms of Jeffrey R. Harris, William O. Hunt, Charles R. Mollo and Robert W. Shaner, who was elected at the annual meeting by the board of directors, continued after the meeting.

2.	The Mobility Electronics, Inc. Omnibus Long-Term Incentive Plan was approved.

3.	The Mobility Electronics, Inc. Non-Employee Director Long-Term Incentive Plan was approved.

4.	The selection of KPMG LLP as independent auditor for the year ending December 31, 2004 was ratified.

     The number of shares cast for, against or withheld, as well as the number of abstentions and broker non-votes, on each matter considered at the meeting, were as follows:

		Shares	Shares		Abstention/
		Voted	Voted	Shares	Broker
		For	Against	Withheld	Non-Votes
1.	Election of Directors:
	Jerre L. Stead	23,572,357	—	1,933,180	—
	Larry M. Carr	24,771,197	—	734,340	—

2.	Approval of the Omnibus Long-Term Incentive Plan	12,106,412	2,915,955	—	10,483,170

3.	Approval of the Non-Employee Director Long-Term Incentive Plan	12,164,859	2,856,765	—	10,483,913

3.	Ratification of KPMG LLP as independent auditor	25,164,333	327,878	—	13,326

ITEM 5. OTHER INFORMATION:

                    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits:

The Exhibit Index and required Exhibits are immediately following the Signatures to this Form 10-Q are filed as part of, or hereby incorporated by reference into, this Form 10-Q.

(b) Reports on Form 8-K:

We filed the following reports on Form 8-K during the quarter ended June 30, 2004:

•	Form 8-K dated April 29, 2004 furnishing under Items 7 and 12, our press release, dated April 29, 2004, announcing our results of operations for the quarter ended March 31, 2004.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILITY ELECTRONICS, INC.

Dated: August 9, 2004	By:	/s/ Charles R. Mollo

Charles R. Mollo
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

	By:	/s/ Joan W. Brubacher

Joan W. Brubacher
Executive Vice President and Chief Financial Officer and Authorized Officer of Registrant
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document
2.1	Agreement and Plan of Merger dated October 2, 2000, by and among the Company, Mesa Ridge Technologies, Inc. d/b/a MAGMA and the stockholders of MAGMA (1)***

2.2	Agreement and Plan of Merger dated as of February 20, 2002, by and among Portsmith, Inc., certain holders of the outstanding capital stock of Portsmith, Mobility Electronics, Inc. and Mobility Europe Holdings, Inc. (2)***

2.3	Agreement and Plan of Merger dated March 23, 2002, by and among Mobility Electronics, Inc., iGo Corporation and IGOC Acquisition (2)***

2.4	Agreement and Plan of Merger by and among Cutting Edge Software, Inc., Jeff Musa, Mobility Electronics, Inc. and CES Acquisition, Inc. dated August 20, 2002 (3)***

2.5	Agreement and Plan of Merger among Cutting Edge Software, Inc. and CES II Acquisition, Inc. dated August 21, 2002 (4)***

3.1	Certificate of Incorporation of the Company (5)

3.2	Articles of Amendment to the Certificate of Incorporation of the Company dated as of June 17, 1997 (6)

3.3	Articles of Amendment to the Certificate of Incorporation of the Company dated as of September 10, 1997 (5)

3.4	Articles of Amendment to the Certificate of Incorporation of the Company dated as of July 20, 1998 (5)

3.5	Articles of Amendment to the Certificate of Incorporation of the Company dated as of February 3, 2000 (5)

3.6	Articles of Amendment to the Certificate of Incorporation of the Company dated as of June 30, 2000 (6)

3.7	Certificate of Designations, Preferences, Rights and Limitations of Series C Preferred Stock (5)

3.8	Certificate of the Designations, Preferences, Rights and Limitations of Series D Preferred Stock (7)

3.9	Certificate of the Designations, Preferences, Rights and Limitations of Series E Preferred Stock of Mobility Electronics, Inc. (8)

3.10	Certificate of the Designations, Preferences, Rights and Limitations of Series F Preferred Stock of Mobility Electronics, Inc. (8)

3.11	Certificate of Designations, Preferences, Rights and Limitations of Series G Junior Participating Preferred Stock of Mobility Electronics, Inc. (9)

3.12	Amended and Restated Bylaws of the Company (5)

4.1	Specimen of Common Stock Certificate (10)

4.2	Form of Warrant to Purchase Shares of common stock of the Company used with the Series C Preferred Stock Private Placements (6)**

4.3	Form of Series C Preferred Stock Purchase Agreement used in 1998 and 1999 Private Placements (5)**

4.4	Form of Series C Preferred Stock and Warrant Purchase Agreement used in 1999 and 2000 Private Placements (5)**

4.5	Form of Warrant to Purchase common stock of the Company issued to certain holders in connection with the Contribution and Indemnification Agreement by and among Janice L. Breeze, Jeffrey S. Doss, Charles S. Mollo, Cameron Wilson, the Company and certain Stockholders of the Company, dated November 2, 1999 (7)**

4.6	Lockup Agreement by and between Mobility Electronics, Inc. and Jeff Musa dated August 20, 2002 (4)

4.7	Form of Series E Preferred Stock and Warrant Purchase Agreement (8)**

4.8	Form of Series F Preferred Stock and Warrant Purchase Agreement (8)**

4.9	Form of Warrant issued to purchasers of Series E Stock (8)

4.10	Form of Warrant issued to purchasers of Series F Stock (8)

4.11	Registration Rights Agreement by and between Jeff Musa and the Company (Exhibit H on the Agreement and Plan of Merger by and among Cutting Edge Software, Inc., Jeff Musa, the Company and CES Acquisition, Inc., dated August 20, 2002) (10)

Exhibit
Number	Description of Document
4.12	Rights Agreement between the Company and Computershare Trust Company, dated June 11, 2003 (9)

4.13	Form of Common Stock Purchase Agreement relating to private placement completed August 29, 2003.**(11)

4.14	Form of Warrant to Purchase Common Stock of the Company issued to Silicon Valley Bank on September 3, 2003.(12)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

**	Each of these agreements is identical in all material respects except for the Purchasers.

(1)	Previously filed as an exhibit to Current Report on Form 8-K dated October 17, 2000.

(2)	Previously filed as an exhibit to Form 10-K for the year ended December 31, 2001.

(3)	Previously filed as an exhibit to Registration Statement No. 333-99845 on Form S-3 dated September 19, 2002.

(4)	Previously filed as an exhibit to Form 10-K for the year ended December 31, 2002.

(5)	Previously filed as an exhibit to Registration Statement No. 333-116182 dated June 4, 2004.

(6)	Previously filed as an exhibit to Amendment No. 2 to Registration Statement No. 333-30264 on Form S-1 dated May 4, 2000.

(7)	Previously filed as an exhibit to Amendment No. 1 to Registration Statement No. 333-30264 on Form S-1 dated March 28, 2000.

(8)	Previously filed as an exhibit to Current Report on Form 8-K filed on January 14, 2003.

(9)	Previously filed as an exhibit to Current Report on Form 8-K filed on June 19, 2003.

(10)	Previously filed as an exhibit to Amendment No. 3 to Registration Statement No. 333-30264 on Form S-1 dated May 18, 2000.

(11)	Previously filed as an exhibit to Registration Statement No. 333-108623 on Form S-3 filed on September 9, 2003.

(12)	Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2003.

     All other schedules and exhibits are omitted because they are not applicable or because the required information is contained in the Financial Statements or Notes thereto.