Form 10-Q
period 2004-09-30
MOBILITY ELECTRONICS INC
filed 2004-11-05
CIK 1075656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

YES [ X ]                      NO [    ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES [ X ]                      NO [    ]

At November 1, 2004, there were 28,407,710 shares of the Registrant’s Common Stock outstanding.

MOBILITY ELECTRONICS, INC.
FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,941	$11,024
Accounts receivable, net	15,228	11,438
Inventories	7,752	8,240
Prepaid expenses and other current assets	289	311

Total current assets	34,210	31,013

Property and equipment, net	2,123	2,155
Goodwill	11,786	12,961
Intangible assets, net	3,083	3,858
Other assets	2,036	276

Total assets	$53,238	$50,263

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,659	$6,531
Accrued expenses and other current liabilities	1,550	1,613
Current installments of long-term debt	373	521

Total current liabilities	12,582	8,665
Long-term debt, less current portion	501	526

Total liabilities	13,083	9,191

Stockholders’ equity:
Convertible preferred stock	3	3
Common stock	283	276
Additional paid-in capital	146,839	145,194
Accumulated deficit	(106,185)	(104,062)
Stock subscription notes and deferred compensation	(941)	(487)
Accumulated other comprehensive income	156	148

Total stockholders’ equity	40,155	41,072

Total liabilities and stockholders’ equity	$53,238	$50,263

See accompanying notes to unaudited condensed consolidated financial statements.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue	$18,959	$12,807	$49,654	$37,398
Cost of revenue	13,102	8,173	34,838	24,325

Gross profit	5,857	4,634	14,816	13,073

Operating expenses:
Marketing and sales	1,777	1,623	4,901	5,083
Research and development	1,214	1,164	3,926	3,226
General and administrative	2,653	2,131	7,568	7,426

Total operating expenses	5,644	4,918	16,395	15,735

Income (loss) from operations	213	(284)	(1,579)	(2,662)
Other income (expense):
Interest income (expense), net	(27)	(31)	(93)	(20)
Other income, net	(6)	1	14	22

Income (loss) from continuing operations	180	(314)	(1,658)	(2,660)
Discontinued operations:
Loss from discontinued operations of handheld software product line	(296)	(92)	(466)	(253)

Net loss	(116)	(406)	(2,124)	(2,913)
Beneficial conversion value of convertible preferred stock	—	—	—	(445)
Preferred stock dividend	—	—	—	(20)

Net loss attributable to common stockholders	$(116)	$(406)	$(2,124)	$(3,378)

Net income (loss) per share:
Basic
Continuing operations	$0.01	$(0.01)	$(0.06)	$(0.14)
Discontinued operations	$(0.01)	$(0.00)	$(0.02)	$(0.01)
Total basic net income (loss) per share	$(0.00)	$(0.02)	$(0.08)	$(0.15)
Diluted
Continuing operations	$0.01	$(0.01)	$(0.06)	$(0.14)
Discontinued operations	$(0.01)	$(0.00)	$(0.02)	$(0.01)
Total diluted net income (loss) per share	$(0.00)	$(0.02)	$(0.08)	$(0.15)
Weighted average common shares outstanding:
Basic	28,139	24,709	27,901	22,143
Diluted	29,779	24,709	27,901	22,143

See accompanying notes to unaudited condensed consolidated financial statements.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine months ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(2,124)	$(2,913)
Less loss from discontinued operation	466	253

Loss from continuing operations	(1,658)	(2,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for accounts receivable	148	425
Depreciation and amortization	1,502	1,161
Amortization of deferred compensation	105	90
Non-cash compensation	—	68
Loss on disposal of fixed assets	15	29
Changes in operating assets and liabilities, net of acquisition activities:
Accounts receivable	(3,942)	(6,118)
Inventories	488	(4,286)
Prepaid expenses and other assets	(1,378)	(830)
Accounts payable	4,142	4,538
Accrued expenses and other current liabilities	(33)	(263)

Net cash used in operating activities	(611)	(7,846)

Cash flows from investing activities, net of acquisition activities:
Purchase of property and equipment	(846)	(586)
Proceeds from sale of handheld software product line	388	—

Net cash used in investing activities	(458)	(586)

Cash flows from financing activities:
Repayment of long-term debt	(125)	(82)
Net proceeds from issuance of convertible preferred stock	—	1,185
Net proceeds from issuance of common stock, exercise of options and warrants, and repayment of stock subscription notes receivable	1,093	15,567
Dividends paid on convertible preferred stock	—	(20)

Net cash provided by financing activities	968	16,650

Effects of exchange rate changes on cash and cash equivalents	8	74
Net cash provided by discontinued operations	10	55

Net increase (decrease) in cash and cash equivalents	(83)	8,347
Cash and cash equivalents, beginning of period	11,024	3,166

Cash and cash equivalents, end of period	$10,941	$11,513

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

     The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying condensed consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2003 included in the Company’s Form 10-K, filed with the SEC. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of results to be expected for the full year or any other period.

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

     Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123, the Company’s net loss and net loss per share would have been increased to the pro forma amount indicated below (amounts in thousands, except per share):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss attributable to common stockholders:
As reported	$(116)	$(406)	$(2,124)	$(3,378)
Total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax of $0 for all periods	(346)	(149)	(966)	(405)

Pro forma	$(462)	$(555)	$(3,090)	$(3,783)

Net loss per share — basic and diluted:
As reported	$(0.00)	$(0.02)	$(0.08)	$(0.15)

Pro forma	$(0.02)	$(0.02)	$(0.11)	$(0.17)

     The value of stock-based employee compensation expense for the three and nine months ended September 30, 2004 and 2003 was determined using the Black-Scholes method with the following assumptions:

	September 30,
	2004	2003
Expected life (years)	3.0	2.5
Risk-free interest rate	3.0%	3.0%
Dividend yield	0.0%	0.0%
Volatility	100.0%	100.0%

(3) Inventories

     Inventories consist of the following (amounts in thousands):

	September 30,	December 31,
	2004	2003
Raw materials	$2,696	$2,198
Finished goods	5,056	6,042

	$7,752	$8,240

(4) Goodwill

     The changes in the carrying amount of goodwill are as follows (amounts in thousands):

Reported balance at December 31, 2003	$12,961
Miscellaneous direct acquisition costs	875
Adjustment to iGo opening balance sheet to reflect changes in the fair market value of current assets recorded on the date of acquisition	(92)
Sale of Mobility Texas assets	(1,958)

Reported balance at September 30, 2004	$11,786

(5) Intangible Assets

     Intangible assets consist of the following at September 30, 2004 and December 31, 2003 (amounts in thousands):

		September 30, 2004			December 31, 2003
	Average	Gross		Net	Gross		Net
	Life	Intangible	Accumulated	Intangible	Intangible	Accumulated	Intangible
	(Years)	Assets	Amortization	Assets	Assets	Amortization	Assets
Amortized intangible assets:
License fees	4	$2,258	$(778)	$1,480	$2,208	$(522)	$1,686
Patents and trademarks	3	1,750	(928)	822	1,220	(699)	521
Non-compete agreements	2	75	(75)	—	159	(115)	44
Software	5	—	—	—	803	(202)	601
Trade names	10	378	(79)	299	378	(50)	328
Customer list	10	662	(180)	482	705	(27)	678

Total		$5,123	$(2,040)	$3,083	$5,473	$(1,615)	$3,858

Aggregate amortization expense for identifiable intangible assets totaled $278,000 and $904,000 for the three and nine months ended September 30, 2004, respectively. Aggregate amortization expense for identifiable intangible assets totaled $177,000 and $490,000 for the three and nine months ended September 30, 2003, respectively.

     During the quarter ended September 30, 2004 the Company sold the following intangible assets related to the handheld software product line (amounts in thousands):

	September 30, 2004
	Gross		Net
	Intangible	Accumulated	Intangible
	Assets	Amortization	Assets
Software	$1,100	$(409)	$691
Non-compete agreements	84	(61)	23
Patents and trademarks	64	—	64
Customer list	43	(9)	34

Total	$1,291	$(479)	$812

(6) Line of Credit

     In October 2002, the Company entered into a $10,000,000 line of credit with a bank. The line bears interest at prime (4.75% at September 30, 2004), interest only payments are due monthly, with final payment of interest and principal due on July 31, 2006. The line of credit is secured by all assets of the Company. The Company had no outstanding balance against the line of credit at September 30, 2004 and 2003. The Company had a $1.5 million letter of credit, secured by the line of credit, outstanding at September 30, 2004. The line of credit is subject to financial covenants. The Company is currently in compliance with the covenants. At September 30, 2004, the Company had borrowing base capacity of $7,312,000.

(7) Long-Term Debt and Other Non-current Liabilities

     Long-term debt and other non-current liabilities consist of the following (amounts in thousands):

	September 30,	December 31,
	2004	2003
Estimate of Invision earn-out	$799	$847
Liability for license fee	75	200

	874	1,047
Less current portion	373	521

Long-term debt, less current portion	$501	$526

     In connection with its acquisition of certain assets of Invision Software and Invision Wireless, the Company recorded a liability of $847,000, which represents the excess of the fair value of assets acquired over the initial consideration paid for those assets. This liability will be reduced by earn-out payments when the contingent consideration is earned. Accordingly, the Company has recorded a current portion of this liability of $396,000 based on its estimate of contingent consideration to be earned during 2004. The Company made actual earn-out payments of $48,000 during the nine months ended September 30, 2004.

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

(8) Stockholders’ Equity

(a) Convertible Preferred Stock

     Series C preferred stock is convertible into shares of common stock. The initial conversion rate was one for one, but is subject to change if certain events occur. Generally, the conversion rate will be adjusted if the Company issues any non-cash dividends on outstanding securities, splits its securities or otherwise effects a change to the number of its outstanding securities. The conversion rate will also be adjusted if the Company issues additional securities at a price that is less than the price that the Series C preferred stockholders paid for their shares. Such adjustments will be made according to certain formulas that are designed to prevent dilution of the Series C preferred stock. The Series C preferred stock can be converted at any time at the option of the holder, and will convert automatically, immediately prior to the consummation of a firm commitment public offering of common stock pursuant to a registration statement filed with the Securities and Exchange Commission having a per share price equal to or greater than $24.00 per share and a total gross offering amount of not less than $15,000,000. The rate of conversion was 1-to-1.0883 as of September 30, 2004. At September 30, 2004 and December 31, 2003, there were 15,000,000 shares of Series C preferred stock authorized and 270,541 and 329,866 issued and outstanding, respectively. During the period from December 31, 2003 through September 30, 2004, 59,325 shares of Series C preferred stock were converted into 64,561 shares of common stock at an average rate of 1-to-1.0883.

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

     All of the Series E Warrants have been exercised and converted into 216,263 shares of common stock during 2003, and no Series E Warrants were outstanding at December 31, 2003. As of September 30, 2004, there were 46,999 Series F Warrants outstanding and exercisable for 46,999 shares of common stock.

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

     As the closing price of the Company’s common stock was greater than or equal to $2.00 per share for ten consecutive trading days on September 6, 2003, all issued and outstanding shares of Series E and Series F preferred stock automatically converted into 1,594,458 shares of common stock at a conversion rate of 1-to-1. Dividends on Series E and F preferred stock of $20,000 were accrued at September 6, 2003. No shares of Series E and Series F preferred stock were outstanding at December 31, 2003.

(b) Common Stock

     Holders of shares of common stock are entitled to one vote per share on all matters submitted to a vote of the Company’s stockholders. There is no right to cumulative voting for the election of directors. Holders of shares of common stock are entitled to receive dividends, if and when declared by the board of directors out of funds legally available therefore, after payment of dividends required to be paid on any outstanding shares of preferred stock. Upon liquidation, holders of shares of common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to the liquidation preferences of any outstanding shares of preferred stock. Holders of shares of common stock have no conversion, redemption or preemptive rights. At September 30, 2004 and December 31, 2003, there were 90,000,000 shares of common stock authorized and 28,251,570 and 27,610,996 issued and outstanding, respectively.

(9) Discontinued Operations

     During the quarter ended September 30, 2004, the Company sold substantially all assets of its Texas subsidiary, which developed and marketed a handheld software product line, for $3,477,500 million plus assumed liabilities of $467,000. The Company received $387,500 in cash, $200,000 held in a short-term escrow fund, $415,000 in a short-term receivable and

$2,475,000 million in notes receivable in exchange for assets with a book value of $3,235,000 million. In connection with this sale of assets, the Company has recorded a deferred gain of $600,000 as a reduction of the notes receivable. Recognition of the gain will occur when collectibility of notes receivable is reasonably assured.

     The results of operations from the handheld software product line have been presented in the condensed consolidated statements of operations as discontinued operations. Following is a summary of the discontinued operations related to the Company’s Texas subsidiary that were sold in 2004 (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue	$186	$288	$1,063	$786
Cost of revenue	14	89	319	207

Gross profit	172	199	744	579
Selling, general and administrative expenses	468	291	1,210	832

Total discontinued operations	$(296)	$(92)	$(466)	$(253)

(10) Net Income (Loss) per Share

     The computation of basic and diluted net loss per share follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Basic net income (loss) per share computation:
Numerator:
Income (loss) from continuing operations	$180	$(314)	$(1,658)	$(2,660)
Discontinued operations	(296)	(92)	(466)	(253)

Net loss	(116)	(406)	(2,124)	(2,913)
Beneficial conversion value of convertible preferred stock	—	—	—	(445)
Preferred stock dividend	—	—	—	(20)

Net loss attributable to common stockholders	$(116)	$(406)	$(2,124)	$(3,378)

Denominator:
Weighted average number of common shares outstanding	28,139	24,709	27,901	22,143

Basic net income (loss) per share:
Continuing operations	$0.01	$(0.01)	$(0.06)	$(0.14)
Discontinued operations	$(0.01)	$(0.00)	$(0.02)	$(0.01)
Total basic net income (loss) per share	$(0.00)	$(0.02)	$(0.08)	$(0.15)
Diluted net income (loss) per share computation:
Numerator:
Income (loss) from continuing operations	$180	$(314)	$(1,658)	$(2,660)
Discontinued operations	(296)	(92)	(466)	(253)

Net loss	(116)	(406)	(2,124)	(2,913)
Beneficial conversion value of convertible preferred stock	—	—	—	(445)
Preferred stock dividend	—	—	—	(20)

Net loss attributable to common stockholders	$(116)	$(406)	$(2,124)	$(3,378)

Denominator:
Weighted average number of common shares outstanding	28,139	24,709	27,901	22,143
Effect of dilutive stock options, warrants, and restricted stock units	1,346	—	—	—
Effect of common shares issuable upon conversion of preferred shares	294	—	—	—

	29,779	24,709	27,901	22,143

Stock options, warrants and restricted stock units not included in dilutive net income (loss) per share since antidilutive	—	2,625	2,299	2,625
Convertible preferred stock not included in dilutive net income (loss) per share since antidilutive	—	449	271	449
Diluted net income (loss) per share:
Continuing operations	$0.01	$(0.01)	$(0.06)	$(0.14)
Discontinued operations	$(0.01)	$(0.00)	$(0.02)	$(0.01)
Total diluted net income (loss) per share	$(0.00)	$(0.02)	$(0.08)	$(0.15)

(11) Concentration of Credit Risk, Significant Customers and Business Segments

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

     Three customers accounted for 26%, 16%, and 11% of net sales for the nine months ended September 30, 2004. Four customers accounted for 15%, 13%, 12% and 11% of net sales for the nine months ended September 30, 2003.

     Three customers’ accounts receivable balances accounted for 29%, 20% and 10% of net accounts receivable at September 30, 2004. Four customers’ accounts receivable balances accounted for 22%, 14%, 12% and 11% of net accounts receivable at December 31, 2003.

     Allowance for doubtful accounts was $549,000 and $424,000 at September 30, 2004 and December 31, 2003, respectively. Allowance for sales returns was $147,000 and $124,000 at September 30, 2004 and December 31, 2003, respectively.

     Export sales were approximately 17% and 14% of the Company’s net sales for the nine months ended September 30, 2004 and 2003, respectively. The principal international market served by the Company was Europe.

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

     The following tables summarize the Company’s revenues by product line, as well as its revenues by geography (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Power products	$13,100	$8,183	$34,124	$19,486
Handheld hardware products	3,042	912	7,445	7,832
Expansion and docking products	1,647	1,436	5,053	5,221
Accessories and other products	1,019	1,696	2,424	3,973
Technology transfer fees	151	580	608	886

Total revenues	$18,959	$12,807	$49,654	$37,398

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
United States	$16,071	$11,292	$41,078	$32,288
Europe	1,246	1,283	6,014	4,500
All other	1,642	232	2,562	610

	$18,959	$12,807	$49,654	$37,398

(12) Contingencies

     Holmes Lundt, et al., plaintiffs, and Jason Carnahan, et. al., intervenors, v. Mobility Electronics, Inc., Portsmith, Inc., Charles R. Mollo, Joan W. Brubacher, Jeffrey R. Harris, Robert P. Dilworth, Larry M. Carr, William O. Hunt, Jerre L. Stead and Darryl Baker, pending in the District Court of the Fourth Judicial District of Idaho, Ada County, Cause No. CV-0C-0302562D. This lawsuit initially was commenced on April 2, 2003, by Holmes Lundt, former President and CEO of Mobility Idaho, Inc. (formerly Portsmith, Inc.), the Company’s wholly-owned subsidiary, and his wife, but additional plaintiffs were added, and several of the Company’s officers and directors were added as defendants. In their current pleading, the plaintiffs are alleging breach of the Portsmith merger agreement and Mr. Lundt’s employment agreement, wrongful termination of Mr. Lundt, fraudulent misrepresentation, securities fraud, breach of an alleged covenant of good faith and fair dealing, civil conspiracy, and are seeking monetary damages and/or rescission of the Portsmith merger agreement. On February 11, 2004, the court permitted the plaintiffs in the Carnahan suit to intervene in the lawsuit and these intervenors in turn dismissed a separate lawsuit they had commenced on December 30, 2003. In their current pleading, the intervenors assert claims against the Company, Portsmith, Mr. Mollo and Ms. Brubacher, for breach of contract, breach of an alleged covenant of good faith and fair dealing, unjust enrichment, declaratory judgment, fraud, misrepresentation, concealment, breach of fiduciary duty, constructive trust, conversion, and constructive fraud. Intervenors are seeking monetary damages and/or the recovery of unspecified shares of the Company’s common stock. Among other things, plaintiffs and intervenors disputed that the Company appropriately calculated and paid the earn-out consideration called for by the Portsmith merger agreement. The court issued an order on April 15, 2004 granting the Company’s motion for partial summary judgment on this pricing issue, which means that the court agreed that the Company had properly calculated the pricing of the shares issued by the Company in the Portsmith merger. The plaintiffs have filed a motion requesting that the court reconsider its order granting the Company’s motion for partial summary judgment on the pricing issue. The court held a hearing on this motion on October 27, 2004, but has not yet issued its ruling. The remaining claims are still pending and the Company intends to vigorously defend against the claims as well as pursue its own claims against the plaintiffs and intervenors.

     The Company and two of its executive officers have been named as defendants in lawsuits filed between February and April of 2004 and subsequently amended and consolidated in the United States District Court for the District of Arizona. The consolidated lawsuit asserts claims for securities fraud under Sections 10(b), 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, on behalf of a purported class of persons who purchased the Company’s publicly traded securities between September 2, 2003 and January 5, 2004. The complaint generally alleges that various public statements made by defendants were false and misleading when made, and that members of the purported stockholder class suffered damages when the market price of the Company’s common stock declined following disclosure of the information that allegedly had not been previously disclosed. The complaint seeks to proceed on behalf of the alleged class described above, seeks monetary damages in an unspecified amount and seeks recovery of plaintiffs’ costs and attorneys’ fees. The Company filed a motion to dismiss this lawsuit on September 7, 2004, and is currently awaiting a response from the plaintiffs. The Company intends to vigorously defend itself against these claims.

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

     We use our proprietary technology to design and develop products that make mobile electronic devices more efficient and cost effective, thus enabling professionals and consumers more effective use of these mobile electronic devices and the ability to access information more readily. Our products include power, handheld, expansion and docking and accessory products.

     We sell our products to OEMs, private-label resellers, distributors, resellers, retailers and end-users. We have entered into strategic reseller agreements with Kensington and Targus to market and distribute our power products on a private-label basis. We sell to retailers such as RadioShack and through distributors such as Ingram Micro. We also sell directly to end users through our company websites and provide customized solutions to corporate customers. Direct sales to OEMs and private-label resellers accounted for approximately 63% of revenue for the nine months ended September 30, 2004 and 43% of revenue for the nine months ended September 30, 2003. Sales through retailers and distributors accounted for approximately 26% of revenue for the nine months ended September 30, 2004 and 46% of revenue for the nine months ended September 30, 2003. The balance of our revenue during these periods was derived from direct sales to end users. In the future, we expect that we will be dependent upon a relatively small number of customers for a significant portion of our revenue, including most notably Dell, IBM, Ingram Micro, Kensington, Motorola, RadioShack, Symbol and Targus.

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

     Our 2004 development efforts are focused significantly on the development of our family of power adapter products. In particular, we have collaborated with RadioShack to develop and market a line of power adapters, including cigarette lighter adapters, mobile AC adapters, and low power universal AC/DC adapters, specifically designed for the low power mobile electronics device market. Each of these devices incorporates our patented tip technology and the combination AC/DC adapter also allows users to simultaneously charge an ancillary device with our optional DualPowerTM accessory. We are also collaborating with Motorola to develop and market a similar family of power products.

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

     Our recognition of revenue from product sales to distributors, resellers and retailers, or the “distribution channel,” is affected by agreements we have giving certain customers rights to return up to 20% of their prior quarter’s purchases, provided that they place a new order for equal or greater dollar value of the amount returned. We also have agreements with certain customers that allow them to receive credit for subsequent price reductions, or “price protection.” At the time we recognize revenue, upon shipment and transfer of ownership, we reduce our measurements of those sales and the related cost of sales by our estimates of future returns and price protection by recording an allowance for sales returns in the amount of the difference between the sales price and the cost of goods sold as a reduction of accounts receivable. Gross sales to the distribution channel accounted for approximately 26% for the nine months ended September 30, 2004 and 46% of revenue for the nine months ended September 30, 2003.

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

     As a result of our acquisitions of Portsmith, Cutting Edge Software and iGo during 2002, we have recorded additional goodwill of approximately $13.9 million as of September 30, 2004. Goodwill was reduced by approximately $2.0 million as a result of the sale of the assets of Cutting Edge Software during 2004.

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

Results of Operations

     The following table presents certain selected consolidated financial data for the periods indicated expressed as a percentage of total revenue:

	Three months ended		Nine months ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2004	2003	2004	2003
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	69.1%	63.8%	70.2%	65.0%

Gross profit	30.9%	36.2%	29.8%	35.0%

Operating expenses:
Sales and marketing	9.4%	12.7%	9.9%	13.6%
Research and development	6.4%	9.1%	7.9%	8.6%
General and administrative	14.0%	16.6%	15.2%	19.9%

Total operating expenses	29.8%	38.4%	33.0%	42.1%

Income (loss) from continuing operations	1.1%	-2.2%	-3.2%	-7.1%
Other income (expense):
Interest, net	-0.1%	-0.3%	-0.2%	-0.1%
Other, net	0.0%	0.0%	0.0%	0.1%

Income (loss) from continuing operations	1.0%	-2.5%	-3.4%	-7.1%
Loss from discontinued operations	-1.6%	-0.7%	-0.9%	-0.7%

Net loss	-0.6%	-3.2%	-4.3%	-7.8%

Comparison of Three Months Ended September 30, 2004 and 2003

     Revenue. Revenue generally consists of sales of products, net of returns and allowances. To date, our revenues have come predominantly from power adapters, handheld products, expansion and docking products, and accessories. The following table summarizes the year-over-year comparison of our revenue for the periods indicated:

			Increase	Percentage change
			from same period in	from the same period
	Q3 2004	Q3 2003	the prior year	in the prior year
Revenue	$18,959	$12,807	$6,152	48.0%

     The increase in revenue is primarily due to continued sales growth of our family of combination AC/DC, AC only and DC only universal power adapters during the three months ended September 30, 2004. As a result, sales of power products increased by $4.9 million, or 60.1%, to $13.1 million during the three months ended September 30, 2004 as compared to $8.2 million for the three months ended September 30, 2003. Sales of handheld hardware products increased by $2.1 million, or 233.6%, to $3.0 million during the three months ended September 30, 2004 as compared to $912,000 for the three months ended September 30, 2003. These increases are offset by decreases of $1.1 million in sales of accessories and technology transfer fees during the three months ended September 30, 2004 compared to the same period in the prior year.

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

			Increase (decrease)	Percentage change
			from same period in	from the same period
	Q3 2004	Q3 2003	the prior year	in the prior year
Cost of revenue	$13,102	$8,173	$4,929	60.3%
Gross profit	$5,857	$4,634	$1,223	26.4%
Gross margin	30.9%	36.2%	(5.3)%	(14.6)%

     The increase in cost of revenue was due primarily to the 48.0% volume increase in revenue, as well as to shifts in customer mix, product mix and costs associated with the rework of power adapters manufactured for Dell for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. Cost of revenue as a percentage of revenue increased to 69.1% for the three months ended September 30, 2004 from 63.8% for the three months ended September 30, 2003, resulting in decreased gross margin. The decrease in gross profit and corresponding gross margin is primarily attributable to two factors. The first factor is a shift in customer mix. OEM and private label reseller customers accounted for 63% and 41% of revenue for the three months ended September 30, 2004 and 2003, respectively. Sales through retailers and distributors accounted for 27% and 51% of revenue for the three months ended September 30, 2004 and 2003, respectively. Sales to OEMs and private label resellers typically occur at lower price points than sales of comparable product to retailers and distributors. The second factor is a shift in product mix. During the three months ended September 30, 2004, we continued our roll-out of low-wattage power products designed specifically for mobile electronic devices. Sales of a portion of these products typically occur at lower price points than sales of higher-wattage power products.

     Sales and marketing. Sales and marketing expenses generally consist of salaries, commissions and other personnel related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. The following table summarizes the year-over-year comparison of our sales and marketing expenses for the periods indicated:

			Increase	Percentage change
			from same period in	from the same period
	Q3 2004	Q3 2003	the prior year	in the prior year
Sales and marketing	$1,777	$1,623	$154	9.5%

     The increase in sales and marketing expenses primarily resulted from costs associated with recruiting and relocation of sales and marketing personnel. As a percentage of revenue, sales and marketing expenses decreased to 9.4% for the three months ended September 30, 2004 from 12.7% for the three months ended September 30, 2003.

     Research and development. Research and development expenses consist primarily of salaries and personnel-related costs, outside consulting, lab costs and travel related costs of our product development group. The following table summarizes the year-over-year comparison of our research and development expenses for the periods indicated:

			Increase	Percentage change
			from same period in	from the same period
	Q3 2004	Q3 2003	the prior year	in the prior year
Research and development	$1,214	$1,164	$50	4.3%

     The increase in research and development expenses primarily resulted from the continued development of our family of power adapter products. Specifically, during the three months ended September 30, 2004, we increased internal staffing of engineers to position us for continued research and development efforts, resulting in a net increase of personnel related expenses. This increase was partially offset by a reduction in non-recurring engineering expenses during the three months ended September 30, 2004 compared to the same period in the prior year, although we expect to continue to incur non-recurring engineering related expenses in future periods. As a percentage of revenue, research and development expenses decreased to 6.4% for the three months ended September 30, 2004 from 9.1% for the three months ended September 30, 2003.

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

			Increase	Percentage change
			from same period in	from the same period
	Q3 2004	Q3 2003	the prior year	in the prior year
General and administrative	$2,653	$2,131	$522	24.5%

     The increase in general and administrative expenses primarily resulted from legal expenses, principally in connection with the defense of our intellectual property, our defense against a securities class action lawsuit, increased expense for amortization of intangibles, primarily patents and trademarks, directors’ fees, and professional fees related to compliance with Sarbanes-Oxley legislation. General and administrative expenses as a percentage of revenue decreased to 14.0% for the three months ended September 30, 2004 from 16.6% for the three months ended September 30, 2003.

     Income taxes. We have incurred losses from inception to date; therefore, no provision for income taxes was required for the three months ended September 30, 2004 and 2003. Based on historical operating losses and projections for future taxable income, it is more likely than not that we will not fully realize the benefits of the net operating loss carryforwards. Thus, we have not recorded a tax benefit from our net operating loss carryforwards for either of the three months ended September 30, 2004 or September 30, 2003.

Comparison of Nine Months Ended September 30, 2004 and 2003

     Revenue. Revenue generally consists of sales of products, net of returns and allowances. To date, our revenues have come predominantly from power adapters, handheld products, expansion and docking products, and accessories. The following table summarizes the year-over-year comparison of our revenue for the periods indicated:

	Nine months	Nine months
	ended	ended	Increase	Percentage change
	September	September 30,	from same period	from the same period
	30, 2004	2003	in the prior year	in the prior year
Revenue	$49,654	$37,398	$12,256	32.8%

     The increase in revenue is primarily due to continued sales growth of our family of combination AC/DC, AC only and DC only universal power adapters during the nine months ended September 30, 2004. As a result, sales of power products increased by $14.6 million, or 75.1%, to $34.1 million during the nine months ended September 30, 2004 as compared to $19.5 million for the nine months ended September 30, 2003. This increase is offset by a combined decrease of $2.4 million in sales of handheld hardware products, docking and expansion products, accessories and technology transfer fees during the nine months ended September 30, 2004 compared to the same period in the prior year.

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

	Nine months	Nine months
	ended	ended	Increase (decrease)	Percentage change from
	September	September	from same period in	the same period in the
	30, 2004	30, 2003	the prior year	prior year
Cost of revenue	$34,838	$24,325	$10,513	43.2%
Gross profit	$14,816	$13,073	$1,743	13.3%
Gross margin	29.8%	35.0%	(5.2)%	(14.9)%

     The increase in cost of revenue was due primarily to the 32.8% volume increase in revenue, as well as to shifts in customer mix, product mix and inventory write-downs for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. Cost of revenue as a percentage of revenue increased to 70.2% for the nine months ended September 30, 2004 from 65.0% for the nine months ended September 30, 2003, resulting in decreased gross margin. The decrease in gross margin is primarily attributable to three factors. The first factor is a shift in customer mix. OEM and private label reseller customers accounted for 63% and 43% of revenue for the nine months ended September 30, 2004 and 2003, respectively. Sales through retailers and distributors accounted for 26% and 46% of revenue for the nine months ended September 30, 2004 and 2003, respectively. Sales to OEMs and private label resellers typically occur at lower price points than sales of comparable product to retailers and distributors. The second factor is a shift in product mix. For the first time, during the nine months ended September 30, 2004, we commenced sales of low-wattage power products designed specifically for mobile electronic devices. Sales of a portion of these products typically occur at lower price points than sales of higher-wattage power products. The third factor impacting increased cost of revenue and corresponding lower gross profit and gross margin is the impact of write-downs to the value of older inventory, primarily in our handheld products and laptop computer batteries. During the nine months ended September 30, 2004, we recorded an adjustment to cost of revenue in the amount of $929,000, compared to an $80,000 adjustment during the nine months ended September 30, 2003, as a result of reduced marketability of certain of our inventory.

     Sales and marketing. Sales and marketing expenses generally consist of salaries, commissions and other personnel related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. The following table summarizes the year-over-year comparison of our sales and marketing expenses for the periods indicated:

	Nine months	Nine months
	ended	ended	Decrease	Percentage change
	September	September 30,	from same period	from the same period
	30, 2004	2003	in the prior year	in the prior year
Sales and marketing	$4,901	$5,083	$182	3.6%

     The decrease in sales and marketing expenses primarily resulted from a reduction in marketing programs due to our decision to focus our marketing efforts on what we deemed to be the most productive sales channels. As a percentage of revenue, sales and marketing expenses decreased to 9.9% for the nine months ended September 30, 2004 from 13.6% for the nine months ended September 30, 2003.

     Research and development. Research and development expenses consist primarily of salaries and personnel-related costs, outside consulting, lab costs and travel related costs of our product development group. The following table summarizes the year-over-year comparison of our research and development expenses for the periods indicated:

	Nine months	Nine months
	ended	ended	Increase	Percentage change
	September	September 30,	from same period	from the same period
	30, 2004	2003	in the prior year	in the prior year
Research and development	$3,926	$3,226	$700	21.7%

     The increase in research and development expenses primarily resulted from the continued development of our family of power adapter products. Specifically, during the nine months ended September 30, 2004, we invested in research and development on a line of power adapters, including cigarette lighter adapters, mobile AC adapters, and low-power universal AC/DC adapters, specifically designed for the low-power mobile electronics device market. We also invested in research and development of new higher-power adapters specifically designed for portable computers.

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

	Nine months	Nine months
	ended	ended	Increase	Percentage change
	September	September	from same period	from the same period
	30, 2004	30, 2003	in the prior year	in the prior year
General and administrative	$7,568	$7,426	$142	1.9%

     The increase in general and administrative expenses primarily resulted from increased expense for amortization of intangibles, primarily patents and trademarks, directors’ fees, and professional fees related to compliance with Sarbanes-Oxley legislation. These increases are offset by decreases in a combination of other general and administrative expenses. General and administrative expenses as a percentage of revenue decreased to 15.2% for the nine months ended September 30, 2004 from 19.9% for the nine months ended September 30, 2003.

     Income taxes. We have incurred losses from inception to date; therefore, no provision for income taxes was required for the nine months ended September 30, 2004 and 2003. Based on historical operating losses and projections for future taxable income, it is more likely than not that we will not fully realize the benefits of the net operating loss carryforwards. Thus, we have not recorded a tax benefit from our net operating loss carryforwards for either of the nine months ended September 30, 2004 or September 30, 2003.

Operating Outlook

     In the fourth quarter of 2004, we expect total revenue to range between $21 million and $26 million, and diluted earnings per share to range between $0.04 and $0.10. Specifically, revenue from sales of our power products is expected to increase approximately 17% — 50% over the third quarter of 2004, primarily as a result of the following:

•	Increased Targus and RadioShack portable computer power adapter product rollout and penetration, including their launch of new products and expansion in additional retail outlets and in international markets;

•	The expanded market coverage provided by the introduction of EverywherePowerTM 7500, our new higher power AC/DC combination power adapter for portable computers;

•	Continued increases in sales of consumer electronics power adapters through RadioShack, particularly during the holiday season;

•	Launch of new consumer electronics power adapters with Motorola and in new distribution channels; and

•	Continued ramp-up of portable computer power adapter sales through our computer OEM channels.

     Gross margin in the fourth quarter is expected to increase to approximately 33% to 35%, driven primarily by higher sales volumes, a greater mix of high margin consumer electronics power adapters, and the absence of costs associated with the rework of Dell inventory. Operating expenses are expected to be approximately $6.0 million and trend down as a percentage of revenue.

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

Liquidity and Capital Resources

     The following table sets forth for the period presented certain consolidated cash flow information (in thousands):

	Nine Months Ended September 30,
	2004	2003
Net cash used in operating activities	$(611)	$(7,846)
Net cash used in investing activities	(458)	(586)
Net cash provided by financing activities	968	16,650
Foreign currency exchange impact on cash flow	8	74
Net cash provided by discontinued operations	10	55

Increase (decrease) in cash and cash equivalents	$(83)	$8,347

Cash and cash equivalents at beginning of period	$11,024	$3,166

Cash and cash equivalents at end of period	$10,941	$11,513

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

•	Net cash used in operating activities. Cash was used in operating activities for the nine months ended September 30, 2004 primarily to fund operating losses and working capital necessary to support our growing revenue base. Specifically, cash was used to fund accounts receivable growth that resulted from our 32.8% increase in revenues for the nine months ended September 30, 2004 as compared to September 30, 2003. Cash used to fund growth in accounts receivable was offset by growth in accounts payable. In 2004, we expect to generate positive cash flow from operating activities as we expect our operating results to be at or near breakeven with non-cash items and changes in working capital to have a relatively neutral effect on cash flows. Our consolidated cash flow operating metrics are as follows:

	September 30,
	2004	2003
Days outstanding in ending accounts receivable (“DSOs”)	83	95
Inventory turns	6	4

The improvement in DSOs at September 30, 2004 compared to September 30, 2003, is primarily due to the shift in customer mix towards OEMs and private-label resellers, as these customers tend to regularly pay within stated credit terms. We expect DSOs to continue to improve during 2004 and into 2005. Inventory turns at September 30, 2004 improved to 6 turns compared to 4 turns at September 30, 2003. The improvement in inventory turns is primarily due to increased sales during the nine months ended September 30, 2004 without a corresponding increase in inventory. We expect inventory turns to continue to improve during 2004 and into 2005.

•	Net cash used in investing activities. For the nine months ended September 30, 2004, net cash used in investing activities was primarily for the purchase of property and equipment. We anticipate future investment in capital equipment, primarily for tooling equipment to be used in the production of new products.

•	Net cash provided by financing activities. Net cash provided by financing activities for the nine months ended September 30, 2004 was primarily from net proceeds from the exercises of stock options and warrants. Although we expect to generate cash flows from operations sufficient to support our operations, we may issue additional shares of stock in the future to generate cash for growth opportunities.

     As of September 30, 2004, we had approximately $97 million of federal, foreign and state net operating loss carryforwards which expire at various dates. We anticipate that the sale of common stock in our initial public offering coupled with prior sales of common stock will cause an annual limitation on the use of our net operating loss carryforwards pursuant to the change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended. This limitation is expected to have a material effect on the timing of our ability to use the net operating loss carryforward in the future. Additionally, our ability to use the net operating loss carryforward is dependent upon our level of future profitability, which currently cannot be determined.

     Financing Facilities. In July 2004, we amended our $10.0 million bank line of credit. The line bears interest at prime, interest only payments are due monthly, with final payment of interest and principal due on July 31, 2006. The line of credit is secured by all of our assets and subject to financial covenants, with which we were in compliance as of September 30, 2004. We had no outstanding balance against this line of credit as of September 30, 2004. Under the terms of the line, we can borrow up to 80% of eligible accounts receivable. At September 30, 2004, our net borrowing base capacity was $7.3 million.

     Contractual Obligations. In our day-to-day business activities, we incur certain commitments to make future payments under contracts such as operating leases and purchase orders. Maturities under these contracts are set forth in the following table as of September 30, 2004, in thousands:

	Payment due by period
	2004	2005	2006	2007	2008	More than 5 years
Operating lease obligations	$199	$605	$521	$503	$384	$—
Inventory Purchase obligations	15,968	—	—	—	—	—
Other long-term obligations	50	606	193	25	—	—

Totals	$16,217	$1,211	$714	$528	$384	$—

     Off-Balance Sheet Arrangements. We have no off-balance sheet financing arrangements.

     Acquisitions and dispositions. In the past we have made acquisitions of other companies to complement our product offerings and expand our revenue base. In September 2002 we acquired iGo Corporation through one of our wholly owned subsidiaries, iGo Direct Corporation. Certain former officers of iGo Corporation are now seeking potential indemnification claims against iGo Direct Corporation relating to a Securities and Exchange Commission matter involving such individuals (but not involving us) that relates to matters that arose prior to our acquisition of iGo Corporation. We are pursuing coverage under iGo’s directors’ and officers’ liability insurance policy for this potential iGo indemnification matter. In the event this coverage is not received, iGo may be responsible for costs and expenses associated with this matter.

     During the nine months ended September 30, 2004, we sold the assets of our Texas subsidiary for approximately $1.0 million in cash and current receivables, and approximately $2.5 million in notes receivable.

     Our future strategy includes the possible acquisition of other businesses to continue to expand or complement our operations. The magnitude, timing and nature of any future acquisitions will depend on a number of factors, including the availability of suitable acquisition candidates, the negotiation of acceptable terms, our financial capabilities and general economic and business conditions. Financing of future acquisitions would result in the utilization of cash, incurrence of additional debt, or both. Our future strategy may also include the possible disposition of assets that are not considered integral to our business, which would likely result in the generation of cash.

     Liquidity Outlook. Based on our projections, we believe that our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may use our line of credit or seek to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in more dilution to our stockholders. In addition, additional capital resources may not be available to us in amounts or on terms that are acceptable to us.

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

     See “Liquidity and Capital Resources” for further discussion of our financing facilities and capital structure. Market risk, calculated as the potential change in fair value of our cash and cash equivalents and line of credit resulting from a hypothetical 1.0% (100 basis point) change in interest rates, was not material at September 30, 2004.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

     Holmes Lundt, et al., plaintiffs, and Jason Carnahan, et. al., intervenors, v. Mobility Electronics, Inc., Portsmith, Inc., Charles R. Mollo, Joan W. Brubacher, Jeffrey R. Harris, Robert P. Dilworth, Larry M. Carr, William O. Hunt, Jerre L. Stead and Darryl Baker, pending in the District Court of the Fourth Judicial District of Idaho, Ada County, Cause No. CV-0C-0302562D. This lawsuit initially was commenced on April 2, 2003, by Holmes Lundt, former President and CEO of Mobility Idaho, Inc. (formerly Portsmith, Inc.), the Company’s wholly-owned subsidiary, and his wife, but additional plaintiffs were added, and several of the Company’s officers and directors were added as defendants. In their current pleading, the plaintiffs are alleging breach of the Portsmith merger agreement and Mr. Lundt’s employment agreement, wrongful termination of Mr. Lundt, fraudulent misrepresentation, securities fraud, breach of an alleged covenant of good faith and fair dealing, civil conspiracy, and are seeking monetary damages and/or rescission of the Portsmith merger agreement. On February 11, 2004, the court permitted the plaintiffs in the Carnahan suit to intervene in the lawsuit and these intervenors in turn dismissed a separate lawsuit they had commenced on December 30, 2003. In their current pleading, the intervenors assert claims against the Company, Portsmith, Mr. Mollo and Ms. Brubacher, for breach of contract, breach of an alleged covenant of good faith and fair dealing, unjust enrichment, declaratory judgment, fraud, misrepresentation, concealment, breach of fiduciary duty, constructive trust, conversion, and constructive fraud. Intervenors are seeking monetary damages and/or the recovery of unspecified shares of the Company’s common stock. Among other things, plaintiffs and intervenors disputed that the Company appropriately calculated and paid the earn-out consideration called for by the Portsmith merger agreement. The court issued an order on April 15, 2004 granting the Company’s motion for partial summary judgment on this pricing issue, which means that the court agreed that the Company had properly calculated the pricing of the shares issued by the Company in the Portsmith merger. The plaintiffs have filed a motion requesting that the court reconsider its order granting the Company’s motion for partial summary judgment on the pricing issue. The court held a hearing on this motion on October 27, 2004, but has not yet issued its ruling. The remaining claims are still pending and the Company intends to vigorously defend against the claims as well as pursue its own claims against the plaintiffs and intervenors.

     The Company and two of its executive officers have been named as defendants in lawsuits filed between February and April of 2004 and subsequently amended and consolidated in the United States District Court for the District of Arizona. The consolidated lawsuit asserts claims for securities fraud under Sections 10(b), 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, on behalf of a purported class of persons who purchased the Company’s publicly traded securities between September 2, 2003 and January 5, 2004. The complaint generally alleges that various public statements made by defendants were false and misleading when made, and that members of the purported stockholder class suffered damages when the market price of the Company’s common stock declined following disclosure of the information that allegedly had not been previously disclosed. The complaint seeks to proceed on behalf of the alleged class described above, seeks monetary damages in an unspecified amount and seeks recovery of plaintiffs’ costs and attorneys’ fees. The Company filed a motion to dismiss this lawsuit on September 7, 2004, and is currently awaiting a response from the plaintiffs. The Company intends to vigorously defend itself against these claims.

     On May 7, 2004, the Company filed separate complaints with the International Trade Commission (the “ITC”) in Washington, DC and the United States District Court for the Eastern District of Texas against Formosa Electronic Industries, Inc., Micro Innovations Corp. and SPS, Inc. On July 13, 2004, the Company filed an amended complaint with the United States District Court for the Eastern District of Texas to add Sakar International Inc. and Worldwide Marketing Ltd. as parties to the federal district court action. With the exception of Formosa, the Company subsequently reached favorable settlements with each of the other defendants and dismissed them from both the ITC and federal district court actions. In addition, the Company subsequently and voluntarily terminated its ITC action against Formosa and is instead aggressively pursuing all of its claims against Formosa through the federal district court action in the United States District Court for the Eastern District of Texas. The Company’s complaint against Formosa alleges infringement of one or more of U.S. Patent Nos. 5,347,211, 6,064,177, 6,650,560, and 6,700,808 owned by the Company. The Company, through the federal district court action, seeks to enjoin Formosa from further infringement of these patents and compensatory and treble damages for willful infringement of these patents. The Company intends to vigorously pursue its claims in this action.

     On August 26, 2004, the Company and iGo Direct Corporation, the Company’s wholly owned subsidiary, filed a complaint against Twin City Fire Insurance Co. in the United States District Court for the District of Nevada. The complaint alleges breach of contract in connection with Twin City’s refusal to reimburse iGo, under director and liability insurance policies issued to iGo by Twin City, for fees and expenses incurred in connection with the defense of certain former officers of iGo relating to a Securities and Exchange Commission matter that arose prior to the Company’s acquisition of iGo Corporation in September 2002. Twin City filed an answer to this complaint on September 20, 2004. The court has not yet set a date for trial. The Company and iGo intend to vigorously pursue their claims in this action.

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

(b) Reports on Form 8-K:

We filed the following reports on Form 8-K during the quarter ended September 30, 2004:

•	Form 8-K dated July 29, 2004 furnishing under Items 7 and 12, our press release, dated July 29, 2004, announcing our results of operations for the three and six months ended June 30, 2004.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILITY ELECTRONICS, INC.

Dated: November 5, 2004	By:	/s/ Charles R. Mollo

Charles R. Mollo
President, Chief Executive Officer
and Chairman of the Board
(Principal Executive Officer)

	By:	/s/ Joan W. Brubacher

Joan W. Brubacher
Executive Vice President and Chief Financial Officer
and Authorized Officer of Registrant
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger dated October 2, 2000, by and among the Company, Mesa Ridge Technologies, Inc. d/b/a MAGMA and the stockholders of MAGMA (1)***

2.2	Agreement and Plan of Merger dated as of February 20, 2002, by and among Portsmith, Inc., certain holders of the outstanding capital stock of Portsmith, Mobility Electronics, Inc. and Mobility Europe Holdings, Inc. (2)***

2.3	Agreement and Plan of Merger dated March 23, 2002, by and among Mobility Electronics, Inc., iGo Corporation and IGOC Acquisition (2)***

2.4	Agreement and Plan of Merger by and among Cutting Edge Software, Inc., Jeff Musa, Mobility Electronics, Inc. and CES Acquisition, Inc. dated August 20, 2002 (3)***

2.5	Agreement and Plan of Merger among Cutting Edge Software, Inc. and CES II Acquisition, Inc. dated August 21, 2002 (4)***

3.1	Certificate of Incorporation of the Company (5)

3.2	Articles of Amendment to the Certificate of Incorporation of the Company dated as of June 17, 1997 (6)

3.3	Articles of Amendment to the Certificate of Incorporation of the Company dated as of September 10, 1997 (5)

3.4	Articles of Amendment to the Certificate of Incorporation of the Company dated as of July 20, 1998 (5)

3.5	Articles of Amendment to the Certificate of Incorporation of the Company dated as of February 3, 2000 (5)

3.6	Articles of Amendment to the Certificate of Incorporation of the Company dated as of June 30, 2000 (6)

3.7	Certificate of Designations, Preferences, Rights and Limitations of Series C Preferred Stock (5)

3.8	Certificate of the Designations, Preferences, Rights and Limitations of Series D Preferred Stock (7)

3.9	Certificate of the Designations, Preferences, Rights and Limitations of Series E Preferred Stock of Mobility Electronics, Inc. (8)

3.10	Certificate of the Designations, Preferences, Rights and Limitations of Series F Preferred Stock of Mobility Electronics, Inc. (8)

3.11	Certificate of Designations, Preferences, Rights and Limitations of Series G Junior Participating Preferred Stock of Mobility Electronics, Inc. (9)

3.12	Amended and Restated Bylaws of the Company (5)

4.1	Specimen of Common Stock Certificate (10)

4.2	Form of Warrant to Purchase Shares of common stock of the Company used with the Series C Preferred Stock Private Placements (6)**

4.3	Form of Series C Preferred Stock Purchase Agreement used in 1998 and 1999 Private Placements (5)**

4.4	Form of Series C Preferred Stock and Warrant Purchase Agreement used in 1999 and 2000 Private Placements (5)**

4.5	Form of Warrant to Purchase common stock of the Company issued to certain holders in connection with the Contribution and Indemnification Agreement by and among Janice L. Breeze, Jeffrey S. Doss, Charles S. Mollo, Cameron Wilson, the Company and certain Stockholders of the Company, dated November 2, 1999 (7)**

4.6	Form of Series E Preferred Stock and Warrant Purchase Agreement (8)**

4.7	Form of Series F Preferred Stock and Warrant Purchase Agreement (8)**

4.8	Form of Warrant issued to purchasers of Series E Stock (8)

4.9	Form of Warrant issued to purchasers of Series F Stock (8)

4.10	Rights Agreement between the Company and Computershare Trust Company, dated June 11, 2003 (9)

4.11	Form of Common Stock Purchase Agreement relating to private placement completed August 29, 2003.**(11)

4.12	Form of Warrant to Purchase Common Stock of the Company issued to Silicon Valley Bank on September 3, 2003.(12)

Exhibit Number	Description of Document
10.1	Amendment to Loan Documents by and between Silicon Valley Bank, the Company and certain of its subsidiaries, dated as of July 31, 2004.*

10.2	Third Amendment to Lease Agreement by and between the Company and Mountain Valley Community Church, effective as of October 6, 2004.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

**	Each of these agreements is identical in all material respects except for the Purchasers.

(1)	Previously filed as an exhibit to Current Report on Form 8-K dated October 17, 2000.

(2)	Previously filed as an exhibit to Form 10-K for the year ended December 31, 2001.

(3)	Previously filed as an exhibit to Registration Statement No. 333-99845 on Form S-3 dated September 19, 2002.

(4)	Previously filed as an exhibit to Form 10-K for the year ended December 31, 2002.

(5)	Previously filed as an exhibit to Registration Statement No. 333-116182 dated June 4, 2004.

(6)	Previously filed as an exhibit to Amendment No. 2 to Registration Statement No. 333-30264 on Form S-1 dated May 4, 2000.

(7)	Previously filed as an exhibit to Amendment No. 1 to Registration Statement No. 333-30264 on Form S-1 dated March 28, 2000.

(8)	Previously filed as an exhibit to Current Report on Form 8-K filed on January 14, 2003.

(9)	Previously filed as an exhibit to Current Report on Form 8-K filed on June 19, 2003.

(10)	Previously filed as an exhibit to Amendment No. 3 to Registration Statement No. 333-30264 on Form S-1 dated May 18, 2000.

(11)	Previously filed as an exhibit to Registration Statement No. 333-108623 on Form S-3 filed on September 9, 2003.

(12)	Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2003.

     All other schedules and exhibits are omitted because they are not applicable or because the required information is contained in the Financial Statements or Notes thereto.