Form 10-K
period 2004-12-31
MOBILITY ELECTRONICS INC
filed 2005-03-11
CIK 1075656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

(Title of Class)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑       No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2004) was approximately $216 million. Shares of voting stock held by each officer and director and by each person who owns 10% or more of the registrant’s outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant does not have any outstanding shares of non-voting common equity.

There were 28,683,169 shares of the registrant’s common stock issued and outstanding as of March 1, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 24, 2005 are incorporated by reference into Part II and Part III of this Form 10-K.

MOBILITY ELECTRONICS, INC.
FORM 10-K

DISCLOSURE CONCERNING FORWARD-LOOKING STATEMENTS

     Certain statements contained in this report constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “expect,” “anticipate” and other similar statements of expectations identify forward-looking statements. Forward-looking statements in this report include expectations regarding our anticipated revenue, gross margin, and related expenses for 2005; the availability of cash and liquidity; expectations of industry trends; beliefs relating to our distribution capabilities and brand identity; expectations regarding new product introductions; the anticipated strength of our patent portfolio; and our expectations regarding the outcome and anticipated impact of various litigation proceedings in which we are involved. These forward-looking statements are based largely on management’s expectations and involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include those discussed herein under the heading “Risk Factors” and those set forth in other reports that we file with the Securities and Exchange Commission. Additional factors that could cause actual results to differ materially from those expressed in these forward-looking statements include, among others, the following:

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

     We have created a broad base of branded and private-label products that focus on providing power, enhancing handheld devices and expanding peripheral computer interface (PCI) capabilities. We primarily sell our products through OEMs such as International Business Machines Corporation (IBM), Dell Inc., and Symbol Technologies, Inc; private-label resellers such as Kensington Technology Group and Targus Group International; distributors such as Ingram Micro Inc.; retailers such as RadioShack Corporation; resellers such as CDW Corporation; and directly to end users through our iGo® brand website, www.igo.com.

     Our power products, marketed either under a private-label or our iGo brand, include our range of AC, DC and combination AC/DC universal power adapters. Our combination AC/DC power adapters allow users to charge a variety of their electronic devices from AC power sources located in a home, office or hotel room as well as DC power sources located in automobiles, planes and trains. Each of these adapters utilizes our patented intelligent tip technology, which allows the use of a single power adapter with interchangeable tips to charge a variety of mobile electronic devices, including portable computers, mobile phones, smartphones, PDAs, and other handheld devices. When our power adapters are combined with our optional iGo DualPower™ accessory, the user can also simultaneously charge multiple mobile electronic devices.

     Our other key product categories are handheld connectivity, and expansion and docking products. Our handheld connectivity products consist of charging cradles for handheld devices that allow users to have a direct connection to a network environment. Our expansion and docking products include devices designed to increase the storage capacity and computing capability of portable, desktop or server computers.

     We believe our competitive advantages include our extensive intellectual property portfolio, the innovative designs and multi-function capabilities of our products, and our broad OEM, private-label reseller and distribution relationships. For example, our family of power products is gaining wide market acceptance and represented a significant component of our revenue growth in 2003 and 2004. We intend to continue developing and marketing innovative products and solutions for the mobile electronic device user.

     We were incorporated in Delaware in August 1996, and our headquarters are in Scottsdale, Arizona. The mailing address of our headquarters is 17800 N. Perimeter Dr., Suite 200, Scottsdale, Arizona 85255, and our telephone number at that location is (480) 596-0061. Our Website is www.mobilityelectronics.com. Through a link on the Investor Relations section of our Website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”): our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings are available free of charge.

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

     Market for Our Products. Our products support mobile electronic devices in several market categories.

•	Mobile Phone Market. According to IDC, the worldwide market for mobile phones is expected to grow at a compounded annual growth rate, or CAGR, of about 5% from approximately 629 million units in 2004 to about 760 million units in 2008. The U.S. market is expected to decline slightly from about 133 million units in 2004 to about 121 million units in 2008.

•	Smart Handheld Device Market. According to IDC, the worldwide market for smart handheld devices, which includes smartphones, PDAs, and other handheld devices, is expected to grow at a CAGR of about 48% from approximately 29 million units in 2004 to about 139 million units in 2008 and the U.S. market for smart handheld devices is expected to grow at a CAGR of about 45% from approximately 9 million units in 2004 to about 38 million units by 2008.

•	Portable Computer Market. According to IDC, the worldwide market for portable computers is expected to grow at a CAGR of about 17% from approximately 49 million units in 2004 to about 91 million units in 2008. The U.S. market is expected to grow at a CAGR of about 22% from approximately 17 million units in 2004 to about 36 million units in 2008. We expect these trends to continue.

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

however, these mobile devices have limited battery life, which results in the need to frequently connect to a power source to operate the device or recharge the battery. A number of factors limit the efficient use and charging of these devices:

–	Most power adapters are compatible with either AC-only power sources located in places such as a home, office or hotel room, or DC-only power sources such as those located in automobiles, planes, and trains;

–	The majority of power adapters are model-specific requiring a mobile user to carry a dedicated power adapter for each device;

–	Mobile electronic devices are generally packaged with only one power adapter, forcing many users to purchase additional power adapters for convenience and ease of use; and

–	Mobile electronic device users tend to carry multiple devices and at times only one power source is available, such as an automobile’s cigarette lighter, limiting a user’s ability to recharge multiple devices.

Mobile electronic device users, who usually have limited available space in their briefcase or luggage, desire solutions that make their mobile experience more convenient. We believe this creates the need for universal power adapters that have the ability to simultaneously charge multiple mobile electronic devices.

•	Handheld Connectivity. Handheld devices continue to face challenges with respect to their ability to interface directly with a network and across various software operating systems. Traditional handheld connectivity devices, known as cradles, offer limited options to communicate with networks, computer peripherals and display devices without the presence of a portable or desktop computer. We believe the need exists for solutions to address the connectivity problems associated with handheld devices.

•	Expansion and Docking. PCI slots are commonly used to expand and extend computing capabilities. Computer manufacturers only provide a limited number of PCI slots in their products, limiting the space available to add additional PCI cards. In addition to expanding PCI slots, portable computer users also often wish to connect to external devices when using their portable computers in a fixed setting. We believe this provides an opportunity for solutions that conveniently and efficiently expand the availability of PCI slots and provide a one-step procedure to connect external devices to portable computers.

Our Solutions

     We focus on providing a broad range of solutions that satisfy the overall needs of the mobile electronic device user. Our power, handheld connectivity and expansion and docking solutions each address particular challenges as follows:

     Power. Our innovative power solutions eliminate the need for mobile electronic device users to carry multiple power adapters to operate and charge their devices. Our AC/DC combination power adapters work with any available power source, including the AC wall outlet in a home, office or hotel room, or the DC cigarette lighter plug in an automobile, airplane, or train. Our patented intelligent tip technology allows a user to carry a few lightweight interchangeable tips in combination with a single adapter to charge a variety of devices, including a substantial portion of the portable computers, mobile phones, smartphones, PDAs, and other mobile electronic devices currently in the market. Further, device users can simultaneously charge multiple devices by using a single adapter and our appropriate intelligent tips with our optional DualPower accessory.

     Handheld Connectivity. Our handheld products consist of cradles for handheld devices that provide connectivity to a network without the need for a computer and are particularly beneficial where handheld devices are the user’s primary computing device. Uses include inventory management, logistics and pharmaceutical field trials. We believe that our handheld connectivity products effectively fill gaps in the offering of the leading handheld device OEMs.

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

     Establish itipTM Standard. Our patented intelligent tip technology allows a user to carry a few lightweight interchangeable tips in combination with a single adapter to charge a variety of mobile electronic devices. Our strategy is to establish a standard based on this technology in combination with our proprietary tip architecture under the brand name “itips.” We intend to recruit a broad base of mobile electronic device OEMs, wireless carriers, retailers, and distributors to proliferate this itip standard.

     Leverage Our Strategic Relationships. During 2004 and early in 2005, we entered into strategic relationships with RadioShack, Motorola, Kensington, Targus and Energizer to private-label and distribute our existing products and, in some instances, co-develop next generation products. We expect that these relationships will significantly increase the availability and exposure of our products, particularly among large national and international retailers and wireless carriers.

     Expand Our OEM Relationships. We have relationships with original equipment manufacturers, or OEMs such as IBM, Dell, and Symbol, where we provide branded and private-label products for a broad range of end-market applications. We intend to continue to expand and strengthen our relationships by designing and manufacturing high quality products to meet the exacting specifications required by our OEM customers.

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

     Power. We offer a range of universal AC, DC and combination AC/DC power adapters that are designed for use with portable computers, as well as a variety of other mobile electronic devices, including mobile phones, smartphones, PDAs, digital cameras, camcorders, MP3 players, and portable game consoles.

•	Portable Computer Power Products. Since inception, we have sold a variety of power products designed for use with portable computers. In early 2003, we introduced our first combination AC/DC universal power adapter, commonly referred to as JuiceTM, which is designed to power portable computers and works with any available power source, including the AC wall outlet in a home, office or hotel room, or the DC cigarette lighter plug in an automobile, airplane or train. In addition, we offer a range of DC-only power adapters, more commonly known as auto/air adapters, and a range of AC-only power adapters. This family of portable computer power adapters utilizes our patented intelligent and interchangeable tip technology which allows a single power adapter to plug into a substantial portion of the portable computers in the market. When our portable computer power adapters are combined with our optional DualPower accessory, the user can simultaneously charge multiple mobile electronic devices, including mobile phones, smartphones, PDAs, digital cameras, camcorders, MP3 players, and portable game consoles, eliminating the need to carry multiple charging adapters. Sales of our portable computer power products represented approximately 63%, 55% and 26% of our total revenue for the years ended December 31, 2004, 2003 and 2002, respectively.

•	Other Mobile Electronic Device Power Products. During 2004, we introduced our first power adapters designed for use with mobile electronic products with power requirements lower than portable computers, such as mobile phones, smartphones, PDAs, digital cameras, camcorders, MP3 players, and portable game consoles. These products include a range of DC cigarette lighter adapters, AC mobile adapters, and combination AC/DC adapters. This family of power adapters also utilizes our patented intelligent and interchangeable tip technology which allows a single power adapter to plug into a substantial portion of mobile electronic devices other than portable computers. When combined with our optional DualPower accessory, the user of these power adapters can simultaneously charge multiple mobile electronic devices. Sales of these power adapters represented approximately 7% of our total revenue for the year ended December 31, 2004.

     Handheld Connectivity. We produce innovative cradles for handheld devices that provide a charging station and direct network connectivity eliminating the need for first connecting to a desktop or portable computer. These cradles enable the use of handheld devices in applications such as inventory management, logistics and pharmaceutical field trials. Our handheld connectivity products also include our Pitch™ product, which allows a user to connect a handheld device to various peripheral devices such as keyboards, mice, and video displays. Pitch also allows a user to conduct presentations directly from a smartphone or PDA, allowing professionals who regularly conduct presentations to use a light-weight handheld device instead of their portable computer. Sales of handheld connectivity products represented approximately 15%, 19% and 30% of our total revenue for the years ended December 31, 2004, 2003 and 2002, respectively.

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

     Our family of PCI expansion products also provides users of PCI-based systems the portability, flexibility and performance needed for high-end computing applications. We provide these products to a range of industries, including audio/video editing, test and measurement, industrial automation, broadcast, telephony and others that can now have scalable systems that could not previously be used in mobile settings because of system limitations. Sales of expansion and docking products represented approximately 10%, 13% and 22% of our total revenue for the years ended December 31, 2004, 2003 and 2002, respectively.

     Accessories. In addition to our other products, we market a number of mobile device accessories such as port replicators, monitor stands, mobile phone accessories and portable computer stands. Sales of accessories and other products represented approximately 5%, 10% and 20% of our total revenue for the years ended December 31, 2004, 2003 and 2002, respectively.

Sales and Marketing

     We market and sell our products on a worldwide basis to OEMs, private-label resellers, distributors, resellers, retailers and direct to end users through our iGo website. Our OEM and private-label reseller sales organization is primarily aligned along our core product lines: power, handheld connectivity and expansion and docking. In addition, our distribution channel sales team focuses on selling our iGo branded products throughout North America, Europe and Asia Pacific.

     Our total global revenue consisted of the following regional results: North American sales of $57.6 million, or 82.1% of our consolidated revenue; European sales of $7.9 million, or 11.2% of our consolidated revenue; and Asia Pacific sales of $4.5 million, or 6.5% of our consolidated revenue.

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

Customers

     We sell to OEMs, private-label resellers, distributors, resellers, retailers and directly to end users through our iGo website. Our customers include:

OEM/Private Label Resellers	Retailers / Distributors
Dell	Brookstone, Inc.
Digidesign, a division of Avid Technologies, Inc.	CDW
IBM	Ingram Micro
Kensington	Insight[1]
Motorola	RadioShack
Sun Microsystems, Inc.
Symbol
Targus

[1] This customer purchases from us through a distributor.

     As a group, the OEMs and private-label resellers, and distributors and retailers listed in the table above accounted for 59% and 24%, respectively, of revenue for the year ended December 31, 2004, compared to 33% and 29% for the year ended December 31, 2003. Our distributors sell a wide range of our products to value-added resellers, system integrators, cataloguers, major retail outlets and certain OEM fulfillment outlets worldwide.

     We have entered into strategic relationships with RadioShack, Motorola, Kensington, Targus and Energizer to private-label our existing products and co-develop next generation products. We expect that these relationships will increase the availability and exposure of our products, particularly among large national and international electronics and office products retailers.

     Symbol, which purchases serial and modem cradles for handheld devices, accounted for 10% of our revenue for the year ended December 31, 2004. RadioShack, a retailer of consumer electronic devices, accounted for 18% of our revenue for the year ended December 31, 2004. Targus, which is a private-label reseller of mobile electronic devices, accounted for 24% of our revenue for the year ended December 31, 2004. No other customer accounted for greater than 10% of sales for the year ended December 31, 2004.

     As is generally the practice in our industry, a portion of our sales to distributors and resellers is generally under terms that provide for certain stock balancing return privileges and price protection. Accordingly, we make a provision for estimated sales returns and other allowances related to those sales. Returns, which are netted against our reported revenue, were approximately 2% of revenue for the year ended December 31, 2004 and 4% for the year ended December 31, 2003.

Backlog

     Our backlog at January 13, 2005 was approximately $4.6 million, compared with backlog of approximately $2.0 million at January 11, 2004. Backlog includes orders confirmed with a purchase order for products scheduled to be shipped within 90 days to customers with approved credit status. Because of the generally short cycle between order and shipment and occasional customer changes in delivery schedules or cancellation of orders (which are made without significant penalty), we do not believe that our backlog, as of any particular date, is necessarily indicative of actual net sales for any future period.

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

     As of December 31, 2004, our research and development group consisted of 33 people who are responsible for hardware and software design, test and quality assurance. Electrical design services are provided to us by several of our outsource partners under the supervision of our in-house research and development group. Amounts spent on research and development for the years ended December 31, 2004, 2003 and 2002 were $4.9 million, $4.3 million, and $5.0 million, respectively.

Manufacturing and Logistics

     In order to manufacture our products cost-effectively, we have implemented a strategy to outsource substantially all of the manufacturing services for our products. Our internal activities are focused on design, low-volume manufacturing and quality testing and our outsourced manufacturing providers are focused on high-volume manufacturing and logistics.

     Hipro Electronics Co., Ltd., Tandy RadioShack Ltd. and Phihong Technology Co., Ltd. currently manufacture our family of universal power adapter products. Hipro and Phihong are based in Taiwan and Tandy RadioShack is based in China. In addition to providing manufacturing services, each of these companies also provide us with design and development services. In contrast, we focus our internal manufacturing activity on our expansion products, which are low-volume products that require custom engineering support.

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

     Our power products primarily compete with products offered by low-cost manufacturers of model-specific adapters and specialized third party mobile computing accessory companies, including American Power Conversion, Belkin, Comarco, Lind, and RRC Power Solutions. In addition, we compete with the internal design efforts of our OEM and non-OEM customers. Our handheld connectivity products generally compete with products offered by specialized third party accessory companies. Our expansion products primarily compete with products offered by SBS Communications.

Proprietary Rights

     We primarily rely on a combination of patent protection, copyright and trademark laws, trade secrets, nondisclosure agreements and technical measures to protect our proprietary rights. We file domestic and foreign patent applications to protect our technological position and new product development. As of March 1, 2005 we held 40 U.S. patents and 36 foreign patents and had 144 patents pending.

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

Employees

     As of December 31, 2004, we had 137 full-time employees, 136 who are located in the United States and 1 who is located in Europe, including 32 employed in operations, 33 in engineering, 43 in sales and marketing and 29 in administration. We engage temporary employees from time to time to augment our full time employees, generally in operations. None of our employees are covered by a collective bargaining agreement. We believe we have good relationships with our employees.

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

EXECUTIVE OFFICERS OF THE COMPANY

     The following table shows the name, age and position of each of our executive officers as of March 1, 2005:

Name	Age	Position
Charles R. Mollo.	53	President, Chief Executive Officer and Chairman of the Board
Joan W. Brubacher.	51	Executive Vice President, Chief Financial Officer and Treasurer
Timothy S. Jeffries	42	Executive Vice President and Chief Operating Officer

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

     Joan W. Brubacher began working for us in 1998 as our Senior Financial Analyst, was appointed Controller in 1999 and promoted to Vice President in 2000. She was appointed to the position of Vice President and Chief Financial Officer in 2001 and Executive Vice President and Chief Financial Officer in 2002. Prior to joining us, Ms. Brubacher served as Chief Financial Officer for Phase Laser Systems, Inc., an electronics development/manufacturing firm. Previously, she served as Chief Financial Officer and subsequently as Chief Operating Officer for Laserex, Inc., a laser pointer manufacturing company. Ms. Brubacher began her career with the international public accounting firm Ernst & Whinney (now Ernst & Young) and holds a bachelor’s degree in Business Administration with concentration in Accounting from Kansas State University.

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

     We have experienced significant operating losses since inception and, as of December 31, 2004, have an accumulated deficit of $105.3 million. We intend to make expenditures, specifically in research and development, on an ongoing basis, primarily from cash generated from operations and possibly, if available, from lines of credit, as we develop and introduce new products and expand into new markets. If we do not achieve revenue growth sufficient to absorb our planned expenses, we will experience additional losses in future periods. In addition, there can be no assurance that we will achieve or sustain profitability.

     Our future success is dependent on market acceptance of our power products. If acceptance of these products does not continue to grow, we will be unable to increase or sustain our revenue, and our business will be severely harmed. If we do not gain market acceptance of our products and technology, we will be unable to achieve anticipated revenue or maintain revenue.

     If we do not achieve widespread market acceptance of our power products and technology, we may not maintain our existing revenue or achieve anticipated revenue. For example, we currently derive a material portion of our revenue from the sale of our power adapter products. These universal power adapters represent a relatively new product category in the mobile electronics industry. We anticipate that a material portion of our revenue in the foreseeable future will be derived from our family of universal power products and similar power products in this relatively new market category that we are currently developing or plan to develop. We can give no assurance that this market category will develop sufficiently to cover our expenses and costs or that we will be able to develop similar power products. Moreover, our power products may not achieve widespread market acceptance if:

•	we fail to complete development of these products in a timely manner;

•	we fail to achieve the performance criteria required of these products by our customers; or

•	competitors introduce similar or superior products.

     In addition, the retail version of our universal power adapter products includes a feature that allows a single version of these products to be used with almost any mobile electronic device. If mobile electronic device manufacturers choose to design and manufacture their products in such a way as to limit the use of universal devices with their devices, it could reduce the applicability of a universal power adapter product and limit market acceptance of our power products at the retail level.

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

     Our operating results have fluctuated in the past, and may continue to fluctuate in the future. It is likely that in some future quarter or quarters our operating results will be below the expectations of securities analysts and investors. If this happens, the market price for our common stock may decline significantly. The factors that may cause our operating results to fall short of expectations include:

•	the timing of our new product and technology introductions and product enhancements relative to our competitors or changes in our or our competitors’ pricing policies;

•	market acceptance of our power, handheld connectivity, and expansion and docking products;

•	the size and timing of customer orders;

•	delay or failure to fulfill orders for our products on a timely basis;

•	distribution of or changes in our revenue among OEMs, private-label resellers and distribution partners;

•	our inability to accurately forecast our contract manufacturing needs;

•	difficulties with new product production implementation or supply chain;

•	our suppliers’ ability to perform under their contracts with us;

•	product defects and other product quality problems which may result from the development of new products;

•	the degree and rate of growth of the markets in which we compete and the accompanying demand for our products;

•	our ability to expand our internal and external sales forces and build the required infrastructure to meet anticipated growth; and

•	seasonality of sales.

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

     We have historically derived a substantial portion of our revenue from a relatively small number of customers. Our five largest customers comprised 69% of our revenue for the year ended December 31, 2004. These customers typically do not have minimum purchase requirements and can stop purchasing our products at any time or with very short notice. In addition, most customer agreements are short term and non-exclusive and provide for purchases on a purchase order basis. We expect that a small number of customers will continue to represent a substantial percentage of our sales.

     For example, RadioShack accounted for 18% of our revenue and Targus accounted for 24% of our revenue for the year ended December 31, 2004. In the event RadioShack, Targus or any of our other major customers reduce, delay or cancel orders with us, and we are not able to sell our products to new customers at comparable levels, our revenue could decline significantly. In addition, any difficulty in collecting amounts due from one or more key customers would negatively impact our result of operations.

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

     We have entered into relationships with Targus and Kensington to sell our power products on a private-label basis. Our relationships with strategic private-label resellers are critical to our success and the failure of these private-label resellers to purchase, and successfully market and distribute our products will limit our success and the market acceptance of our relatively new family of universal power adapters. For example, during 2004, Kensington decided to distribute products manufactured by a competitor in addition to our family of power products, which could limit end-user access to our products. In the event private-label resellers discontinue the sale of our power products or are unsuccessful in marketing and distributing our products, our revenue will suffer which could have a negative impact on the price of our common stock.

     Under the terms of our agreements with Kensington and Targus, our direct access to certain U.S. markets has been limited. Also, our Targus agreement provides that we may not enter into any more than two broad-based distribution agreements. Accordingly, our success will depend in part upon Kensington and Targus’ ability and willingness to effectively and widely distribute and market our products. For example, because the Targus distribution chain includes large retailers such as Best Buy, we are precluded from distributing to retailers such as this directly. If Kensington and Targus do not purchase the volume of products that we anticipate, our results of operations will suffer.

     Success of our relationship with private-label resellers, such as Kensington and Targus, will also depend in part upon their success in marketing and selling our products on a private-label basis outside of the United States. The international sales by our private-label resellers are subject to a number of risks that could limit sales of our products. These risks include:

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

     Hipro Electronics Company, Ltd., for example, is currently the exclusive manufacturer of our specific Juice product. Our agreement with Hipro does not permit us to second source this Juice product from any other manufacturer. In addition, Hipro manufactures our products on a purchase order basis and does not dedicate manufacturing capacity to us. Any disruption in our relationship with Hipro and/or the inability of Hipro to meet our manufacturing needs for this Juice product could harm our business. In order to replace Hipro we would have to identify and qualify an alternative supplier. This process could take several months to complete and would significantly impair our ability to fulfill customer orders. Similarly, we may encounter these same issues with respect to other products manufactured for us by Hipro, as well as with respect to other products manufactured for us by Tandy RadioShack, Phihong and others.

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

     We typically enter into confidentiality, noncompete or invention assignment agreements with our key employees, distributors, customers and potential customers, and limit access to, and distribution of, our product design documentation and other proprietary information. There can be no assurance that our confidentiality agreements, confidentiality procedures, noncompetition agreements or other factors will be adequate to deter misappropriation or independent third-party development of our technology or to prevent an unauthorized third party from obtaining or using information that we regard as proprietary. We have recently begun to aggressively pursue the protection of our intellectual property rights, including filing a lawsuit in the Eastern District of Texas alleging that Formosa Electronics, Co. Ltd., a foreign manufacturer of power adapters, is infringing one or more of our patents. Litigation efforts such as these have been, and will in the future be, necessary to defend our intellectual property rights, both for our power and expansion technology, and will likely result in substantial cost to, and divisions of efforts by, us.

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

     There can be no assurance that our competitors will not independently develop technology similar to existing proprietary rights of others. We expect that our products will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. There can be no assurance that third parties will not assert infringement claims against us in the future or, if infringement claims are asserted, that such claims will be resolved in our favor. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms favorable to us, if at all. In addition, litigation may be necessary in the future to protect our trade secrets or other intellectual property rights, or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources. For example, in 2003 we settled a lawsuit with Comarco, Inc. in which each party made patent infringement claims against the other. We incurred significant costs in the lawsuit and devoted substantial time and efforts of certain employees and members of management to this lawsuit.

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

     In the past, some of our customers have returned products to us because the product did not meet their expectations, specifications and requirements. These returns were 2% of revenue for the year ended December 31, 2004 and 4% of revenue for the year ended December 31, 2003. It is likely that we will experience some level of returns in the future and, as our business grows, this level may be more difficult to estimate. A portion of our sales to distributors is generally under terms that provide for certain stock balancing privileges. Under the stock balancing programs, some distributors are permitted to return up to 15% of their prior quarter’s purchases, provided that they place a new order for equal or greater dollar value of the amount returned. We have not historically experienced significant stock balance returns.

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

     A number of our products are based on new technology and the designs are complex. As such, they may contain undetected errors or performance problems, particularly during new or enhanced product launches. Despite product testing prior to introduction, our products have in the past, on occasion, contained errors that were discovered after commercial introduction. For example, in 2004, after the commercial introduction of a power adapter that we manufactured for Dell, we encountered a design defect that required us to complete a field rework of previously produced units, provide proper usage guidelines and make permanent changes for future production. Errors or performance problems such as this may also be discovered in the future. Any future defects discovered after shipment of our products could result in loss of sales, delays in market acceptance or product returns and warranty costs. We attempt to make adequate allowance in our new product release schedule for testing of product performance. Because of the complexity of our products, however, our release of new products may be postponed should test results indicate the need for redesign and retesting, or should we elect to add product enhancements in response to customer feedback. In addition, third-party products, upon which our products are dependent, may contain defects which could reduce or undermine the performance of our products and adversely affect our operating results.

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

     The market for mobile electronic devices in general is intensely competitive, subject to rapid changes and sensitive to new product introductions or enhancements and marketing efforts by industry participants. We expect to experience significant and increasing levels of competition in the future. There can be no assurance that we can maintain our competitive position against current or potential competitors, especially those with greater financial, marketing, service, support, technical or other competitive resources. In 2003, we settled a patent infringement suit with Comarco, one of our competitors in power products, that resulted in a cross license, which does not include the right to sub-license, relating to our respective power product technology. As a result, Comarco may be positioned to develop and market power products that are substantially similar to our products.

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

     Our common stock is currently traded on the Nasdaq National Market. We have in the past experienced, and may in the future experience, limited daily trading volume. The trading price of our common stock has been and may continue to be volatile. The market for technology companies, in particular, has at various times experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may significantly affect the trading price of our common stock, regardless of our actual operating performance. The trading price of our common stock could be affected by a number of factors, including, but not limited to, changes in expectations of our future performance, changes in estimates by securities analysts (or failure to meet such estimates), quarterly fluctuations in our sales and financial results and a variety of risk factors, including the ones described elsewhere in this prospectus. Periods of volatility in the market price of a company’s securities sometimes result in securities class action litigation. In 2004, for example, we incurred significant expenses as a result of a securities class action lawsuit that was filed against us. This lawsuit has since been dismissed, but other similar lawsuits could be filed against us in the future and, regardless of the merit of these claims, such lawsuits can be time-consuming, costly and divert management’s attention. In addition, if we needed to raise equity funds under adverse conditions, it would be difficult to sell a significant amount of our stock without causing a significant decline in the trading price of our stock.

     Our stock price may decline if additional shares are sold in the market.

     As of March 1, 2005, we had 28,683,169 shares of common stock outstanding. All of our outstanding shares are currently available for sale in the public market, some of which are subject to volume and other limitations under the securities laws. Future sales of substantial amounts of shares of our common stock by our existing stockholders in the public market, or the perception that these sales could occur, may cause the market price of our common stock to decline. We may be required to issue additional shares upon exercise of previously granted options and warrants that are currently outstanding.

     As of March 1, 2005, we had 1,753,991 shares of common stock issuable upon exercise of stock options under our long-term incentive plans, of which 649,848 options were exercisable as of March 1, 2005; as of March 1, 2005, we had 862,825 shares of common stock issuable upon the exercise of restricted stock units under our long term incentive plans; 34,337 shares were available for future issuance under our 1996 stock option plan, 1,444,375 shares were available for future issuance under our Mobility Electronics, Inc. Omnibus Long-Term Incentive Plan, and 314,736 shares were available for future issuance under our Mobility Electronics, Inc. Non-Employee Director Long-Term Incentive Plan; 124,839 shares were issuable under options granted outside our plan, of which 9,839 were exercisable as of March 1, 2005; 1,795,413 shares of common stock were issuable under our Employee Stock Purchase Plan; warrants to purchase 46,467 shares of common stock; and 294,430 shares of common stock issuable upon the conversion of 270,541 shares of Series C preferred stock convertible at a 1-to-1.08830 basis. Increased sales of our common stock in the market after exercise of currently outstanding options could exert significant downward pressure on our stock price. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price we deem appropriate.

     Our executive officers, directors and principal stockholders have substantial influence over us.

     As of March 1, 2005, our executive officers, directors and principal stockholders owning greater than 5% of our outstanding common stock together beneficially own approximately 12% of the outstanding shares of common stock. As a result, these stockholders, acting together, may be able to exercise substantial influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may also have the effect of delaying or preventing a change in our control that may be viewed as beneficial by the other stockholders.

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

Item 2. Properties

     Our corporate offices are located in Scottsdale, Arizona. This facility consists of approximately 25,000 square feet of leased space pursuant to a lease for which the current term expires on September 30, 2008. Additionally, we lease offices in San Diego, California, and Boise, Idaho. Each of these offices supports our selling, research and development, and general administrative activities. Our San Diego facility is also utilized for light assembly of computer peripheral products. Our warehouse and product fulfillment operations are conducted at a third-party location in Memphis, Tennessee. We believe our facilities are suitable and adequate for our current business activities for the remainder of the lease terms.

Item 3. Legal Proceedings

     Holmes Lundt, et al., plaintiffs, and Jason Carnahan, et. al., intervenors, v. Mobility Electronics, Inc., Portsmith, Inc., Charles R. Mollo, Joan W. Brubacher, and Jeffrey R. Harris, pending in the District Court of the Fourth Judicial District of Idaho, Ada County, Case No. CV-0C-0302562D. This lawsuit initially was commenced on April 2, 2003, by Holmes Lundt, former President and CEO of Mobility Idaho, Inc. (formerly Portsmith, Inc.), the Company’s wholly-owned subsidiary, and his wife, but additional plaintiffs were added, and several of the Company’s officers and directors were added as defendants. The claims asserted arise substantially out of the transactions surrounding the Company’s acquisition of Portsmith in February 2002. Among other things, plaintiffs and intervenors disputed that the Company appropriately calculated and paid the earn-out consideration called for by the Portsmith merger agreement. The court issued an order on April 15, 2004 granting the Company’s motion for partial summary judgment on this pricing issue, meaning the court agreed that the Company had properly calculated the pricing of the shares issued by the Company in the Portsmith merger. The plaintiffs then filed a motion requesting that the court reconsider its order granting the Company’s motion for partial summary judgment on the pricing issue. The court held a hearing on this motion on October 27, 2004, and issued a ruling on November 18, 2004 denying the plaintiffs motion, again affirming that the Company appropriately calculated the pricing of the shares issued by the Company in the Portsmith merger. Subsequently, the Carnahan plaintiffs filed a second amended complaint with the court on December 13, 2004, the Lundt plaintiffs filed a third amended complaint with the court on February 14, 2005, and a new set of plaintiffs, also former shareholders of Portsmith, filed an initial complaint with the court on February 18, 2005 titled Jess Asla, et. al., plaintiffs v. Mobility Electronics, Inc., Charles Mollo and Joan Brubacher, pending in the District Court of the Fourth Judicial District of Idaho, Ada County, Case No. CV-OC-0501139. All three of these complaints assert claims for breach of contract, breach of an alleged covenant of good faith and fair dealing, unjust enrichment, declaratory judgment, breach of fiduciary duty, constructive trust, conversion, and interference with prospective economic advantage. The Lundt plaintiffs also assert claims for breach of Mr. Lundt’s employment agreement, and wrongful termination of Mr. Lundt. All three complaints seek monetary damages. This case is currently set for trial in January 2006. The Company intends to vigorously defend against the claims as well as pursue its own claims against the plaintiffs.

     On May 7, 2004, the Company filed separate complaints with the International Trade Commission (the “ITC”) in Washington, DC and the United States District Court for the Eastern District of Texas, Case No. 5:04-CV-103, against Formosa Electronic Industries, Inc., Micro Innovations Corp. and SPS, Inc. On July 13, 2004, the Company filed an amended complaint with the United States District Court for the Eastern District of Texas to add Sakar International Inc. and Worldwide Marketing Ltd. as parties to the federal district court action. With the exception of Formosa, the Company subsequently reached favorable settlements with each of the other defendants and dismissed them from both the ITC and federal district court actions. In addition, the Company subsequently and voluntarily terminated its ITC action against Formosa and is instead aggressively pursuing all of its claims against Formosa through the federal district court action in the United States District Court for the Eastern District of Texas. The Company’s current second amended complaint filed with the court in January 2005, titled Mobility Electronics, Inc. v. Formosa Electronic Industries Inc., Case No. 504-CV-103, pending in the United States District Court for the Eastern District of Texas, alleges infringement of one or more of U.S. Patent Nos. 5,347,211, 6,064,177, 6,650,560, 6,700,808, and 6,775,163 owned by the Company, as well as misappropriation of trade secrets, conversion, violation of the Texas Theft Liability Act, conspiracy, and fraudulent concealment. The Company has also filed an application for preliminary injunction against Formosa. The Company, in its complaint, seeks a permanent injunction against further use of its trade secrets and further infringement of these patents, as well as compensatory and treble damages. Formosa, in January 2005, filed a motion to dismiss. A hearing on Mobility’s application for preliminary injunction is expected to occur in May 2005 and a trial has tentatively been scheduled for November 2005. The Company intends to vigorously pursue its claims in this action.

     On August 26, 2004, the Company and iGo Direct Corporation, the Company’s wholly owned subsidiary, filed a complaint against Twin City Fire Insurance Co. in the United States District Court for the District of Nevada, Case No. CV-N-04-0460-HDM-RAM. The complaint alleges several causes of action in connection with Twin City’s refusal to cover, under director and liability insurance policies issued to iGo by Twin City, fees and expenses incurred in connection with the defense of certain former officers of iGo relating to a Securities and Exchange Commission matter that arose prior to the Company’s acquisition of iGo Corporation in September 2002. Twin City filed an answer to this complaint on September 20, 2004. On January 10, 2005, the Company filed a motion for summary judgment seeking an order from the court that, as a matter of law, Twin City breached, and continues to breach, its obligations under the director and liability insurance policies. Twin City, on February 17, 2005, filed a motion for continuance of, and opposition to, the Company’s motion for summary judgment. The Company and iGo Direct Corporation intend to vigorously pursue their claims in this action.

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

     No matter was submitted to a vote of stockholders during the fourth quarter of 2004.

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

	High	Low
Year Ended December 31, 2003
Quarter Ended March 31, 2003	$1.40	$0.70
Quarter Ended June 30, 2003	$4.24	$1.19
Quarter Ended September 30, 2003	$9.59	$3.77
Quarter Ended December 31, 2003	$12.50	$7.90
Year Ended December 31, 2004
Quarter Ended March 31, 2004	$9.46	$6.00
Quarter Ended June 30, 2004	$10.62	$6.65
Quarter Ended September 30, 2004	$8.75	$5.94
Quarter Ended December 31, 2004	$10.00	$6.51

     As of March 1, 2005, we had 288 holders of record of our common stock.

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

     We incorporate by reference the Equity Compensation Plan Information contained under the heading “Executive Compensation — Securities Authorized for Issuance Under Equity Compensation Plans,” from our definitive Proxy Statement to be delivered to our stockholders in connection with the 2004 Annual Meeting of Stockholders scheduled for May 24, 2005.

Item 6. Selected Consolidated Financial Data

     The following selected consolidated financial data should be read together with our consolidated financial statements and notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other information contained in this Form 10-K. The selected financial data presented below under the captions “Consolidated Statements of Operations Data” and “Consolidated Balance Sheet Data” as of and for each of the years in the five-year period ended December 31, 2004 are derived from our consolidated financial statements, which consolidated financial statements have been audited by KPMG LLP, an independent registered public accounting firm. The consolidated financial statements as of December 31, 2004 and 2003 and for each of the years in the three-year period ended December 31, 2004, are derived from our consolidated financial statements, included elsewhere in this Form 10-K.

	Years Ended December 31,
	2004	2003	2002	2001	2000
		(In thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

Revenue	$70,213	$50,750	$30,893	$28,325	$28,005
Cost of revenue	49,294	33,610	23,946	25,703	20,215

Gross profit	20,919	17,140	6,947	2,622	7,790
OPERATING EXPENSES:
Sales and marketing	6,886	6,711	6,838	8,129	8,323
Research and development	4,894	4,333	4,992	5,598	5,882
General and administrative	9,893	9,313	8,113	9,957	6,776

Total operating expenses	21,673	20,357	19,943	23,684	20,981

Loss from operations	(754)	(3,217)	(12,996)	(21,062)	(13,191)
Other (expense) income:
Interest, net	(72)	(27)	627	1,313	570
Non-cash deferred loan cost amortization	—	—	—	—	(2,527)
Other, net	36	4	(60)	65	(138)

Loss from continuing operations before cumulative effect of change in accounting principle	(790)	(3,240)	(12,429)	(19,684)	(15,286)
Cumulative effect of change in accounting principle(1)	—	—	(5,627)	—	—

Loss from continuing operations	(790)	(3,240)	(18,056)	(19,684)	(15,286)
Discontinued operations:
Loss from discontinued operations of handheld software product line	(466)	(329)	(807)	—	—

Net loss	(1,256)	(3,569)	(18,863)	(19,684)	(15,286)
Beneficial conversion cost of preferred stock	—	(445)	—	—	(49)
Preferred stock dividend	—	(20)	—	—	—

Net loss attributable to common stockholders	$(1,256)	$(4,034)	$(18,863)	$(19,684)	$(15,335)

Net loss per share — basic and diluted:
Loss per share from continuing operations before cumulative effect of change in accounting principle	$(0.03)	$(0.14)	$(0.73)	$(1.33)	$(1.55)
Cumulative effect of change in accounting principle(1)	—	—	$(0.33)	—	—
Loss per share from continuing operations	$(0.03)	$(0.14)	$(1.06)	$(1.33)	$(1.55)
Loss per share from discontinued operations	$(0.02)	$(0.01)	$(0.05)	—	—
Loss per share attributable to common stockholders	$(0.04)	$(0.17)	$(1.11)	$(1.33)	$(1.55)
Weighted average common shares outstanding:
Basic and diluted	28,027	23,440	17,009	14,809	9,885

CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$12,768	$11,024	$3,166	$14,753	$30,369
Working capital	23,376	22,348	5,645	19,392	37,013
Total assets	56,791	50,263	28,369	35,037	55,674
Long-term debt and other non-current liabilities, less current portion	463	526	1,385	—	—
Total stockholders’ equity	42,075	41,072	17,628	30,148	48,904

(1)	See “Critical Accounting Policies And Estimates — Goodwill” under Item 7 for a description of this item.

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

     We sell our products to OEMs, private-label resellers, distributors, resellers, retailers and end-users. We sell to large computer OEMs, including Dell and IBM. We also have strategic reseller agreements with Targus and Kensington to market and distribute our power products on a private-label basis. We sell to retailers such as RadioShack and through distributors such as Ingram Micro. We also sell directly to end users through our company websites and provide customized solutions to corporate customers. Direct sales to OEMs and private-label resellers accounted for approximately 61% for the year ended December 31, 2004 and 45% of revenue for the year ended December 31, 2003. Sales through retailers and distributors accounted for approximately 27% of revenue for the year ended December 31, 2004 and 45% of revenue for the year ended December 31, 2003. The balance of our revenue during these periods was derived from direct sales to end users. In the future, we expect that we will be dependent upon a relatively small number of customers for a significant portion of our revenue, including most notably RadioShack, Targus, Kensington, IBM, Dell, Symbol, and Ingram Micro.

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

     Our 2004 development efforts focused significantly on the development of our power adapter products. In particular, we collaborated with RadioShack and Motorola to develop and market a line of power adapters, including cigarette lighter adapters, mobile AC adapters, and low power universal AC/DC adapters, specifically designed for the low power mobile electronics device market. Each of these devices incorporates our patented tip technology and the combination AC/DC adapter also allows users to simultaneously charge a second device with our optional DualPower accessory.

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

     Our recognition of revenue from product sales to distributors, resellers and retailers, or the “distribution channel,” is affected by agreements we have giving certain customers rights to return up to 15% of their prior quarter’s purchases, provided that they place a new order for equal or greater dollar value of the amount returned. We also have agreements with certain customers that allow them to receive credit for subsequent price reductions, or “price protection.” At the time we recognize revenue, upon shipment and transfer of ownership, we reduce our measurements of those sales and the related cost of sales by our estimates of future returns and price protection by recording an allowance for sales returns in the amount of the difference between the sales price and the cost of goods sold as a reduction of accounts receivable. Gross sales to the distribution channel accounted for approximately 27% for the year ended December 31, 2004 and 45% of revenue for the year ended December 31, 2003.

     For our products, a historical correlation exists between the amount of distribution channel inventory and the amount of returns that actually occur. The greater the inventory held by our distributors, the more product returns we expect. For each of our products, we monitor levels of product sales and inventory at our distributors’ warehouses and at retailers as part of our effort to reach an appropriate accounting estimate for returns. In estimating returns, we analyze historical returns, current inventory in the distribution channel, current economic trends, changes in consumer demand, introduction of new competing products and acceptance of our products. Actual product returns as a percentage of net revenue amounted to 2% for the year ended December 31, 2004 and 4% for the year ended December 31, 2003.

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

     Inventory Valuation. Inventories consist of finished goods and component parts purchased both partially and fully assembled. We have all normal risks and rewards of our inventory held by contract manufacturers. Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories include material and overhead costs. Overhead costs are allocated to inventory based on a percentage of material costs. We monitor usage reports to determine if the carrying value of any items should be adjusted due to lack of demand for the items. We make a downward adjustment to the value of our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. We recorded downward adjustments to inventory of $1.6 million during the year ended December 31, 2004 and $335,000 during the year ended December 31, 2003. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

     As a result of our acquisitions of Portsmith, Cutting Edge Software and iGo during 2002, we have recorded additional goodwill of approximately $13.9 million as of December 31, 2004. As a result of our sale of the assets of Cutting Edge Software during 2004, we reduced goodwill by approximately $2.0 million. In accordance with SFAS No. 142, we evaluated the newly acquired goodwill for impairment and determined that the recorded goodwill was not impaired as of December 31, 2003 and December 31, 2004.

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

Results of Operations

     The following table sets forth certain consolidated financial data for the periods indicated expressed as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2004	2003	2002
Revenue	100.0%	100.0%	100.0%
Cost of revenue	70.2%	66.2%	77.5%

Gross profit	29.8%	33.8%	22.5%

Operating expenses:
Sales and marketing	9.8%	13.2%	22.1%
Research and development	7.0%	8.5%	16.2%
General and administrative	14.1%	18.4%	26.3%

Total operating expenses	30.9%	40.1%	64.6%

Loss from operations	-1.1%	-6.3%	-42.1%

Other income (expense):
Interest, net	-0.1%	-0.1%	2.0%
Other, net	0.1%	0.0%	-0.2%

Loss from continuing operations before cumulative effect of change in accounting principle	-1.1%	-6.4%	-40.2%
Cumulative effect of change in accounting principle	0.0%	0.0%	-18.2%

Loss from continuing operations	-1.1%	-6.4%	-58.4%
Loss from discontinued operations	-0.7%	-0.6%	-2.6%

Net loss	-1.8%	-7.0%	-61.1%

Comparison of Years Ended December 31, 2004, 2003, and 2002

     Revenue. Revenue generally consists of sales of products, net of returns and allowances. To date, our revenues have come predominantly from power adapters, handheld products, expansion and docking products, and accessories. The following table summarizes the year-over-year comparison of our revenue for the periods indicated:

	Annual Amount	Increase	Percentage Change
Year	(Thousands)	from Prior Year	from Prior Year
2004	$70,213	$19,463	38.4%
2003	50,750	19,857	64.3%
2002	30,893	—	—

     The 2004 increase in revenue is primarily due to continued sales growth of our family of combination AC/DC, AC only and DC only universal power adapters as a result of what we believe to be increased consumer awareness and further market penetration of our products and technology. As a result, sales of power products increased by $21.2 million, or 76.3%, to $48.9 million during the year ended December 31, 2004 as compared to $27.8 million for the year ended December 31, 2003. This increase is offset by a combined decrease of $1.7 million in sales of handheld hardware products, docking and expansion products, accessories and technology transfer fees during the year ended December 31, 2004 compared to the year ended December 31, 2003.

     The 2003 increase in revenue is primarily due to the introduction of our new combination AC/DC universal power adapter in January 2003. As a result, sales of power products increased by $19.6 million, or 241.7%, to $27.8 million during the year ended December 31, 2003 as compared to $8.1 million for the year ended December 31, 2002.

     Cost of revenue, gross profit and gross margin. Cost of revenue generally consists of costs associated with components, outsourced manufacturing and in-house labor associated with assembly, testing, packaging, shipping and quality assurance, depreciation of equipment and indirect manufacturing costs. Gross profit is the difference between revenue and cost of revenue. Gross margin is gross profit stated as a percentage of revenue. The following tables summarize the year-over-year comparison of our cost of revenue, gross profit and gross margin for the periods indicated:

     Cost of revenue:

	Annual Amount	Increase	Percentage Change
Year	(Thousands)	From Prior Year	from Prior Year
2004	$49,294	$15,684	46.7%
2003	33,610	9,664	40.4%
2002	23,946	—	—

     Gross profit and gross margin:

			Increase in gross
	Annual Amount		profit	Percentage Change
Year	(Thousands)	Gross Margin	from Prior Year	From Prior Year
2004	$20,919	29.8%	$3,779	22.0%
2003	17,140	33.8%	10,193	146.7%
2002	6,947	22.5%	—	—

     The 2004 increase in cost of revenue was due primarily to the 38.4% volume increase in revenue, as well as to shifts in customer mix, product mix and inventory write-downs for the year ended December 31, 2004 as compared to the year ended December 31, 2003. Cost of revenue as a percentage of revenue increased to 70.2% for the year ended December 31, 2004 from 66.2% for the year ended December 31, 2003, resulting in decreased gross margin. The decrease in gross margin is primarily attributable to three factors. The first factor is a shift in customer mix. OEM and private label reseller customers accounted for 61% and 45% of revenue for the years ended December 31, 2004 and 2003, respectively. Sales through retailers and distributors accounted for 27% and 46% of revenue for the years ended December 31, 2004 and 2003, respectively. Sales to OEMs and private label resellers typically occur at lower price points than sales of comparable product to retailers and distributors. The second factor is a shift in product mix. For the first time, during the year ended December 31, 2004, we commenced sales of low-wattage power products designed specifically for mobile electronic devices. Sales of a portion of these products typically occur at lower price points than sales of higher-wattage power products. The third factor impacting increased cost of revenue and corresponding lower gross profit and gross margin is the impact of write-downs to the value of older inventory, primarily in our handheld products and laptop computer batteries. During the year ended December 31, 2004, we recorded an adjustment to cost of revenue in the amount of $1.6 million, compared to a $335,000 adjustment during the year ended December 31, 2003, as a result of reduced marketability of certain of our inventory.

     The 2003 increase in cost of revenue was due primarily to the 64.3% volume increase in revenue, as well as to shifts in customer mix, product mix and inventory write-downs for the year ended December 31, 2003 as compared to the year ended December 31, 2002. Cost of revenue as a percentage of revenue decreased to 66.2% for the year ended December 31, 2003 from 77.5% for the year ended December 31, 2002, resulting in increased gross margin. The increase in gross margin is primarily attributable to four factors. The first factor is a shift in customer mix. Sales through retailers and distributors accounted for 46% and 12% of revenue for the years ended December 31, 2003 and 2002, respectively. OEM and private label reseller customers accounted for 45% and 62% of revenue for the years ended December 31, 2003 and 2002, respectively. Sales to retailers and distributors typically occur at higher price points than sales of comparable product to OEMs and private label resellers. The second factor is a shift in product mix. For the first time, during the year ended December 31, 2003, we commenced sales of new higher-margin combination AC/DC power adapter products low-wattage power products. The third factor impacting increased gross profit and gross margin is the impact of write-downs to the value of excess and obsolete inventory. During the year ended December 31, 2003, we recorded an adjustment to cost of revenue in the amount of $335,000 compared to a $1.2 million adjustment during the year ended December 31, 2002, as a result of reduced marketability of certain of our inventory. The fourth factor is the result of the spreading of fixed overhead expenses over increases in sales volumes, resulting in reduced cost of revenue as a percentage of revenue.

     Sales and marketing. Sales and marketing expenses generally consist of salaries, commissions and other personnel related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. The following table summarizes the year-over-year comparison of our sales and marketing expenses for the periods indicated:

	Annual Amount	Increase/(Decrease)	Percentage Change
Year	(Thousands)	from Prior Year	from Prior Year
2004	$6,886	$175	2.6%
2003	6,711	(127)	(1.9%)
2002	6,838	—	—

     The 2004 increase in sales and marketing expenses primarily resulted from costs associated with recruiting and relocation of sales and marketing personnel. As a percentage of revenue, sales and marketing expenses decreased to 9.8% for the year ended December 31, 2004 from 13.2% for the year ended December 31, 2003.

     The 2003 decrease in sales and marketing expenses primarily resulted from increased sales through distribution channels that did not require a corresponding increase in sales and marketing expenses. As a result, sales and marketing expenses as a percentage of revenue decreased to 13.2% for the year ended December 31, 2003 from 22.1% for the year ended December 31, 2002.

     Research and development. Research and development expenses consist primarily of salaries and personnel-related costs, outside consulting, lab costs and travel related costs of our product development group. The following table summarizes the year-over-year comparison of our research and development expenses for the periods indicated:

	Annual Amount	Increase/(Decrease)	Percentage Change
Year	(Thousands)	from Prior Year	from Prior Year
2004	$4,894	$561	12.9%
2003	4,333	(659)	(13.2%)
2002	4,992	—	—

     The 2004 increase in research and development expenses primarily resulted from the continued development of our family of power adapter products. Specifically, during the year ended December 31, 2004, we invested in research and development on a line of power adapters, including cigarette lighter adapters, mobile AC adapters, and low-power universal AC/DC adapters, specifically designed for the low-power mobile electronics device market. We also invested in research and development of new higher-power adapters specifically designed for portable computers. As a percentage of revenue, research and development expenses decreased to 7.0% for the year ended December 31, 2004 from 8.5% for the year ended December 31, 2003.

     The 2003 decrease in research and development expenses primarily resulted from a 2002 write-down of certain tooling equipment that was never used in production in the amount of $400,000. Excluding these charges, research and development expense for 2002 was $4.6 million. As a percentage of revenue, research and development expenses decreased to 8.5% for the year ended December 31, 2003 from 16.2% for the year ended December 31, 2002.

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

	Annual Amount	Increase	Percentage Change
Year	(Thousands)	from Prior Year	from Prior Year
2004	$9,893	$580	6.2%
2003	9,313	1,200	14.8%
2002	8,113	—	—

     The 2004 increase in general and administrative expenses primarily resulted from increased expense for amortization of intangibles, primarily patents and trademarks, directors’ fees, and professional fees related to compliance with Sarbanes-Oxley legislation. These increases are offset by decreases in a combination of other general and administrative expenses. General and administrative expenses as a percentage of revenue decreased to 14.1% for the year ended December 31, 2004 from 18.4% for the year ended December 31, 2003.

     The 2003 increase in general and administrative expenses is due primarily to costs incurred in connection with litigation of a patent infringement matter that was settled in July 2003 of approximately $750,000, and an increase of approximately $200,000 in bad debt expense resulting from the increase in sales and accounts receivable during 2003. The balance of the increase was primarily due to information system consolidation and integration efforts relating to our acquisitions of Portsmith, Cutting Edge, and iGo in 2002. General and administrative expenses as a percentage of revenue decreased to 18.4% for the year ended December 31, 2003 from 26.3% for the year ended December 31, 2002.

     Interest, net. Interest, net consists primarily of interest earned on our cash balances and short-term investments, net of interest expense. Interest expense relates to our line of credit entered into in October 2002. The following table summarizes the year-over-year comparison of interest, net for the periods indicated:

	Annual Amount	Decrease	Percentage Change
Year	(Thousands)	from Prior Year	from Prior Year
2004	$(72)	$(45)	(166.7%)
2003	(27)	(654)	(104.3%)
2002	627	—	—

     The 2004 decrease was primarily due to the amortization of deferred loan fees during 2004, which were fully amortized upon the expiration of our line of credit in July 2004, which was subsequently renewed. For the year ended December 31, 2004, interest expense was $219,000 and interest income was $147,000.

     The 2003 decrease was primarily due to a reduction in interest income due to decreases in average cash balances in 2003 and an increase in interest expense due to interest paid on borrowings under our line of credit in 2003. For the year ended December 31, 2003, interest expense was $171,000 and interest income was $144,000. Interest expense was less than $5,000 for the year ended December 31, 2002.

     Income taxes. We have incurred losses from inception to date; therefore, no provision for income taxes was required for the years ended December 31, 2004, 2003, and 2002. Based on historical operating losses and projections for future taxable income, it is more likely than not that we will not fully realize the benefits of the net operating loss carryforwards. Thus, we have not recorded a tax benefit from our net operating loss carryforwards for the years ended December 31, 2004, 2003 and 2002.

Operating Outlook

     From a long-term perspective, we believe there are a number of major catalysts that we expect will drive further growth and profitability:

•	Continued growth in sales of portable computer power adapters through the OEM channel, which now includes programs for Dell, IBM, Apple, Toshiba, Sharp and Gateway.

•	The expected rollout of our low-power consumer electronic adapter products through Energizer’s distribution channels in the later part of 2005, and the anticipated introduction of jointly developed products with Energizer in late 2005 or early 2006.

•	The expected rollout of our low-power consumer electronic adapter products through Motorola’s distribution channels, which will provide the first penetration of wireless carriers and distributors, to occur throughout 2005.

•	Anticipated continued growth of low-power consumer electronic adapter product sales through RadioShack, which will benefit from the development of alternative distribution channels, such as RadioShack’s kiosk programs with Sprint and Sam’s Club.

•	The expected rollout of low-power consumer electronic adapter products at RadioShack Canada and through the Targus channel, which will occur throughout 2005.

•	The anticipated launch of the low-power consumer electronic adapter products with The Carphone Warehouse, Europe’s largest independent retailer of mobile communications. Mobility expects the low-power consumer electronic adapter products will be available in approximately 300 Carphone Warehouse stores by the end of the first quarter of 2005 and in approximately 1,300 stores by the end of 2005.

     We expect gross margin to increase for 2005 from our 29.8% gross margin for 2004. We expect our gross margin to increase as we anticipate spreading higher sales volume over relatively fixed operating overhead expenses. Also, the continuation of sales of low-power consumer electronic adapters to RadioShack on a net basis will result in a gross margin of 100%, which we expect will contribute to increased overall gross margin.

     We believe that operating expenses will increase by approximately 25-30% during 2005. We expect sales and marketing expenses to remain relatively consistent, or to increase slightly, as our anticipated revenue growth continues to come from distribution channels that do not require additional investment in sales and marketing expenses. Research and development expenses are expected to increase significantly during 2005 as we continue to aggressively develop new and innovative products. We also expect general and administrative expenses to increase in 2005 primarily as a result of non-cash expenses associated with equity compensation issued to directors and employees and expenses associated with litigation in which we are currently involved.

     We do not expect to record any income tax expense in 2005, but we expect to record income tax benefit related to an anticipated reversal of deferred tax asset valuation allowances recorded on net operating loss carryforwards, either in late 2005 or in 2006. We anticipate reversing the previously recorded valuation allowance after we have achieved several quarters of profitable results, coupled with a forecast of continued profitability.

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

Liquidity and Capital Resources

     The following table sets forth for the period presented certain consolidated cash flow information (in thousands):

	Year Ended December 31,
	2004	2003	2002
Net cash provided by (used in) operating activities	$474	$(9,867)	$(7,824)
Net cash used in investing activities	(722)	(679)	(4,285)
Net cash provided by financing activities	1,894	18,219	230
Foreign currency exchange impact on cash flow	56	106	65
Net cash provided by discontinued operations	41	79	227

Increase (decrease) in cash and cash equivalents	$1,744	$7,858	$(11,587)

Cash and cash equivalents at beginning of year	$11,024	$3,166	$14,753

Cash and cash equivalents at end of year	$12,768	$11,024	$3,166

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

•	Net cash provided by (used in) operating activities. Cash was provided by operating activities for the year ended December 31, 2004 primarily as a result of our net loss being offset by non-cash expenses such as depreciation and amortization, provisions for doubtful accounts and sales returns and credits and amortization of deferred compensation. In 2005, we expect to generate positive cash flow from operating activities from expected operating income, offset partially by cash used to fund further working capital needs. Our consolidated cash flow operating metrics are as follows:

	Year Ended December 31,
	2004	2003	2002
Days outstanding in ending accounts receivable (“DSOs”)	88	82	85
Inventory turns	7	4	5

The increase in DSOs during 2004 compared to 2003 and 2002, is primarily due to the timing of certain shipments to RadioShack in October 2004 for which payment was received shortly after December 31, 2004. We anticipate improvement in DSOs during 2005 as we continue to leverage our key OEM, private-label reseller and retail customer relationships. The improvement in inventory turns is primarily due to increased sales during 2004 combined with write-downs of excess and obsolete inventory during 2004. The reduction in inventory turns in 2003 compared to 2002 was primarily as a result of growth in handheld hardware product inventory during 2002 and 2003. We expect to continue to manage inventory growth during 2005 and we expect inventory turns to continue to improve as we increase sales volumes in 2005.

•	Net cash used in investing activities. For the year ended December 31, 2004, net cash used in investing activities was primarily for the purchase of property and equipment. We anticipate future investment in capital equipment, primarily for tooling equipment to be used in the production of new products.

•	Net cash provided by financing activities. Net cash provided by financing activities for the year ended December 31, 2004 was primarily from net proceeds from the exercises of stock options and warrants of $1.5 million and reductions of stock subscription receivables of $333,000. Although we expect to generate cash flows from operations sufficient to support our operations, we may issue additional shares of stock in the future to generate cash for growth opportunities.

     As of December 31, 2004, we had approximately $157 million of federal, foreign and state net operating loss carryforwards which expire at various dates. We anticipate that the sale of common stock in our initial public offering coupled with prior sales of common stock will cause an annual limitation on the use of our net operating loss carryforwards pursuant to the change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended. This limitation is expected to have a material effect on the timing of our ability to use the net operating loss carryforward in the future. Additionally, our ability to use the net operating loss carryforward is dependent upon our level of future profitability, which cannot be determined.

     Financing Facilities. In July 2004, we amended our $10.0 million bank line of credit. The line bears interest at prime, interest only payments are due monthly, with final payment of interest and principal due on July 31, 2006. The line of credit is secured by all of our assets and subject to financial covenants, with which we were in compliance as of December 31, 2004. We had no outstanding balance against this line of credit as of December 31, 2004. Under the terms of the line, we can borrow up to 80% of eligible accounts receivable. At December 31, 2004, our net borrowing base capacity was $8.5 million.

     Contractual Obligations. In our day-to-day business activities, we incur certain commitments to make future payments under contracts such as operating leases and purchase orders. Maturities under these contracts are set forth in the following table as of December 31, 2004, in thousands:

	Payment due by period
	2005	2006	2007	2008	2009	More than 5 years
Operating lease obligations	$786	$688	$678	$374	$—	$—
Purchase obligations	16,117	—	—	—	—	—
Other long-term obligations	328	195	268	—	—	—

Totals	$17,231	$883	$946	$374	$—	$—

     Purchase obligations represent all 2005 purchase orders placed, primarily for the purchase of inventories. A portion of these purchase orders may be subject to cancellation charges, however, we do not believe any such charges would be material to our operations.

     Off-Balance Sheet Arrangements. We have no off-balance sheet financing arrangements.

     Acquisitions and Divestitures. In the past we have made acquisitions of other companies to complement our product offerings and expand our revenue base. In September 2002 we acquired iGo Corporation through a merger with one of our wholly owned subsidiaries, iGo Direct Corporation. Certain former officers of iGo Corporation are now seeking potential indemnification claims against iGo Direct Corporation relating to a Securities and Exchange Commission matter involving such individuals (but not involving us) that relates to matters that arose prior to our acquisition of iGo Corporation. We are pursuing coverage under iGo’s directors’ and officers’ liability insurance policy for this potential iGo indemnification matter. In the event this coverage is not received, iGo may be responsible for costs and expenses associated with this matter.

     During 2004, we sold the assets of our handheld software product line, for approximately $1.0 million in cash and current receivables, and approximately $2.5 million in notes receivable. Proceeds from the sale exceed book value of the assets sold by approximately $587,000. This gain has been deferred until collectibility of the notes receivable is reasonably assured.

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

     Liquidity Outlook. Based on our projections for 2005, we believe that our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may use our line of credit or seek to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in more dilution to our stockholders. In addition, additional capital resources may not be available in amounts or on terms that are not acceptable to us.

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“Statement 123(R)”), “Share-Based Payment”, which revised Statement No. 123, “Accounting for Stock-Based Compensation”. This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25, and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first interim period beginning after June 15, 2005. The Company will adopt the statement on July 1, 2005 as required. The Company is allowed to select from three alternative transition methods, each having different reporting implications. The Company has not completed its evaluation of the methods of adopting Statement 123(R). Accordingly, the impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on the method of adoption selected and on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and net loss per share in the stock-based compensation accounting policy note included in Note 2(m) to the consolidated financial statements.

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153 (“Statement 153”), “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29”. Statement 153 amends the guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. Statement 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of Statement 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of Statement 153 are not expected to have a material effect on the Company’s consolidated financial statements.

     In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151 (“Statement 151”), “Inventory Costs—an amendment of ARB No. 43, Chapter 4”. Statement 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that those items be recognized as current-period charges. In addition, Statement 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of Statement 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The provisions of Statement 151 are not expected to have a material effect on the Company’s consolidated financial statements.

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

     See “Liquidity and Capital Resources” for further discussion of our financing facilities and capital structure. Market risk, calculated as the potential change in fair value of our cash and cash equivalents and line of credit resulting from a hypothetical 1.0% (100 basis point) change in interest rates, was not material at December 31, 2004.

Item 8. Financial Statements and Supplementary Data

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     The management of Mobility Electronics, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).

     Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of December 31, 2004 based upon criteria set forth in the framework Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2004, our internal control over financial reporting is effective.

     Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by our independent registered public accounting firm, KPMG LLP. Their audit opinion on our assessment of internal control over financial reporting is on page 37.

MOBILITY ELECTRONICS, INC.

By:

/s/ Charles R. Mollo

Charles R. Mollo
President and Chief Executive Officer

/s/ Joan W. Brubacher

Joan W. Brubacher
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Mobility Electronics, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Mobility Electronics, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mobility Electronics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Mobility Electronics, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, Mobility Electronics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mobility Electronics, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 10, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Phoenix, Arizona
March 10, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Mobility Electronics, Inc.

We have audited the accompanying consolidated balance sheets of Mobility Electronics, Inc. and subsidiaries as of December 31, 2004 and December 31, 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mobility Electronics, Inc. and subsidiaries as of December 31, 2004 and December 31, 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U. S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Mobility Electronics, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Phoenix, Arizona
March 10, 2005

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(In thousands, except
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$12,768	$11,024
Accounts receivable, net	16,905	11,438
Inventories	7,513	8,240
Prepaid expenses and other current assets	443	311

Total current assets	37,629	31,013
Property and equipment, net	2,127	2,155
Goodwill	11,944	12,961
Intangible assets, net	3,059	3,858
Other assets	2,032	276

	$56,791	$50,263

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,411	$6,531
Accrued expenses and other current liabilities	1,514	1,613
Current portion of long-term debt and other non-current liabilities	328	521

Total current liabilities	14,253	8,665
Long-term debt and other non-current liabilities, less current portion	463	526

Total liabilities	14,716	9,191

Commitments and contingencies (notes 3, 9, 10 and 17)
Stockholders’ equity:
Convertible preferred stock — Series C, $.01 par value; authorized 15,000,000 shares; 270,541 and 329,866 issued and outstanding at December 31, 2004 and 2003, respectively	3	3
Common stock, $.01 par value; authorized 90,000,000 Shares; 28,490,373 and 27,610,996 shares issued and outstanding at December 31, 2004 and 2003, respectively	285	276
Additional paid-in capital	147,547	145,194
Accumulated deficit	(105,318)	(104,062)
Stock subscription notes and deferred compensation	(646)	(487)
Accumulated other comprehensive income	204	148

Total stockholders’ equity	42,075	41,072

	$56,791	$50,263

See accompanying notes to consolidated financial statements.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2003	2002
	(In thousands, except
	per share amounts)
Revenue	$70,213	$50,750	$30,893
Cost of revenue	49,294	33,610	23,946

Gross profit	20,919	17,140	6,947

Operating expenses:
Marketing and sales	6,886	6,711	6,838
Research and development	4,894	4,333	4,992
General and administrative	9,893	9,313	8,113

Total operating expenses	21,673	20,357	19,943

Loss from operations	(754)	(3,217)	(12,996)
Other income (expense):
Interest income (expense), net	(72)	(27)	627
Other income (expense), net	36	4	(60)

Loss from continuing operations before cumulative effect of change in accounting principle	(790)	(3,240)	(12,429)
Cumulative effect of change in accounting principle	—	—	(5,627)

Loss from continuing operations	(790)	(3,240)	(18,056)
Discontinued operations:
Loss from discontinued operations of handheld software product line	(466)	(329)	(807)

Net loss	(1,256)	(3,569)	(18,863)
Beneficial conversion costs of preferred stock	—	(445)	—
Preferred stock dividend	—	(20)	—

Net loss attributable to common stockholders	$(1,256)	$(4,034)	$(18,863)

Loss per share — basic and diluted:
Loss per share from continuing operations before cumulative effect of change in accounting principle	$(0.03)	$(0.14)	$(0.73)
Cumulative effect of change in accounting principle	$—	$—	$(0.33)
Loss per share from discontinued operations	$(0.02)	$(0.01)	$(0.05)
Loss per share attributable to common stockholders	$(0.04)	$(0.17)	$(1.11)
Weighted average common shares outstanding:
Basic and diluted	28,027	23,440	17,009

See accompanying notes to consolidated financial statements.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

						Stock	Accumulated
	Convertible			Additional		Subscriptions	Other	Net
	Preferred	Common Stock		Paid-In	Accumulated	and Deferred	Comprehensive	Stockholders’
	Stock	Shares	Amount	Capital	Deficit	Compensation	Income(Loss)	Equity
	(In thousands, except share amounts)
Balances at December 31, 2001	$7	15,128,641	$151	$113,127	$(81,630)	$(1,484)	$(23)	$30,148
Issuance of common stock for warrants exercised	—	176,707	2	2	—	—	—	4
Value of options issued to non-employees	—	—	—	51	—	—	—	51
Issuance of common stock under Employee Stock Purchase Plan	—	78,928	—	83	—	—	—	83
Issuance of common stock for acquisitions, net of registration costs of $99	—	4,089,102	41	5,515	—	(375)	—	5,181
Conversion of Series C preferred stock into common stock	(1)	103,070	1	—	—	—	—	—
Issuance of common stock for settlement of accounts payable	—	571,428	6	433	—	—	—	439
Common stock issued for cash and note receivable	—	200,000	2	278	—	(279)	—	1
Payments received on stock subscription receivable	—	—	—	—	—	145	—	145
Write-off of deferred compensation	—	—	—	(45)	—	45	—	—
Amortization of deferred compensation	—	—	—	—	—	374	—	374
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	—	65	65
Net loss	—	—	—	—	(18,863)	—	—	(18,863)

Total comprehensive loss								(18,798)

Balances at December 31, 2002	6	20,347,876	203	119,444	(100,493)	(1,574)	42	17,628
Issuance of common stock for warrants exercised	—	392,712	4	296	—	—	—	300
Issuance of common stock for options exercised	—	650,487	7	1,546	—	—	—	1,553
Issuance of common stock under Employee Stock Purchase Plan	—	78,374	1	101	—	—	—	102
Issuance of common stock for acquisitions	—	1,112,665	11	6,895	—	(203)	—	6,703
Common stock issued for cash and note receivable, net of registration costs of $1,197	—	2,429,981	24	13,974	—	(195)	—	13,803
Issuance of Series E & F preferred stock for cash, net of registration costs of $76	16	—	—	1,598	—	—	—	1,614
Beneficial conversion costs of Series E & F preferred stock issuance	—	—	—	(445)	—	—	—	(445)
Dividends paid on Series E & F preferred stock	—	—	—	(20)	—	—	—	(20)
Conversion of Series E & F preferred stock into common stock	(16)	1,594,458	16	—	—	—	—	—
Conversion of Series C preferred stock into common stock	(3)	241,785	2	1	—	—	—	—
Issuance of common stock for settlement of accounts payable and long-term debt	—	762,658	8	1,803	—	—	—	1,811
Reduction of stock subscription receivable	—	—	—	(92)	—	1,395	—	1,303
Amortization of deferred compensation	—	—	—	—	—	90	—	90
Value of options and warrants issued to consultants	—	—	—	93	—	—	—	93
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	—	106	106
Net loss	—	—	—	—	(3,569)	—	—	(3,569)

Total comprehensive loss								(3,464)

Balances at December 31, 2003	3	27,610,996	276	145,194	(104,062)	(487)	148	41,072
Issuance of common stock for warrants exercised	—	192,384	2	203	—	—	—	205
Issuance of common stock for options exercised	—	593,658	6	1,258	—	—	—	1,264
Issuance of common stock under Employee Stock Purchase Plan	—	16,301	—	93	—	—	—	93
Issuance of common stock for board compensation	—	12,473	—	102	—	21	—	123
Conversion of Series C preferred stock into common stock	—	64,561	1	—	—	—	—	1
Reduction of stock subscription receivable	—	—	—	—	—	333	—	333
Issuance of restricted stock units	—	—	—	697	—	(697)	—	—
Amortization of deferred compensation	—	—	—	—	—	184	—	184
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	—	56	56
Net loss	—	—	—	—	(1,256)	—	—	(1,256)

Total comprehensive loss								(1,200)

Balances at December 31, 2004	$3	28,490,373	$285	$147,547	$(105,318)	$(646)	$204	$42,075

See accompanying notes to consolidated financial statements.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Cash flows from operating activities:
Net loss	$(1,256)	$(3,569)	$(18,863)
Less loss from discontinued operation	466	329	807

Loss from continuing operations	(790)	(3,240)	(18,056)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Goodwill impairment	—	—	5,627
Provisions for doubtful accounts and sales returns and credits	358	1,024	257
Depreciation and amortization	1,952	1,565	1,284
Write-down of tooling equipment	—	—	400
Loss on sale of investment	—	—	94
Loss on disposal of fixed assets	15	55	40
Amortization of deferred compensation	184	90	374
Expense for stock options/warrants granted to consultant	—	50	51
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,900)	(5,021)	2,274
Inventories	725	(3,825)	34
Prepaid expenses and other assets	(1,842)	(1,178)	(856)
Accounts payable	5,927	1,412	1,329
Accrued expenses and other current liabilities	(155)	(799)	(676)

Net cash provided by (used in) operating activities	474	(9,867)	(7,824)

Cash flows from investing activities:
Purchase of property and equipment	(1,110)	(683)	(938)
Proceeds from sale of handheld software product line	388	—	—
Proceeds from sale of investment	—	—	1,870
Proceeds from sale of property and equipment	—	4	25
Cash paid for acquisitions, net of cash received	—	—	(5,242)

Net cash used in investing activities	(722)	(679)	(4,285)

Cash flows from financing activities:
Proceeds from stock subscription receivables	333	1,395	145
Repayment of long-term debt and capital lease obligations	(125)	(83)	—
Net proceeds from issuance of preferred stock	—	1,169	—
Net proceeds from sale of common stock	216	13,905	82
Proceeds from exercise of warrants and options	1,470	1,853	3
Dividends paid on convertible preferred stock	—	(20)	—

Net cash provided by financing activities	1,894	18,219	230

Effects of exchange rates on cash and cash equivalents	56	106	65
Net cash provided by discontinued operations	41	79	227

	97	185	292
Net increase (decrease) in cash and cash equivalents	1,744	7,858	(11,587)
Cash and cash equivalents, beginning of year	11,024	3,166	14,753

Cash and cash equivalents, end of year	$12,768	$11,024	$3,166

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Supplemental disclosure of cash flow information:
Interest paid	$33	$57	$5

Supplemental schedule of noncash investing and financing activities:
Common stock issued in connection with acquisitions, net	$—	$6,703	$5,181

Warrants issued in connection with the execution and/or extension of line of credit	$—	$25	$—

Issuance of 416,582 shares of common stock for settlement of accounts payable	$—	$812	$—

Issuance of 571,428 shares of common stock for settlement of accounts payable	$—	$—	$439

Issuance of 43,576 shares of common stock for settlement of compensation	$—	$91	$—

Issuance of 302,500 shares of common stock for settlement of Long-term debt	$—	$908	$—

Stock subscription receivable	$—	$195	$280

Issuance of 82,200 restricted stock units for settlement of compensation to board members	$697	$—	$—

See accompanying notes to consolidated financial statements.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004, 2003 and 2002

(1) Nature of Business

     Mobility Electronics, Inc. and subsidiaries (collectively, “Mobility” or the “Company”) formerly known as Electronics Accessory Specialists International, Inc., was formed on May 4, 1995. Mobility was originally formed as a limited liability corporation; however, in August 1996 the Company became a C Corporation incorporated in the State of Delaware.

     Mobility designs, develops, manufactures and/or distributes AC and DC power adapters, portable computer docking stations, handheld device cradles, monitor stands and other portable computing products and solutions. Mobility also designs, develops and markets connectivity and remote PCI bus technology and products for the computer industry and a broad range of related embedded processor applications. Mobility distributes products in North America, Europe and Asia Pacific.

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

(b) Principles of Consolidation

     The consolidated financial statements include the accounts of Mobility and its wholly owned subsidiaries, Magma, Inc., Mobility 2001 Limited, Mobility Idaho, Inc. (formerly known as Portsmith, Inc.), from February 1, 2002 (date of acquisition), Mobility Texas, Inc. (formerly known as Cutting Edge Software, Inc.), from August 20, 2002 (date of acquisition) and iGo Direct Corporation from September 3, 2002 (date of acquisition). All significant intercompany balances and transactions have been eliminated in consolidation.

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

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(f) Inventories

     Inventories consist of finished goods and component parts purchased partially and fully assembled for computer accessory items. The Company has all normal risks and rewards of its inventory held by contract manufacturers. Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories include material and overhead costs. Overhead costs are allocated to inventory based on a percentage of material costs. The Company monitors usage reports to determine if the carrying value of any items should be adjusted due to lack of demand for the items. The Company adjusts down the carrying value of inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

(g) Property and Equipment

     Property and equipment are stated at cost. Depreciation on furniture, fixtures and equipment is provided using the straight-line method over the estimated useful lives of the assets ranging from two to seven years. Leasehold improvements are amortized over the shorter of the lease term or estimated useful life. Tooling is capitalized at cost and is depreciated over a two-year period.

(h) Goodwill

     Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Goodwill is tested for impairment annually, on December 31. In 2002, the carrying value of goodwill exceeded the fair value of the reporting unit and the Company recorded an impairment loss of $5,627,000.

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

(m) Employee Stock Options

     The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for its employee stock options and to adopt the “disclosure only” alternative treatment under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (Statement 123). Statement 123 requires the use of fair value option valuation models that were not developed for use in valuing employee stock options. Under Statement 123, deferred compensation is recorded for the excess of the fair value of the stock on the date of the option grant, over the exercise price of the option. The deferred compensation is amortized over the vesting period of the option.

     Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123, the Company’s net loss and net loss per share would have been increased to the pro forma amount indicated below (amounts in thousands, except per share):

	Years Ended December 31,
	2004	2003	2002
Net loss applicable to common stockholders:
As reported	$(1,256)	$(4,034)	$(18,863)
Total stock-based employees compensation expense determined under fair-value-based method for all rewards, net of tax	(1,115)	(651)	(902)

Pro forma	$(2,371)	$(4,685)	$(19,765)

Net loss per share — basic and diluted:
As reported	$(0.04)	$(0.17)	$(1.11)

Pro forma	$(0.08)	$(0.20)	$(1.16)

     The value of stock-based employee compensation expense for the years ended December 31, 2004, 2003 and 2002 was determined using the Black-Scholes method with the following assumptions:

	Years Ended December 31,
	2004	2003	2002
Expected life (years)	3.0	3.5	2.5
Risk-free interest rate	3.25%	3.0%	3.0%
Dividend yield	0.0%	0.0%	0.0%
Volatility	80.0%	100.0%	100.0%

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

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(q) Segment Reporting

     The Company is engaged in the business of the sale of computer peripheral products. While the Company’s chief operating decision maker (CODM) evaluates revenues and gross profits based on products lines, routes to market and geographies (see Note 15), the CODM only evaluates operating results for the Company taken as a whole. As a result, the Company has determined it has one operating business segment, the sale of computer peripheral products.

(r) Reclassifications

     Certain amounts included in the 2003 and 2002 consolidated financial statements have been reclassified to conform to the 2004 financial statement presentation.

(s) Recently Issued Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“Statement 123(R)”), “Share-Based Payment”, which revised Statement No. 123, “Accounting for Stock-Based Compensation”. This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25, and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first interim period beginning after June 15, 2005. The Company will adopt the statement on July 1, 2005 as required. The Company is allowed to select from three alternative transition methods, each having different reporting implications. The Company has not completed its evaluation of the methods of adopting Statement 123(R). Accordingly, the impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on the method of adoption selected and on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and net loss per share in the stock-based compensation accounting policy note included in Note 2(m) to the consolidated financial statements.

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153 (“Statement 153”), “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29”. Statement 153 amends the guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. Statement 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of Statement 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of Statement 153 are not expected to have a material effect on the Company’s consolidated financial statements.

     In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151 (“Statement 151”), “Inventory Costs—an amendment of ARB No. 43, Chapter 4”. Statement 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that those items be recognized as current-period charges. In addition, Statement 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

production facilities. The provisions of Statement 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The provisions of Statement 151 are not expected to have a material effect on the Company’s consolidated financial statements.

(3) Acquisitions

(a) Portsmith

     As of February 1, 2002, the Company acquired Portsmith, Inc. (“Portsmith”) through a merger of Portsmith with the Company’s subsidiary, Mobility Europe Holdings, Inc., now Mobility Idaho, Inc. Portsmith provides connectivity solutions for handheld devices. Under the terms of the merger agreement, the Company issued 800,000 shares of its common stock, valued at $1.35 per common share, to the former Portsmith stockholders of which 400,000 shares were held in escrow. The release of the escrowed shares to the former Portsmith stockholders was contingent upon certain performance criteria of Portsmith during the first year after the acquisition, which was achieved. Accordingly, the escrowed shares were released in December 2002. In addition, earn-out payments were made during 2003 to the former Portsmith stockholders based upon Portsmith’s performance during the first year after the acquisition, through December 31, 2002, and the fair market value of Portsmith as of December 31, 2002. Earn-out payments may be made in cash or shares of stock, at the Company’s discretion, with total shares of common stock issued to former Portsmith stockholders not to exceed 3,023,863 shares. In the event the parties were not able to come to an agreement relative to the earn-out, the fair market value would be determined by an Independent Financial Expert as defined in the agreement. Based on the results of that valuation, the Company determined it owed $6,594,000 to former Portsmith stockholders in aggregate earn-out consideration. The aggregate consideration was reduced by $484,000, representing an amount owed by a former Portsmith stockholder to the Company, resulting in total net earn-out consideration of $6,110,000. The Company determined it would pay the earn-out in shares of Company common stock. Based on the market price of $5.86 per share of the Company’s common stock as of the date of the final determination, as defined in the agreement, the Company issued 1,042,664 shares of common stock representing payment of earn-out consideration during 2003. At December 31, 2002, the Company recorded a liability in the amount of $725,000 as an estimate of the performance component of the earn-out, as this component was determinable as of December 31, 2002. The difference between the $6,110,000 paid during 2003 and the $725,000 liability recorded at December 31, 2002 of $5,385,000 was recorded as goodwill during 2003. The actual earn-out consideration paid by the Company exceeded the Company’s estimated earn-out liability at December 31, 2002 as the actual consideration paid during 2003 also included the fair market value component of the earn-out, which was not determinable as of December 31, 2002.

     Richard C. Liggitt, a former stockholder of Portsmith, filed a claim against Portsmith and certain of its officers and directors alleging (a) fraud in connection with merger negotiations that led to the execution of a merger agreement between a company owned by Mr. Liggitt and Portsmith, (b) wrongful termination of his employment with Portsmith, and (c) breach of the implied covenant of good faith and fair dealing under his employment agreement with Portsmith. During November 2002, the parties reached a settlement. Under the terms of the settlement, the Company paid $10,000 upon approval of the settlement by the Court. Contemporaneously, the Company agreed to pay Mr. Liggitt an aggregate of $990,000 in exchange for cancellation of all of Mr. Liggitt’s rights as a former shareholder of Portsmith under the merger agreement between the Company and Portsmith, including, but not limited to, the 53,647 shares of the Company’s common stock Mr. Liggitt received in connection with the merger, the 53,646 shares of the Company’s common stock that had been held in escrow that Mr. Liggitt would have otherwise been entitled to receive and Mr. Liggitt’s share in any potential earn-out payments. The $990,000 was paid in the form of a convertible subordinated promissory note bearing interest at four percent per year, payable in quarterly installments of principal and interest beginning in January 2003, through December 2005. During 2003, the Company made one principal installment payment of $82,500 against the promissory note. In June 2003, the outstanding principal of the promissory note was converted by Mr. Liggitt into 302,500 shares of the Company’s common stock, at a conversion price of $3.00 per share (see Note 11). In connection with this settlement, the potential earn-outs under the merger agreement between the Company and Portsmith were reduced by $480,000, plus a certain additional amount for fees and expenses and a tax settlement, and Mr. Liggitt’s share of the potential earn-outs was eliminated.

     The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed, based upon the estimated fair values at the date of acquisition. Based on the initial consideration, goodwill of $1,783,000 was recorded as a result of the transaction.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -— (Continued)

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

(b) Cutting Edge Software

     As of August 20, 2002, the Company acquired Cutting Edge Software, Inc. (“Cutting Edge Software”) through a merger of Cutting Edge Software with a subsidiary of the Company, CES Acquisition, Inc., and the subsequent merger of such subsidiary with another subsidiary of the Company, CES II Acquisition, Inc., now Mobility Texas, Inc. Cutting Edge Software provides software solutions for handheld devices. Under the terms of the merger agreement, the Company paid cash of $1,547,500 and issued 796,394 shares of its common stock, valued at $1.8835 per common share, to the former Cutting Edge Software stockholder. In addition, earn out payments may be made to such stockholder depending upon Cutting Edge Software’s performance during each of the five years following the acquisition date. The earn-out payments are to be made 50% in cash and 50% in shares of company stock, with total shares of common stock issued to the former Cutting Edge Software stockholder not to exceed 3,263,800 shares.

     The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed, based upon the estimated fair values at the date of acquisition. Goodwill of $1,958,000 was recorded as a result of the transaction.

     The purchase price of $3,047,500, plus acquisition costs of $221,000, was allocated as follows (amounts in thousands):

Purchase price:
Cash	$1,548
Common stock	1,500
Costs of acquisition	221

$3,269

Assets acquired and liabilities assumed:
Current assets	$123
Equipment	48
Intangible assets	643
Goodwill	1,958
Current liabilities	(123)
In-process research and development	620

$3,269

     The Company recorded $620,000 in expense upon the consummation of the acquisition related to in-process research and development acquired from Cutting Edge Software.

     During 2004, the Company sold substantially all assets of Cutting Edge Software to a third party (see note 14). In connection with the sale of these assets, the third-party acquirer assumed all earn-out obligations. Through December 31, 2004, the Company has not made any earn-out payments in connection with its acquisition of Cutting Edge Software.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -— (Continued)

(c) iGo

     On September 3, 2002, the Company completed its acquisition of iGo Corporation (“iGo”), as announced on March 25, 2002 and as amended on July 18, 2002, through the merger of iGo Corporation with the Company’s subsidiary, IGOC Acquisition, Inc., now iGo Direct Corporation. iGo is a direct marketer of computer peripheral equipment. Under the terms of the merger agreement, the Company paid cash of $3,250,000 and issued 2,600,000 shares of its common stock, valued at $1.305 per common share, to the former iGo stockholders. Additional consideration of $1,000,000 and 500,000 shares of the Company’s common stock was also to be paid to the former iGo stockholders on the first anniversary date of the merger, contingent upon certain performance criteria. The Company subsequently determined that the contingent performance criteria indicated in the merger agreement was not achieved. Accordingly, no additional consideration was paid to the former iGo stockholders.

     The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed, based upon the estimated fair values at the date of acquisition. Goodwill of $4,524,000 was recorded as a result of the transaction.

     The purchase price of $6,643,000, plus acquisition costs of $1,100,000, was allocated as follows (amounts in thousands):

Purchase price:
Cash	$3,250
Common stock	3,393
Costs of acquisition	1,100

$7,743

Assets acquired and liabilities assumed:
Current assets	$3,690
Equipment	893
Intangible assets	411
Other assets	38
Goodwill	4,524
Current liabilities	(2,220)
Loan to stockholder	407

$7,743

     The consolidated financial statements as of December 31, 2002 include the accounts of Portsmith, Cutting Edge Software and iGo and results of operations since the dates of acquisition. The following summary, prepared on a pro forma basis, presents the results of operations as if the acquisitions had occurred on January 1, 2002 (unaudited amounts in thousands, except per share data).

Year Ended December 31,
2002
Net revenue	$44,315

Net loss	$(27,824)

Net loss attributable to common stockholders	$(27,824)

Net loss per share — basic and diluted	$(1.42)

     The pro forma results are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisitions had been effective at the beginning of 2002 or as a projection of future results.

     (d) Invision Software and Invision Wireless

     On December 1, 2003 the Company acquired certain assets, including a software license, customer relationships, and consulting/employment agreements relating to the handheld hardware business of Invision Software, Inc. and Invision Wireless LLC, for 70,000 shares of common stock, valued at $11.36 per share, or $795,000. In addition, earn-out payments may be made to Invision Software and Invision Wireless, up to a maximum of 150,000 shares of common stock at the rate of 15,000 shares for each $10 million in revenue from the sales of certain handheld hardware products during the three year period following the close date of the acquisition. Other earn-out consideration may be earned and paid in quarterly cash installments based on 15% of sales of certain other handheld hardware products during the same three year period following the close date of the acquisition. The acquisition was

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -— (Continued)

accounted for as a purchase and, accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed, based upon the estimated fair values at the date of acquisition. The fair value of the assets acquired of $1,642,000 exceeded the initial consideration of $795,000 by $847,000. Accordingly, the Company has recorded a current liability of $396,000 and a non-current liability of $451,000, which will be reduced by future earn-out payments or reversed to income if the earn-out criteria are not met. The purchase price of $1,642,000 was allocated to amortizable intangible assets. No goodwill was recorded as a result of this transaction. This acquisition is not considered material to the Company’s consolidated financial statements; accordingly, the pro forma results presented above do not reflect the impact of this acquisition.

     During 2004, the Company made earn-out payments of $131,000, and reduced the corresponding liability for estimated earn-out payments.

(4) Inventories

     Inventories consist of the following (amounts in thousands):

	December 31,
	2004	2003
Raw materials	$2,122	$2,198
Finished goods	5,391	6,042

	$7,513	$8,240

(5) Property and Equipment

     Property and equipment consists of the following (amounts in thousands):

	December 31,
	2004	2003
Furniture and fixtures	$483	$467
Store, warehouse and related equipment	1,019	800
Computer equipment	2,839	2,408
Tooling	2,706	2,417
Leasehold improvements	544	513

	7,591	6,605
Less accumulated depreciation and amortization	(5,464)	(4,450)

Property and equipment, net	$2,127	$2,155

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

     As a result of the acquisitions of Portsmith, Cutting Edge Software and iGo, the Company recorded additional goodwill of $8,265,000 and $4,696,000 during 2002 and 2003, respectively.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -— (Continued)

     The changes in the carrying amount of goodwill follows (amounts in thousands):

Reported balance at December 31, 2003	$12,961
Miscellaneous direct acquisition costs	1,043
Adjustment to iGo opening balance sheet to reflect changes in the fair market value of current assets recorded on the date of acquisition	(92)
Sale of Mobility Texas assets	(1,968)

$11,944

     In accordance with Statement 142, the Company evaluated this goodwill for impairment as of December 31, 2003 and 2004 and determined its recorded goodwill is not impaired as of December 31, 2003 and 2004.

(7) Intangible Assets

     Intangible assets consist of the following at December 31, 2004 and 2003 (amounts in thousands):

		December 31, 2004			December 31, 2003
	Average	Gross		Net	Gross		Net
	Life	Intangible	Accumulated	Intangible	Intangible	Accumulated	Intangible
	(Years)	Assets	Amortization	Assets	Assets	Amortization	Assets
Amortized intangible assets:
License fees	7	$2,258	$(843)	$1,415	$2,208	$(522)	$1,686
Patents and trademarks	3	1,921	(994)	927	1,220	(699)	521
Non-compete agreements	2	75	(75)	—	159	(115)	44
Software	5	—	—	—	803	(202)	601
Trade names	10	378	(88)	290	378	(50)	328
Customer list	10	662	(235)	427	705	(27)	678

Total		$5,294	$(2,235)	$3,059	$5,473	$(1,615)	$3,858

     Aggregate amortization expense for identifiable intangible assets totaled $1,098,000 and $719,000 for the years ended December 31, 2004 and 2003, respectively. Estimated amortization expense for each of the five succeeding years ended December 31 is as follows (amounts in thousands):

Amortization
Year	Expense
2005	$1,027
2006	721
2007	344
2008	247
2009	193

     During 2004 the Company sold the following intangible assets related to the handheld software product line (amounts in thousands).

	Gross		Net
	Intangible	Accumulated	Intangible
	Assets	Amortization	Assets
Software	$1,100	$(409)	$691
Non-compete agreements	84	(61)	23
Patents and trademarks	64	—	64
Customer list	43	(9)	34

Total	$1,291	$(479)	$812

(8) Line of Credit

     In October 2002, the Company entered into a $10,000,000 line of credit with a bank. The line bears interest at prime (5.25% at December 31, 2004), interest only payments are due monthly, with final payment of interest and principal due on July 31, 2006. The

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -— (Continued)

line of credit is secured by all assets of the Company. The Company had no outstanding balance against the line of credit at December 31, 2004 and 2003. The line of credit is subject to financial covenants. The Company is currently in compliance with the covenants.

(9) Long-Term Debt and Other Non-current Liabilities

     Long-term debt and other non-current liabilities consist of the following (amounts in thousands):

	December 31,
	2004	2003
Estimate of Invision earn-out	$716	$847
Liability for license fee	75	200

	791	1,047
Less current portion	328	521

Long-term debt, less current portion	$463	$526

     In connection with its acquisition of certain assets of Invision Software and Invision Wireless, the Company recorded a liability of $847,000, which represents the excess of the fair value of assets acquired over the initial consideration paid for those assets. This liability will be reduced by earn-out payments when the contingent consideration is earned. During 2004, the Company paid $131,000 in earn-out consideration. The Company has recorded a current portion of this liability of $303,000 based on its estimate of contingent consideration to be earned during 2005.

     In connection with its settlement of litigation with General Dynamics during 2003, the Company obtained a ten year trademark license from General Dynamics in exchange for $400,000, plus $1,000 in interest charges. The Company made installment payments of $201,000 and $125,000 during 2003 and 2004, respectively. Future installments are payable as follows: $25,000 on January 15, 2005, which has been recorded as a current liability, $25,000 on January 15, 2006, and $25,000 on January 15, 2007.

(10) Lease Commitments

     The Company has entered into various non-cancelable operating lease agreements for its office facilities and office equipment. Existing facility leases require monthly rents plus payment of property taxes, normal maintenance and insurance on facilities. Rental expense for the operating leases was $875,000, $1,061,000 and $855,000 during the years ended 2004, 2003, and 2002, respectively.

     A summary of the minimum future lease payments for the years ending after December 31 follows (amounts in thousands):

2005	$786
2006	688
2007	678
2008	374
2009	—
Thereafter	—

$2,526

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -— (Continued)

(11) Income Taxes

     The Company has generated net operating losses for both financial and income tax reporting purposes since inception. At December 31, 2004, the Company had net operating loss carryforwards for federal income tax purposes of approximately $152,000,000 and approximately $4,800,000 for foreign income tax purposes, which, subject to annual limitations, are available to offset future taxable income, if any. The federal net operating loss carryforwards expire between 2011 and 2023.

     The temporary differences that give rise to deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows (amounts in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Net operating loss carryforward for federal income taxes	$51,848	$30,795
Net operating loss carryforward for foreign income taxes	1,446	1,349
Net operating loss carryforward for state income taxes	3,502	3,505
Depreciation and amortization	—	324
Accrued liabilities	88	100
Reserves	117	97
Bad debts	146	360
Investment tax credits	181	181
Inventory obsolescence	677	322

Total gross deferred tax assets	58,005	37,033

Deferred tax liabilities:
Depreciation and amortization	(330)	—
Acquisitions	(253)	(331)

Total gross deferred tax liabilities	(583)	(331)

Net deferred tax assets	57,422	36,702
Less valuation allowance	(57,422)	(36,702)

Net deferred tax assets	$—	$—

     The valuation allowance for deferred tax assets as of December 31, 2004 and 2003 was $57,422,000 and $36,702,000, respectively. The net change in the total valuation allowance for the year ended December 31, 2004 was an increase of $20,720,000 and for the year ended December 31, 2003 was a decrease of $1,930,000. The increase in deferred tax asset valuation allowance is due primarily to the incorporation of net operating losses from acquired entities into the Company’s consolidated net operating loss carryforwards. During 2004, the Company completed its tax return filings for years related to its significant acquisitions. As a result of the tax return preparation, approximately $60 million in acquired net operating losses were quantified, which are subject to Section 382 limitations which have not yet been quantified. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. In addition, due to the frequency of equity transactions and acquisitions by the Company, it is possible the use of the net operating loss carryforward may be limited in accordance with Section 382 of the Internal Revenue Code. A determination as to this limitation will be made at a future date as the net operating losses are utilized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences.

(12) Stockholders’ Equity

(a) Convertible Preferred Stock

     Series C preferred stock is convertible into shares of common stock. The initial conversion rate was one for one, but is subject to change if certain events occur. Generally, the conversion rate will be adjusted if the Company issues any non-cash dividends on outstanding securities, splits its securities or otherwise effects a change to the number of its outstanding securities. The conversion rate will also be adjusted if the Company issues additional securities at a price that is less than the price that the Series C preferred stockholders paid for their shares. Such adjustments will be made according to certain formulas that are designed to prevent dilution

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -— (Continued)

of the Series C preferred stock. The Series C preferred stock can be converted at any time at the option of the holder, and will convert automatically, immediately prior to the consummation of a firm commitment public offering of common stock pursuant to a registration statement filed with the Securities and Exchange Commission having a per share price equal to or greater than $24.00 per share and a total gross offering amount of not less than $15,000,000. The rate of conversion was 1-to-1.0883 as of December 31, 2004.

     During 2003, 220,382 shares of Series C preferred stock were converted into 241,785 shares of common stock at an average rate of 1-to-1.09712. During 2004, 59,325 shares of Series C preferred stock were converted into 64,561 shares of common stock at an average conversion rate of 1-to-1.0883. At December 31, 2004, 270,541 shares of Series C preferred stock were outstanding.

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

     All of the Series E Warrants have been exercised and converted into 216,263 shares of common stock, and no Series E Warrants were outstanding at December 31, 2003. As of December 31, 2004, there were 46,999 Series F Warrants outstanding and exercisable for 46,999 shares of common stock.

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

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -— (Continued)

share ratably in all assets remaining after payment of liabilities, subject to the liquidation preferences of any outstanding shares of preferred stock. Holders of shares of common stock have no conversion, redemption or preemptive rights.

(c) Stock Subscription and Deferred Compensation

     During 2001, the Company entered into a promissory note in the principal sum of $76,200 with a consultant to finance his purchase of 60,000 shares of common stock at a purchase price of $1.28 per share. The Company recorded compensation expense of $21,000 during 2001 as a result of this transaction. During 2003, the Company entered into an agreement with this consultant to forgive the balance of the promissory note over a service period of time from May 2003 through June 2004. The Company reduced the principal balance of the promissory note by $36,480 and $39,720, and recorded compensation expense of $36,480 and $39,720 during 2003 and 2004, respectively. At December 31, 2004, the outstanding principal balance of the promissory note is $0.

     During 2001, the Company entered into promissory notes in the principal sum of $598,000 with two executives of the Company and one related party to finance their purchase of 206,898 shares of common stock at a composite purchase price of $2.90 for one share of common stock. During 2003, the remaining principal balance of each of these promissory notes was repaid.

     During 2002, the Company entered into promissory notes in the principal sum of $280,000 with four executives of the Company to finance their purchase of 200,000 shares of common stock at a composite purchase price of $1.40 for one share of common stock. During 2003, one promissory note, in the principal amount of $70,000, was repaid. During 2004, one promissory note, in the principal amount of $70,000, was repaid. At December 31, 2004, two promissory notes, secured by 100,000 shares of common stock, in the principal sum of $140,000 remain outstanding. In January 2005, the remaining two promissory notes were repaid.

     During 2002, in connection with its acquisition of iGo, the Company acquired a promissory note in the principal sum of $230,000 with a former iGo shareholder, which was secured by 115,865 shares of common stock. During 2003, the remaining principal balance of this promissory note was repaid.

     During 2003, in connection with its acquisition of Portsmith, the Company recorded various promissory notes it had acquired in the principal sum of $203,000. During 2003, several promissory notes, in the principal sum of $161,000, were repaid. During 2004, two promissory notes, in the principal sum of $29,000, were repaid. At December 31, 2004, three promissory notes, in the principal sum of $14,000 remain outstanding.

     During 2003, the Company entered into a promissory note in the principal sum of $195,000 with a consultant to finance his purchase of 30,000 shares of common stock at a purchase price of $6.50 per share. The Company entered into an agreement with this consultant to forgive the balance of the promissory note in December 2004. The Company reduced the principal balance of the promissory note by $195,000, and recorded compensation expense of $195,000 during 2004. At December 31, 2004, the outstanding principal balance of the promissory note is $0.

     During 2004, the Company recorded a stock subscription payable of $21,000 and related compensation expense representing 2,370 shares of common stock to be issued to various members of the Company’s board of directors in January 2005, for services rendered in 2004.

     During 2004, the Company issued 82,200 Restricted Stock Units (RSUs) to members of its board of directors as compensation for their election to the board of directors and committee appointments. The RSUs were valued at $8.48, which was the market close price of the Company’s common stock on the date of grant. The Company recorded additional paid-in capital, and associate deferred compensation, of $697,000 upon issuance of the RSUs. The RSUs vest 100% upon the three-year anniversary of the grant date. The deferred compensation is amortized over the applicable service periods, ranging from one to three years. During 2004, the Company recorded compensation expense of $184,000.

(d) Stock Warrants

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

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -— (Continued)

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

     All of the Series E Warrants have been exercised and converted into 216,263 shares of common stock, and no Series E Warrants were outstanding at December 31, 2003. As of December 31, 2003, there were 232,233 Series F Warrants outstanding and exercisable for 232,233 shares of common stock. As of December 31, 2004, there were 46,999 Series F Warrants outstanding and exercisable for 46,999 shares of common stock.

     During 2003, the Company issued 5,000 warrants to a bank in connection with an amendment to its line of credit agreement. These warrants, valued at $25,000, using the Black-Scholes pricing model, are exercisable at $7.59 per share. The value of these warrants was recorded as a component of other assets to be amortized to interest expense over the term of the line of credit agreement.

     During 2003, 200,442 warrants expired. At December 31, 2003, 255,777 unexercised warrants remained outstanding at exercise prices ranging from $1.02 to $7.59 per share.

     During 2004, 7,418 warrants expired. At December 31, 2004, 51,999 unexercised warrants remained outstanding at exercise prices ranging from $1.02 to $7.59 per share.

(13) Employee Benefit Plans

(a) Retirement Plan

     The Company has a defined contribution 401(k) plan for all employees. Under the 401(k) plan, employees are permitted to make contributions to the plan in accordance with IRS regulations. The Company may make discretionary contributions as approved by the Board of Directors. The Company contributed $214,000, $177,000 and $114,000 during 2004, 2003 and 2002, respectively.

(b) Stock Options and Restricted Stock Units

     In 1995, the Board granted stock options to employees to purchase 132,198 shares of common stock. Later in 1996, the Company adopted an Incentive Stock Option Plan (the 1996 Plan) pursuant to the Internal Revenue Code. During 2002, the 1996 Plan was amended to increase the aggregate number of shares of common stock for which options may be granted or for which stock grants may be made to 3,000,000. During 2002, in connection with its acquisition of Cutting Edge Software, the Company’s Board of Directors authorized the issuance of options to purchase 150,000 shares of common stock to certain Cutting Edge Software employees (the CES Options). During 2004, the Company adopted the Mobility Electronics, Inc. Omnibus Long-Term Incentive Plan (the 2004 Omnibus Plan) and the Mobility Electronics, Inc. Non-Employee Directors Plan (the 2004 Directors Plan). Under the 2004 Omnibus Plan, the Company may grant up to 2,350,000 stock options, stock appreciation rights, restricted stock awards, performance awards, and other stock awards. Under the 2004 Directors Plan, the Company may grant up to 400,000 stock options, stock appreciation rights, restricted stock awards, performance awards, and other stock awards. The options under the 1996 Plan, the CES Options, and the 2004 Omnibus Plan and the restricted stock units granted under the 2004 Directors Plan were granted at the fair market value of the Company’s stock at the date of grant as determined by the Company’s Board of Directors. Options become exercisable over varying periods up to 3.5 years and expire at the earlier of termination of employment or up to six years after the date of grant. Restricted stock units granted to the members of the Company’s board of directors vest 100% upon the three year anniversary of the grant date, subject to continued service. There were 24,211, 2,225,000 and 317,106 shares available for grant under the 1996 Plan, the 2004 Omnibus Plan and the 2004 Directors Plan, respectively, as of December 31, 2004.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -— (Continued)

     The per share weighted average fair value of stock options granted under the 1996 Plan, the CES Options, and the 2004 Omnibus Plan for the years ended December 31, 2004, 2003 and 2002, was $4.24, $2.69 and $0.78, respectively, based on the date of grant using the Black-Scholes method with the following weighted average assumptions:

	Years Ended December 31,
	2004	2003	2002
Expected life (years)	3.0	3.5	2.5
Risk-free interest rate	3.25%	3.0%	3.0%
Dividend yield	0.0%	0.0%	0.0%
Volatility	80.0%	100.0%	100.0%

     The following table summarizes information regarding stock option activity for the years ended December 31, 2002, 2003 and 2004:

		Weighted Average
	Number	Exercise Price per Share
Outstanding, December 31, 2001	1,378,038	$3.91
Granted	1,920,096	1.41
Canceled	(718,537)	2.71
Exercised	—	—

Outstanding, December 31, 2002	2,579,597	2.35
Granted	1,210,410	3.98
Canceled	(790,432)	2.79
Exercised	(650,487)	2.39

Outstanding, December 31, 2003	2,349,088	3.03
Granted	419,000	7.93
Canceled	(232,271)	5.15
Exercised	(593,658)	2.13

Outstanding, December 31, 2004	1,942,159	$4.11

     The following table summarizes information about the stock options outstanding at December 31, 2004:

		Weighted	Weighted		Weighted
		Average	Average		Average
	Options	Remaining	Exercise	Options	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$0.79-$1.95	1,004,405	3.30	$1.34	378,436	$1.34
$1.96-$4.00	218,674	1.46	$3.11	212,391	$3.12
$4.01-$8.03	288,079	5.18	$7.01	25,234	$7.06
$8.10-$11.95	431,001	5.18	$9.12	97,472	$9.36

$0.79-$11.95	1,942,159	3.79	$4.11	713,533	$3.17

(c) Employee Stock Purchase Plan

     The Company established an Employee Stock Purchase Plan (the “Purchase Plan”) in October 2001, under which 2,000,000 shares of common stock have been reserved for issuance. Eligible employees may purchase a limited number of shares of the Company’s common stock at 85% of the market value at certain plan-defined dates. In 2002, 78,928 shares were issued under the Purchase Plan for net proceeds of $83,000. In 2003, 78,374 were issued under the Purchase Plan for net proceeds of $102,000. In 2004, 16,301 shares were issued under the Purchase Plan for net proceeds of $93,000. At December 31, 2004, 1,800,602 shares were available for issuance under the Purchase Plan.

(14) Discontinued Operations

     During 2004, the Company sold substantially all assets of its Texas subsidiary, which developed and marketed a handheld software product line, for $3,477,500 million plus assumed liabilities of $467,000. The Company received $387,500 in cash, $200,000 held in a short-term escrow fund, $415,000 in a short-term receivable and $2,475,000 million in notes receivable in

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -— (Continued)

exchange for assets with a book value of $3,235,000 million. In connection with this sale of assets, the Company has recorded a deferred gain of $587,000 as a reduction of the notes receivable. Recognition of the gain will occur when collectibility of notes receivable is reasonably assured.

     The results of operations from the handheld software product line have been presented in the statements of operations as discontinued operations. Following is a summary of the discontinued operations related to the Company’s Texas subsidiary that were sold in 2004 (amounts in thousands):

	Years Ended December 31,
	2004	2003	2002
Revenue	$1,063	$1,120	$441
Cost of revenue	319	278	94

Gross profit	744	842	347
Selling, general and administrative expenses	1,210	1,171	1,154

Total discontinued operations	$(466)	$(329)	$(807)

(15) Net Loss per Share

     The computation of basic and diluted net loss per share (EPS) follows (in thousands, except per share amounts):

	Years Ended December 31,
	2004	2003	2002
Numerator:
Loss from continuing operations before cumulative effect of change in accounting principle	$(790)	$(3,240)	$(12,429)
Cumulative effect of change in accounting principle	—	—	(5,627)

Loss from continuing operations	(790)	(3,240)	(18,056)
Discontinued operations	(466)	(329)	(807)

Net loss	(1,256)	(3,569)	(18,863)
Beneficial conversion costs of preferred stock	—	(445)	—
Preferred stock dividend	—	(20)	—

Net loss attributable to common stockholders	$(1,256)	$(4,034)	$(18,863)

Denominator:
Weighted average number of common shares outstanding	28,027	23,440	17,009

Net loss per share — basic and diluted:
Loss from continuing operations before cumulative effect of change in accounting principle	$(0.03)	$(0.14)	$(0.73)
Cumulative effect of change in accounting principle	$—	$—	$(0.33)
Discontinued operations	$(0.02)	$(0.01)	$(0.05)
Net loss attributable to common stockholders	$(0.04)	$(0.17)	$(1.11)
Stock options and warrants and RSUs not included in diluted EPS since antidilutive	2,077	2,596	2,799

Convertible preferred stock not included in diluted EPS since antidilutive	271	330	550

(16) Concentration of Credit Risk, Significant Customers and Business Segments

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

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -— (Continued)

     Three customers accounted for 24%, 18% and 10% of net sales for the year ended December 31, 2004. Four customers accounted for 15%, 14%, 11% and 10% of net sales for the year ended December 31, 2003. Two customers each accounted for 20% of net sales for the year ended December 31, 2002.

     Three customers’ accounts receivable balances accounted for 29%, 17% and 10% at December 31, 2004. Four customers’ accounts receivable balances accounted for 22%, 14%, 12% and 11% of net accounts receivable at December 31, 2003.

     Export sales were approximately 18%, 14% and 15% of the Company’s net sales for the years ended December 31, 2004, 2003 and 2002, respectively. The principal international market served by the Company was Europe.

     The Company is engaged in the business of the sale of computer peripheral products. While the Company’s chief operating decision maker (CODM) evaluates revenues and profit margins based on products lines, routes to market and geographies, the CODM only evaluates operating results for the Company taken as a whole. As a result, in accordance with FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has determined it has one operating business segment, the sale of computer peripheral products.

     The following tables summarize the Company’s revenues by product line, as well as its revenues by geography and the percentages of revenue by route to market.

	Revenues by Product Lines
	2004	2003	2002
	(Amounts in thousands)
Computer power products	$44,130	$27,757	$8,122
Mobile electronic device power products	4,813	—	—
Handheld products	10,457	9,790	9,219
Expansion and docking products	6,802	6,737	6,985
Accessories and other products	3,353	5,016	5,643
Technology transfer fees	658	1,450	924

Total revenues	$70,213	$50,750	$30,893

	Revenues by Geography
	2004	2003	2002
North America	$57,646	$43,664	$26,384
Europe	7,874	6,042	4,135
Asia Pacific	4,534	951	356
All other	159	93	18

	$70,213	$50,750	$30,893

	Percentage of Revenue by Route to Market
	2004	2003	2002
OEM and private-label-resellers	61%	45%	63%
Retailers and distributors	27%	45%	13%
Other	12%	10%	24%

Total	100%	100%	100%

     The following table summarizes the Company’s profit margins by product lines. Profit margins, as indicated below, are computed on the basis of direct product cost only, which does not include overhead cost that is factored into consolidated gross profit margin.

	2004	2003	2002
Computer power products	38%	45%	32%
Mobile electronic device power products	40%	—	—
Handheld products	34%	26%	33%
Expansion and docking products	59%	52%	40%
Accessories and other products	48%	50%	36%
Technology transfer fees	78%	86%	100%

(17) Contingencies

     Holmes Lundt, et al., plaintiffs, and Jason Carnahan, et. al., intervenors, v. Mobility Electronics, Inc., Portsmith, Inc., Charles R. Mollo, Joan W. Brubacher, and Jeffrey R. Harris, pending in the District Court of the Fourth Judicial District of Idaho, Ada County, Case No. CV-0C-0302562D. This lawsuit initially was commenced on April 2, 2003, by Holmes Lundt, former President and CEO of Mobility Idaho, Inc. (formerly Portsmith, Inc.), the Company’s wholly-owned subsidiary, and his wife, but additional plaintiffs were added, and several of the Company’s officers and directors were added as defendants. The claims asserted arise substantially out of the transactions surrounding the Company’s acquisition of Portsmith in February 2002. Among other things, plaintiffs and intervenors disputed that the Company appropriately calculated and paid the earn-out consideration called for by the Portsmith merger agreement. The court issued an order on April 15, 2004 granting the Company’s motion for partial summary judgment on this pricing issue, meaning the court agreed that the Company had properly calculated the pricing of the shares issued by the Company in the Portsmith merger. The plaintiffs then filed a motion requesting that the court reconsider its order granting the Company’s motion for partial summary judgment on the pricing issue. The court held a hearing on this motion on October 27, 2004, and issued a ruling on November 18, 2004 denying the plaintiffs motion, again affirming that the Company appropriately calculated the pricing of the shares issued by the Company in the Portsmith merger. Subsequently, the Carnahan plaintiffs filed a second amended complaint with the court on December 13, 2004, the Lundt plaintiffs filed a third amended complaint with the court on February 14, 2005, and a new set of plaintiffs, also former shareholders of Portsmith, filed an initial complaint with the court on February 18, 2005 titled Jess Asla, et. al., plaintiffs v. Mobility Electronics, Inc., Charles Mollo and Joan Brubacher, pending in the District Court of the Fourth Judicial District of Idaho, Ada County, Case No. CV-OC-0501139. All three of these complaints assert claims for breach of contract, breach of an alleged covenant of good faith and fair dealing, unjust enrichment, declaratory judgment, breach of fiduciary duty, constructive

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -— (Continued)

trust, conversion, and interference with prospective economic advantage. The Lundt plaintiffs also assert claims for breach of Mr. Lundt’s employment agreement, and wrongful termination of Mr. Lundt. All three complaints seek monetary damages. This case is currently set for trial in January 2006. The Company intends to vigorously defend against the claims as well as pursue its own claims against the plaintiffs.

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

(18) Related Party Transactions

     The Company previously had an agreement with a related entity under which this entity provided management services. The Company discontinued its agreement with this related party effective August 31, 2003. The Company paid the consultant approximately $0, $8,000 and $10,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

     During 2002, the Company sold 200,000 shares of common stock to four executives at a purchase price of $1.40 per share. Each investor executed and delivered to the Company a three-year promissory note, in the original principal amount of $70,000 each (or $280,000 in total) and bearing interest at a rate of 6% per annum. Each promissory note is secured by the shares of common stock issued. During 2003, one promissory note was paid in full. During 2004, an additional promissory note was paid in full. The outstanding notes are reflected as contra equity on the statement of stockholders’ equity. In January 2005, the remaining two promissory notes were paid in full.

(19) Supplemental Financial Information

     A summary of additions and deductions related to the allowances for accounts receivable for the years ended December 31, 2004, 2003 and 2002 follows (amounts in thousands):

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Year	Expenses	Utilization	Year
Allowance for doubtful accounts:
Year ended December 31, 2004	$424	$(122)	$(9)	$311

Year ended December 31, 2003	$239	$421	$236	$424

Year ended December 31, 2002	$77	$166	$4	$239

Allowance for sales returns:
Year ended December 31, 2004	$124	$480	$421	$183

Year ended December 31, 2003	$211	$603	$690	$124

Year ended December 31, 2002	$229	$91	$109	$211

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -— (Continued)

(20) Quarterly Financial Data (Unaudited)

     A summary of the quarterly data for the years ended December 31, 2004 and 2003 follows (amounts in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2004:
Net revenue	$14,044	$16,651	$18,959	$20,559

Gross profit	$4,612	$4,346	$5,857	$6,104

Operating expenses	$(5,388)	$(5,363)	$(5,644)	$(5,278)

Income (loss) from continuing operations	$(772)	$(1,066)	$180	$867

Loss from discontinued operations	$(1)	$(169)	$(296)	$—

Net income (loss)	$(773)	$(1,234)	$(116)	$867

Net income (loss) per share:
Basic and diluted	$(0.03)	$(0.04)	$(0.00)	$0.03

Year ended December 31, 2003:
Net revenue	$11,743	$12,848	$12,807	$13,352

Gross profit	$4,021	$4,418	$4,634	$4,067

Operating expenses	$(5,054)	$(5,763)	$(4,918)	$(4,622)

Loss from operations continuing operations	$(988)	$(1,358)	$(314)	$(580)

Loss from discontinued operations	$(88)	$(73)	$(92)	$(76)

Beneficial conversion value of convertible preferred stock and preferred stock dividend	$(445)	$(20)	$—	$—

Net loss attributable to common stockholders	$(1,521)	$(1,451)	$(406)	$(656)

Net loss per share:
Basic and diluted	$(0.07)	$(0.07)	$(0.02)	$(0.02)

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

     See page 36 for Management’s Report on Internal Control Over Financial Reporting and page 37 for Independent Registered Public Accounting Firm on our assessment of internal control over financial reporting and opinion on the effectiveness of the Company’s internal control over financial reporting.

Item 9B. Other Information

     None.

PART III

Item 10. Executive Officers, Directors and Key Employees

     The response to this Item regarding our directors and compliance with Section 16(a) of the Exchange Act by our officers and directors will be contained in the Proxy Statement for the 2005 Annual Meeting of Stockholders under the captions “Proposal No. 1 Election of Directors”, “Executives and Executive Compensation”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Principal Stockholders” and is incorporated by reference herein.

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

Item 11. Executive Compensation

     The response to this Item will be contained in the Proxy Statement for the 2005 Annual Meeting of Stockholders under the captions “Director Compensation Committee Report”, “Executive Compensation” and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The response to this Item will be contained in the Proxy Statement for the 2005 Annual Meeting of Stockholders under the caption “Principal Stockholders” and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions

     The response to this Item will be contained in the Proxy Statement for the 2005 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions” and is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

     The response to this item will be contained in the Proxy Statement for the 2005 Annual Meeting of Stockholders under the caption “Independent Public Accountants” and is incorporated by reference herein.

PART IV

Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

     (a) (1) (2) Financial Statements.

     See the Index to Consolidated Financial Statements and Financial Statement Schedule in Part II, Item 8.

     (b) Reports on Form 8-K.

     We filed the following reports on Form 8-K during the quarter ended December 31, 2004:

•	Form 8-K dated October 25, 2004, furnishing under Items 7 and 12 a press release, dated October 25, 2004, announcing the Company’s results of operations for the quarter ended September 30, 2004;

•	Form 8-K dated November 1, 2004, disclosing information under Item 8.01 regarding the adoption of 10b5-1 Plans by Charlie Mollo, the Company’s President and Chief Executive Officer and Tim Jeffries, the Company’s Executive Vice President and Chief Operating Officer; and

•	Form 8-K dated November 12, 2004, disclosing information under Item 8.01 regarding the dismissal of a class action lawsuit that had previously been filed against the Company.

     (c) Exhibits.

     The Exhibit Index and required Exhibits immediately following the Signatures to this Form 10-K are filed as part of, or hereby incorporated by reference into, this Form 10-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the following persons in the capacities indicated on March 11, 2005.

MOBILITY ELECTRONICS, INC.
/s/ Charles R. Mollo
Charles R. Mollo
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles R. Mollo and Joan W. Brubacher, jointly and severally, his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 11, 2005.

SIGNATURES	TITLE

/s/ Charles R. Mollo Charles R. Mollo	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
/s/ Joan W. Brubacher Joan W. Brubacher	Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)
/s/ William O. Hunt William O. Hunt	Director
/s/ Jerre L. Stead Jerre L. Stead	Director
/s/ Jeffrey R. Harris Jeffrey R. Harris	Director
/s/ Larry M. Carr Larry M. Carr	Director
/s/ Robert W. Shaner Robert W. Shaner	Director

EXHIBIT INDEX

Exhibit
Number	Description of Document
2.1	Agreement and Plan of Merger dated October 2, 2000, by and among the Company, Mesa Ridge Technologies, Inc. d/b/a MAGMA and the stockholders of MAGMA (1)***

2.2	Agreement and Plan of Merger dated as of February 20, 2002, by and among Portsmith, Inc., certain holders of the outstanding capital stock of Portsmith, Mobility Electronics, Inc. and Mobility Europe Holdings, Inc. (2)***

2.3	Agreement and Plan of Merger dated March 23, 2002, by and among Mobility Electronics, Inc., iGo Corporation and IGOC Acquisition (2)***

2.4	Agreement and Plan of Merger by and among Cutting Edge Software, Inc., Jeff Musa, Mobility Electronics, Inc. and CES Acquisition, Inc. dated August 20, 2002 (3)***

2.5	Agreement and Plan of Merger among Cutting Edge Software, Inc. and CES II Acquisition, Inc. dated August 21, 2002 (4)***

3.1	Certificate of Incorporation of the Company (5)

3.2	Articles of Amendment to the Certificate of Incorporation of the Company dated as of June 17, 1997 (6)

3.3	Articles of Amendment to the Certificate of Incorporation of the Company dated as of September 10, 1997 (5)

3.4	Articles of Amendment to the Certificate of Incorporation of the Company dated as of July 20, 1998 (5)

3.5	Articles of Amendment to the Certificate of Incorporation of the Company dated as of February 3, 2000 (5)

3.6	Articles of Amendment to the Certificate of Incorporation of the Company dated as of March 31, 2000 (6)

3.7	Certificate of Designations, Preferences, Rights and Limitations of Series C Preferred Stock (5)

3.8	Certificate of the Designations, Preferences, Rights and Limitations of Series D Preferred Stock (7)

3.9	Certificate of the Designations, Preferences, Rights and Limitations of Series E Preferred Stock of Mobility Electronics, Inc. (8)

3.10	Certificate of the Designations, Preferences, Rights and Limitations of Series F Preferred Stock of Mobility Electronics, Inc. (8)

3.11	Certificate of Designations, Preferences, Rights and Limitations of Series G Junior Participating Preferred Stock of Mobility Electronics, Inc. (9)

3.12	Amended and Restated Bylaws of the Company (23)

4.1	Specimen of Common Stock Certificate (10)

4.2	Form of Warrant to Purchase Shares of common stock of the Company used with the Series C Preferred Stock Private Placements (6)**

4.3	Form of Series C Preferred Stock Purchase Agreement used in 1998 and 1999 Private Placements (5)**

4.4	Form of Series C Preferred Stock and Warrant Purchase Agreement used in 1999 and 2000 Private Placements (5)**

4.5	Form of Warrant to Purchase common stock of the Company issued to certain holders in connection with the Contribution and Indemnification Agreement by and among Janice L. Breeze, Jeffrey S. Doss, Charles S. Mollo, Cameron Wilson, the Company and certain Stockholders of the Company, dated November 2, 1999 (7)**

4.6	Lockup Agreement by and between Mobility Electronics, Inc. and Jeff Musa dated August 20, 2002 (4)

4.7	Form of Series E Preferred Stock and Warrant Purchase Agreement (8)**

4.8	Form of Series F Preferred Stock and Warrant Purchase Agreement (8)**

Exhibit
Number	Description of Document
4.9	Form of Warrant issued to purchasers of Series E Stock (8)

4.10	Form of Warrant issued to purchasers of Series F Stock (8)

4.11	Registration Rights Agreement by and between Jeff Musa and the Company (Exhibit H on the Agreement and Plan of Merger by and among Cutting Edge Software, Inc., Jeff Musa, the Company and CES Acquisition, Inc., dated August 20, 2002) (10)

4.12	Rights Agreement between the Company and Computershare Trust Company, dated June 11, 2003 (9)

4.13	Form of Common Stock Purchase Agreement relating to private placement completed August 29, 2003.**(11)

4.14	Form of Warrant to Purchase Common Stock of the Company issued to Silicon Valley Bank on September 3, 2003.(12)

10.1	Robert P. Dilworth Nonqualified Stock Option Agreement dated May 21, 1999.(5)+

10.2	Charles R. Mollo Option Agreement dated December 1, 1999.(5)+

10.3	Jeffrey S. Doss Option Agreement dated December 1, 1999.(5)

10.4	Jeffrey S. Doss Pledge Agreement dated December 1, 1999.(5)

10.5	Jeffrey S. Doss Promissory Note in favor of the Company dated December 1, 1999 in the principal amount of $300,000.(5)

10.6	First Amendment to Option Agreement dated December 1, 1999 between Jeffrey S. Doss and the Company.(5)+

10.7	William O. Hunt Non-qualified Stock Option Agreement dated December 8, 1999.(7)+

10.8	Amended and Restated 1996 Long Term Incentive Plan, as amended on January 13, 2000.(5)+

10.9	Employee Stock Purchase Plan(13)+

10.10	Form of Stock Purchase Agreement, dated as of March 2, 2001, by and between the Company and each of Jeffrey S. Doss, Donald W. Johnson and La Luz Enterprises, L.L.C.(14)**

10.11	Form of Promissory Note, dated March 2, 2001, in the principal amount of $199,311, and issued by each of Jeffrey S. Doss, Donald W. Johnson and La Luz Enterprises, L.L.C. to the Company.(14)**

10.12	Form of Pledge and Security Agreement, dated as of March 2, 2001, by and between the Company and each of Jeffrey S. Doss, Donald W. Johnson and La Luz Enterprises, L.L.C.(14)**

10.13	Guaranty, dated as of March 2, 2001, issued by Charles R. Mollo in favor of the Company.(14)

10.14	Stock Escrow Agreement entered into as of February 20, 2002, by and among Holmes Lundt as the representative of the holders of outstanding capital stock of Portsmith, Inc., Mobility Electronics, Inc., and Jackson Walker L.L.P.(4)

10.15	Form of Promissory Note in the principal amount of $70,000 dated May 7, 2002 by and between the Company and each of Joan W. Brubacher, Darryl S. Baker, Ed Romascan and Tim S. Jeffries.**(20)

10.16	Form of Pledge and Security Agreement, dated as of May 7, 2002 by and between the Company and each of Joan W. Brubacher, Darryl S. Baker, Ed Romascan and Tim S. Jeffries.**(20)

10.17	Letter Agreement with Jackson Walker L.L.P. dated September 12, 2002.(3)

10.18	Letter Agreement with Jackson Walker L.L.P. dated May 29, 2003.(15)

10.19	Loan and Security Agreement dated September 27, 2002 between Silicon Valley Bank, Mobility Electronics, Inc., Portsmith, Inc., and Magma, Inc.(16)

10.20	Intellectual Property Security Agreement dated September 27, 2002 by and between Silicon Valley Bank and Mobility Electronics, Inc.(16)

Exhibit
Number	Description of Document
10.21	Continuing Guaranty dated September 27, 2002 by Cutting Edge Software, Inc. in favor of Silicon Valley Bank.(16)

10.22	Intellectual Property Security Agreement dated September 27, 2002 by and between Silicon Valley Bank and Cutting Edge Software, Inc.(16)

10.23	Amendment to Loan Documents by and between Silicon Valley Bank, the Company and certain of its subsidiaries, dated January 31, 2003 (12)

10.24	Amendment to Loan Documents by and between Silicon Valley Bank, the Company and certain of its subsidiaries, dated March 31, 2003 (12)

10.25	Amendment to Loan Documents by and between Silicon Valley Bank, the Company and certain of its subsidiaries, dated August 25, 2003 (12)

10.26	Amendment to Loan Documents by and between Silicon Valley Bank, the Company and certain of its subsidiaries, dated as of July 31, 2004 (21)

10.27	Purchase Agreement dated as of November 15, 2002, by and between Richard C. Liggitt and Mobility Electronics, Inc.(17)

10.28	Compromise Settlement Agreement dated November 15, 2002, by and between Mobility Electronics, Inc., Portsmith, Inc., Holmes Lundt, Jess Asla, Richard Neff, Dan Axtman and Richard C. Liggitt.(17)

10.29	Form of Indemnity Agreement executed between the Company and certain officers and directors.(18)**

10.31	Form of Indemnity Agreement executed between the Company and its officers and directors.(7)**

10.31	Amended and Restated Promissory Note by and between Jeffrey S. Doss and the Company dated February 1, 2003.(19)

10.32	Amended and Restated Pledge and Security by and between Jeffrey S. Doss and the Company dated February 1, 2003.(19)

10.33	Asset Purchase Agreement by and among InVision Wireless, LLC, InVision Software Inc. and Mobility Electronics, dated as of November 14, 2003 (22)

10.34	Standard Multi-Tenant Office Lease by and between Mobility Electronics, Inc. and I.S. Capital, LLC, dated July 17, 2002 (22)

10.35	Amendment to Lease Agreement by and between Mobility Electronics, Inc. and I.S. Capital, LLC, dated February 1, 2003 (22)

10.36	Second Amendment to Lease Agreement by and between Mobility Electronics, Inc. and I.S. Capital, LLC, dated January 15, 2004 (22)

10.37	Third Amendment to Lease Agreement by and between the Company and Mountain Valley Community Church, effective as of October 6, 2004 (21)

10.38	Amended and Restated Employment Agreement by and between the Company and Charles R. Mollo dated April 14, 2004(15)+

10.39	Employment Agreement by and between the Company and Joan W. Brubacher dated April 14, 2004 (15)+

10.40	Employment Agreement by and between the Company and Tim Jeffries dated April 14, 2004 (15)+

21.1	Subsidiaries.

•	iGo Direct Corporation (Delaware)

•	Mobility 2001 Limited (United Kingdom)

•	Magma, Inc. (Delaware)

•	Mobility Idaho, Inc. (Delaware)

•	Mobility Texas, Inc. (Texas)

Exhibit
Number	Description of Document
23.1	Consent of KPMG LLP.*

24.1	Power of Attorney (included on page 65 of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

**	Each of these agreements is identical in all material respects except for the Purchasers.

***	Schedules and similar attachments have been omitted from these agreements. The registrant will furnish supplementally a copy of any omitted schedule or attachment to the Commission upon request.

+	Management or compensatory plan or agreement.

(1)	Previously filed as an exhibit to Current Report on Form 8-K dated October 17, 2000.

(2)	Previously filed as an exhibit to Form 10-K for the year ended December 31, 2001.

(3)	Previously filed as an exhibit to Registration Statement No. 333-99845 on Form S-3 dated September 19, 2002.

(4)	Previously filed as an exhibit to Form 10-K for the year ended December 31, 2002.

(5)	Previously filed as an exhibit to Registration Statement No. 333-30264 dated February 11, 2000.

(6)	Previously filed as an exhibit to Amendment No. 2 to Registration Statement No. 333-30264 on Form S-1 dated May 4, 2000.

(7)	Previously filed as an exhibit to Amendment No. 1 to Registration Statement No. 333-30264 on Form S-1 dated March 28, 2000.

(8)	Previously filed as an exhibit to Current Report on Form 8-K filed on January 14, 2003.

(9)	Previously filed as an exhibit to Current Report on Form 8-K filed on June 19, 2003.

(10)	Previously filed as an exhibit to Amendment No. 3 to Registration Statement No. 333-30264 on Form S-1 dated May 18, 2000.

(11)	Previously filed as an exhibit to Registration Statement No. 333-108623 on Form S-3 filed on September 9, 2003.

(12)	Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2003.

(13)	Previously filed as an exhibit to Registration Statement No. 333-69336 on Form S-8 filed on September 13, 2001.

(14)	Previously filed as an exhibit to Form 10-K for the period ended December 31, 2000.

(15)	Previously filed as an exhibit to Form 10-Q for the quarter ended March 31, 2004.

(16)	Previously filed as an exhibit to Amendment No. 1 to Registration Statement No. 333-99845 on Form S-3 dated November 21, 2002.

(17)	Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2002.

(18)	Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2001.

(19)	Previously filed as an exhibit to Current Report on Form 8-K dated February 7, 2003.

(20)	Previously filed as an exhibit to Form 10-Q for the quarter ended June 30, 2002.

(21)	Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2004.

(22)	Previously filed as an exhibit to Form 10-K for the period ended December 31, 2003.

(23)	Previously filed as an exhibit to Registration Statement No. 333-116182 dated June 4, 2004.

     All other schedules and exhibits are omitted because they are not applicable or because the required information is contained in the Financial Statements or Notes thereto.