Form 10-Q
period 2005-03-31
MOBILITY ELECTRONICS INC
filed 2005-05-10
CIK 1075656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Not applicable
(Former Name, Former Address, and Former Fiscal Year if Changed Since Last Report)

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

YES ☑            NO ☐

At May 9, 2005, there were 30,150,606 shares of the Registrant’s Common Stock outstanding.

MOBILITY ELECTRONICS, INC.
FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,230	$12,768
Accounts receivable, net	16,663	16,905
Inventories	8,259	7,513
Prepaid expenses and other current assets	379	443

Total current assets	38,531	37,629

Property and equipment, net	2,103	2,127
Goodwill	12,161	11,944
Intangible assets, net	3,065	3,059
Notes receivable and other	1,731	2,032

Total assets	$57,591	$56,791

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,591	$12,411
Accrued expenses and other current liabilities	959	1,514
Current installments of non-current liabilities	297	328

Total current liabilities	14,847	14,253
Non-current liabilities, less current portion	438	463

Total liabilities	15,285	14,716

Stockholders’ equity:
Convertible preferred stock	3	3
Common stock	287	285
Additional paid-in capital	153,805	147,547
Accumulated deficit	(106,028)	(105,318)
Deferred compensation and other	(5,964)	(646)
Accumulated other comprehensive income	203	204

Total stockholders’ equity	42,306	42,075

Total liabilities and stockholders’ equity	$57,591	$56,791

See accompanying notes to unaudited condensed consolidated financial statements.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2005	2004
Revenue	$18,358	$14,044
Cost of revenue	12,881	9,432

Gross profit	5,477	4,612

Operating expenses:
Marketing and sales	1,986	1,658
Research and development	1,397	1,424
General and administrative	2,842	2,304

Total operating expenses	6,225	5,386

Loss from operations	(748)	(774)

Other income (expense):
Interest income (expense), net	38	(20)
Other income, net	—	22

Loss from continuing operations	(710)	(772)

Discontinued operations:
Loss from discontinued operations of handheld software product line	—	(1)

Net loss	$(710)	$(773)

Net loss per share:
Basic and diluted
Continuing operations	$(0.02)	$(0.03)
Discontinued operations	$—	$(0.00)

Total basic net loss per share	$(0.02)	$(0.03)

Weighted average common shares outstanding:
Basic and diluted	28,601	27,651

See accompanying notes to unaudited condensed consolidated financial statements.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three months ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(710)	$(773)
Less loss from discontinued operation	—	1

Loss from continuing operations	(710)	(772)

Adjustments to reconcile net loss to net cash used in operating activities:
Provision for accounts receivable and sales returns and credits	94	73
Depreciation and amortization	466	491
Amortization of deferred compensation	338	—
Impairment of tooling equipment	82	—
Changes in operating assets and liabilities:
Accounts receivable	162	(1,425)
Inventories	(746)	(873)
Prepaid expenses and other assets	(354)	(599)
Accounts payable	1,162	2,574
Accrued expenses and other current liabilities	(531)	344

Net cash used in operating activities	(37)	(187)

Cash flows from investing activities:
Purchase of property and equipment	(323)	(319)

Net cash used in investing activities	(323)	(319)

Cash flows from financing activities:
Payment of non-current liabilities	(25)	(125)
Net proceeds from issuance of common stock, exercise of options and warrants, and repayment of stock subscription notes receivable	605	245

Net cash provided by financing activities	580	120

Effects of exchange rate changes on cash and cash equivalents	(1)	13
Net cash provided by (used in) discontinued operations	243	(97)

Net increase (decrease) in cash and cash equivalents	462	(470)
Cash and cash equivalents, beginning of period	12,768	11,024

Cash and cash equivalents, end of period	$13,230	$10,554

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

     The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying condensed consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2004 included in the Company’s Form 10-K, filed with the SEC. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of results to be expected for the full year or any other period.

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

     Certain amounts included in the 2004 condensed consolidated financial statements have been reclassified to conform to the 2005 financial statement presentation.

     The Company believes its critical accounting policies, consisting of revenue recognition, inventory valuation and goodwill valuation affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. These policies are discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2) Stock-based Compensation

     At March 31, 2005, the Company accounted for stock-based compensation under the intrinsic value recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). These plans provide for the grant of incentive stock options and restricted stock units to eligible employees.

a. Stock Options

     Following the guidance of APB 25, no stock-based employee compensation expense is reflected in net income for employee stock options granted under the plans to date, as all options granted had an exercise price at least equal to the fair market value of shares of common stock on the date of the grant.

     The Financial Accounting Standards Board recently published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for SFAS 123R. In accordance with the new rule, the accounting provisions of SFAS 123R will be effective for the Company in 2006. The Company will adopt the provisions of SFAS 123R using a modified prospective application. Under modified prospective application, SFAS 123R, which provides certain changes to the method for valuing share-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the vesting period has not been completed as of the effective date will be recognized over the remaining vesting period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123R. At March 31, 2005, unamortized compensation expense, as determined in accordance with SFAS 123R, that the Company expects to record during fiscal 2006 was approximately $98,000. The Company determined it would not issue any stock options in future periods, and accordingly, does not expect to incur additional expense. The Company is in the process of determining how the guidance regarding valuing share-based compensation as prescribed in SFAS 123R will be applied to valuing share-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on its financial statements.

     On March 11, 2005, in response to the issuance of SFAS 123R, the Company’s Compensation and Human Resources Committee of the Board of Directors approved accelerating the vesting of all unvested stock options held by current employees, including executive officers and directors with an exercise price of $6.00 or greater. Unvested options to purchase 540,369 shares became exercisable as a result of the vesting acceleration.

     The decision to accelerate vesting of these options was made primarily to avoid recognizing compensation expense in the statement of operations in future financial statements upon the effectiveness of SFAS 123R. The Company estimates that the maximum future compensation expense that will be avoided, based on an implementation date for SFAS 123R of January 1, 2006, will be approximately $1,609,000, of which approximately $409,000 is related to options held by executive officers and directors of the Company. The acceleration did not generate significant compensation expense as accounted for under APB 25, as the majority of options for which vesting was accelerated had exercise prices that exceeded the market price of the Company’s common stock on March 11, 2005. The pro-forma results presented in the table below include approximately $1,609,000 of compensation expense for the three months ended March 31, 2005 resulting from the vesting acceleration.

     Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123R, the Company’s net loss and net loss per share would have been increased to the pro forma amount indicated below (amounts in thousands, except per share):

	Three Months Ended March 31,
	2005	2004
Net loss:
As reported	$(710)	$(773)
Total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax of $0 for all periods	(1,897)	(284)

Pro forma	$(2,607)	$(1,057)

Net loss per share — basic and diluted:
As reported	$(0.02)	$(0.03)

Pro forma	$(0.09)	$(0.04)

     The value of stock-based employee compensation expense for the three months ended March 31, 2005 and 2004 was determined using the Black-Scholes method with the following assumptions:

	March 31,
	2005	2004
Expected life (years)	3.0	2.5
Risk-free interest rate	4.0%	2.25%
Dividend yield	0.0%	0.0%
Volatility	80.0%	100.0%

b. Restricted Stock Units

     During the first quarter of 2005, the Company granted 788,750 restricted stock units (“RSUs”) to certain key employees pursuant to the Mobility Electronics, Inc. Omnibus Long-Term Incentive Plan. The awards are accounted for using the measurement and recognition principles of APB 25. Accordingly, unearned compensation is measured at the date of grant and recognized as compensation expense over the period in which the RSUs vest. RSUs awarded during the first quarter of 2005 will vest after five years, but may vest earlier if specific performance criteria are met. At March 31, 2005, $5,774,000 of unearned compensation is recorded as a reduction in stockholders’ equity as a result of the RSUs. For the three months ended March 31, 2005, the Company recorded $327,000 of stock-based compensation expense relating to the RSUs in selling, general and administrative expense.

(3) Inventories

     Inventories consist of the following (amounts in thousands):

	March 31,	December 31,
	2005	2004
Raw materials	$2,269	$2,122
Finished goods	5,990	5,391

	$8,259	$7,513

(4) Goodwill

     The changes in the carrying amount of goodwill are as follows (amounts in thousands):

Reported balance at December 31, 2004	$11,944
Miscellaneous direct acquisition costs related to original indemnification of iGo officers	217

Reported balance at March 31, 2005	$12,161

(5) Intangible Assets

     Intangible assets consist of the following at March 31, 2005 and December 31, 2004 (amounts in thousands):

		March 31, 2005			December 31, 2004
	Average	Gross		Net	Gross		Net
	Life	Intangible	Accumulated	Intangible	Intangible	Accumulated	Intangible
	(Years)	Assets	Amortization	Assets	Assets	Amortization	Assets
Amortized intangible assets:
License fees	7	$2,308	$(908)	$1,400	$2,258	$(843)	$1,415
Patents and trademarks	3	2,078	(1,067)	1,011	1,921	(994)	927
Trade names	10	378	(98)	280	378	(88)	290
Customer list	10	662	(288)	374	662	(235)	427

Total		$5,426	$(2,361)	$3,065	$5,219	$(2,160)	$3,059

(6) Line of Credit

     In October 2002, the Company entered into a $10,000,000 line of credit with a bank. The line bears interest at prime (5.75% at March 31, 2005), interest only payments are due monthly, with final payment of interest and principal due on July 31, 2006. The line of credit is secured by all assets of the Company. The Company had no outstanding balance against the line of credit at March 31, 2005 and 2004. The line of credit is subject to financial covenants. The Company is currently in compliance with the covenants. At March 31, 2005, the Company had borrowing base capacity of $9,359,000.

(7) Non-current Liabilities

     Non-current liabilities consist of the following (amounts in thousands):

	March 31,	December 31,
	2005	2004
Estimate of Invision earn-out	$685	$716
Liability for license fee	50	75

	735	791
Less current portion	297	328

Non-current liabilities, less current portion	$438	$463

     In connection with its acquisition of certain assets of Invision Software and Invision Wireless, the Company recorded a liability of $847,000, which represents the excess of the fair value of assets acquired over the initial consideration paid for those assets. This liability will be reduced by earn-out payments when the contingent consideration is earned. Accordingly, the Company has recorded a current portion of this liability of $272,000 based on its estimate of contingent consideration to be earned during 2005. The Company made actual earn-out payments of $31,000 during the three months ended March 31, 2005.

     In connection with its settlement of litigation with General Dynamics during 2003, the Company obtained a ten year trademark license from General Dynamics in exchange for $400,000, plus $1,000 in interest charges. During 2003, the Company made a $201,000 installment payment. In January 2004, the Company made a $125,000 installment payment. In

January 2005, the Company made a $25,000 installment payment. Future installments are payable as follows: $25,000 on January 15, 2006, which has been recorded as a current liability, and $25,000 on January 15, 2007.

(8) Stockholders’ Equity

(a) Convertible Preferred Stock

     Series C preferred stock is convertible into shares of common stock. The initial conversion rate was one for one, but is subject to change if certain events occur. Generally, the conversion rate will be adjusted if the Company issues any non-cash dividends on outstanding securities, splits its securities or otherwise effects a change to the number of its outstanding securities. The conversion rate will also be adjusted if the Company issues additional securities at a price that is less than the price that the Series C preferred stockholders paid for their shares. Such adjustments will be made according to certain formulas that are designed to prevent dilution of the Series C preferred stock. The Series C preferred stock can be converted at any time at the option of the holder, and will convert automatically, immediately prior to the consummation of a firm commitment public offering of common stock pursuant to a registration statement filed with the Securities and Exchange Commission having a per share price equal to or greater than $24.00 per share and a total gross offering amount of not less than $15,000,000. The rate of conversion was 1-to-1.0883 as of March 31, 2005. At March 31, 2005 and December 31, 2004, there were 15,000,000 shares of Series C preferred stock authorized and 266,041 and 270,541 issued and outstanding, respectively. During the period from December 31, 2004 through March 31, 2005, 4,500 shares of Series C preferred stock were converted into 4,897 shares of common stock at an average rate of 1-to-1.0883.

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

(b) Common Stock

     Holders of shares of common stock are entitled to one vote per share on all matters submitted to a vote of the Company’s stockholders. There is no right to cumulative voting for the election of directors. Holders of shares of common stock are entitled to receive dividends, if and when declared by the board of directors out of funds legally available therefore, after payment of dividends required to be paid on any outstanding shares of preferred stock. Upon liquidation, holders of shares of common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to the liquidation preferences of any outstanding shares of preferred stock. Holders of shares of common stock have no conversion, redemption or preemptive rights. At March 31, 2005 and December 31, 2004, there were 90,000,000 shares of common stock authorized and 28,739,910 and 28,490,373 issued and outstanding, respectively.

(9) Discontinued Operations

     During 2004, the Company sold substantially all assets of its Texas subsidiary, which developed and marketed a handheld software product line, for $3,477,500 plus assumed liabilities of $467,000. The Company received $387,500 in cash, $200,000 held in a short-term escrow fund, which was released to the Company in March 2005, $415,000 in a short-term receivable and $2,475,000 million in notes receivable in exchange for assets with a book value of $3,235,000. During the quarter ended March 31, 2005, the Company received an additional $350,000 as contingent consideration. In connection with this sale of assets, the Company has recorded a deferred gain of $881,000 as a reduction of the notes receivable. Recognition of the gain will occur when collectibility of notes receivable is reasonably assured.

     The results of operations from the handheld software product line have been presented in the condensed consolidated statements of operations as discontinued operations. Following is a summary of the discontinued operations related to the Company’s Texas subsidiary that were sold in 2004 (amounts in thousands):

Three Months Ended
March 31, 2004
Revenue	$467
Cost of revenue	141

Gross profit	326
Selling, general and administrative expenses	327

Total discontinued operations	$(1)

(10) Net Income (Loss) per Share

     The computation of basic and diluted net loss per share follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2005	2004
Numerator:
Loss from continuing operations	$(710)	$(772)
Discontinued operations	—	(1)

Net loss	$(710)	$(773)

Denominator:
Weighted average number of common shares outstanding — basic and diluted	28,601	27,651

Net loss per share — basic and diluted:
Continuing operations	$(0.02)	$(0.03)
Discontinued operations	$—	$(0.00)

Total basic net income (loss) per share	$(0.02)	$(0.03)

Stock options, warrants and restricted stock units not included in dilutive net income (loss) per share since antidilutive	2,617	2,505
Convertible preferred stock not included in dilutive net income (loss) per share since antidilutive	266	298

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

     Four customers accounted for 25%, 13%, 12%, and 12% of net sales for the three months ended March 31, 2005. Three customers accounted for 31%, 11%, and 10% of net sales for the three months ended March 31, 2004.

     Three customers’ accounts receivable balances accounted for 33%, 17% and 12% of net accounts receivable at March 31, 2005. Three customers’ accounts receivable balances accounted for 29%, 17% and 10% of net accounts receivable at December 31, 2004.

     Allowance for doubtful accounts was $250,000 and $311,000 at March 31, 2005 and December 31, 2004, respectively. Allowance for sales returns was $196,000 and $183,000 at March 31, 2005 and December 31, 2004, respectively.

     Export sales were approximately 15% and 23% of the Company’s net sales for the three months ended March 31, 2005 and 2004, respectively. The principal international markets served by the Company were Europe and Asia Pacific.

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

     The following tables summarize the Company’s revenues by product line, as well as its revenues by geography and the percentages of revenue by route to market (amounts in thousands):

	Three Months Ended
	March 31,
	2005	2004
High power mobile electronic power products	$11,783	$8,851
Low power mobile electronic power products	1,154	—
Handheld products	2,805	2,186
Expansion and docking products	1,791	1,958
Accessories and other products	825	1,049

Total revenues	$18,358	$14,044

	Three Months Ended
	March 31,
	2005	2004
North America	$15,569	$10,781
Europe	1,242	2,962
Asia Pacific	1,547	264
All other	—	37

	$18,358	$14,044

	Three Months Ended
	March 31,
	2005	2004
OEM and private-label-resellers	64%	70%
Retailers and distributors	24%	17%
Other	12%	13%

	100%	100%

     The following table summarizes the Company’s profit margins by product lines. Profit margins, as indicated below, are computed on the basis of direct product cost only, which does not include overhead cost that is factored into consolidated gross profit margin.

	Three Months Ended
	March 31,
	2005	2004
High power mobile electronic power products	34%	40%
Low power mobile electronic power products	35%	—
Handheld products	34%	37%
Expansion and docking products	61%	58%
Accessories and other products	46%	47%

(12) Contingencies

     Holmes Lundt, et al., plaintiffs, and Jason Carnahan, et. al., intervenors, v. Mobility Electronics, Inc., Portsmith, Inc., Charles R. Mollo, Joan W. Brubacher, and Jeffrey R. Harris, pending in the District Court of the Fourth Judicial District of Idaho, Ada County, Case No. CV-0C-0302562D. This lawsuit initially was commenced on April 2, 2003, by Holmes Lundt, former President and CEO of Mobility Idaho, Inc. (formerly Portsmith, Inc.), the Company’s wholly-owned subsidiary, and his wife, but additional plaintiffs were added, and several of the Company’s officers and directors were added as defendants. The claims asserted arise substantially out of the transactions surrounding the Company’s acquisition of Portsmith in February 2002. Among other things, plaintiffs and intervenors disputed that the Company appropriately calculated and paid the earn-out consideration called for by the Portsmith merger agreement. The court issued an order on April 15, 2004 granting the Company’s motion for partial summary judgment on this pricing issue, meaning the court agreed that the Company had properly calculated the pricing of the shares issued by the Company in the Portsmith merger. The plaintiffs then filed a motion requesting that the court reconsider its order granting the Company’s motion for partial summary judgment on the pricing issue. The court held a hearing on this motion on October 27, 2004, and issued a ruling on November 18, 2004 denying the plaintiffs’ motion, again affirming that the Company appropriately calculated the pricing of the shares issued by the Company in the Portsmith merger. Subsequently, the Carnahan plaintiffs filed a second amended complaint with the court on December 13, 2004, the Lundt plaintiffs filed a third amended complaint with the court on February 14, 2005, and a new set of plaintiffs, also former stockholders of Portsmith, filed an initial complaint with the court on February 18, 2005 titled Jess Asla, et. al., plaintiffs v. Mobility Electronics, Inc., Charles Mollo and Joan Brubacher, pending in the District Court of the Fourth Judicial District of Idaho, Ada County, Case No. CV-OC-0501139. All three of these complaints assert claims for breach of contract, breach of an alleged covenant of good faith and fair dealing, unjust enrichment, declaratory judgment, breach of fiduciary duty, constructive trust, conversion, and interference with prospective economic advantage. The Lundt plaintiffs also assert claims for breach of Mr. Lundt’s employment agreement, and wrongful termination of Mr. Lundt. All three complaints seek monetary damages. On March 17, 2005, the Company filed separate motions to dismiss the complaints brought by the Lundt and Carnahan plaintiffs. The plaintiffs have not yet responded to the Company’s motion to dismiss. This case is currently set for trial in January 2006. The Company intends to vigorously defend against the claims as well as pursue its own claims against the plaintiffs.

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

(13) Subsequent Event

     On March 31, 2005, the Company, RadioShack and Motorola entered into several agreements to restructure their existing strategic relationship. The material agreements include a Strategic Partners Investment Agreement among the parties pursuant to which Motorola and RadioShack each purchased 689,656 shares of Mobility’s common stock at a price of $7.25 per share, for a total aggregate issuance by Mobility of 1,379,312 shares of its common stock and total aggregate gross proceeds to Mobility of $10 million; two warrants for each of RadioShack and Motorola which provide each with the right to purchase up to an additional 1,190,476 shares of Mobility’s common stock at a price of $8.40 per share upon the achievement of certain performance results by Mobility, providing for a potential aggregate issuance by Mobility of an additional 2,380,952 shares of its common stock; and separate Sales Representative Agreements by and between Mobility and each of Motorola and RadioShack, pursuant to which the parties will engage in the sale of power products for low power mobile electronic devices. The $10 million investment was funded, and the purchased shares were issued by the Company, on April 1, 2005.

     On May 6, 2005, the Company sold a portfolio of 46 patents and patents pending related to its Split Bridge and serialized PCI intellectual property for gross proceeds of $13.0 million. Per the terms of the agreement, the Company will receive a perpetual, non-exclusive license to utilize the patent portfolio in its ongoing connectivity business. The Company will further continue to retain all of its patents and patents pending related to its power and other connectivity technologies.

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

     We sell our products to OEMs, private-label resellers, distributors, resellers, retailers and end-users. We have entered into strategic agreements with each of RadioShack and Motorola to act as sales representatives for the sale of our power products. We have also entered into a strategic reseller agreement with Targus to market and distribute our power products on a private-label basis. We sell to retailers such as RadioShack and through distributors such as Ingram Micro. We also sell directly to end users through our company websites and provide customized solutions to corporate customers. Direct sales to OEMs and private-label resellers accounted for approximately 64% of revenue for the three months ended March 31, 2005 and 70% of revenue for the three months ended March 31, 2004. Sales through retailers and distributors accounted for approximately 24% of revenue for the three months ended March 31, 2005 and 17% of revenue for the three months ended March 31, 2004. The balance of our revenue during these periods was derived from direct sales to end users. In the future, we expect that we will be dependent upon a relatively small number of customers for a significant portion of our revenue, including most notably RadioShack, Targus, IBM, Dell, Symbol and Ingram Micro.

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

     Our 2004 development efforts focused significantly on the development of our power adapter products. In particular, we collaborated with RadioShack and Motorola to develop and market a line of power adapters, including cigarette lighter adapters, mobile AC adapters, and low power universal AC/DC adapters, specifically designed for the low power mobile electronic device market. Each of these devices incorporates our patented tip technology and the combination AC/DC adapter also allows users to simultaneously charge a second device with our optional DualPower accessory.

     Our focus in 2005 is to continue to proliferate power products that incorporate our patented tip technology, for both high power and low power mobile electronic devices. In April 2005, we entered into new strategic agreements with RadioShack and Motorola under which we have formed a division specifically focused on the development and sale of low power adapter products. In connection with these strategic agreements, RadioShack and Motorola will each act as sales representatives for the sale of our power products. In addition, RadioShack and Motorola have each made strategic investments in our company to assist us in these efforts.

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

     Our recognition of revenue from product sales to distributors, resellers and retailers, or the “distribution channel,” is affected by agreements we have giving certain customers rights to return up to 15% of their prior quarter’s purchases, provided that they place a new order for equal or greater dollar value of the amount returned. We also have agreements with certain customers that allow them to receive credit for subsequent price reductions, or “price protection.” At the time we recognize revenue, upon shipment and transfer of ownership, we reduce our measurements of those sales and the related cost of sales by our estimates of future returns and price protection by recording an allowance for sales returns in the amount of the difference between the sales price and the cost of goods sold as a reduction of accounts receivable. Gross sales to the distribution channel accounted for approximately 24% for the three months ended March 31, 2005 and 17% of revenue for the three months ended March 31, 2004.

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

     Inventory Valuation. Inventories consist of finished goods and component parts purchased both partially and fully assembled. We have all normal risks and rewards of our inventory held by contract manufacturers. Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories include material and overhead costs. Overhead costs are allocated to inventory based on a percentage of material costs. We monitor usage reports to determine if the carrying value of any items should be adjusted due to lack of demand for the items. We make a downward adjustment to the value of our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. We recorded downward adjustments to inventory of $1,000 during the three months ended March 31, 2005 and $118,000 during the three months ended March 31, 2004. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

     Goodwill and Intangible Assets Valuation Under Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS 142), we are required to evaluate recorded goodwill annually, or when events indicate the goodwill may be impaired. The impairment evaluation process is based on both a discounted future cash flows approach and a market comparable approach. The discounted cash flows approach uses our estimates of future market growth rates, market share, revenue and costs, as well as appropriate discount rates. We test goodwill for impairment on an annual basis as of December 31. We evaluated goodwill for impairment as of December 31, 2004 and determined that recorded goodwill was not impaired at that time. Recorded goodwill was reduced by approximately $2.0 million as a result of the sale of the assets of Mobility Texas, Inc. during 2004. During the quarter ended March 31, 2005, no triggering events occurred that would lead us to believe that goodwill was impaired as of March 31, 2005.

     We also test our recorded intangible assets whenever events indicate the recorded intangible assets may be impaired. Our intangible asset impairment approach is based on a discounted cash flows approach using assumptions noted above.

     If we fail to achieve our assumed growth rates or assumed gross margin, we may incur charges for impairment in the future. For these reasons, we believe that the accounting estimates related to goodwill and intangible assets are critical accounting estimates.

Results of Operations

     The following table presents certain selected consolidated financial data for the periods indicated expressed as a percentage of total revenue:

	Three months ended
	March 31,
	2005	2004
Revenue	100.0%	100.0%
Cost of revenue	70.2%	67.2%

Gross profit	29.8%	32.8%

Operating expenses:
Sales and marketing	10.8%	11.8%
Research and development	7.6%	10.1%
General and administrative	15.5%	16.4%

Total operating expenses	33.9%	38.4%

Loss from continuing operations	-4.1%	-5.4%

Other income (expense):
Interest, net	0.2%	-0.1%
Other, net	0.0%	0.2%

Loss from continuing operations	-3.9%	-5.5%
Loss from discontinued operations	—	0.0%

Net loss	-3.9%	-5.5%

Comparison of Three Months Ended March 31, 2005 and 2004

     Revenue. Revenue generally consists of sales of products, net of returns and allowances. To date, our revenues have come predominantly from power adapters, handheld products, expansion and docking products, and accessories. The following table summarizes the year-over-year comparison of our revenue for the periods indicated (amounts in thousands):

			Increase	Percentage change
			from same period	from the same period
	Q1 2005	Q1 2004	in the prior year	in the prior year
Revenue	$18,358	$14,044	$4,314	30.7%

     The increase in revenue is primarily due to continued sales growth of our family of combination AC/DC, AC only and DC only universal power adapters during the three months ended March 31, 2005. As a result, sales of power products increased by $4.1million, or 46.2% to $12.9 million during the three months ended March 31, 2005 as compared to $8.9 million for the three months ended March 31, 2004. Sales of all other product lines increased by $228,000 during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.

     Cost of revenue, gross profit and gross margin. Cost of revenue generally consists of costs associated with components, outsourced manufacturing and in-house labor associated with assembly, testing, packaging, shipping and quality assurance, depreciation of equipment and indirect manufacturing costs. Gross profit is the difference between revenue and cost of revenue. Gross margin is gross profit stated as a percentage of revenue. The following table summarizes the year-over-year comparison of our cost of revenue, gross profit and gross margin for the periods indicated (amounts in thousands):

			Increase (decrease)	Percentage change
			from same period	from the same period
	Q1 2005	Q1 2004	in the prior year	in the prior year
Cost of revenue	$12,881	$9,432	$3,449	36.6%

Gross profit	$5,477	$4,612	$864	18.7%

Gross margin	29.8%	32.8%	(3.0)%	(9.1)%

     The increase in cost of revenue was due primarily to the 30.7% volume increase in revenue, as well as to shifts in customer mix and product mix as compared to the three months ended March 31, 2004. Cost of revenue as a percentage of revenue increased to 70.2% for the three months ended March 31, 2005 from 67.2% for the three months ended March 31, 2004, resulting in decreased gross margin. The decrease in gross profit and corresponding gross margin is primarily attributable to a shift in product mix. Most significantly, approximately 50% of revenue from sales of high power adapters for mobile electronic devices was derived from sales of higher gross margin combination AC/DC adapters for the three months ended March 31, 2005, compared to 75% during the three months ended March 31, 2004. Also, during the three months ended March 31, 2005, we discounted sales prices on older-model DVD power adapter products in anticipation of the introduction of a new version of the adapter, resulting in a profit margin of 17% on sales of these products.

     Sales and marketing. Sales and marketing expenses generally consist of salaries, commissions and other personnel related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. The following table summarizes the year-over-year comparison of our sales and marketing expenses for the periods indicated (amounts in thousands):

			Increase	Percentage change
			from same period	from the same period
	Q1 2005	Q1 2004	in the prior year	in the prior year
Sales and marketing	$1,986	$1,658	$328	19.8%

     The increase in sales and marketing expenses primarily resulted from costs associated with addition of seven sales and marketing personnel and additional marketing costs associated with the rollout of new power adapter products. As a percentage of revenue, sales and marketing expenses decreased to 10.8% for the three months ended March 31, 2005 from 11.8% for the three months ended March 31, 2004.

     Research and development. Research and development expenses consist primarily of salaries and personnel-related costs, outside consulting, lab costs and travel related costs of our product development group. The following table summarizes the year-over-year comparison of our research and development expenses for the periods indicated (amounts in thousands):

			Decrease	Percentage change
			from same period	from the same period
	Q1 2005	Q1 2004	in the prior year	in the prior year
Research and development	$1,397	$1,424	$(27)	(1.9)%

     The decrease in research and development expenses primarily resulted from the timing of expenses incurred in connection with the continued development of our family of power adapter products. As a percentage of revenue, research and development expenses decreased to 7.6% for the three months ended March 31, 2005 from 10.1% for the three months ended March 31, 2004.

     General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related expenses of our finance, human resources, information systems, corporate development and other administrative personnel, as well as facilities, professional fees, depreciation and amortization and related expenses. The following table summarizes the year-over-year comparison of our general and administrative expenses for the periods indicated (amounts in thousands):

			Increase	Percentage change
			from same period	from the same period
	Q1 2005	Q1 2004	in the prior year	in the prior year
General and administrative	$2,842	$2,304	$538	23.3%

     The increase in general and administrative expenses primarily resulted from non-cash expenses of $327,000 related to the amortization of equity compensation granted during the three months ended March 31, 2005. General and administrative expense was also impacted by increased legal expenses of $228,000, principally in connection with the defense of our intellectual property, increased expense for amortization of intangibles, primarily patents and trademarks, and directors’ fees. General and administrative expenses as a percentage of revenue decreased to 15.5% for the three months ended March 31, 2005 from 16.4% for the three months ended March 31, 2004.

     Income taxes. We have incurred losses from inception to date; therefore, no provision for income taxes was required for the three months ended March 31, 2005 and 2004. Based on historical operating losses and projections for future taxable income, it is more likely than not that we will not fully realize the benefits of the net operating loss carryforwards. Thus, we have not recorded a tax benefit from our net operating loss carryforwards for either of the three months ended March 31, 2005 or March 31, 2004.

Operating Outlook

     In the second quarter of 2005, we expect total revenue to range between $20 million and $21 million, and diluted earnings per share to range between $0.00 and $(0.01). From a long-term perspective, we believe there are a number of major catalysts that will drive future growth and profitability:

•	Improved economics in the low power adapter product line resulting from new terms in place with RadioShack and Motorola;

•	Continued growth in sales of portable computer power adapters driven by new products and new direct and indirect accounts such as Wal-Mart, PC World, Staples and The Sharper Image;

•	Continued growth in sales of low power adapters driven by new products, new accounts, and new distribution partners such as The Carphone Warehouse, Intertan, Apple, the palmOne and Treo online stores, and RadioShack kiosks within Sprint stores and Sam’s Club stores;

•	The continued rollout of our low power products to wireless carriers, distributors, and retailers through Motorola’s distribution channels;

•	The anticipated introduction of jointly-developed power products with Energizer in late 2005 or early 2006; and

•	The introduction of new products based on the joint development program with M-Flex in 2006.

     We expect gross margin to increase throughout 2005 from our 29.8% gross margin for the three months ended March 31, 2005. We expect gross margin to increase as we anticipate spreading higher sales volume over relatively fixed operating overhead expenses, particularly as we rollout sales of low power adapters to many of the new customers indicated above. Also, the continuation of sales of low power adapters to RadioShack on a net basis, with no related cost of goods sold, will contribute to increased overall gross margin.

     We believe that operating expenses will increase by approximately 25-30% during 2005. We expect sales and marketing expenses to remain relatively consistent, or to increase slightly, as our anticipated revenue growth continues to come from distribution channels that do not require significant additional investment in sales and marketing expenses. Research and development expenses are expected to increase significantly during 2005 as we continue to aggressively develop new and innovative products. We also expect general and administrative expenses to increase in 2005 primarily as a result of non-cash expenses associated with equity compensation issued to directors and employees and expenses associated with litigation in which we are currently involved.

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

Liquidity and Capital Resources

     The following table sets forth for the period presented certain consolidated cash flow information (amounts in thousands):

	Three Months Ended March 31,
	2005	2004
Net cash used in operating activities	$(37)	$(187)
Net cash used in investing activities	(323)	(319)
Net cash provided by financing activities	580	120
Foreign currency exchange impact on cash flow	(1)	13
Net cash provided by (used in) discontinued operations	243	(97)

Increase (decrease) in cash and cash equivalents	462	(470)
Cash and cash equivalents at beginning of period	12,768	11,024

Cash and cash equivalents at end of period	$13,230	$10,554

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

•	Net cash used in operating activities. Cash was used in operating activities for the three months ended March 31, 2005 primarily to fund operating losses and working capital necessary to support our growing revenue base. Specifically, cash was used to fund accounts receivable growth that resulted from our 30.7% increase in revenues for the three months ended March 31, 2005 as compared to March 31, 2004. Cash used to fund growth in inventory was offset by growth in accounts payable. In 2005, we expect to generate positive cash flow from operating activities as we expect our operating results to be at or near breakeven with non-cash items and changes in working capital to have a relatively neutral effect on cash flows. Our consolidated cash flow operating metrics are as follows:

	March 31,
	2005	2004
Days outstanding in ending accounts receivable (“DSOs”)	82	78
Inventory turns	6	4

The increase in DSOs at March 31, 2005 compared to March 31, 2004, is primarily due to the timing of certain shipments to Targus for which payment was received shortly after March 31, 2005. We expect DSOs to continue to improve during 2005 as we continue to leverage our key OEM, private-label reseller and retail customer relationships. The improvement in inventory turns is primarily due to increased sales during the three months ended March 31, 2005 without a corresponding increase in inventory. We expect to continue to manage inventory growth during 2005 and we expect inventory turns to continue to improve as we increase sales volumes in 2005.

•	Net cash used in investing activities. For the three months ended March 31, 2005, net cash used in investing activities was primarily for the purchase of property and equipment. We anticipate future investment in capital equipment, primarily for tooling equipment to be used in the production of new products.

•	Net cash provided by financing activities. Net cash provided by financing activities for the three months ended March 31, 2005 was primarily from net proceeds from the exercises of stock options and warrants and payment of stock subscription receivables. Although we expect to generate cash flows from operations sufficient to support our operations, we may issue additional shares of stock in the future to generate cash for growth opportunities. Subsequent to March 31, 2005 we raised an additional $10 million in connection with strategic investments in our common stock by RadioShack and Motorola.

     As of March 31, 2005, we had approximately $157 million of federal, foreign and state net operating loss carryforwards which expire at various dates. We anticipate that the sale of common stock in our initial public offering coupled with prior sales of common stock will cause an annual limitation on the use of our net operating loss carryforwards pursuant to the change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended. This limitation is expected to have a material effect on the timing of our ability to use the net operating loss carryforward in the future. Additionally, our ability to use the net operating loss carryforward is dependent upon our level of future profitability, which currently cannot be determined.

     Financing Facilities. In July 2004, we amended our $10.0 million bank line of credit. The line bears interest at prime, interest only payments are due monthly, with final payment of interest and principal due on July 31, 2006. The line of credit is secured by all of our assets and subject to financial covenants, with which we were in compliance as of March 31, 2005. We had no outstanding balance against this line of credit as of March 31, 2005. Under the terms of the line, we can borrow up to 80% of eligible accounts receivable. At March 31, 2005, our net borrowing base capacity was approximately $9.4 million.

     Contractual Obligations. In our day-to-day business activities, we incur certain commitments to make future payments under contracts such as operating leases and purchase orders. Maturities under these contracts are set forth in the following table as of March 31, 2005 (amounts in thousands):

	Payment due by period
	2005	2006	2007	2008	2009	More than 5 years
Operating lease obligations	$588	$688	$678	$375	$—	$—
Inventory Purchase obligations	16,256	—	—	—	—	—
Other long-term obligations	250	195	290	—	—	—

Totals	$17,094	$883	$968	$375	$—	$—

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

     During 2004, we sold the assets of our handheld software product line for approximately $1.0 million in cash and current receivables, and approximately $2.5 million in notes receivable. Proceeds from the sale exceed book value of the assets sold by approximately $881,000. This gain has been deferred until collectibility of the notes receivable is reasonably assured.

     On May 6, 2005, we sold a portfolio of patents and patents pending relating to our Split Bridge and serialized PCI intellectual property for gross proceeds of $13.0 million.

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

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004) (“SFAS 123R”), “Share-Based Payment”, which revised Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”. This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25, and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. On April 15, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for SFAS 123R. In accordance with the new rule, the accounting provisions of SFAS 123R will be effective for the Company in 2006. The Company will adopt the provisions of SFAS 123R using a modified prospective application. Under modified prospective application, SFAS 123R, which provides certain changes to the method for valuing share-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the vesting period has not been completed as of the effective date will be recognized over the remaining vesting period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123R.

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29”. SFAS 153 amends the guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in Opinion 29, however, included certain exceptions to that principle. SFAS 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of SFAS 153 are not expected to have a material effect on the Company’s consolidated financial statements.

     In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs—an amendment of ARB No. 43, Chapter 4”. SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that those items be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The provisions of SFAS 151 are not expected to have a material effect on the Company’s consolidated financial statements.

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

     See “Liquidity and Capital Resources” for further discussion of our financing facilities and capital structure. Market risk, calculated as the potential change in fair value of our cash and cash equivalents and line of credit resulting from a hypothetical 1.0% (100 basis point) change in interest rates, was not material at March 31, 2005.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Holmes Lundt, et al., plaintiffs, and Jason Carnahan, et. al., intervenors, v. Mobility Electronics, Inc., Portsmith, Inc., Charles R. Mollo, Joan W. Brubacher, and Jeffrey R. Harris, pending in the District Court of the Fourth Judicial District of Idaho, Ada County, Case No. CV-0C-0302562D. This lawsuit initially was commenced on April 2, 2003, by Holmes Lundt, former President and CEO of Mobility Idaho, Inc. (formerly Portsmith, Inc.), the Company’s wholly-owned subsidiary, and his wife, but additional plaintiffs were added, and several of the Company’s officers and directors were added as defendants. The claims asserted arise substantially out of the transactions surrounding the Company’s acquisition of Portsmith in February 2002. Among other things, plaintiffs and intervenors disputed that the Company appropriately calculated and paid the earn-out consideration called for by the Portsmith merger agreement. The court issued an order on April 15, 2004 granting the Company’s motion for partial summary judgment on this pricing issue, meaning the court agreed that the Company had properly calculated the pricing of the shares issued by the Company in the Portsmith merger. The plaintiffs then filed a motion requesting that the court reconsider its order granting the Company’s motion for partial summary judgment on the pricing issue. The court held a hearing on this motion on October 27, 2004, and issued a ruling on November 18, 2004 denying the plaintiffs’ motion, again affirming that the Company appropriately calculated the pricing of the shares issued by the Company in the Portsmith merger. Subsequently, the Carnahan plaintiffs filed a second amended complaint with the court on December 13, 2004, the Lundt plaintiffs filed a third amended complaint with the court on February 14, 2005, and a new set of plaintiffs, also former stockholders of Portsmith, filed an initial complaint with the court on February 18, 2005 titled Jess Asla, et. al., plaintiffs v. Mobility Electronics, Inc., Charles Mollo and Joan Brubacher, pending in the District Court of the Fourth Judicial District of Idaho, Ada County, Case No. CV-OC-0501139. All three of these complaints assert claims for breach of contract, breach of an alleged covenant of good faith and fair dealing, unjust enrichment, declaratory judgment, breach of fiduciary duty, constructive trust, conversion, and interference with prospective economic advantage. The Lundt plaintiffs also assert claims for breach of Mr. Lundt’s employment agreement, and wrongful termination of Mr. Lundt. All three complaints seek monetary damages. On March 17, 2005, the Company filed separate motions to dismiss the complaints brought by the Lundt and Carnahan plaintiffs. The plaintiffs have not yet responded to the Company’s motion to dismiss. This case is currently set for trial in January 2006. The Company intends to vigorously defend against the claims as well as pursue its own claims against the plaintiffs.

     On May 7, 2004, the Company filed separate complaints with the International Trade Commission (the “ITC”) in Washington, DC and the United States District Court for the Eastern District of Texas, Case No. 5:04-CV-103, against Formosa Electronic Industries, Inc., Micro Innovations Corp. and SPS, Inc. On July 13, 2004, the Company filed an amended complaint with the United States District Court for the Eastern District of Texas to add Sakar International Inc. and Worldwide Marketing Ltd. as parties to the federal district court action. With the exception of Formosa, the Company subsequently reached favorable settlements with each of the other defendants and dismissed them from both the ITC and federal district court actions. In addition, the Company subsequently and voluntarily terminated its ITC action against Formosa and is instead aggressively pursuing all of its claims against Formosa through the federal district court action in the United States District Court for the Eastern District of Texas. The Company’s current second amended complaint filed with the court in January 2005, titled Mobility Electronics, Inc. v. Formosa Electronic Industries Inc., Case No. 504-CV-103, pending in the United States District Court for the Eastern District of Texas, alleges infringement of one or more of U.S. Patent Nos. 5,347,211, 6,064,177, 6,650,560, 6,700,808, and 6,775,163 owned by the Company, as well as misappropriation of trade secrets, conversion, violation of the Texas Theft Liability Act, conspiracy, and fraudulent concealment. The Company has also filed an application for preliminary injunction against Formosa. The Company, in its complaint, seeks a permanent injunction against further use of its trade secrets and further infringement of these patents, as well as compensatory and treble damages. Formosa, in January 2005, filed a motion to dismiss. A hearing on Mobility’s application for preliminary injunction is expected to occur in late May or June 2005 and a trial has tentatively been scheduled for November 2005. The Company intends to vigorously pursue its claims in this action.

     On August 26, 2004, the Company and iGo Direct Corporation, the Company’s wholly owned subsidiary, filed a complaint against Twin City Fire Insurance Co. in the United States District Court for the District of Nevada, Case No. CV-N-04-0460-HDM-RAM. The complaint alleges several causes of action in connection with Twin City’s refusal to cover, under director and liability insurance policies issued to iGo by Twin City, fees and expenses incurred in connection with the defense of certain former officers of iGo relating to a Securities and Exchange Commission matter that arose prior to the Company’s acquisition of iGo Corporation in September 2002. Twin City filed an answer to this complaint on September 20, 2004. On January 10, 2005, the Company filed a motion for summary judgment seeking an order from the court that, as a matter of law, Twin City breached, and continues to breach, its obligations under the director and liability insurance policies. Twin City, on February 17, 2005, filed a motion for continuance of, and opposition to, the Company’s motion for summary judgment. On March 17, 2005, the Company filed a reply motion in support of its motion for summary judgment and opposition to Twin City’s motion for continuance. On April 11, 2005 and April 29, 2005, Twin City filed reply motions in support of its motion for continuance. The Company and iGo Direct Corporation intend to vigorously pursue their claims in this action.

     We are from time to time involved in various legal proceedings other than those set forth above incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on our business, financial condition, results of operations or liquidity.

ITEM 6. EXHIBITS

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

MOBILITY ELECTRONICS, INC.

Dated: May 10, 2005	By:	/s/ Charles R. Mollo

Charles R. Mollo
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

	By:	/s/ Joan W. Brubacher

Joan W. Brubacher
Executive Vice President and Chief Financial Officer and Authorized Officer of Registrant
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document
4.1	$25 Million Threshold Warrant to Purchase Shares of Common Stock issued to Motorola, Inc., dated as of March 31, 2005(1)

4.2	$50 Million Threshold Warrant to Purchase Shares of Common Stock issued to Motorola, Inc., dated as of March 31, 2005(1)

4.3	$25 Million Threshold Warrant to Purchase Shares of Common Stock issued to RadioShack Corporation, dated as of March 31, 2005(1)

4.4	$50 Million Threshold Warrant to Purchase Shares of Common Stock issued to RadioShack Corporation, dated as of March 31, 2005(1)

4.5	Strategic Partners Investment Agreement by and among Mobility Electronics, Inc., RadioShack Corporation and Motorola, Inc., dated as of March 31, 2005(1)

10.1	Form of Mobility Electronics, Inc. Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement*

10.2	Form of Mobility Electronics, Inc. Non-Employee Director Long-Term Incentive Plan Restricted Stock Unit Award Agreement*

10.3	Patent Purchase Agreement between Mobility Electronics, Inc. and Tao Logic Systems LLC* +

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

+   Schedules and similar attachments have been omitted from this agreement. The registrant will furnish supplementally a copy of any omitted schedule or attachment to the Commission upon request.

(1)  Previously filed as an exhibit to Current Report on Form 8-K filed on April 5, 2005.