Form 10-Q
period 2005-06-30
MOBILITY ELECTRONICS INC
filed 2005-08-09
CIK 1075656

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
YES   ☑       NO   ☐
At August 2, 2005, there were 30,531,738 shares of the Registrant’s Common Stock outstanding.

MOBILITY ELECTRONICS, INC.
FORM 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS:
CONDENSED CONSOLIDATED BALANCE SHEETS
MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,779	$12,768
Short-term investments	13,214	—
Accounts receivable, net	16,672	16,905
Inventories	7,519	7,513
Prepaid expenses and other current assets	602	443

Total current assets	59,786	37,629

Property and equipment, net	2,200	2,127
Goodwill	12,352	11,944
Intangible assets, net	2,972	3,059
Notes receivable and other	2,514	2,032

Total assets	$79,824	$56,791

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,985	$12,411
Accrued expenses and other current liabilities	1,618	1,514
Current installments of non-current liabilities	85	328

Total current liabilities	14,688	14,253
Non-current liabilities, less current portion	438	463

Total liabilities	15,126	14,716

Stockholders’ equity:
Convertible preferred stock	—	3
Common stock	305	285
Additional paid-in capital	165,027	147,547
Accumulated deficit	(94,370)	(105,318)
Deferred compensation and other	(6,422)	(646)
Accumulated other comprehensive income	158	204

Total stockholders’ equity	64,698	42,075

Total liabilities and stockholders’ equity	$79,824	$56,791

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue	$20,427	$16,651	$38,785	$30,695
Cost of revenue	14,016	12,305	26,897	21,737

Gross profit	6,411	4,346	11,888	8,958

Operating expenses:
Marketing and sales	1,912	1,468	3,898	3,126
Research and development	1,517	1,287	2,914	2,711
General and administrative	2,859	2,610	5,701	4,914

Total operating expenses	6,288	5,365	12,513	10,751

Income (loss) from operations	123	(1,019)	(625)	(1,793)

Other income (expense):
Interest income (expense), net	183	(46)	221	(66)
Gain on disposal of assets and other income (expense), net	11,638	(2)	11,638	20

Income (loss) before provision for income tax	11,944	(1,067)	11,234	(1,839)
Provision for income tax	285	—	285	—

Income (loss) from continuing operations	11,659	(1,067)	10,949	(1,839)

Discontinued operations:
Loss from discontinued operations of handheld software product line	—	(167)	—	(168)

Net income (loss)	$11,659	$(1,234)	$10,949	$(2,007)

Net income (loss) per share:
Basic
Continuing operations	$0.39	$(0.04)	$0.37	$(0.07)
Discontinued operations	$—	$(0.01)	$—	$(0.01)
Total basic net income (loss) per share	$0.39	$(0.04)	$0.37	$(0.07)
Diluted
Continuing operations	$0.36	$(0.04)	$0.35	$(0.07)
Discontinued operations	$—	$(0.01)	$—	$(0.01)
Total diluted net income (loss) per share	$0.36	$(0.04)	$0.35	$(0.07)

Weighted average common shares outstanding:
Basic	30,278	27,912	29,439	27,782
Diluted	32,017	27,912	31,095	27,782
See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	June 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$10,949	$(2,007)
Less loss from discontinued operation	—	168

Loss from continuing operations	10,949	(1,839)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for accounts receivable and sales returns and credits	212	118
Depreciation and amortization	978	1,046
Amortization of deferred compensation	728	26
Impairment of tooling equipment	82	—
Gain on disposal of assets	(11,638)	—
Changes in operating assets and liabilities:
Accounts receivable	351	(5,646)
Inventories	(6)	345
Prepaid expenses and other assets	(962)	(918)
Accounts payable	572	6,007
Accrued expenses and other current liabilities	90	246

Net cash provided by (used in) operating activities	1,356	(615)

Cash flows from investing activities:
Purchase of property and equipment	(692)	(586)
Proceeds from sale of intangible assets	11,692	—
Purchase of investments	(14,019)	—

Net cash used in investing activities	(3,019)	(586)

Cash flows from financing activities:
Payment of non-current liabilities	(25)	(125)
Net proceeds from issuance of common stock	9,942	84
Proceeds from exercise of options, warrants, and repayment of stock subscription notes receivable	881	709

Net cash provided by financing activities	10,798	668

Effects of exchange rate changes on cash and cash equivalents	(29)	5
Net cash used in discontinued operations	(95)	(98)

Net increase (decrease) in cash and cash equivalents	9,011	(626)
Cash and cash equivalents, beginning of period	12,768	11,024

Cash and cash equivalents, end of period	$21,779	$10,398

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Basis of Presentation
     The accompanying condensed consolidated financial statements include the accounts of Mobility Electronics, Inc. (“Mobility” or the “Company”) which was formerly known as Electronics Accessory Specialists International, Inc., and its wholly-owned subsidiaries, Mobility California, Inc. (“California”) which was formerly known as Magma, Inc., Mobility Idaho, Inc. (“Idaho”) which was formerly known as Portsmith, Inc., Mobility 2001 Limited, Mobility Texas Inc. (“Texas”) which was formerly known as Cutting Edge Software, Inc., and iGo Direct Corporation (“iGo”). All significant intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.
     The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying condensed consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2004 included in the Company’s Form 10-K, filed with the SEC. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of results to be expected for the full year or any other period.
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
(2) Stock-based Compensation
     At June 30, 2005, the Company accounted for stock-based compensation under the intrinsic value recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). These plans provide for the grant of incentive stock options and restricted stock units to eligible employees.
a. Stock Options
     Following the guidance of APB 25, no stock-based employee compensation expense is reflected in net income for employee stock options granted under the plans to date, as all options granted had an exercise price at least equal to the fair market value of shares of common stock on the date of the grant.
     The Financial Accounting Standards Board recently published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for SFAS 123R. In accordance with the new rule, the accounting provisions of SFAS 123R will be effective for the Company in 2006. The Company will adopt the provisions of SFAS 123R using a modified prospective application. Under modified prospective application, SFAS 123R, which provides certain changes to the method for valuing share-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the vesting period has not been completed as of the effective date will be recognized over the remaining vesting period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123R. At June 30, 2005, unamortized compensation expense, as determined in accordance with SFAS 123R, that the Company expects to record during fiscal 2006 was approximately $98,000. The Company determined it would not issue any stock options in future periods, and accordingly, does not expect to incur additional expense. The Company is in the process of determining how the guidance regarding valuing share-based compensation as prescribed in SFAS 123R will be applied to valuing share-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on its financial statements.
     On March 11, 2005, in response to the issuance of SFAS 123R, the Company’s Compensation and Human Resources Committee of the Board of Directors approved accelerating the vesting of all unvested stock options held by current employees, including executive officers, and directors with an exercise price of $6.00 or greater. Unvested options to purchase 540,369 shares became exercisable as a result of the vesting acceleration.
     The decision to accelerate vesting of these options was made primarily to avoid recognizing compensation expense in the statement of operations in future financial statements upon the effectiveness of SFAS 123R. The Company estimates that the maximum future compensation expense that will be avoided, based on an implementation date for SFAS 123R of January 1, 2006, will be approximately $1,609,000, of which approximately $409,000 is related to options held by executive officers and directors of the Company. The acceleration did not generate significant compensation expense as accounted for under APB 25, as the majority of options for which vesting was accelerated had exercise prices that exceeded the market price of the Company’s common stock on March 11, 2005. The pro-forma results presented in the table below include approximately $1,609,000 of compensation expense for the six months ended June 30, 2005 resulting from the vesting acceleration.
     Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123R, the Company’s net loss and net loss per share would have been increased to the pro forma amount indicated below (amounts in thousands, except per share):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss):
As reported	$11,659	$(1,234)	$10,949	$(2,007)
Total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax of $0 for all periods	(59)	(314)	(1,956)	(620)

Pro forma	$11,600	$(1,548)	$8,993	$(2,627)

Net income (loss) per share — basic:
As reported	$0.39	$(0.04)	$0.37	$(0.07)

Pro forma	$0.38	$(0.06)	$0.31	$(0.09)

Net income (loss) per share — diluted:
As reported	$0.36	$(0.04)	$0.35	$(0.07)

Pro forma	$0.36	$(0.06)	$0.29	$(0.09)

     The value of stock-based employee compensation expense for the three and six months ended June 30, 2005 and 2004 was determined using the Black-Scholes method with the following assumptions:

	June 30,
	2005	2004
Expected life (years)	3.0	3.0
Risk-free interest rate	4.0%	3.0%
Dividend yield	0.0%	0.0%
Volatility	80.0%	100.0%
b. Restricted Stock Units
     During the six months ended June 30, 2005, the Company granted 846,731 restricted stock units (“RSUs”) to certain key employees and 59,700 to non-employee directors pursuant to the Mobility Electronics, Inc. Omnibus Long-Term Incentive Plan. As a result of employee terminations, 18,750 RSUs were cancelled during the six months ended June 30, 2005. The awards are accounted for using the measurement and recognition principles of APB 25. Accordingly, unearned compensation is measured at the date of grant and recognized as compensation expense over the period in which the RSUs vest. RSUs awarded during the six months ended June 30, 2005 will vest after five years, but may vest earlier if specific performance criteria are met. At June 30, 2005, $6,417,000 of unearned compensation is recorded as a reduction in stockholders’ equity as a result of the RSUs. For the three and six months ended June 30, 2005, the Company recorded in selling, general and administrative expense, $390,000 and $717,000 of stock-based compensation expense, respectively, relating to the RSUs.

(3) Investments
     The Company evaluates its investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and has determined that all of its investments in marketable securities should be classified as available-for-sale and reported at fair value. The unrealized gains and losses on available-for-sale securities, net of taxes, are recorded in accumulated other comprehensive income. Realized gains and losses are included in interest and other (income) expense, net.
     The fair value of the Company’s investments in marketable securities is based on quoted market prices which approximate fair value due to the frequent resetting of interest rates. The Company assesses its investments in marketable securities for other-than-temporary declines in value by considering various factors that include, among other things, any events that may affect the creditworthiness of a security’s issuer, the length of time the security has been in a loss position, and the Company’s ability and intent to hold the security until a forecasted recovery of fair value.
     There were no proceeds from sales or maturities of marketable securities in the six months ending June 30, 2005. As of June 30, 2005, the amortized cost basis, unrealized holding gains, unrealized holding losses, and aggregate fair value by major security type were as follows (in thousands):

	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Holding Gains	Holding Losses	Fair Value
U.S. corporate securities:
Commercial paper	$2,975	$—	$(2)	$2,973
Corporate notes and bonds	3,813	—	(8)	3,805
Bankers acceptance	987	—	(2)	985

	7,775	—	(12)	7,763
U.S. government securities	6,242	—	(2)	6,240

	$14,017	$—	$(14)	$14,003

(4) Inventories
     Inventories consist of the following (amounts in thousands):

	June 30,	December 31,
	2005	2004
Raw materials	$2,338	$2,122
Finished goods	5,181	5,391

	$7,519	$7,513

(5) Goodwill
     The changes in the carrying amount of goodwill are as follows (amounts in thousands):

	High-Power	itip	Connectivity
	Group	Division	Group	Total
Reported balance at December 31, 2004	$4,120	$—	$7,824	$11,944
Miscellaneous direct acquisition costs related to original indemnification of iGo officers	408	—	—	408

Reported balance at June 30, 2005	$4,528	$—	$7,824	$12,352

(6) Intangible Assets
     Intangible assets consist of the following at June 30, 2005 and December 31, 2004 (amounts in thousands):

		June 30, 2005			December 31, 2004
	Average	Gross		Net	Gross		Net
	Life	Intangible	Accumulated	Intangible	Intangible	Accumulated	Intangible
	(Years)	Assets	Amortization	Assets	Assets	Amortization	Assets
Amortized intangible assets:
License fees	7	$1,947	$(612)	$1,335	$2,258	$(843)	$1,415
Patents and trademarks	3	1,762	(717)	1,045	1,921	(994)	927
Trade names	10	378	(107)	271	378	(88)	290
Customer list	10	662	(341)	321	662	(235)	427

Total		$4,749	$(1,777)	$2,972	$5,219	$(2,160)	$3,059

     On May 6, 2005, the Company sold a portfolio of 46 patents and patents pending related to its Split Bridge and serialized PCI intellectual property for gross proceeds of $13,000,000. The net book value of this portfolio of patents was $53,000 and other expenses associated with the sale were $1,309,000, resulting in a gain on the sale of these assets of $11,638,000. Per the terms of the agreement, the Company will receive a perpetual, non-exclusive license to utilize the patent portfolio in its ongoing connectivity business. The Company will further continue to retain all of its patents and patents pending related to its power and other connectivity technologies.
(7) Line of Credit
     In October 2002, the Company entered into a $10,000,000 line of credit with a bank. The line bears interest at prime (6.25% at June 30, 2005), interest only payments are due monthly, with final payment of interest and principal due on July 31, 2006. The line of credit is secured by all assets of the Company. The Company had no outstanding balance against the line of credit at June 30, 2005 and 2004. The line of credit is subject to financial covenants. The Company is currently in compliance with the covenants. At June 30, 2005, the Company had borrowing base capacity of $8,740,000.
(8) Non-current Liabilities
     Non-current liabilities consist of the following (amounts in thousands):

	June 30,	December 31,
	2005	2004
Estimate of Invision earn-out	$473	$716
Liability for license fee	50	75

	523	791
Less current portion	85	328

Non-current liabilities, less current portion	$438	$463

     In connection with its acquisition of certain assets of Invision Software and Invision Wireless, the Company recorded a liability of $847,000, which represents the excess of the fair value of assets acquired over the initial consideration paid for those assets. This liability will be reduced by earn-out payments when the contingent consideration is earned. Accordingly, the Company has recorded a current portion of this liability of $60,000 based on its estimate of remaining contingent consideration to be earned during 2005. The Company made actual earn-out payments of $243,000 during the six months ended June 30, 2005.
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
(9) Stockholders’ Equity
(a) Convertible Preferred Stock
     During the period from December 31, 2004 through June 30, 2005, all of the remaining shares of Series C preferred stock, which consisted of a total of 270,541 shares, were converted into 276,596 shares of common stock at an average rate of 1-to-1.02238. As of May 24, 2005, there are no remaining outstanding shares of Series C preferred stock.
     Series C preferred stock was convertible into shares of common stock. The initial conversion rate was one for one, but was subject to change if certain events occurred. Generally, the conversion rate was adjustable if the Company issued any non-cash dividends on outstanding securities, split its securities or otherwise effected a change to the number of its outstanding securities. The conversion rate was also adjustable when the Company issued additional securities at a price that was less than the price that the Series C preferred stockholders paid for their shares. Such adjustments were made according to certain formulas that were designed to prevent dilution of the Series C preferred stock. The Series C preferred stock was subject to conversion at any time at the option of the holder, and was subject to automatic conversion upon the occurrence of certain events. At June 30, 2005 and December 31, 2004, there were 15,000,000 shares of Series C preferred stock authorized and 0 and 270,541 issued and outstanding, respectively.
(b) Common Stock
     Holders of shares of common stock are entitled to one vote per share on all matters submitted to a vote of the Company’s stockholders. There is no right to cumulative voting for the election of directors. Holders of shares of common stock are entitled to receive dividends, if and when declared by the board of directors out of funds legally available therefore, after payment of dividends required to be paid on any outstanding shares of preferred stock. Upon liquidation, holders of shares of common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to the liquidation preferences of any outstanding shares of preferred stock. Holders of shares of common stock have no conversion, redemption or preemptive rights. At June 30, 2005 and December 31, 2004, there were 90,000,000 shares of common stock authorized and 30,521,258 and 28,490,373 issued and outstanding, respectively.
     On March 31, 2005, the Company, RadioShack and Motorola entered into several agreements to restructure their existing strategic relationship. The material agreements include a Strategic Partners Investment Agreement among the parties pursuant to which Motorola and RadioShack each purchased 689,656 shares of Mobility’s common stock at a price of $7.25 per share, for a total aggregate issuance by Mobility of 1,379,312 shares of its common stock and total aggregate gross proceeds to Mobility of $10 million; RadioShack and Motorola each received two warrants which provide each with the right to purchase up to an additional 1,190,476 shares of Mobility’s common stock at a price of $8.40 per share upon the achievement of certain performance results by Mobility, providing for a potential aggregate issuance by Mobility of an additional 2,380,952 shares of its common stock; and separate Sales Representative Agreements by and between Mobility and each of Motorola and RadioShack, pursuant to which the parties will engage in the sale of power products for low-power mobile electronic devices. The $10 million investment was funded, and the purchased shares were issued by the Company, on April 1, 2005.
(10) Discontinued Operations
     During 2004, the Company sold substantially all assets of its Texas subsidiary, which developed and marketed a handheld software product line, for $3,477,500 plus assumed liabilities of $467,000. The Company received $387,500 in cash, $200,000 held in a short-term escrow fund, which was released to the Company in March 2005, $415,000 in a short-term receivable and $2,475,000 million in notes receivable in exchange for assets with a book value of $3,235,000. During the six months ended June 30, 2005, the Company received an additional $350,000 as contingent consideration. In connection with this sale of assets, the Company has recorded a deferred gain of $881,000 as a reduction of the notes receivable. Recognition of the gain will occur when collectibility of notes receivable is reasonably assured.
     The results of operations from the handheld software product line have been presented in the condensed consolidated statements of operations as discontinued operations. Following is a summary of the discontinued operations related to the Company’s Texas subsidiary that were sold in 2004 (amounts in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2004	June 30, 2004
Revenue	$410	$877
Cost of revenue	163	304

Gross profit	247	573
Selling, general and administrative expenses	414	741

Total discontinued operations	$(167)	$(168)

(11) Net Income (Loss) per Share
     The computation of basic and diluted net income (loss) per share follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Basic net income (loss) per share computation:
Numerator:
Income (loss) from continuing operations	$11,659	$(1,067)	$10,949	$(1,839)
Discontinued operations	—	(167)	—	(168)

Net income (loss)	$11,659	$(1,234)	$10,949	$(2,007)

Denominator:
Weighted average number of common shares outstanding	30,278	27,912	29,439	27,782

Basic net income (loss) per share:
Continuing operations	$0.39	$(0.04)	$0.37	$(0.07)
Discontinued operations	$—	$(0.01)	$—	$(0.01)
Total basic net income (loss) per share	$0.39	$(0.04)	$0.37	$(0.07)

Diluted net income (loss) per share computation:
Numerator:
Income (loss) from continuing operations	$11,659	$(1,067)	$10,949	$(1,839)
Discontinued operations	—	(167)	—	(168)

Net income (loss)	$11,659	$(1,234)	$10,949	$(2,007)

Denominator:
Weighted average number of common shares outstanding	30,278	27,912	29,439	27,782
Effect of dilutive stock options, warrants, and restricted stock units	1,584	—	1,444	—
Dilutive effect of preferred shares if converted to common shares at the beginning of the period	155	—	212	—

	32,017	27,912	31,095	27,782

Stock options, warrants and restricted stock units not included in dilutive net income (loss) per share since antidilutive	—	2,337	—	2,337
Convertible preferred stock not included in dilutive net income (loss) per share since antidilutive	—	271	—	271

Diluted net income (loss) per share:
Continuing operations	$0.36	$(0.04)	$0.35	$(0.07)
Discontinued operations	$—	$(0.01)	$—	$(0.01)
Total diluted net income (loss) per share	$0.36	$(0.04)	$0.35	$(0.07)
(12) Business Segments, Concentration of Credit Risk and Significant Customers
     The Company is engaged in the business of selling accessories for computers and mobile electronic devices. Effective March 31, 2005, the Company formed a separate division, specifically for the purpose of developing, marketing and selling its low-power mobile electronic power products, which the Company has named the “itip Division”. In conjunction with the formation of the itip Division, the Company’s chief operating decision maker (CODM) began separately evaluating the operating results of the itip Division, the High-Power Group and the Connectivity Group. The Company’s CODM continues to evaluate revenues and gross profits based on products lines, routes to market and geographies. Prior to April 1, 2005, the CODM only evaluated operating results for the Company taken as a whole. As a result, effective April 1, 2005, in accordance with FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has determined it has three operating business segments, consisting of the High-Power Group, itip Division, and Connectivity Group.

     The following tables summarize the Company’s revenues, operating results and assets by business segment (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
High-Power Group	$14,191	$13,076	$28,006	$23,174
itip Division	1,141	—	1,141	—
Connectivity Group	5,095	3,575	9,638	7,521

	$20,427	$16,651	$38,785	$30,695

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Operating income (loss):
High-Power Group	$3,027	$1,672	$4,561	$2,590
itip Division	(599)	—	(599)	—
Connectivity Group	554	(81)	1,114	531
Corporate	(2,859)	(2,610)	(5,701)	(4,914)

	$123	$(1,019)	$(625)	$(1,793)

     The Company’s corporate function supports its various business segments and, as a result, the Company attributes the aggregate amount of its general and administrative expense to corporate as opposed to allocating it to individual business segments.

	June 30,	December 31,
	2005	2004
Assets:
High-Power Group	$26,499	$29,246
itip Division	—	—
Connectivity Group	15,894	13,165
Corporate	37,431	14,380

	$79,824	$56,791

     The Company’s cash and investments are used to support its various business segments and, as a result, the Company considers its aggregate cash and investments to be corporate assets as opposed to assets of individual business segments.
     The following tables summarize the Company’s revenues by product line, as well as its revenues by geography and the percentages of revenue by route to market (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
High-power mobile electronic power products	$13,030	$10,156	$24,813	$19,007
Low-power mobile electronic power products	1,510	2,018	2,664	2,018
Handheld products	3,565	2,217	6,370	4,403
Expansion and docking products	1,547	1,448	3,338	3,406
Accessories and other products	775	812	1,600	1,861

Total revenues	$20,427	$16,651	$38,785	$30,695

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
North America	$17,433	$14,225	$33,002	$25,006
Europe	1,432	1,807	2,674	4,769
Asia Pacific	1,562	594	3,109	856
All other	—	25	—	64

	$20,427	$16,651	$38,785	$30,695

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
OEM and private-label-resellers	63%	57%	63%	63%
Retailers and distributors	22%	33%	22%	25%
Other	15%	10%	15%	12%

	100%	100%	100%	100%

     The following table summarizes the Company’s profit margins by product lines. Profit margins, as indicated below, are computed on the basis of direct product cost only, which does not include overhead cost that is factored into consolidated gross profit margin.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
High-power mobile electronic power products	37%	39%	36%	40%
Low-power mobile electronic power products	49%	32%	43%	32%
Handheld products	37%	32%	35%	34%
Expansion and docking products	61%	59%	61%	59%
Accessories and other products	46%	50%	46%	48%
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
     Four customers accounted for 26%, 13%, 13%, and 11% of net sales for the six months ended June 30, 2005. Three customers accounted for 28%, 15%, and 10% of net sales for the six months ended June 30, 2004.
     Three customers’ accounts receivable balances accounted for 32%, 17% and 13% of net accounts receivable at June 30, 2005. Two customers’ accounts receivable balances accounted for 38% and 23% of net accounts receivable at June 30, 2004.
     Allowance for doubtful accounts was $243,000 and $311,000 at June 30, 2005 and December 31, 2004, respectively. Allowance for sales returns was $173,000 and $183,000 at June 30, 2005 and December 31, 2004, respectively.
     Export sales were approximately 15% and 18% of the Company’s net sales for the six months ended June 30, 2005 and 2004, respectively. The principal international markets served by the Company were Europe and Asia Pacific.
(13) Contingencies
     Holmes Lundt, et al., plaintiffs, and Jason Carnahan, et. al., intervenors, v. Mobility Electronics, Inc., Portsmith, Inc., Charles R. Mollo, Joan W. Brubacher, and Jeffrey R. Harris, pending in the District Court of the Fourth Judicial District of Idaho, Ada County, Case No. CV-0C-0302562D. This lawsuit initially was commenced on April 2, 2003, by Holmes Lundt, former President and CEO of Mobility Idaho, Inc. (formerly Portsmith, Inc.), the Company’s wholly-owned subsidiary, and his wife, but additional plaintiffs were added, and several of the Company’s officers and directors were added as defendants. The claims asserted arise substantially out of the transactions surrounding the Company’s acquisition of Portsmith in February 2002. Among other things, plaintiffs and intervenors disputed that the Company appropriately calculated and paid the earn-out consideration called for by the Portsmith merger agreement. The court issued an order on April 15, 2004 granting the Company’s motion for partial summary judgment on this pricing issue, meaning the court agreed that the Company had properly calculated the pricing of the shares issued by the Company in the Portsmith merger. The court subsequently affirmed this decision on November 18, 2004, pursuant to the plaintiffs’ motion for reconsideration. The Carnahan plaintiffs filed a second amended complaint with the court on December 13, 2004, the Lundt plaintiffs filed a third amended complaint with the court on February 14, 2005, and a new set of plaintiffs, also former stockholders of Portsmith, filed an initial complaint with the court on February 18, 2005 titled Jess Asla, et. al., plaintiffs v. Mobility Electronics, Inc., Charles Mollo and Joan Brubacher, pending in the District Court of the Fourth Judicial District of Idaho, Ada County, Case No. CV-OC-0501139. All three of these complaints assert claims for breach of contract, breach of an alleged covenant of good faith and fair dealing, unjust enrichment, declaratory judgment, breach of fiduciary duty, constructive trust, conversion, and interference with prospective economic advantage. The Lundt plaintiffs also assert claims for breach of Mr. Lundt’s employment agreement, and wrongful termination of Mr. Lundt. All three complaints seek monetary damages. On March 17, 2005, the Company filed separate motions to dismiss the complaints brought by the Lundt and Carnahan plaintiffs, and on June 14, 2005, the court issued an order denying these motions. On June 24, 2005, the Company filed a second amended counterclaim against both the Lundt and Carnahan plaintiffs, asserting claims for fraud and misrepresentation, unjust enrichment, breach of fiduciary duties, promissory estoppel, conversion, breach of contract, abuse of process, right of offset, declaratory judgment, breach of good faith and fair dealing, interference with prospective economic advantage, violations of Idaho and/or Delaware securities laws, indemnity and civil conspiracy. The Company seeks monetary damages in its counterclaim. This case is currently set for trial in June 2006. The Company intends to vigorously defend against the claims as well as pursue its own counterclaims against the plaintiffs.
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
     We use our proprietary technology to design and develop products that make computers and mobile electronic devices more efficient and cost effective, thus enabling professionals and consumers more effective use of these devices and the ability to access information more readily. Our products include high-power mobile electronic power, low-power mobile electronic power, handheld, expansion and docking, and accessory products. We are organized in three business segments, which consist of the High-Power Group, the itip Division and the Connectivity Group.
     High-Power Group. Our High-Power Group is focused on the development, marketing and sales of power products and accessories for mobile electronic devices with high power requirements, which consist primarily of portable computers. In addition, in accordance with the terms of our new strategic agreements with RadioShack and Motorola, we expect the High-Power Group to include the majority of our sales of itip products to RadioShack through December 31, 2005. We sell these products to OEMs, private-label resellers, distributors, resellers, retailers and end-users. We supply OEM–specific, high-power adapter products to Dell and IBM. We have entered into a strategic reseller agreement with Targus to market and distribute high-power adapter products on a private-label basis. We sell to retailers such as RadioShack and through distributors such as Ingram Micro. We also sell directly to end-users through our iGo.com website and provide customized solutions to corporate customers. High-Power Group revenue accounted for approximately 72% of revenue for the six months ended June 30, 2005, and 75% of revenue for the six months ended June 30, 2004.
     itip Division. Our 2004 development efforts focused significantly on the development of our patented itip products. In particular, we collaborated with RadioShack and Motorola to develop and market a line of power adapters, including cigarette lighter adapters, mobile AC adapters, and low-power universal AC/DC adapters, specifically designed for the low-power mobile electronic device market. Each of these devices incorporates our patented tip technology and the combination AC/DC adapter also allows users to simultaneously charge a second device with our optional DualPower accessory. In April 2005, we entered into new strategic agreements with RadioShack and Motorola under which we have formed the itip Division, which is specifically focused on the development, marketing and sales of low-power adapter products. In connection with these strategic agreements, RadioShack and Motorola will each act as sales representatives for the sale of our itip products. In addition, RadioShack and Motorola have each made strategic investments in our company to assist us in these efforts. itip revenue accounted for approximately 3% of revenue for the six months ended June 30, 2005 and 0% of revenue for the six months ended June 30, 2004.
     Connectivity Group. Our Connectivity Group is focused on the development, marketing and sales of expansion and docking products that utilize Split Bridge technology and handheld products. Our early focus was on the development of remote peripheral component interface, or PCI, bus technology and products based on proprietary Split Bridge® technology. We invested heavily in Split Bridge technology and while we had some success with Split Bridge in the corporate portable computer market with sales of universal docking stations, it became clear in early 2002 that this would not be the substantial opportunity we originally envisioned. In May 2005, we sold substantially all of our intellectual property relating to Split Bridge technology. Although we no longer own Split Bridge technology, we continue to produce and sell docking, expansion and connectivity products using Split Bridge technology through a non-exclusive, perpetual royalty-free license. We supply OEM-specific connectivity products to Symbol Technologies. We also sell connectivity products to other OEMs, distributors and end-users. Connectivity Group revenue accounted for approximately 25% of revenue for the six months ended June 30, 2005 and 25% of revenue for the six months ended June 30, 2004.
     Across all three business segments, sales to OEMs and private-label resellers accounted for approximately 63% of revenue for the six months ended June 30, 2005 and 63% of revenue for the six months ended June 30, 2004. Sales through retailers and distributors accounted for approximately 22% of revenue for the six months ended June 30, 2005 and 25% of revenue for the six months ended June 30, 2004. The balance of our revenue during these periods was derived from direct sales to end-users. In the future, we expect that we will be dependent upon a relatively small number of customers for a significant portion of our revenue, including most notably RadioShack, Targus, IBM, Dell, and Symbol.
     Our focus in 2005 is to continue to proliferate power products that incorporate our patented tip technology for both high-power and low-power mobile electronic devices. Our long-term goal is to establish an industry standard for all mobile electronic device power adapters based on our patented tip technology. We also believe there are long-term growth opportunities for our connectivity products and technology related to the new smartphones that are being introduced by the major phone manufacturers.
     Our ability to execute successfully on our near and long-term objectives depends largely upon the general market acceptance of our tip technology which allows users to charge multiple devices with a single adapter and our ability to protect our proprietary rights to this technology. Additionally, we must execute on the customer relationships that we have developed and continue to design, develop, manufacture and market new and innovative technology and products that are embraced by these customers and the overall market in general.
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
     Our recognition of revenue from product sales to distributors, resellers and retailers, or the “distribution channel,” is affected by agreements we have giving certain customers rights to return up to 15% of their prior quarter’s purchases, provided that they place a new order for equal or greater dollar value of the amount returned. We also have agreements with certain customers that allow them to receive credit for subsequent price reductions, or “price protection.” At the time we recognize revenue, upon shipment and transfer of ownership, we reduce revenue for the gross sales value of estimated future returns, as well as our estimate of future price protection. We also reduce cost of revenue for the gross product cost of estimated future returns. We record an allowance for sales returns in the amount of the difference between the gross sales value and the cost of revenue as a reduction of accounts receivable. Gross sales to the distribution channel accounted for approximately 22% of revenue for the six months ended June 30, 2005 and 25% of revenue for the six months ended June 30, 2004.
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
     Inventory Valuation. Inventories consist of finished goods and component parts purchased both partially and fully assembled. We have all normal risks and rewards of our inventory held by contract manufacturers. Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories include material and overhead costs. Overhead costs are allocated to inventory based on a percentage of material costs. We monitor usage reports to determine if the carrying value of any items should be adjusted due to lack of demand for the items. We make a downward adjustment to the value of our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. We recorded downward adjustments to inventory of $143,000 during the six months ended June 30, 2005 and $897,000 during the six months ended June 30, 2004. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.
     Goodwill and Intangible Assets Valuation. Under Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS 142), we are required to evaluate recorded goodwill annually, or when events indicate the goodwill may be impaired. The impairment evaluation process is based on both a discounted future cash flows approach and a market comparable approach. The discounted cash flows approach uses our estimates of future market growth rates, market share, revenue and costs, as well as appropriate discount rates. We test goodwill for impairment on an annual basis as of December 31. We evaluated goodwill for impairment as of December 31, 2004 and determined that recorded goodwill was not impaired at that time. Recorded goodwill was reduced by approximately $2.0 million as a result of the sale of the assets of Mobility Texas, Inc. during 2004. During the quarter ended June 30, 2005, no triggering events occurred that would lead us to believe that goodwill was impaired as of June 30, 2005.
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
Results of Operations
     The following table presents certain selected consolidated financial data for the periods indicated expressed as a percentage of total revenue:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	68.6%	73.9%	69.3%	70.8%

Gross profit	31.4%	26.1%	30.7%	29.2%

Operating expenses:
Sales and marketing	9.4%	8.8%	10.1%	10.2%
Research and development	7.4%	7.7%	7.5%	8.8%
General and administrative	14.0%	15.7%	14.7%	16.0%

Total operating expenses	30.8%	32.2%	32.3%	35.0%

Income (loss) from operations	0.6%	(6.1%)	(1.6%)	(5.8%)

Other income (expense):
Interest, net	0.9%	(0.3%)	0.6%	(0.2%)
Other, net	57.0%	(0.0%)	30.0%	0.1%
Provision for income tax	(1.4%)	0.0%	(0.7%)	0.0%

Income (loss) from continuing operations	57.1%	(6.4%)	28.2%	(6.0%)
Loss from discontinued operations	0.0%	(1.0%)	0.0%	(0.5%)

Net income (loss)	57.1%	(7.4%)	28.2%	(6.5%)

Comparison of Three Months Ended June 30, 2005 and 2004
     Revenue. Revenue generally consists of sales of products, net of returns and allowances. To date, our revenues have come predominantly from power adapters, handheld products, expansion and docking products, and accessories. The following table summarizes the year-over-year comparison of our revenue for the periods indicated (amounts in thousands):

				Percentage change
			Increase	from the same
			from same period in	period in the prior
	Q2 2005	Q2 2004	the prior year	year
High-Power Group	$14,191	$13,076	$1,115	8.5%

itip Division	1,141	—	1,141	—

Connectivity Group	5,095	3,575	1,520	42.5%

Total Revenue	$20,427	$16,651	$3,776	22.7%
     High-Power Group. The increase in High-Power Group revenue is primarily due to continued sales growth of our family of combination AC/DC, AC only and DC only universal power adapters during the three months ended June 30, 2005. Sales of OEM–specific, high-power products increased by $2.2 million, or 95.6%, to $4.6 million during the three months ended June 30, 2005 as compared to $2.4 million during the three months ended June 30, 2004, primarily as a result of increased sales to Dell. Sales of high-power products developed specifically for private-label resellers increased by $477,000, or 8.9%, to $5.8 million during the three months ended June 30, 2005 as compared to $5.4 million during the three months ended June 30, 2004. Sales of iGo branded high-power products to retailers and distributors decreased by $2.5 million, or 41.1%, to $3.7 million during the three months ended June 30, 2005 as compared to $6.2 million during the three months ended June 30, 2004. The decrease in sales to retailers and distributors for the three months ended June 30, 2005, as compared to the same period in the prior year, is primarily as a result of approximately $2.0 million of initial stocking orders by RadioShack of itip products included in High-Power Group revenue for the three months ended June 30, 2004.
     itip Division. The itip Division was formed on March 31, 2005. For the three months ended June 30, 2005, itip Division revenue consists primarily of sales of itip products to various retailers and distributors, as well as sales to end-users through our

iGo.com website. Our itip Division strategy is to gain further market penetration into mobile wireless carriers, distributors and retailers through our own sales efforts, as well as those of our sales representatives, RadioShack and Motorola.
     Connectivity Group. The increase in Connectivity Group revenue is primarily attributable to an increase in sales of handheld products of $1.4 million, or 60.8%, to $3.6 million during the three months ended June 30, 2005 as compared to $2.2 million during the three months ended June 30, 2004. Many customers for these products purchase periodically rather than ratably throughout the year, which may cause revenue of the connectivity group to fluctuate from period to period.
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

				Percentage change
			Increase from same	from the same
			period in the prior	period in the prior
	Q2 2005	Q2 2004	year	year
Cost of revenue	$14,016	$12,305	$1,711	13.9%

Gross profit	$6,411	$4,346	$2,065	47.5%

Gross margin	31.4%	26.1%	5.3%	20.3%
     The increase in cost of revenue was due primarily to the 22.7% volume increase in revenue, partially offset by a decrease in indirect product overhead expenses, as compared to the three months ended June 30, 2004. Cost of revenue as a percentage of revenue decreased to 68.6% for the three months ended June 30, 2005 from 73.9% for the three months ended June 30, 2004, resulting in increased gross margin. Indirect product overhead expenses decreased by $441,000, or 20.5%, to $1.7 million during the three months ended June 30, 2005 as compared to $2.1 million during the three months ended June 30, 2004, primarily due to a reduction in inventory write-downs of $540,000. The increase in gross profit and corresponding gross margin is primarily attributable to reduced indirect product overhead expenses previously discussed.
     Sales and marketing. Sales and marketing expenses generally consist of salaries, commissions and other personnel-related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. The following table summarizes the year-over-year comparison of our sales and marketing expenses for the periods indicated (amounts in thousands):

Percentage change
			Increase	from the same
			from same period in	period in the prior
	Q2 2005	Q2 2004	the prior year	year
Sales and marketing	$1,912	$1,468	$444	30.2%
     The increase in sales and marketing expenses primarily resulted from costs associated with the addition of seven sales and marketing personnel and additional marketing costs associated with the rollout of new power products. As a percentage of revenue, sales and marketing expenses increased to 9.4% for the three months ended June 30, 2005 from 8.8% for the three months ended June 30, 2004.
     Research and development. Research and development expenses consist primarily of salaries and personnel-related costs, outside consulting, lab costs and travel-related costs of our product development group. The following table summarizes the year-over-year comparison of our research and development expenses for the periods indicated (amounts in thousands):

Percentage change
			Increase	from the same
			from same period in	period in the prior
	Q2 2005	Q2 2004	the prior year	year
Research and development	$1,517	$1,287	$230	17.9%
     The increase in research and development expenses primarily resulted from costs associated with the addition of 14 engineering personnel, as well as the timing of expenses incurred in connection with the continued development of our family of power products. As a percentage of revenue, research and development expenses decreased to 7.4% for the three months ended June 30, 2005 from 7.7% for the three months ended June 30, 2004.
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

Percentage change
			Increase	from the same
			from same period in	period in the prior
	Q2 2005	Q2 2004	the prior year	year
General and administrative	$2,859	$2,610	$249	9.6%
     The increase in general and administrative expenses primarily resulted from an increase in non-cash expenses of $364,000 related to the amortization of equity compensation, partially offset by a decrease in legal expenses of $293,000. General and administrative expenses as a percentage of revenue decreased to 14.0% for the three months ended June 30, 2005 from 15.7% for the three months ended June 30, 2004.
     Interest income (expense) net. During the three months ended June 30, 2005, we earned $183,000 of net interest income, compared to net interest expense of $46,000 during the three months ended June 30, 2004. The increase in net interest income is primarily the result of an increase in cash, cash equivalents, short- and long-term investments resulting from the sale of intellectual property assets, as well as equity investments by RadioShack and Motorola.

				Percentage change
			Increase	from the same
			from same period in	period in the prior
	Q2 2005	Q2 2004	the prior year	year
Interest income	$207	$29	$178	613.8%

Interest expense	24	75	(51)	(68.0)%

Interest income (expense), net	$183	$(46)	$229	497.8%

     Other income (expense) net. During the three months ended June 30, 2005, we recorded a gain on the sale of intellectual property assets in the amount of $11.6 million.
     Income taxes. As a result of the $11.6 million gain on the sale of intellectual property assets, we became subject to corporate alternative minimum tax (AMT). As AMT is currently payable, we are not able to utilize net operating losses to offset this AMT liability. Accordingly, for the three months ended June 30, 2005, we recorded a provision for income tax in the amount of $285,000, which represents our estimate of AMT liability. We have incurred net losses from inception through the three months ended March 31, 2005; therefore, no additional provision for income taxes was required for the three months ended June 30, 2005 and no provision for income tax was required for the three months ended June 30, 2004. Based on historical operating losses, we have no assurance that we will fully realize the benefits of the net operating loss carryforwards. We have not, therefore, recorded a tax benefit from our net operating loss carryforwards for either of the three months ended June 30, 2005 or June 30, 2004.
Comparison of Six Months Ended June 30, 2005 and 2004
     Revenue. Revenue generally consists of sales of products, net of returns and allowances. To date, our revenues have come predominantly from power adapters, handheld products, expansion and docking products, and accessories. The following table summarizes the year-over-year comparison of our revenue for the periods indicated (amounts in thousands):

				Percentage change
			Increase	from the same
	Six Months	Six Months Ended	from same period in	period in the prior
	Ended June 30, 2005	June 30, 2004	the prior year	year
High-Power Group	$28,006	$23,174	$4,832	20.9%

itip Division	1,141	—	1,141	—

Connectivity Group	9,638	7,521	2,117	28.1%

Total Revenue	$38,785	$30,695	$8,090	26.4%
     High-Power Group. The increase in High-Power Group revenue is primarily due to continued sales growth of our family of combination AC/DC, AC only and DC only universal power adapters during the six months ended June 30, 2005. Sales of OEM–specific, high-power products increased by $3.3 million, or 60.5%, to $8.7 million during the six months ended June 30, 2005, as compared to $5.4 million during the six months ended June 30, 2004, primarily as a result of increased sales to Dell. Sales of high-power products developed specifically for private-label resellers increased by $565,000, or 5.5%, to $10.9 million during the six months ended June 30, 2005 as compared to $10.3 million during the six months ended June 30, 2004. Sales of iGo branded high-power products to retailers and distributors increased by $291,000, or 3.3% to $8.5 million during the six months ended June 30, 2005 as compared to $8.8 million during the six months ended June 30, 2004.

     itip Division. The itip Division was formed on March 31, 2005. For the six months ended June 30, 2005, itip Division revenue consists primarily of sales of itip products to various retailers and distributors, as well as sales to end-users through our iGo.com website. Our itip Division strategy is to gain further market penetration into mobile wireless carriers, distributors and retailers through our own sales efforts, as well as those of our sales representatives, RadioShack and Motorola.
     Connectivity Group. The increase in Connectivity Group revenue is primarily attributable to an increase in sales of handheld products of $2.0 million, or 44.7% to $6.4 million during the six months ended June 30, 2005 as compared to $4.4 million during the six months ended June 30, 2004. Many customers for these products purchase periodically rather than ratably throughout the year, which may cause revenue of the connectivity group to fluctuate from period to period.
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

				Percentage change
			Increase from same	from the same
	Six Months	Six Months Ended	period in the prior	period in the prior
	Ended June 30, 2005	June 30, 2004	year	year
Cost of revenue	$26,897	$21,737	$5,160	23.7%

Gross profit	$11,888	$8,958	$2,930	32.7%

Gross margin	30.7%	29.2%	1.5%	5.1%
     The increase in cost of revenue was due primarily to the 26.4% volume increase in revenue, as well as to shifts in customer mix and product mix, partially offset by a decrease in indirect product overhead expenses, as compared to the six months ended June 30, 2004. Cost of revenue as a percentage of revenue decreased to 69.3% for the six months ended June 30, 2005 from 70.8% for the six months ended June 30, 2004, resulting in increased gross margin. Indirect product overhead expenses decreased by $664,000, or 17.6%, to $3.1 million during the six months ended June 30, 2005 as compared to $3.8 million during the six months ended June 30, 2004, primarily due to a reduction in inventory write-downs of $670,000. The increase in gross profit and corresponding gross margin is primarily attributable to the shift in product mix and reduced indirect product overhead expenses previously discussed.
     Sales and marketing. Sales and marketing expenses generally consist of salaries, commissions and other personnel-related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. The following table summarizes the year-over-year comparison of our sales and marketing expenses for the periods indicated (amounts in thousands):

Percentage change
			Increase	from the same
	Six Months	Six Months Ended	from same period in	period in the prior
	Ended June 30, 2005	June 30, 2004	the prior year	year
Sales and marketing	$3,898	$3,126	$772	24.7%
     The increase in sales and marketing expenses primarily resulted from costs associated with the addition of seven sales and marketing personnel and additional marketing costs associated with the rollout of new power adapter products. As a percentage of revenue, sales and marketing expenses decreased to 10.1% for the six months ended June 30, 2005 from 10.2% for the six months ended June 30, 2004.
     Research and development. Research and development expenses consist primarily of salaries and personnel-related costs, outside consulting, lab costs and travel-related costs of our product development group. The following table summarizes the year-over-year comparison of our research and development expenses for the periods indicated (amounts in thousands):

Percentage change
			Increase	from the same
	Six Months	Six Months Ended	from same period in	period in the prior
	Ended June 30, 2005	June 30, 2004	the prior year	year
Research and development	$2,914	$2,711	$203	7.5%
     The increase in research and development expenses primarily resulted from costs associated with the addition of 14 engineering personnel, as well as the timing of expenses incurred in connection with the continued development of our family of power products. As a percentage of revenue, research and development expenses decreased to 7.5% for the six months ended June 30, 2005 from 8.8% for the six months ended June 30, 2004.

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

	Six Months	Six Months Ended	Increase	Percentage change
	Ended June	June	from same period	from the same period
	30, 2005	30, 2004	in the prior year	in the prior year
General and administrative	$5,701	$4,914	$787	16.0%
     The increase in general and administrative expenses primarily resulted from an increase in non-cash expenses of $728,000 related to the amortization of equity compensation. General and administrative expenses as a percentage of revenue decreased to 14.7% for the six months ended June 30, 2005 from 16.0% for the six months ended June 30, 2004.
     Interest income (expense) net. During the six months ended June 30, 2005, we earned $221,000 of net interest income, compared to net interest expense of $66,000 during the six months ended June 30, 2004. The increase in net interest income is primarily the result of an increase in cash, cash equivalents, short- and long-term investments resulting from the sale of intellectual property assets, as well as equity investments by RadioShack and Motorola.

			Increase	Percentage change
			from same period	from the same period
	Q2 2005	Q2 2004	in the prior year	in the prior year
Interest income	$267	$67	$200	298.5%

Interest expense	46	133	(87)	(65.4)%

Interest income (expense), net	$221	$(66)	$287	434.8%

     Other income (expense) net. During the six months ended June 30, 2005, we recorded a gain on the sale of intellectual property assets in the amount of $11.6 million.
     Income taxes. As a result of the $11.6 million gain on the sale of intellectual property assets, we became subject to corporate alternative minimum tax (AMT). As AMT is currently payable, we are not able to utilize net operating losses to offset this AMT liability. Accordingly, for the six months ended June 30, 2005, we recorded a provision for income tax in the amount of $285,000, which represents our estimate of AMT liability. We have incurred net losses from inception through the three months ended March 31, 2005; therefore, no additional provision for income taxes was required for the six months ended June 30, 2005 and no provision for income tax was required for the six months ended June 30, 2004. Based on historical operating losses, we have no assurance that we will fully realize the benefits of the net operating loss carryforwards. We have not, therefore, recorded a tax benefit from our net operating loss carryforwards for either of the six months ended June 30, 2005 or June 30, 2004.
Operating Outlook
     In the third quarter of 2005, we expect total revenue to range between $21.5 million and $22.5 million, and diluted earnings per share of $0.00. From a long-term perspective, we believe there are a number of major catalysts that we expect will drive future growth and profitability:
•	Continued growth in sales of itip products driven by new products, new accounts and the continued ramp-up of new distribution partners such as The Carphone Warehouse, Monster Cable, Targus, Micro Innovations, the Source by Circuit City, Apple and the palmOne and Treo online stores.

•	Continued growth in sales of high-power products as accounts such as Wal-Mart, PC World, Staples, Xantrex, and The Sharper Image begin and/or continue to ramp-up.

•	The continued rollout of our itip products to wireless carriers, distributors and retailers through Motorola’s distribution channels.

•	Incremental revenue generated from expansion into new power areas such as rechargeable batteries/chargers, portable power inverters, and solar-powered chargers.

•	The anticipated introduction of jointly developed itip products with Energizer in early 2006.

•	Improved economics in the itip Division resulting from the new terms in place with RadioShack that will take full effect at the beginning of 2006.
     We expect third quarter 2005 gross margin to be similar to the 31.4% gross margin for the three months ended June 30, 2005. As we roll out sales of itip products to the customers indicated above, we expect gross margins to increase as we spread higher sales volumes over relatively fixed operating overhead expenses.
     We expect third quarter operating expenses to increase by approximately $750,000 compared to the three months ended June 30, 2005, primarily driven by an increase in research and development spending to support internal development programs, as well as those with strategic partners. The increase will also be driven by an increase in legal expenses during the third quarter to support our patent infringement and other litigation matters.
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
Liquidity and Capital Resources
     The following table sets forth, for the periods presented, certain consolidated cash flow information (amounts in thousands):

	Six Months Ended June 30,
	2005	2004
Net cash provided by (used in) operating activities	$48	$(615)
Net cash used in investing activities	(1,711)	(586)
Net cash provided by financing activities	10,798	668
Foreign currency exchange impact on cash flow	(29)	5
Net cash used in discontinued operations	(95)	(98)

Increase (decrease) in cash and cash equivalents	$9,011	$(626)

Cash and cash equivalents at beginning of period	$12,768	$11,024

Cash and cash equivalents at end of period	$21,779	$10,398

     Cash and Cash Flow. Our cash balances are held in the United States and the United Kingdom. Our intent is that the cash balances will remain in these countries for future growth and investments and we will meet any liquidity requirements in the United States through ongoing cash flows, external financing, or both. Our primary use of cash has been to fund our operating losses, working capital requirements, acquisitions and capital expenditures necessitated by our growth. The growth of our business has required, and will continue to require, investments in accounts receivable and inventories. Our primary sources of liquidity have been funds provided by issuances of equity securities and proceeds from the sale of intellectual property assets.
•	Net cash provided by (used in) operating activities. Cash was provided by operating activities for the six months ended June 30, 2005 primarily from operating income. In 2005, we expect to generate positive cash flow from operating activities as we expect our operating results to be at or near breakeven with non-cash items and changes in working capital to have a relatively neutral effect on cash flows. Our consolidated cash flow operating metrics are as follows:

	June 30,
	2005	2004
Days outstanding in ending accounts receivable (“DSOs”)	77	95
Inventory turns	7	6
The improvement in DSOs at June 30, 2005 compared to June 30, 2004, is primarily due to the gross-up of accounts receivable from RadioShack with respect to sales of products manufactured by RadioShack but for which we did not recognize revenue during the six months ended June 30, 2004. For the six months ended June

30, 2005 we were able to offset similar accounts receivable with corresponding accounts payable. Also, the improvement is a result of more timely collection of accounts receivable. We expect DSOs to remain consistent or to improve slightly throughout the remainder of 2005 as we continue to leverage our key OEM, private-label reseller and retail customer relationships. The improvement in inventory turns is primarily due to increased sales during the six months ended June 30, 2005 without a corresponding increase in inventory. We expect to continue to manage inventory growth during the remainder of 2005, and we expect inventory turns to remain consistent or improve slightly as we increase sales volumes in the remainder of 2005.
•	Net cash used in investing activities. As a result of funds received during the six months ended June 30, 2005 in connection with the sale of intellectual property assets and equity investments made by RadioShack and Motorola, we invested $14.0 million in various short and long-term corporate and government securities. These investments were partially offset by gross proceeds of $13.0 million received in connection with our sale of intellectual property assets during the six months ended June 30, 2005. We also used cash for the purchase of property and equipment. We anticipate future investment in capital equipment, primarily for tooling equipment to be used in the production of new products.

•	Net cash provided by financing activities. Net cash provided by financing activities for the six months ended June 30, 2005 was primarily from net proceeds from equity investments by RadioShack and Motorola combined with exercises of stock options and warrants and payment of stock subscription receivables. Although we expect to generate cash flows from operations sufficient to support our operations, we may issue additional shares of stock in the future to generate cash for growth opportunities.
     As of June 30, 2005, we had approximately $146 million of federal, foreign and state net operating loss carryforwards which expire at various dates. We anticipate that the sale of common stock in our initial public offering coupled with prior sales of common stock will cause an annual limitation on the use of our net operating loss carryforwards pursuant to the change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended. This limitation is expected to have a material effect on the timing of our ability to use the net operating loss carryforward in the future. Additionally, our ability to use the net operating loss carryforward is dependent upon our level of future profitability, which currently cannot be determined.
     Financing Facilities. In July 2004, we amended our $10.0 million bank line of credit. The line bears interest at prime, interest only payments are due monthly, with final payment of interest and principal due on July 31, 2006. The line of credit is secured by all of our assets and subject to financial covenants, with which we were in compliance as of June 30, 2005. We had no outstanding balance against this line of credit as of June 30, 2005. Under the terms of the line, we can borrow up to 80% of eligible accounts receivable. At June 30, 2005, our net borrowing base capacity was approximately $8.7 million.
     Contractual Obligations. In our day-to-day business activities, we incur certain commitments to make future payments under contracts such as operating leases and purchase orders. Maturities under these contracts are set forth in the following table as of June 30, 2005 (amounts in thousands):

	Payment due by period
	2005	2006	2007	2008	2009	More than 5 years
Operating lease obligations	$390	$688	$678	$375	$—	$—
Inventory Purchase obligations	22,725	—	—	—	—	—
Other long-term obligations	85	413	25	—	—	—

Totals	$23,200	$1,101	$703	$375	$—	$—

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

     During 2004, we sold the assets of our handheld software product line for approximately $1.3 million in cash and current receivables, and approximately $2.5 million in notes receivable. Proceeds from the sale exceeded book value of the assets sold by approximately $881,000. This gain has been deferred until collectibility of the notes receivable is reasonably assured.
     On May 6, 2005, we sold a portfolio of patents and patents pending relating to our Split Bridge and serialized PCI intellectual property for gross proceeds of $13.0 million, resulting in the recognition of a gain of $11.6 million.
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
     In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 requires retrospective application to prior period financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS 154 further requires a change in depreciation, amortization or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 will become effective for the Company’s fiscal year beginning January 1, 2006.
     In June 2005, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 143-1 (“FSP FAS 143-1”), “Accounting for Electronic Equipment Waste Obligations.” FSP FAS 143-1 addresses the accounting for obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”) adopted by the European Union (“EU”). FSP FAS 143-1 is effective the later of the first reporting period that ends after June 8, 2005 or the date that the first EU member country in which a company has significant operations adopts the law. As of June 30, 2005, no EU-member country in which the Company has significant operations had adopted the law.
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
     See “Liquidity and Capital Resources” for further discussion of our financing facilities and capital structure. Market risk, calculated as the potential change in fair value of our cash and cash equivalents and line of credit resulting from a hypothetical 1.0% (100 basis point) change in interest rates, was not material at June 30, 2005.
ITEM 4. CONTROLS AND PROCEDURES
     Based upon their evaluations of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer have concluded that their evaluations have provided them with reasonable assurance that our disclosure controls and procedures were effective and designed to ensure that information required to be disclosed by us in this report is recorded, processed, summarized and reported by the filing date of this report, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In connection with the evaluations described above, we identified no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Holmes Lundt, et al., plaintiffs, and Jason Carnahan, et. al., intervenors, v. Mobility Electronics, Inc., Portsmith, Inc., Charles R. Mollo, Joan W. Brubacher, and Jeffrey R. Harris, pending in the District Court of the Fourth Judicial District of Idaho, Ada County, Case No. CV-0C-0302562D. This lawsuit initially was commenced on April 2, 2003, by Holmes Lundt, former President and CEO of Mobility Idaho, Inc. (formerly Portsmith, Inc.), the Company’s wholly-owned subsidiary, and his wife, but additional plaintiffs were added, and several of the Company’s officers and directors were added as defendants. The claims asserted arise substantially out of the transactions surrounding the Company’s acquisition of Portsmith in February 2002. Among other things, plaintiffs and intervenors disputed that the Company appropriately calculated and paid the earn-out consideration called for by the Portsmith merger agreement. The court issued an order on April 15, 2004 granting the Company’s motion for partial summary judgment on this pricing issue, meaning the court agreed that the Company had properly calculated the pricing of the shares issued by the Company in the Portsmith merger. The court subsequently affirmed this decision on November 18, 2004, pursuant to the plaintiffs’ motion for reconsideration. The Carnahan plaintiffs filed a second amended complaint with the court on December 13, 2004, the Lundt plaintiffs filed a third amended complaint with the court on February 14, 2005, and a new set of plaintiffs, also former stockholders of Portsmith, filed an initial complaint with the court on February 18, 2005 titled Jess Asla, et. al., plaintiffs v. Mobility Electronics, Inc., Charles Mollo and Joan Brubacher, pending in the District Court of the Fourth Judicial District of Idaho, Ada County, Case No. CV-OC-0501139. All three of these complaints assert claims for breach of contract, breach of an alleged covenant of good faith and fair dealing, unjust enrichment, declaratory judgment, breach of fiduciary duty, constructive trust, conversion, and interference with prospective economic advantage. The Lundt plaintiffs also assert claims for breach of Mr. Lundt’s employment agreement, and wrongful termination of Mr. Lundt. All three complaints seek monetary damages. On March 17, 2005, the Company filed separate motions to dismiss the complaints brought by the Lundt and Carnahan plaintiffs, and on June 14, 2005, the court issued an order denying these motions. On June 24, 2005, the Company filed a second amended counterclaim against both the Lundt and Carnahan plaintiffs, asserting claims for fraud and misrepresentation, unjust enrichment, breach of fiduciary duties, promissory estoppel, conversion, breach of contract, abuse of process, right of offset, declaratory judgment, breach of good faith and fair dealing, interference with prospective economic advantage, violations of Idaho and/or Delaware securities laws, indemnity and civil conspiracy. The Company seeks monetary damages in its counterclaim. This case is currently set for trial in June 2006. The Company intends to vigorously defend against the claims as well as pursue its own counterclaims against the plaintiffs.
     On May 7, 2004, the Company filed separate complaints with the International Trade Commission (the “ITC”) in Washington, DC and the United States District Court for the Eastern District of Texas, Case No. 5:04-CV-103, against Formosa Electronic Industries, Inc., Micro Innovations Corp. and SPS, Inc. On July 13, 2004, the Company filed an amended complaint with the United States District Court for the Eastern District of Texas to add Sakar International Inc. and Worldwide Marketing Ltd. as parties to the federal district court action. With the exception of Formosa, the Company subsequently reached favorable settlements with each of the other defendants and dismissed them from both the ITC and federal district court actions. In addition, the Company subsequently and voluntarily terminated its ITC action against Formosa and is instead aggressively pursuing all of its claims against Formosa through the federal district court action in the United States District Court for the Eastern District of Texas. The Company’s current second amended complaint filed with the court in January 2005, titled Mobility Electronics, Inc. v. Formosa Electronic Industries Inc., Case No. 504-CV-103, pending in the United States District Court for the Eastern District of Texas, alleges infringement of one or more of U.S. Patent Nos. 5,347,211, 6,064,177, 6,650,560, 6,700,808, and 6,775,163 owned by the Company, as well as misappropriation of trade secrets, conversion, violation of the Texas Theft Liability Act, conspiracy, and fraudulent concealment. The Company has also filed an application for preliminary injunction against Formosa. The Company, in its complaint, seeks a permanent injunction against further use of its trade secrets and further infringement of these patents, as well as compensatory and treble damages. Formosa, in January 2005, filed a motion to dismiss. A hearing on Mobility’s application for preliminary injunction and Formosa’s motion to dismiss is expected to be heard in August 2005 and a trial has tentatively been scheduled for April 2006. The Company intends to vigorously pursue its claims in this action.
     On August 26, 2004, the Company and iGo Direct Corporation, the Company’s wholly owned subsidiary, filed a complaint against Twin City Fire Insurance Co. in the United States District Court for the District of Nevada, Case No. CV-N-04-0460-HDM-RAM. The complaint alleges several causes of action in connection with Twin City’s refusal to cover, under director and liability insurance policies issued to iGo by Twin City, fees and expenses incurred in connection with the defense of certain former officers of iGo relating to a Securities and Exchange Commission matter that arose prior to the Company’s acquisition of iGo Corporation in September 2002. Twin City filed an answer to this complaint on September 20, 2004. On January 10, 2005, the Company filed a motion for summary judgment seeking an order from the court that, as a matter of law, Twin City breached, and continues to breach, its obligations under the director and liability insurance policies. On July 26, 2005, the court denied the Company and iGo Direct Corporation’s motion for summary judgment, without prejudice. The parties intend to continue to engage in discovery through early October 2005, at which time the Company and iGo Direct Corporation intend to renew their motion for summary judgment. The Company and iGo Direct Corporation will continue to vigorously pursue their claims in this action.
     We are from time to time involved in various legal proceedings other than those set forth above incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on our business, financial condition, results of operations or liquidity.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On June 6, 2005, we issued an additional 15,000 shares of common stock to InVision Wireless, LLC, in connection with an earnout payment obligation relating to our acquisition of the hardware business of InVision Software Inc. and InVision Wireless, LLC completed December 1, 2003. This issuance was made in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving any public offering.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our annual meeting of stockholders was held on May 24, 2005, at which meeting our stockholders were asked to consider and vote upon the following:
1.	The re-election of Jeffrey R. Harris and William O. Hunt as Class II members of our Board of Directors to serve until the 2008 annual meeting of stockholders and until their respective successors have been elected and qualified; and

2.	The selection of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2005.
     The number of shares cast for, against or withheld, as well as the number of abstentions and broker non-votes, on each matter considered at the meeting, were as follows:

	Shares	Shares		Abstention/
	Voted	Voted	Shares	Broker
	For	Against	Withheld	Non-Votes
1. Election of Directors:
Jeffrey R. Harris	25,492,266	—	665,923	—
William O. Hunt	25,398,025	—	760,164	—

2. Ratification of KPMG LLP as independent registered public accounting firm	25,730,036	139,835	—	288,318
     The terms of the other members of our Board of Directors, specifically Charles R. Mollo, Robert W. Shaner, Larry M. Carr and Jerre L. Stead, continued after the meeting.
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

MOBILITY ELECTRONICS, INC.
Dated: August 9, 2005	By:	/s/ Charles R. Mollo
Charles R. Mollo
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

	By:	/s/ Joan W. Brubacher
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