Form 10-K/A
period 2004-12-31
MOBILITY ELECTRONICS INC
filed 2005-11-14
CIK 1075656

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

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

MOBILITY ELECTRONICS, INC.
FORM 10-K/A

Explanatory Note
Form 10-K/A Amendment No. 1
Overview
     Mobility Electronics, Inc. (the “Company”) is filing this Amendment No. 1 to its annual report on Form 10-K for the year ended December 31, 2004 (the “Form 10-K/A”), to amend and restate its financial statements for the years ended December 31, 2003 and 2004 and, except for the first quarter of 2003, for each quarter in 2003 and 2004, to adjust the Company’s accounting for costs incurred in connection with business combinations previously recorded to goodwill that should have been recorded as general and administrative expense in the period in which they were incurred. In addition, the Company has determined that control deficiencies related to the Company’s procedures for determining the appropriate accounting treatment for costs incurred in connection with business combinations, which gave rise to this restatement, constituted a material weakness in the Company’s internal control over financial reporting. Specifically, the Company did not have effective policies and procedures, and lacked effective reviews by personnel at an appropriate level, for accounting for the costs incurred related to business combinations, to ensure that such costs were accounted for in accordance with generally accepted accounting principles. The Company has subsequently designed and implemented a new procedure as part of its internal controls over financial reporting that requires additional management approval for all costs affecting goodwill, and adds an additional level of management review to evaluate on a quarterly basis the accounting treatment of costs associated with business combinations to determine that such treatment is consistent with the guidance of SFAS No. 141, Business Combinations. The Company believes that this change will be effective in remediating the material weakness. See Management’s Report on Internal Controls Over Financial Reporting (as restated) in Item 8, and Item 9A — Controls and Procedures.
Restatement
     This restatement stems from comments received from the staff (the “Staff”) of the Securities and Exchange Commission (the “Commission”) requesting support for the Company’s decision to record costs, consisting primarily of legal fees stemming from unresolved issues in connection with the acquisition of Portsmith and iGo, as goodwill, rather than as period expense. During the year ended December 31, 2003, the year ended December 31, 2004, and the six months ended June 30, 2005, the Company recorded approximately $502,000, partially offset by miscellaneous recoveries of $72,000, $1,036,000, partially offset by a miscellaneous recovery of $92,000, and $426,000, partially offset by miscellaneous recoveries of $18,000 respectively, of these costs as a component of goodwill. These miscellaneous recoveries relate to the iGo acquisition, and occurred more than one year after the acquisition date. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Notes 2(a) and 20 of the consolidated financial statements, for a more detailed description of the effect of this restatement.
     Based on the comments received from, and discussions with, the Staff on October 27, 2005, and after consultation with the Company’s independent registered public accounting firm, KPMG LLP, the Company’s management recommended, and its Audit Committee determined, on October 27, 2005, that it would restate its previously issued financial statements for the years ended December 31, 2003 and 2004 and, except for the first quarter of 2003, each quarter in 2003 and 2004, the quarters ended March 31, 2005 and June 30, 2005, and the six months ended June 30, 2005. Pursuant to this restatement, instead of charging the above-identified costs to goodwill, they are instead being recorded as general and administrative expense in the period in which they were incurred. As a result of this restatement, the Company’s previously filed financial statements for the years ended December 31, 2003 and 2004 and, except for the first quarter of 2003, for each quarter in 2003 and 2004, the quarters ended March 31, 2005 and June 30, 2005, and the six months ended June 30, 2005, should no longer be relied upon.
     In order to preserve the nature and character of the disclosures set forth in the Company’s annual report on Form 10-K for the year ended December 31, 2004 as originally filed on March 11, 2005 (the “Original Form 10-K”), this Form 10-K/A speaks as of the date of the Original Form 10-K, and we have not updated the disclosures in this Form 10-K/A to speak as of a later date. While this Form 10-K/A primarily relates to the historical periods covered, events may have taken place since the original filing that might have been reflected in this Form 10-K/A if they had taken place prior to the Original Form 10-K. All information contained in this Form 10-K/A is subject to updating and supplementing as provided in our reports filed with the Commission subsequent to the date of the Original Form 10-K.

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

EXECUTIVE OFFICERS OF THE COMPANY
     The following table shows the name, age and position of each of our executive officers as of March 1, 2005:

Name	Age	Position
Charles R. Mollo	53	President, Chief Executive Officer and Chairman of the Board
Joan W. Brubacher	51	Executive Vice President, Chief Financial Officer and Treasurer
Timothy S. Jeffries	42	Executive Vice President and Chief Operating Officer
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

Item 6. Selected Consolidated Financial Data
     The following selected consolidated financial data should be read together with our consolidated financial statements and notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other information contained in this Form 10-K/A. The selected financial data presented below under the captions “Consolidated Statements of Operations Data” and “Consolidated Balance Sheet Data” as of and for each of the years in the five-year period ended December 31, 2004 are derived from our consolidated financial statements, which consolidated financial statements have been audited by KPMG LLP, an independent registered public accounting firm. The consolidated financial statements as of December 31, 2004 and 2003 and for each of the years in the three-year period ended December 31, 2004, are derived from our consolidated financial statements, included elsewhere in this Form 10-K/A.

	Years Ended December 31,
	2004	2003
	(restated)	(restated)	2002	2001	2000
		(In thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

Revenue	$70,213	$50,750	$30,893	$28,325	$28,005
Cost of revenue	49,294	33,610	23,946	25,703	20,215

Gross profit	20,919	17,140	6,947	2,622	7,790
OPERATING EXPENSES:
Sales and marketing	6,886	6,711	6,838	8,129	8,323
Research and development	4,894	4,333	4,992	5,598	5,882
General and administrative	10,837	9,743	8,113	9,957	6,776

Total operating expenses	22,617	20,787	19,943	23,684	20,981

Loss from operations	(1,698)	(3,647)	(12,996)	(21,062)	(13,191)
Other (expense) income:
Interest, net	(72)	(27)	627	1,313	570
Non-cash deferred loan cost amortization	—	—	—	—	(2,527)
Other, net	36	4	(60)	65	(138)

Loss from continuing operations before cumulative effect of change in accounting principle	(1,734)	(3,670)	(12,429)	(19,684)	(15,286)
Cumulative effect of change in accounting principle(1)	—	—	(5,627)	—	—

Loss from continuing operations	(1,734)	(3,670)	(18,056)	(19,684)	(15,286)
Discontinued operations:
Loss from discontinued operations of handheld software product line	(466)	(329)	(807)	—	—

Net loss	(2,200)	(3,999)	(18,863)	(19,684)	(15,286)
Beneficial conversion cost of preferred stock	—	(445)	—	—	(49)
Preferred stock dividend	—	(20)	—	—	—

Net loss attributable to common stockholders	$(2,200)	$(4,464)	$(18,863)	$(19,684)	$(15,335)

Net loss per share — basic and diluted:
Loss per share from continuing operations before cumulative effect of change in accounting principle	$(0.06)	$(0.16)	$(0.73)	$(1.33)	$(1.55)
Cumulative effect of change in accounting principle(1)	—	—	$(0.33)	—	—
Loss per share from continuing operations	$(0.06)	$(0.16)	$(1.06)	$(1.33)	$(1.55)
Loss per share from discontinued operations	$(0.02)	$(0.01)	$(0.05)	—	—
Loss per share attributable to common stockholders	$(0.08)	$(0.19)	$(1.11)	$(1.33)	$(1.55)
Weighted average common shares outstanding:
Basic and diluted	28,027	23,440	17,009	14,809	9,885

CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$12,768	$11,024	$3,166	$14,753	$30,369
Working capital	23,376	22,348	5,645	19,392	37,013
Total assets	55,417	49,833	28,369	35,037	55,674
Long-term debt and other non-current liabilities, less current portion	463	526	1,385	—	—
Total stockholders’ equity	40,701	40,642	17,628	30,148	48,904

(1)	See “Critical Accounting Policies And Estimates — Goodwill” under Item 7 for a description of this item.

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
Restatement
     On October 27, 2005, the Company’s management recommended, and its Audit Committee determined, that it would restate its previously issued financial statements for the years ended December 31, 2003 and 2004 and, except for the first quarter of 2003, for each quarter in 2003 and 2004, the quarters ended March 31, 2005 and June 30, 2005, and the six months ended June 30, 2005. The Company’s determination to restate these previously issued financial statements stems from the Company’s decision, at the time that these financial statements were originally prepared, to record costs, consisting primarily of legal fees stemming from unresolved issues in connection with its acquisition of Portsmith and iGo, as goodwill, rather than as period expense. Pursuant to this restatement, instead of charging these costs to goodwill, they are instead being recorded as general and administrative expense in the period in which they were incurred.
     The following tables set forth the effects of this restatement for the years ended December 31, 2004 and 2003 (in thousands, except per share amounts).

	As		As
	Reported	Adjustments	Restated
As of and for the year ended December 31, 2004

Balance Sheet:
Goodwill	$11,944	$(1,374)	$10,570
Total assets	56,791	(1,374)	55,417
Accumulated deficit	(105,318)	(1,374)	(106,692)
Total stockholders’ equity	42,075	(1,374)	40,701

Statement of Operations:
General and administrative	$9,893	$944	$10,837
Total operating expenses	21,673	944	22,617
Loss from operations	(754)	(944)	(1,698)
Loss from continuing operations	(790)	(944)	(1,734)
Net loss	(1,256)	(944)	(2,200)
Net loss attributable to common stockholders	(1,256)	(944)	(2,200)

Loss Per Share – Basic and Diluted:
Loss per share from continuing operations	$(0.03)	$(0.03)	$(0.06)
Loss per share attributable to common stockholders	$(0.04)	$(0.04)	$(0.08)
There were no changes in net operating, investing, or financing cash flows as a result of the restatement.

	As		As
	Reported	Adjustments	Restated
As of and for the year ended December 31, 2003

Balance Sheet:
Goodwill	$12,961	$(430)	$12,531
Total assets	50,263	(430)	49,833
Accumulated deficit	(104,062)	(430)	(104,492)
Total stockholders’ equity	41,071	(430)	40,641

Statement of Operations:
General and administrative	$9,313	$430	$9,743
Total operating expenses	20,357	430	20,787
Loss from operations	(3,217)	(430)	(3,647)
Loss from continuing operations	(3,240)	(430)	(3,670)
Net loss	(3,569)	(430)	(3,999)
Net loss attributable to common stockholders	(4,034)	(430)	(4,464)

Loss Per Share – Basic and Diluted:
Loss per share from continuing operations	$(0.14)	$(0.02)	$(0.16)
Loss per share attributable to common stockholders	$(0.17)	$(0.02)	$(0.19)
     There were no changes in net operating, investing, or financing cash flows as a result of the restatement.
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
     As a result of our acquisitions of Portsmith, Cutting Edge Software and iGo during 2002, we have recorded additional goodwill of approximately $12.6 million as of December 31, 2004. As a result of our sale of the assets of Cutting Edge Software during 2004, we reduced goodwill by approximately $2.0 million. In accordance with SFAS No. 142, we evaluated the newly acquired goodwill for impairment and determined that the recorded goodwill was not impaired as of December 31, 2003 and December 31, 2004.
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

Results of Operations
     The following table sets forth certain consolidated financial data for the periods indicated expressed as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2004	2003	2002
	(restated)	(restated)
Revenue	100.0%	100.0%	100.0%
Cost of revenue	70.2%	66.2%	77.5%

Gross profit	29.8%	33.8%	22.5%

Operating expenses:
Sales and marketing	9.8%	13.2%	22.1%
Research and development	7.0%	8.5%	16.2%
General and administrative	15.4%	19.2%	26.3%

Total operating expenses	32.2%	41.0%	64.6%

Loss from operations	-2.4%	-7.2%	-42.1%

Other income (expense):
Interest, net	-0.1%	-0.1%	2.0%
Other, net	0.0%	0.0%	-0.2%

Loss from continuing operations before cumulative effect of change in accounting principle	-2.5%	-7.2%	-40.2%
Cumulative effect of change in accounting principle	0.0%	0.0%	-18.2%

Loss from continuing operations	-2.5%	-7.2%	-58.4%
Loss from discontinued operations	-0.7%	-0.6%	-2.6%

Net loss	-3.1%	-7.9%	-61.1%

Comparison of Years Ended December 31, 2004, 2003, and 2002
     Revenue. Revenue generally consists of sales of products, net of returns and allowances. To date, our revenues have come predominantly from power adapters, handheld products, expansion and docking products, and accessories. The following table summarizes the year-over-year comparison of our revenue for the periods indicated:

	Annual Amount	Increase	Percentage Change from
Year	(Thousands)	from Prior Year	Prior Year
2004	$70,213	$19,463	38.4%
2003	50,750	19,857	64.3%
2002	30,893	—	—
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
     General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related expenses of our finance, human resources, information systems, corporate development and other administrative personnel, as well as facilities, legal and other professional fees, depreciation and amortization and related expenses. The following table summarizes the year-over-year comparison of our general and administrative expenses for the periods indicated:

	Annual Amount	Increase	Percentage Change
Year	(Thousands)	From Prior Year	from Prior Year
2004 (restated)	$10,837	$1,094	11.2%
2003 (restated)	9,743	1,630	20.1%
2002	8,113	—	—
     The 2004 increase in general and administrative expenses primarily resulted from increased external legal fees relating to an SEC investigation involving former officers of iGo Corporation and related pursuit of coverage under iGo Corporation’s director and officer liability insurance policy for indemnification of these former officers of approximately $684,000, expense for amortization of intangibles, primarily patents and trademarks, directors’ fees, and professional fees related to compliance with Sarbanes-Oxley legislation. These increases are offset by decreases in a combination of other general and administrative expenses. General and administrative expenses as a percentage of revenue decreased to 15.4% for the year ended December 31, 2004 from 19.2% for the year ended December 31, 2003.
     The 2003 increase in general and administrative expenses is due primarily to costs incurred in connection with litigation of a patent infringement matter that was settled in July 2003 of approximately $750,000, external legal fees relating to litigation arising out of a dispute in connection with the acquisition of Portsmith of approximately $487,000, and an increase of approximately $200,000 in bad debt expense resulting from the increase in sales and accounts receivable during 2003. The balance of the increase was primarily due to information system consolidation and integration efforts relating to our acquisitions of Portsmith, Cutting Edge, and iGo in 2002. General and administrative expenses as a percentage of revenue decreased to 19.3% for the year ended December 31, 2003 from 26.3% for the year ended December 31, 2002.
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
The increase in DSOs during 2004 compared to 2003 and 2002, is primarily due to the timing of certain shipments to RadioShack in October 2004 for which payment was received shortly after December 31, 2004. We anticipate improvement in DSOs during 2005 as we continue to leverage our key OEM, private-label reseller and retail customer relationships. The improvement in inventory turns is primarily due to increased sales during 2004 combined with write- downs of excess and obsolete inventory during 2004. The reduction in inventory turns in 2003 compared to 2002 was primarily as a result of growth in handheld hardware product inventory during 2002 and 2003. We expect to continue to manage inventory growth during 2005 and we expect inventory turns to continue to improve as we increase sales volumes in 2005.
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
     As of December 31, 2004, we had approximately $159 million of federal, foreign and state net operating loss carryforwards which expire at various dates. We anticipate that the sale of common stock in our initial public offering coupled with prior sales of common stock will cause an annual limitation on the use of our net operating loss carryforwards pursuant to the change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended. This limitation is expected to have a material effect on the timing of our ability to use the net operating loss carryforward in the future. Additionally, our ability to use the net operating loss carryforward is dependent upon our level of future profitability, which cannot be determined.
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
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“Statement 123(R)”), “Share-Based Payment”, which revised Statement No. 123, “Accounting for Stock-Based Compensation”. This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25, and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first interim period beginning after June 15, 2005. The Company will adopt the statement on July 1, 2005 as required. The Company is allowed to select from three alternative transition methods, each having different reporting implications. The Company has not completed its evaluation of the methods of adopting Statement 123(R). Accordingly, the impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on the method of adoption selected and on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and net loss per share in the stock-based compensation accounting policy note included in Note 2(n) to the consolidated financial statements.
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
     In November 2004, the Financial Accounting Standards Standards Board issued Statement of Financial Accounting Standards No. 151 (“Statement 151”), “Inventory Costs—an amendment of ARB No. 43, Chapter 4”. Statement 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that those items be recognized as current-period charges. In addition, Statement 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of Statement 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The provisions of Statement 151 are not expected to have a material effect on the Company’s consolidated financial statements.
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

Item 8. Financial Statements and Supplementary Data
MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Management’s Report on Internal Control Over Financial Reporting (restated)	39

Reports of Independent Registered Public Accounting Firm (restated)	40

Consolidated Balance Sheets as of December 31, 2004 and 2003 (restated)	42

Consolidated Statements of Operations for the years ended December 31, 2004 (restated), 2003 (restated) and 2002	43

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2004 (restated), 2003 (restated) and 2002	44

Consolidated Statements of Cash Flows for the years ended December 31, 2004 (restated), 2003 (restated) and 2002	45

Notes to Consolidated Financial Statements	47

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
(AS RESTATED)
     The management of Mobility Electronics, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Under the supervision and with the participation of the Company’s management, including its chief executive officer and chief financial officer, the Company’s management conducted an evaluation to assess the effectiveness of its internal control over financial reporting as of December 31, 2004 based upon criteria set forth in the framework Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     In the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 11, 2005, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004. Subsequently, management identified a material weakness in internal control over financial reporting as of December 31, 2004 related to the accounting for costs incurred in connection with business combinations. Specifically, the Company did not have effective policies and procedures, and effective reviews by personnel at an appropriate level, for accounting for the costs incurred related to business combinations, to ensure that such costs were accounted for in accordance with generally accepted accounting principles. This material weakness resulted in material errors in accounting requiring restatement of the Company’s previously issued consolidated financial statements for the fiscal years ended December 31, 2003 and 2004, and the interim periods within 2003 and 2004.
     Because of the aforementioned material weakness, the Company’s management has revised its earlier assessment and now concludes that the Company’s internal control over financial reporting was not effective as of December 31, 2004.
     The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on management’s revised assessment of the Company’s internal control over financial reporting as of December 31, 2004, which is located on page 40.
     MOBILITY ELECTRONICS, INC.

By:

/s/ Charles R. Mollo

Charles R. Mollo
President and Chief Executive Officer

/s/ Joan W. Brubacher

Joan W. Brubacher
Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Mobility Electronics, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (as restated), that Mobility Electronics, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management’s assessment (as restated), based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mobility Electronics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual and interim financial statements will not be prevented or detected. Management has identified and included in its restated assessment the following material weakness as of December 31, 2004:
The Company did not have effective policies and procedures, and lacked effective reviews by personnel at an appropriate level for accounting for the costs incurred related to business combinations, to ensure that such costs were accounted for in accordance with generally accepted accounting principles.
The material weakness resulted in material errors in accounting requiring restatement of Mobility Electronics, Inc.’s previously issued consolidated financial statements for the fiscal years ended December 31, 2004 and 2003, and the interim periods within 2004 and 2003. As stated in the fourth and fifth paragraphs of Management’s Report on Internal Control Over Financial Reporting (as restated), management’s assessment of the effectiveness of Mobility’s internal control over financial reporting has been restated.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the restated consolidated balance sheets of Mobility Electronics, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related restated consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements (as restated), and this report does not affect our report dated March 10, 2005, except as to Note 2, which is as of November 10, 2005, which expressed an unqualified opinion on those consolidated financial statements.
In our opinion, management’s assessment that Mobility Electronics, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Mobility Electronics, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by COSO.
/s/ KPMG LLP
Phoenix, Arizona
March 10, 2005, except as to the fourth and fifth paragraphs of
Management’s Report on Internal Control Over Financial
Reporting (as restated), which is as of November 10, 2005.

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
As discussed in Note 2, the consolidated financial statements as of December 31, 2004 and 2003 and for the years then ended have been restated.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Mobility Electronics, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2005, except as to the fourth and fifth paragraphs of Management’s Report on Internal Control Over Financial Reporting (as restated), which are as of November 10, 2005, expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting as of December 31, 2004.
/s/ KPMG LLP
Phoenix, Arizona
March 10, 2005, except as to Note 2,
   which is as of November 10, 2005

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(restated)	(restated)
	(In thousands, except
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$12,768	$11,024
Accounts receivable, net	16,905	11,438
Inventories	7,513	8,240
Prepaid expenses and other current assets	443	311

Total current assets	37,629	31,013
Property and equipment, net	2,127	2,155
Goodwill	10,570	12,531
Intangible assets, net	3,059	3,858
Other assets	2,032	276

	$55,417	$49,833

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,411	$6,531
Accrued expenses and other current liabilities	1,514	1,613
Current portion of long-term debt and other non-current liabilities	328	521

Total current liabilities	14,253	8,665
Long-term debt and other non-current liabilities, less current portion	463	526

Total liabilities	14,716	9,191

Commitments and contingencies (notes 3, 9, 10 and 17)
Stockholders’ equity:
Convertible preferred stock — Series C, $.01 par value; authorized 15,000,000 shares; 270,541 and 329,866 issued and outstanding at December 31, 2004 and 2003, respectively	3	3
Common stock, $.01 par value; authorized 90,000,000 Shares; 28,490,373 and 27,610,996 shares issued and outstanding at December 31, 2004 and 2003, respectively	285	276
Additional paid-in capital	147,547	145,194
Accumulated deficit	(106,692)	(104,492)
Stock subscription notes and deferred compensation	(646)	(487)
Accumulated other comprehensive income	204	148

Total stockholders’ equity	40,701	40,642

	$55,417	$49,833

See accompanying notes to consolidated financial statements.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2003
	(restated)	(restated)	2002
	(In thousands, except
	per share amounts)
Revenue	$70,213	$50,750	$30,893
Cost of revenue	49,294	33,610	23,946

Gross profit	20,919	17,140	6,947

Operating expenses:
Marketing and sales	6,886	6,711	6,838
Research and development	4,894	4,333	4,992
General and administrative	10,837	9,743	8,113

Total operating expenses	22,617	20,787	19,943

Loss from operations	(1,698)	(3,647)	(12,996)
Other income (expense):
Interest income (expense), net	(72)	(27)	627
Other income (expense), net	36	4	(60)

Loss from continuing operations before cumulative effect of change in accounting principle	(1,734)	(3,670)	(12,429)
Cumulative effect of change in accounting principle	—	—	(5,627)

Loss from continuing operations	(1,734)	(3,670)	(18,056)
Discontinued operations:
Loss from discontinued operations of handheld software product line	(466)	(329)	(807)

Net loss	(2,200)	(3,999)	(18,863)
Beneficial conversion costs of preferred stock	—	(445)	—
Preferred stock dividend	—	(20)	—

Net loss attributable to common stockholders	$(2,200)	$(4,464)	$(18,863)

Loss per share — basic and diluted:
Loss per share from continuing operations before cumulative effect of change in accounting principle	$(0.06)	$(0.16)	$(0.73)
Cumulative effect of change in accounting principle	$—	$—	$(0.33)
Loss per share from discontinued operations	$(0.02)	$(0.01)	$(0.05)
Loss per share attributable to common stockholders	$(0.08)	$(0.19)	$(1.11)
Weighted average common shares outstanding:
Basic and diluted	28,027	23,440	17,009

See accompanying notes to consolidated financial statements.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

						Stock	Accumulated
	Convertible	Common Stock		Additional		Subscriptions	Other	Net
	Preferred			Paid-In	Accumulated	and Deferred	Comprehensive	Stockholders’
	Stock	Shares	Amount	Capital	Deficit	Compensation	Income(Loss)	Equity
				(In thousands, except share amounts)
Balances at December 31, 2001	$7	15,128,641	$151	$113,127	$(81,630)	$(1,484)	$(23)	$30,148
Issuance of common stock for warrants exercised	—	176,707	2	2	—	—	—	4
Value of options issued to non-employees	—	—	—	51	—	—	—	51
Issuance of common stock under Employee Stock Purchase Plan	—	78,928	—	83	—	—	—	83
Issuance of common stock for acquisitions, net of registration costs of $99	—	4,089,102	41	5,515	—	(375)	—	5,181
Conversion of Series C preferred stock into common stock	(1)	103,070	1	—	—	—	—	—
Issuance of common stock for settlement of accounts payable	—	571,428	6	433	—	—	—	439
Common stock issued for cash and note receivable	—	200,000	2	278	—	(279)	—	1
Payments received on stock subscription receivable	—	—	—	—	—	145	—	145
Write-off of deferred compensation	—	—	—	(45)	—	45	—	—
Amortization of deferred compensation	—	—	—	—	—	374	—	374
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	—	65	65
Net loss	—	—	—	—	(18,863)	—	—	(18,863)

Total comprehensive loss								(18,798)

Balances at December 31, 2002	6	20,347,876	203	119,444	(100,493)	(1,574)	42	17,628
Issuance of common stock for warrants exercised	—	392,712	4	296	—	—	—	300
Issuance of common stock for options exercised	—	650,487	7	1,546	—	—	—	1,553
Issuance of common stock under Employee Stock Purchase Plan	—	78,374	1	101	—	—	—	102
Issuance of common stock for acquisitions	—	1,112,665	11	6,895	—	(203)	—	6,703
Common stock issued for cash and note receivable, net of registration costs of $1,197	—	2,429,981	24	13,974	—	(195)	—	13,803
Issuance of Series E & F preferred stock for cash, net of registration costs of $76	16	—	—	1,598	—	—	—	1,614
Beneficial conversion costs of Series E & F preferred stock issuance	—	—	—	(445)	—	—	—	(445)
Dividends paid on Series E & F preferred stock	—	—	—	(20)	—	—	—	(20)
Conversion of Series E & F preferred stock into common stock	(16)	1,594,458	16	—	—	—	—	—
Conversion of Series C preferred stock into common stock	(3)	241,785	2	1	—	—	—	—
Issuance of common stock for settlement of accounts payable and long-term debt	—	762,658	8	1,803	—	—	—	1,811
Reduction of stock subscription receivable	—	—	—	(92)	—	1,395	—	1,303
Amortization of deferred compensation	—	—	—	—	—	90	—	90
Value of options and warrants issued to consultants	—	—	—	93	—	—	—	93
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	—	106	106
Net loss (restated)	—	—	—	—	(3,999)	—	—	(3,999)

Total comprehensive loss (restated)								(3,893)

Balances at December 31, 2003 (restated)	3	27,610,996	276	145,194	(104,492)	(487)	148	40,642
Issuance of common stock for warrants exercised	—	192,384	2	203	—	—	—	205
Issuance of common stock for options exercised	—	593,658	6	1,258	—	—	—	1,264
Issuance of common stock under Employee Stock Purchase Plan	—	16,301	—	93	—	—	—	93
Issuance of common stock for board compensation	—	12,473	—	102	—	21	—	123
Conversion of Series C preferred stock into common stock	—	64,561	1	—	—	—	—	1
Reduction of stock subscription receivable	—	—	—	—	—	333	—	333
Issuance of restricted stock units	—	—	—	697	—	(697)	—	—
Amortization of deferred compensation	—	—	—	—	—	184	—	184
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	—	56	56
Net loss (restated)	—	—	—	—	(2,200)	—	—	(2,200)

Total comprehensive loss (restated)								(2,144)

Balances at December 31, 2004 (restated)	$3	28,490,373	$285	$147,547	$(106,692)	$(646)	$204	$40,701

See accompanying notes to consolidated financial statements.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003
	(restated)	(restated)	2002
		(In thousands)
Cash flows from operating activities:
Net loss	$(2,200)	$(3,999)	$(18,863)
Less loss from discontinued operation	466	329	807

Loss from continuing operations	(1,734)	(3,670)	(18,056)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Goodwill impairment	—	—	5,627
Provisions for doubtful accounts and sales returns and credits	358	1,024	257
Depreciation and amortization	1,952	1,565	1,284
Write-down of tooling equipment	—	—	400
Loss on sale of investment	—	—	94
Loss on disposal of fixed assets	15	55	40
Amortization of deferred compensation	184	90	374
Expense for stock options/warrants granted to consultant	—	50	51
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,900)	(5,021)	2,274
Inventories	725	(3,825)	34
Prepaid expenses and other assets	(898)	(748)	(856)
Accounts payable	5,927	1,412	1,329
Accrued expenses and other current liabilities	(155)	(799)	(676)

Net cash provided by (used in) operating activities	474	(9,867)	(7,824)

Cash flows from investing activities:
Purchase of property and equipment	(1,110)	(683)	(938)
Proceeds from sale of handheld software product line	388	—	—
Proceeds from sale of investment	—	—	1,870
Proceeds from sale of property and equipment	—	4	25
Cash paid for acquisitions, net of cash received	—	—	(5,242)

Net cash used in investing activities	(722)	(679)	(4,285)

Cash flows from financing activities:
Proceeds from stock subscription receivables	333	1,395	145
Repayment of long-term debt and capital lease obligations	(125)	(83)	—
Net proceeds from issuance of preferred stock	—	1,169	—
Net proceeds from sale of common stock	216	13,905	82
Proceeds from exercise of warrants and options	1,470	1,853	3
Dividends paid on convertible preferred stock	—	(20)	—

Net cash provided by financing activities	1,894	18,219	230

Effects of exchange rates on cash and cash equivalents	56	106	65
Net cash provided by discontinued operations	41	79	227

	97	185	292
Net increase (decrease) in cash and cash equivalents	1,744	7,858	(11,587)
Cash and cash equivalents, beginning of year	11,024	3,166	14,753

Cash and cash equivalents, end of year	$12,768	$11,024	$3,166

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS -— (Continued)

	Year Ended December 31,
	2004	2003
	(restated)	(restated)	2002
	(In thousands)
Supplemental disclosure of cash flow information:
Interest paid	$33	$57	$5

Supplemental schedule of noncash investing and financing activities:
Common stock issued in connection with acquisitions, net	$—	$6,703	$5,181

Warrants issued in connection with the execution and/or extension of line of credit	$—	$25	$—

Issuance of 416,582 shares of common stock for settlement of accounts payable	$—	$812	$—

Issuance of 571,428 shares of common stock for settlement of accounts payable	$—	$—	$439

Issuance of 43,576 shares of common stock for settlement of compensation	$—	$91	$—

Issuance of 302,500 shares of common stock for settlement of Long-term debt	$—	$908	$—

Stock subscription receivable	$—	$195	$280

Issuance of 82,200 restricted stock units for settlement of compensation to board members	$697	$—	$—

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
(2) Summary of Significant Accounting Policies
(a) Restatement
     On October 27, 2005, the Company’s management recommended, and its Audit Committee determined, that it would restate its previously issued financial statements for the years ended December 31, 2003 and 2004 and, except for the first quarter of 2003, for each quarter in 2003 and 2004, the quarters ended March 31, 2005 and June 30, 2005, and the six months ended June 30, 2005. The Company’s determination to restate these previously issued financial statements stems from the Company’s decision, at the time that these financial statements were originally prepared, to record costs, consisting primarily of legal fees stemming from unresolved issues in connection with its acquisition of Portsmith and iGo, as goodwill, rather than as period expense. Pursuant to this restatement, instead of charging these costs to goodwill, they are instead being recorded as general and administrative expense in the period in which they were incurred.
     The following tables set forth the effects of this restatement for the years ended December 31, 2004 and 2003 (in thousands, except per share amounts).

	As		As
	Reported	Adjustments	Restated
As of and for the year ended December 31, 2004

Balance Sheet:
Goodwill	$11,944	$(1,374)	$10,570
Total assets	56,791	(1,374)	55,417
Accumulated deficit	(105,318)	(1,374)	(106,692)
Total stockholders’ equity	42,075	(1,374)	40,701

Statement of Operations:
General and administrative	$9,893	$944	$10,837
Total operating expenses	21,673	944	22,617
Loss from operations	(754)	(944)	(1,698)
Loss from continuing operations	(790)	(944)	(1,734)
Net loss	(1,256)	(944)	(2,200)
Net loss attributable to common stockholders	(1,256)	(944)	(2,200)

Loss Per Share – Basic and Diluted:
Loss per share from continuing operations	$(0.03)	$(0.03)	$(0.06)
Loss per share attributable to common stockholders	$(0.04)	$(0.04)	$(0.08)
There were no changes in net operating, investing, or financing cash flows as a result of the restatement.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As		As
	Reported	Adjustments	Restated
As of and for the year ended December 31, 2003

Balance Sheet:
Goodwill	$12,961	$(430)	$12,531
Total assets	50,263	(430)	49,833
Accumulated deficit	(104,062)	(430)	(104,492)
Total stockholders’ equity	41,071	(430)	40,641

Statement of Operations:
General and administrative	$9,313	$430	$9,743
Total operating expenses	20,357	430	20,787
Loss from operations	(3,217)	(430)	(3,647)
Loss from continuing operations	(3,240)	(430)	(3,670)
Net loss	(3,569)	(430)	(3,999)
Net loss attributable to common stockholders	(4,034)	(430)	(4,464)

Loss Per Share – Basic and Diluted:
Loss per share from continuing operations	$(0.14)	$(0.02)	$(0.16)
Loss per share attributable to common stockholders	$(0.17)	$(0.02)	$(0.19)
     There were no changes in net operating, investing, or financing cash flows as a result of the restatement.
(b) Use of Estimates
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
(c) Principles of Consolidation
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
(d) Revenue Recognition
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
(e) Cash and Cash Equivalents
     All short-term investments purchased with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents include cash on hand and amounts on deposit with financial institutions.
(f) Accounts Receivable
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
(g) Inventories
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
(h) Property and Equipment
     Property and equipment are stated at cost. Depreciation on furniture, fixtures and equipment is provided using the straight-line method over the estimated useful lives of the assets ranging from two to seven years. Leasehold improvements are amortized over the shorter of the lease term or estimated useful life. Tooling is capitalized at cost and is depreciated over a two-year period.
(i) Goodwill
     Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Goodwill is tested for impairment annually, on December 31. In 2002, the carrying value of goodwill exceeded the fair value of the reporting unit and the Company recorded an impairment loss of $5,627,000.
(j) Intangible Assets
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -— (Continued)
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
     Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123, the Company’s net loss and net loss per share would have been increased to the pro forma amount indicated below (amounts in thousands, except per share):

	Years Ended December 31,
	2004	2003
	(restated)	(restated)	2002
Net loss applicable to common stockholders:
As reported	$(2,200)	$(4,464)	$(18,863)
Total stock-based employees compensation expense determined under fair-value-based method for all rewards, net of tax	(1,115)	(651)	(902)

Pro forma	$(3,315)	$(5,115)	$(19,765)

Net loss per share — basic and diluted:
As reported	$(0.08)	$(0.19)	$(1.11)

Pro forma	$(0.12)	$(0.22)	$(1.16)

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
(o) Fair Value of Financial Instruments
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
(r) Segment Reporting
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
(s) Reclassifications
     Certain amounts included in the 2003 and 2002 consolidated financial statements have been reclassified to conform to the 2004 financial statement presentation.
(t) Recently Issued Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“Statement 123(R)”), “Share-Based Payment”, which revised Statement No. 123, “Accounting for Stock-Based Compensation”. This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25, and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first interim period beginning after June 15, 2005. The Company will adopt the statement on July 1, 2005 as required. The Company is allowed to select from three alternative transition methods, each having different reporting implications. The Company has not completed its evaluation of the methods of adopting Statement 123(R). Accordingly, the impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on the method of adoption selected and on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -— (Continued)
SFAS No. 123 as described in the disclosure of pro forma net loss and net loss per share in the stock-based compensation accounting policy note included in Note 2(n) to the consolidated financial statements.
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
     In November 2004, the Financial Accounting Standards Standards Board issued Statement of Financial Accounting Standards No. 151 (“Statement 151”), “Inventory Costs—an amendment of ARB No. 43, Chapter 4”. Statement 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that those items be recognized as current-period charges. In addition, Statement 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of Statement 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The provisions of Statement 151 are not expected to have a material effect on the Company’s consolidated financial statements.
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

$1,609

     Based on earn-out payments and other adjustments made during 2003, goodwill increased by $5,182,000 in connection with the Portsmith acquisition (see Note 6).
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

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -— (Continued)
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
     As a result of the acquisitions of Portsmith, Cutting Edge Software and iGo, the Company recorded additional goodwill of $8,265,000 and $4,266,000 during 2002 and 2003, respectively.
     The changes in the carrying amount of goodwill follows (amounts in thousands):

Reported balance at December 31, 2003	$12,531
Fee paid for independent valuation of InVision Wireless assets acquired	7
Sale of Mobility Texas assets	(1,968)

$10,570

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -— (Continued)
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

$2,526

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -— (Continued)
(11) Income Taxes
     The Company has generated net operating losses for both financial and income tax reporting purposes since inception. At December 31, 2004, the Company had net operating loss carryforwards for federal income tax purposes of approximately $154,000,000 and approximately $4,800,000 for foreign income tax purposes, which, subject to annual limitations, are available to offset future taxable income, if any. The federal net operating loss carryforwards expire between 2011 and 2023.
     The temporary differences that give rise to deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows (amounts in thousands):

	December 31,
	2004	2003
	(restated)	(restated)
Deferred tax assets:
Net operating loss carryforward for federal income taxes	$52,315	$30,941
Net operating loss carryforward for foreign income taxes	1,446	1,349
Net operating loss carryforward for state income taxes	3,556	3,522
Depreciation and amortization	—	324
Accrued liabilities	88	100
Reserves	117	97
Bad debts	146	360
Investment tax credits	181	181
Inventory obsolescence	677	322

Total gross deferred tax assets	58,526	37,196

Deferred tax liabilities:
Depreciation and amortization	(330)	—
Acquisitions	(253)	(331)

Total gross deferred tax liabilities	(583)	(331)

Net deferred tax assets	57,943	36,865
Less valuation allowance	(57,943)	(36,865)

Net deferred tax assets	$—	$—

     The valuation allowance for deferred tax assets as of December 31, 2004 and 2003 was $57,943,000 and $36,865,000, respectively. The net change in the total valuation allowance for the year ended December 31, 2004 was an increase of $21,078,000 and for the year ended December 31, 2003 was a decrease of $1,767,000. The increase in deferred tax asset valuation allowance is due primarily to the incorporation of net operating losses from acquired entities into the Company’s consolidated net operating loss carryforwards. During 2004, the Company completed its tax return filings for years related to its significant acquisitions. As a result of the tax return preparation, approximately $60 million in acquired net operating losses were quantified, which are subject to Section 382 limitations which have not yet been quantified. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. In addition, due to the frequency of equity transactions and acquisitions by the Company, it is possible the use of the net operating loss carryforward may be limited in accordance with Section 382 of the Internal Revenue Code. A determination as to this limitation will be made at a future date as the net operating losses are utilized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     The results of operations from the handheld software product line have been presented in the statements of operations as discontinued operations. Following is a summary of the discontinued operations related to the Company’s Texas subsidiary that were sold in 2004 (amounts in thousands):

	Years Ended December 31,
	2004	2003	2002
Revenue	$1,063	$1,120	$441
Cost of revenue	319	278	94

Gross profit	744	842	347
Selling, general and administrative expenses	1,210	1,171	1,154

Total discontinued operations	$(466)	$(329)	$(807)

(15) Net Loss per Share
     The computation of basic and diluted net loss per share (EPS) follows (in thousands, except per share amounts):

	Years Ended December 31,
	2004	2003
	(restated)	(restated)	2002
Numerator:
Loss from continuing operations before cumulative effect of change in accounting principle	$(1,734)	$(3,670)	$(12,429)
Cumulative effect of change in accounting principle	—	—	(5,627)

Loss from continuing operations	(1,734)	(3,670)	(18,056)
Discontinued operations	(466)	(329)	(807)

Net loss	(2,200)	(3,999)	(18,863)
Beneficial conversion costs of preferred stock	—	(445)	—
Preferred stock dividend	—	(20)	—

Net loss attributable to common stockholders	$(2,200)	$(4,464)	$(18,863)

Denominator:
Weighted average number of common shares outstanding	28,027	23,440	17,009

Net loss per share — basic and diluted:
Loss from continuing operations before cumulative effect of change in accounting principle	$(0.06)	$(0.16)	$(0.73)
Cumulative effect of change in accounting principle	$—	$—	$(0.33)
Discontinued operations	$(0.02)	$(0.01)	$(0.05)
Net loss attributable to common stockholders	$(0.08)	$(0.19)	$(1.11)
Stock options and warrants and RSUs not included in diluted EPS since antidilutive	2,077	2,596	2,799

Convertible preferred stock not included in diluted EPS since antidilutive	271	330	550

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table summarizes the Company’s profit margins by product line. Profit margins, as indicated below, are computed on the basis of direct product cost only, which does not include overhead cost that is factored into consolidated gross profit and gross margin.

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

(20) Quarterly Financial Data (Unaudited)
     A summary of the quarterly data for the years ended December 31, 2004 and 2003 follows (see Note 2(a) — Restatement) (amounts in thousands, except per share amounts):

	2004			2003
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Quarter ended March 31:
Net revenue	$14,044	$—	$14,044	$11,743	$—	$11,743
Gross profit	4,612	—	4,612	4,021	—	4,021
Operating expenses	(5,388)	(408)	(5,796)	(5,054)	—	(5,054)
Other income, net	22	—	22	32	—	32
Loss from continuing operations	(772)	(408)	(1,180)	(988)	—	(988)
Loss from discontinued operations	(1)	—	(1)	(88)	—	(88)
Beneficial conversion value of convertible preferred stock and preferred stock dividend	—	—	—	(445)	—	(445)
Net loss attributable to common stockholders	$(773)	$(408)	$(1,181)	$(1,521)	$—	$(1,521)

Net loss per share:
Basic and diluted	$(0.03)	$(0.01)	$(0.04)	$(0.07)	$—	$(0.07)

Quarter ended June 30:
Net revenue	$16,651	$—	$16,651	$12,848	$—	$12,848
Gross profit	4,346	—	4,346	4,418	—	4,418
Operating expenses	(5,363)	(278)	(5,641)	(5,763)	(200)	(5,963)
Other income (expense), net	(2)	—	(2)	(11)	—	(11)
Loss from continuing operations	(1,066)	(278)	(1,344)	(1,358)	(200)	(1,558)
Loss from discontinued operations	(169)	—	(169)	(73)	—	(73)
Beneficial conversion value of convertible preferred stock and preferred stock dividend	—	—	—	(20)	—	(20)
Net loss attributable to common stockholders	$(1,234)	$(279)	$(1,513)	$(1,451)	$(200)	$(1,651)

Net loss per share:
Basic and diluted	$(0.04)	$(0.01)	$(0.05)	$(0.07)	$(0.01)	$(0.08)

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2004			2003
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Quarter ended September 30:
Net revenue	$18,959	$—	$18,959	$12,807	$—	$12,807
Gross profit	5,857	—	5,857	4,634	—	4,634
Operating expenses	(5,644)	(90)	(5,734)	(4,918)	(166)	(5,084)
Other income (expense), net	(6)	—	(6)	1	—	1
Income (loss) from continuing operations	180	(90)	90	(314)	(166)	(480)
Loss from discontinued operations	(296)	—	(296)	(92)	—	(92)
Beneficial conversion value of convertible preferred stock and preferred stock dividend	—	—	—	—	—	—
Net loss attributable to common stockholders	$(116)	$(90)	$(206)	$(406)	$(166)	$(572)

Net loss per share:
Basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)	$(0.00)	$(0.02)

Quarter ended December 31:
Net revenue	$20,559	$—	$20,559	$13,352	$—	$13,352
Gross profit	6,104	—	6,104	4,067	—	4,067
Operating expenses	(5,278)	(167)	(5,445)	(4,622)	(64)	(4,686)
Other income (expense), net	21	—	21	(18)	—	(18)
Income (loss) from continuing operations	867	(167)	700	(580)	(64)	(644)
Loss from discontinued operations	—	—	—	(76)	—	(76)
Beneficial conversion value of convertible preferred stock and preferred stock dividend	—	—	—	—	—	—
Net income (loss) attributable to common stockholders	$867	$(167)	$700	$(656)	$(64)	$(720)

Net income (loss) per share:
Basic and diluted	$0.03	$(0.01)	$0.02	$(0.02)	$(0.00)	$(0.02)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
     Section 408 of the Sarbanes-Oxley Act of 2002 requires that the staff (the “Staff”) of the Securities and Exchange Commission (the “Commission”) review the filings of all reporting companies not less frequently than once every three years. In accordance with that requirement, the Staff conducted a review of the Company’s periodic reports and commented on certain aspects of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2005. Pursuant to these comments, the Staff requested support for the Company’s decision to record costs, consisting primarily of legal fees stemming from unresolved issues in connection with the acquisition of Portsmith and iGo, as goodwill, rather than as period expense.
     Based on these comments and discussions with the Staff on October 27, 2005, and after consultation with the Company’s independent registered public accounting firm, KPMG LLP, the Company’s management recommended, and its Audit Committee determined, on October 27, 2005, that it would restate previously issued financial statements to record these costs as expense in the period incurred rather than as goodwill.
     In the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 11, 2005, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004. As provided in paragraph 140 of the Public Company Accounting Oversight Board’s Auditing Standard No. 2, however, a restatement of previously issued financial statements to reflect the correction of a misstatement is a strong indicator of the existence of a material weakness in internal control over financial reporting. In light of the restatement, management has concluded that, as of December 31, 2004, a material weakness in the Company’s internal control over financial reporting existed as described in Management’s Report on Internal Controls Over Financial Reporting (as restated) (see Item 8).
     Management’s Report on Internal Control Over Financial Reporting (as restated) on page 39 of this Form 10-K/A, as well as the following evaluation of disclosure controls and procedures, have been amended to reflect this conclusion.
     Evaluation of Disclosure Controls and Procedures — We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings with the Securities and Exchange Commission (the “Commission”) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating our controls and procedures. With the participation of the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004. In such evaluation, it was concluded that our disclosure controls and procedures were effective as of December 31, 2004. In connection with the restatement, under the direction of our principal executive officer and principal financial officer, management reevaluated our disclosure controls and procedures, and identified a material weakness in our internal control over financial reporting related to accounting for costs incurred in connection with business combinations. Based on this reevaluation, and as a result of the material weakness in our internal control over financial reporting, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2004.
     Changes in Internal Control Over Financial Reporting — There were no changes in our internal control over financial reporting during the quarter ended December 31, 2004 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting. Subsequent to the discovery of the misstatement described above, however, we have implemented a new procedure as part of our internal control over financial reporting that requires additional management approval for all transactions affecting goodwill, and adds an additional level of management review to evaluate on a quarterly basis the accounting treatment of costs associated with business combinations to determine that such treatment is consistent with the guidance of SFAS No. 141, Business Combinations. We believe this change will be effective in remediating the aforementioned material weakness.
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
     (c) Exhibits.
     The Exhibit Index and required Exhibits immediately following the Signatures to this Form 10-K/A are filed as part of, or hereby incorporated by reference into, this Form 10-K/A.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the following persons in the capacities indicated on November 14, 2005.

MOBILITY ELECTRONICS, INC.
/s/ Charles R. Mollo
Charles R. Mollo
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ Joan W. Brubacher
Joan W. Brubacher
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on November 14, 2005.

SIGNATURES	TITLE

President, Chief Executive Officer and Chairman of
/s/ Charles R. Mollo	the Board (Principal Executive Officer)
Charles R. Mollo

Chief Financial Officer and Executive Vice President
/s/ Joan W. Brubacher	(Principal Financial and Accounting Officer)
Joan W. Brubacher

*	Director
William O. Hunt

*	Director
Jerre L. Stead

*	Director
Jeffrey R. Harris

*	Director
Larry M. Carr

*	Director
Robert W. Shaner

By: /s/ Joan W. Brubacher
Joan W. Brubacher
Attorney-in-Fact

EXHIBIT INDEX

Exhibit
Number	Description of Document
2.1	Agreement and Plan of Merger dated October 2, 2000, by and among the Company, Mesa Ridge Technologies, Inc. d/b/a MAGMA and the stockholders of MAGMA (1)***

2.2	Agreement and Plan of Merger dated as of February 20, 2002, by and among Portsmith, Inc., certain holders of the outstanding capital stock of Portsmith, Mobility Electronics, Inc. and Mobility Europe Holdings, Inc. (2)***

2.3	Agreement and Plan of Merger dated March 23, 2002, by and among Mobility Electronics, Inc., iGo Corporation and IGOC Acquisition (2)***

2.4	Agreement and Plan of Merger by and among Cutting Edge Software, Inc., Jeff Musa, Mobility Electronics, Inc. and CES Acquisition, Inc. dated August 20, 2002 (3)***

2.5	Agreement and Plan of Merger among Cutting Edge Software, Inc. and CES II Acquisition, Inc. dated August 21, 2002 (4)***

3.1	Certificate of Incorporation of the Company (5)

3.2	Articles of Amendment to the Certificate of Incorporation of the Company dated as of June 17, 1997 (6)

3.3	Articles of Amendment to the Certificate of Incorporation of the Company dated as of September 10, 1997 (5)

3.4	Articles of Amendment to the Certificate of Incorporation of the Company dated as of July 20, 1998 (5)

3.5	Articles of Amendment to the Certificate of Incorporation of the Company dated as of February 3, 2000 (5)

3.6	Articles of Amendment to the Certificate of Incorporation of the Company dated as of March 31, 2000 (6)

3.7	Certificate of Designations, Preferences, Rights and Limitations of Series C Preferred Stock (5)

3.8	Certificate of the Designations, Preferences, Rights and Limitations of Series D Preferred Stock (7)

3.9	Certificate of the Designations, Preferences, Rights and Limitations of Series E Preferred Stock of Mobility Electronics, Inc. (8)

3.10	Certificate of the Designations, Preferences, Rights and Limitations of Series F Preferred Stock of Mobility Electronics, Inc. (8)

3.11	Certificate of Designations, Preferences, Rights and Limitations of Series G Junior Participating Preferred Stock of Mobility Electronics, Inc. (9)

3.12	Amended and Restated Bylaws of the Company (23)

4.1	Specimen of Common Stock Certificate (10)

4.2	Form of Warrant to Purchase Shares of common stock of the Company used with the Series C Preferred Stock Private Placements (6)**

4.3	Form of Series C Preferred Stock Purchase Agreement used in 1998 and 1999 Private Placements (5)**

4.4	Form of Series C Preferred Stock and Warrant Purchase Agreement used in 1999 and 2000 Private Placements (5)**

4.5	Form of Warrant to Purchase common stock of the Company issued to certain holders in connection with the Contribution and Indemnification Agreement by and among Janice L. Breeze, Jeffrey S. Doss, Charles S. Mollo, Cameron Wilson, the Company and certain Stockholders of the Company, dated November 2, 1999 (7)**

4.6	Lockup Agreement by and between Mobility Electronics, Inc. and Jeff Musa dated August 20, 2002 (4)

4.7	Form of Series E Preferred Stock and Warrant Purchase Agreement (8)**

4.8	Form of Series F Preferred Stock and Warrant Purchase Agreement (8)**

Exhibit
Number	Description of Document
4.9	Form of Warrant issued to purchasers of Series E Stock (8)

4.10	Form of Warrant issued to purchasers of Series F Stock (8)

4.11	Registration Rights Agreement by and between Jeff Musa and the Company (Exhibit H on the Agreement and Plan of Merger by and among Cutting Edge Software, Inc., Jeff Musa, the Company and CES Acquisition, Inc., dated August 20, 2002) (10)

4.12	Rights Agreement between the Company and Computershare Trust Company, dated June 11, 2003 (9)

4.13	Form of Common Stock Purchase Agreement relating to private placement completed August 29, 2003.**(11)

4.14	Form of Warrant to Purchase Common Stock of the Company issued to Silicon Valley Bank on September 3, 2003.(12)

10.1	Robert P. Dilworth Nonqualified Stock Option Agreement dated May 21, 1999.(5)+

10.2	Charles R. Mollo Option Agreement dated December 1, 1999.(5)+

10.3	Jeffrey S. Doss Option Agreement dated December 1, 1999.(5)

10.4	Jeffrey S. Doss Pledge Agreement dated December 1, 1999.(5)

10.5	Jeffrey S. Doss Promissory Note in favor of the Company dated December 1, 1999 in the principal amount of $300,000.(5)

10.6	First Amendment to Option Agreement dated December 1, 1999 between Jeffrey S. Doss and the Company.(5)+

10.7	William O. Hunt Non-qualified Stock Option Agreement dated December 8, 1999.(7)+

10.8	Amended and Restated 1996 Long Term Incentive Plan, as amended on January 13, 2000.(5)+

10.9	Employee Stock Purchase Plan(13)+

10.10	Form of Stock Purchase Agreement, dated as of March 2, 2001, by and between the Company and each of Jeffrey S. Doss, Donald W. Johnson and La Luz Enterprises, L.L.C.(14)**

10.11	Form of Promissory Note, dated March 2, 2001, in the principal amount of $199,311, and issued by each of Jeffrey S. Doss, Donald W. Johnson and La Luz Enterprises, L.L.C. to the Company.(14)**

10.12	Form of Pledge and Security Agreement, dated as of March 2, 2001, by and between the Company and each of Jeffrey S. Doss, Donald W. Johnson and La Luz Enterprises, L.L.C.(14)**

10.13	Guaranty, dated as of March 2, 2001, issued by Charles R. Mollo in favor of the Company.(14)

10.14	Stock Escrow Agreement entered into as of February 20, 2002, by and among Holmes Lundt as the representative of the holders of outstanding capital stock of Portsmith, Inc., Mobility Electronics, Inc., and Jackson Walker L.L.P.(4)

10.15	Form of Promissory Note in the principal amount of $70,000 dated May 7, 2002 by and between the Company and each of Joan W. Brubacher, Darryl S. Baker, Ed Romascan and Tim S. Jeffries.**(20)

10.16	Form of Pledge and Security Agreement, dated as of May 7, 2002 by and between the Company and each of Joan W. Brubacher, Darryl S. Baker, Ed Romascan and Tim S. Jeffries.**(20)

10.17	Letter Agreement with Jackson Walker L.L.P. dated September 12, 2002.(3)

10.18	Letter Agreement with Jackson Walker L.L.P. dated May 29, 2003.(15)

10.19	Loan and Security Agreement dated September 27, 2002 between Silicon Valley Bank, Mobility Electronics, Inc., Portsmith, Inc., and Magma, Inc.(16)

10.20	Intellectual Property Security Agreement dated September 27, 2002 by and between Silicon Valley Bank and Mobility Electronics, Inc.(16)

Exhibit
Number	Description of Document
10.21	Continuing Guaranty dated September 27, 2002 by Cutting Edge Software, Inc. in favor of Silicon Valley Bank.(16)

10.22	Intellectual Property Security Agreement dated September 27, 2002 by and between Silicon Valley Bank and Cutting Edge Software, Inc.(16)

10.23	Amendment to Loan Documents by and between Silicon Valley Bank, the Company and certain of its subsidiaries, dated January 31, 2003 (12)

10.24	Amendment to Loan Documents by and between Silicon Valley Bank, the Company and certain of its subsidiaries, dated March 31, 2003 (12)

10.25	Amendment to Loan Documents by and between Silicon Valley Bank, the Company and certain of its subsidiaries, dated August 25, 2003 (12)

10.26	Amendment to Loan Documents by and between Silicon Valley Bank, the Company and certain of its subsidiaries, dated as of July 31, 2004 (21)

10.27	Purchase Agreement dated as of November 15, 2002, by and between Richard C. Liggitt and Mobility Electronics, Inc.(17)

10.28	Compromise Settlement Agreement dated November 15, 2002, by and between Mobility Electronics, Inc., Portsmith, Inc., Holmes Lundt, Jess Asla, Richard Neff, Dan Axtman and Richard C. Liggitt.(17)

10.29	Form of Indemnity Agreement executed between the Company and certain officers and directors.(18)**

10.31	Form of Indemnity Agreement executed between the Company and its officers and directors.(7)**

10.31	Amended and Restated Promissory Note by and between Jeffrey S. Doss and the Company dated February 1, 2003.(19)

10.32	Amended and Restated Pledge and Security by and between Jeffrey S. Doss and the Company dated February 1, 2003.(19)

10.33	Asset Purchase Agreement by and among InVision Wireless, LLC, InVision Software Inc. and Mobility Electronics, dated as of November 14, 2003 (22)

10.34	Standard Multi-Tenant Office Lease by and between Mobility Electronics, Inc. and I.S. Capital, LLC, dated July 17, 2002 (22)

10.35	Amendment to Lease Agreement by and between Mobility Electronics, Inc. and I.S. Capital, LLC, dated February 1, 2003 (22)

10.36	Second Amendment to Lease Agreement by and between Mobility Electronics, Inc. and I.S. Capital, LLC, dated January 15, 2004 (22)

10.37	Third Amendment to Lease Agreement by and between the Company and Mountain Valley Community Church, effective as of October 6, 2004 (21)

10.38	Amended and Restated Employment Agreement by and between the Company and Charles R. Mollo dated April 14, 2004(15)+

10.39	Employment Agreement by and between the Company and Joan W. Brubacher dated April 14, 2004 (15)+

10.40	Employment Agreement by and between the Company and Tim Jeffries dated April 14, 2004 (15)+

21.1	Subsidiaries.
•	iGo Direct Corporation (Delaware)

•	Mobility 2001 Limited (United Kingdom)

•	Magma, Inc. (Delaware)

•	Mobility Idaho, Inc. (Delaware)

•	Mobility Texas, Inc. (Texas)

Exhibit
Number	Description of Document
23.1	Consent of KPMG LLP.*

24.1	Power of Attorney(24)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

**	Each of these agreements is identical in all material respects except for the Purchasers.

***	Schedules and similar attachments have been omitted from these agreements. The registrant will furnish supplementally a copy of any omitted schedule or attachment to the Commission upon request.

+	Management or compensatory plan or agreement.

(1)	Previously filed as an exhibit to Current Report on Form 8-K dated October 17, 2000.

(2)	Previously filed as an exhibit to Form 10-K for the year ended December 31, 2001.

(3)	Previously filed as an exhibit to Registration Statement No. 333-99845 on Form S-3 dated September 19, 2002.

(4)	Previously filed as an exhibit to Form 10-K for the year ended December 31, 2002.

(5)	Previously filed as an exhibit to Registration Statement No. 333-30264 dated February 11, 2000.

(6)	Previously filed as an exhibit to Amendment No. 2 to Registration Statement No. 333-30264 on Form S-1 dated May 4, 2000.

(7)	Previously filed as an exhibit to Amendment No. 1 to Registration Statement No. 333-30264 on Form S-1 dated March 28, 2000.

(8)	Previously filed as an exhibit to Current Report on Form 8-K filed on January 14, 2003.

(9)	Previously filed as an exhibit to Current Report on Form 8-K filed on June 19, 2003.

(10)	Previously filed as an exhibit to Amendment No. 3 to Registration Statement No. 333-30264 on Form S-1 dated May 18, 2000.

(11)	Previously filed as an exhibit to Registration Statement No. 333-108623 on Form S-3 filed on September 9, 2003.

(12)	Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2003.

(13)	Previously filed as an exhibit to Registration Statement No. 333-69336 on Form S-8 filed on September 13, 2001.

(14)	Previously filed as an exhibit to Form 10-K for the period ended December 31, 2000.

(15)	Previously filed as an exhibit to Form 10-Q for the quarter ended March 31, 2004.

(16)	Previously filed as an exhibit to Amendment No. 1 to Registration Statement No. 333-99845 on Form S-3 dated November 21, 2002.

(17)	Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2002.

(18)	Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2001.

(19)	Previously filed as an exhibit to Current Report on Form 8-K dated February 7, 2003.

(20)	Previously filed as an exhibit to Form 10-Q for the quarter ended June 30, 2002.

(21)	Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2004.

(22)	Previously filed as an exhibit to Form 10-K for the period ended December 31, 2003.

(23)	Previously filed as an exhibit to Registration Statement No. 333-116182 dated June 4, 2004.

(24)	Previously filed as an exhibit to Form 10-K for the period ended December 31, 2004.
     All other schedules and exhibits are omitted because they are not applicable or because the required information is contained in the Financial Statements or Notes thereto.