Form 10-Q/A
period 2005-03-31
MOBILITY ELECTRONICS INC
filed 2005-11-14
CIK 1075656

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
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
YES ☑                     NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At May 2, 2005, there were 30,147,750 shares of the Registrant’s Common Stock outstanding.

Explanatory Note
Form 10-Q/A Amendment No. 1
Overview
     Mobility Electronics, Inc. (the “Company”) is filing this Amendment No. 1 to quarterly report on Form 10-Q for the quarter ended March 31, 2005 (the “Form 10-Q/A”), to amend and restate its financial statements for the three months ended March 31, 2005 to adjust the Company’s accounting for costs incurred in connection with business combinations previously recorded to goodwill that should have been recorded as general and administrative expense in the period in which they were incurred. In addition, the Company has determined that control deficiencies related to the Company’s procedures for determining the appropriate accounting treatment for costs incurred in connection with business combinations, which gave rise to this restatement, constituted a material weakness in the Company’s internal control over financial reporting. Specifically, the Company did not have effective policies and procedures, and lacked effective reviews by personnel at an appropriate level, for accounting for the costs incurred related to business combinations, to ensure that such costs were accounted for in accordance with generally accepted accounting principles. The Company has subsequently designed and implemented a new procedure as part of its internal controls over financial reporting that requires additional management approval for all costs affecting goodwill, and adds an additional level of management review to evaluate on a quarterly basis the accounting treatment of costs associated with business combinations to determine that such treatment is consistent with the guidance of SFAS No. 141, Business Combinations. The Company believes that this change will be effective in remediating the material weakness. See Part I. Item 4 — Controls and Procedures.
Restatement
     This restatement stems from comments received from the staff (the “Staff”) of the Securities and Exchange Commission (the “Commission”) requesting support for the Company’s decision to record costs, consisting primarily of legal fees stemming from unresolved issues in connection with the acquisition of Portsmith and iGo, as goodwill, rather than as period expense. During the year ended December 31, 2003, the year ended December 31, 2004, and the six months ended June 30, 2005, the Company recorded approximately $502,000, partially offset by miscellaneous recoveries of $72,000, $1,036,000, partially offset by a miscellaneous recovery of $92,000, and $426,000, partially offset by miscellaneous recoveries of $18,000 respectively, of these costs as a component of goodwill. These miscellaneous recoveries relate to the iGo acquisition, and occurred more than one year after the acquisition date. See Part 1. Item 1. Financial Statements, Note 1 to condensed consolidated financial statements and Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations for a more detailed description of the effect of this restatement.
     Based on the comments received from, and discussions with, the Staff on October 27, 2005, and after consultation with the Company’s independent registered public accounting firm, KPMG LLP, the Company’s management recommended, and its Audit Committee determined, on October 27, 2005, that it would restate its previously issued financial statements for the years ended December 31, 2003 and 2004, and except for the first quarter of 2003, each quarter in 2003 and 2004, the quarters ended March 31, 2005 and June 30, 2005, and the six months ended June 30, 2005. Pursuant to this restatement, instead of charging the above-identified costs to goodwill, they are instead being recorded as general and administrative expense in the period in which they were incurred. As a result of this restatement, the Company’s previously filed financial statements for the years ended December 31, 2003 and 2004 and, except for the first quarter of 2003, for each quarter in 2003 and 2004, the quarters ended March 31, 2005 and June 30, 2005, and the six months ended June 30, 2005, should no longer be relied upon.
     In order to preserve the nature and character of the disclosures set forth in these Items as originally filed on May 10, 2005 in the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2005 (the “Original Form 10-Q”), this Form 10-Q/A speaks as of the date of the Original Form 10-Q, and we have not updated the disclosures in this Form 10-Q/A to speak as of a later date. While this Form 10-Q/A primarily relates to the historical periods covered, events may have taken place since the original filing that might have been reflected in this Form 10-Q/A if they had taken place prior to the Original Form 10-Q. All information contained in this Form 10-Q/A is subject to updating and supplementing as provided in our reports filed with the Commission subsequent to the date of the Original Form 10-Q.

MOBILITY ELECTRONICS, INC.
FORM 10-Q/A

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS:
MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2005	2004
	(restated)	(restated)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,230	$12,768
Accounts receivable, net	16,663	16,905
Inventories	8,259	7,513
Prepaid expenses and other current assets	379	443

Total current assets	38,531	37,629

Property and equipment, net	2,103	2,127
Goodwill	10,570	10,570
Intangible assets, net	3,065	3,059
Notes receivable and other	1,731	2,032

Total assets	$56,000	$55,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,591	$12,411
Accrued expenses and other current liabilities	959	1,514
Current installments of non-current liabilities	297	328

Total current liabilities	14,847	14,253
Non-current liabilities, less current portion	438	463

Total liabilities	15,285	14,716

Stockholders’ equity:
Convertible preferred stock	3	3
Common stock	287	285
Additional paid-in capital	153,805	147,547
Accumulated deficit	(107,619)	(106,692)
Deferred compensation and other	(5,964)	(646)
Accumulated other comprehensive income	203	204

Total stockholders’ equity	40,715	40,701

Total liabilities and stockholders’ equity	$56,000	$55,417

See accompanying notes to unaudited condensed consolidated financial statements.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2005	2004
	(restated)	(restated)
Revenue	$18,358	$14,044
Cost of revenue	12,881	9,432

Gross profit	5,477	4,612

Operating expenses:
Marketing and sales	1,986	1,658
Research and development	1,397	1,424
General and administrative	3,059	2,713

Total operating expenses	6,442	5,795

Loss from operations	(965)	(1,183)

Other income (expense):
Interest income (expense), net	38	(20)
Other income, net	—	22

Loss from continuing operations	(927)	(1,181)

Discontinued operations:
Loss from discontinued operations of handheld software product line	—	(1)

Net loss	$(927)	$(1,182)

Net loss per share:
Basic and diluted
Continuing operations	$(0.03)	$(0.04)
Discontinued operations	$—	$(0.00)

Total basic net loss per share	$(0.03)	$(0.04)

Weighted average common shares outstanding:
Basic and diluted	28,601	27,651
See accompanying notes to unaudited condensed consolidated financial statements.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three months ended
	March 31,
	2005	2004
	(restated)	(restated)
Cash flows from operating activities:
Net loss	$(927)	$(1,182)
Less loss from discontinued operation	—	1

Loss from continuing operations	(927)	(1,181)

Adjustments to reconcile net loss to net cash used in operating activities:
Provision for accounts receivable and sales returns and credits	94	73
Depreciation and amortization	466	491
Amortization of deferred compensation	338	—
Impairment of tooling equipment	82	—
Changes in operating assets and liabilities:
Accounts receivable	162	(1,425)
Inventories	(746)	(873)
Prepaid expenses and other assets	(137)	(190)
Accounts payable	1,162	2,574
Accrued expenses and other current liabilities	(531)	344

Net cash used in operating activities	(37)	(187)

Cash flows from investing activities:
Purchase of property and equipment	(323)	(319)

Net cash used in investing activities	(323)	(319)

Cash flows from financing activities:
Payment of non-current liabilities	(25)	(125)
Net proceeds from issuance of common stock, exercise of options and warrants, and repayment of stock subscription notes receivable	605	245

Net cash provided by financing activities	580	120

Effects of exchange rate changes on cash and cash equivalents	(1)	13
Net cash provided by (used in) discontinued operations	243	(97)

Net increase (decrease) in cash and cash equivalents	462	(470)
Cash and cash equivalents, beginning of period	12,768	11,024

Cash and cash equivalents, end of period	$13,230	$10,554

See accompanying notes to unaudited condensed consolidated financial statements.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Restatement
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
     The following tables set forth the effects of this restatement for the quarters ended March 31, 2005 and March 31, 2004 and the year ended December 31, 2004 (in thousands, except per share amounts).

	As		As
	Reported	Adjustments	Restated
As of and for the quarter ended March 31, 2005

Balance Sheet:

Goodwill	$12,161	$(1,591)	$10,570
Total assets	57,591	(1,591)	56,000
Accumulated deficit	(106,028)	(1,591)	(107,619)
Total stockholders’ equity	42,306	(1,591)	40,715

Statement of Operations:
General and administrative	$2,842	$217	$3,059
Total operating expenses	6,225	217	6,442
Loss from operations	(748)	(217)	(965)
Loss from continuing operations	(710)	(217)	(927)
Net loss	(710)	(217)	(927)

Loss Per Share – Basic and Diluted:
Loss per share from continuing operations	$(0.02)	$(0.01)	$(0.03)
Total loss per share	$(0.02)	$(0.01)	$(0.03)
     There were no changes in net operating, investing, or financing cash flows as a result of the restatement.

	As		As
	Reported	Adjustments	Restated
As of and for the quarter ended March 31, 2004

Balance Sheet:
Goodwill	$13,377	$(839)	$12,538
Total assets	52,499	(839)	51,660
Accumulated deficit	(104,834)	(839)	(105,673)
Total stockholders’ equity	40,556	(839)	39,717

Statement of Operations:
General and administrative	$2,304	$409	$2,713
Total operating expenses	5,386	409	5,795
Loss from operations	(774)	(409)	(1,183)
Loss from continuing operations	(772)	(409)	(1,181)
Net loss	(773)	(409)	(1,182)

Loss Per Share – Basic and Diluted:
Loss per share from continuing operations	$(0.03)	$(0.01)	$(0.04)
Total loss per share	$(0.03)	$(0.01)	$(0.04)
     There were no changes in net operating, investing, or financing cash flows as a result of the restatement.

	As		As
	Reported	Adjustments	Restated
As of and for the year ended December 31, 2004

Balance Sheet:
Goodwill	$11,944	$(1,374)	$10,570
Total assets	56,791	(1,374)	55,417
Accumulated deficit	(105,318)	(1,374)	(106,692)
Total stockholders’ equity	42,075	(1,374)	40,701
(2) Basis of Presentation
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
(3) Stock-based Compensation
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
     Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123R, the Company’s net loss and net loss per share would have been increased to the pro forma amount indicated below (amounts in thousands, except per share):

	Three Months Ended March 31,
	2005	2004
	(restated)	(restated)
Net loss:
As reported	$(927)	$(1,182)
Total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax of $0 for all periods	(1,897)	(284)

Pro forma	$(2,824)	$(1,466)

Net loss per share — basic and diluted:
As reported	$(0.03)	$(0.04)

Pro forma	$(0.10)	$(0.05)

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
(4) Inventories
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

(6) Line of Credit
     In October 2002, the Company entered into a $10,000,000 line of credit with a bank. The line bears interest at prime (5.75% at March 31, 2005), interest only payments are due monthly, with final payment of interest and principal due on July 31, 2006. The line of credit is secured by all assets of the Company. The Company had no outstanding balance against the line of credit at March 31, 2005 and 2004. The line of credit is subject to financial covenants. Due to the effects of the restatement (see Note 1 above), the Company was not in compliance with the covenants, however the Company was in compliance as of June 30, 2005. At March 31, 2005, the Company had borrowing base capacity of $9,359,000.
(7) Non-current Liabilities
     Non-current liabilities consist of the following (amounts in thousands):

	March 31,	December 31,
	2005l	2004
Estimate of Invision earn-out	$685	$716
Liability for license fee	50	75

	735	791
Less current portion	297	328

Non-current liabilities, less current portion	$438	$463

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

(10) Net Income (Loss) per Share
     The computation of basic and diluted net loss per share follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2005	2004
	(restated)	(restated)
Numerator:
Loss from continuing operations	$(927)	$(1,181)
Discontinued operations	—	(1)

Net loss	$(927)	$(1,182)

Denominator:
Weighted average number of common shares outstanding — basic and diluted	28,601	27,651

Net loss per share — basic and diluted:
Continuing operations	$(0.03)	$(0.04)
Discontinued operations	$—	$(0.00)

Total basic net income (loss) per share	$(0.03)	$(0.04)

Stock options, warrants and restricted stock units not included in dilutive net income (loss) per share since antidilutive	2,617	2,505
Convertible preferred stock not included in dilutive net income (loss) per share since antidilutive	266	298
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
     The following tables set forth the effects of this restatement for the quarters ended March 31, 2005 and March 31, 2004 and the year ended December 31, 2004 (in thousands, except per share amounts).

	As		As
	Reported	Adjustments	Restated
As of and for the quarter ended March 31, 2005

Balance Sheet:
Goodwill	$12,161	$(1,591)	$10,570
Total assets	57,591	(1,591)	56,000
Accumulated deficit	(106,028)	(1,591)	(107,619)
Total stockholders’ equity	42,306	(1,591)	40,715

Statement of Operations:
General and administrative	$2,842	$217	$3,059
Total operating expenses	6,225	217	6,442
Loss from operations	(748)	(217)	(965)
Loss from continuing operations	(710)	(217)	(927)
Net loss	(710)	(217)	(927)

Loss Per Share – Basic and Diluted:
Loss per share from continuing operations	$(0.02)	$(0.01)	$(0.03)
Total loss per share	$(0.02)	$(0.01)	$(0.03)
     There were no changes in net operating, investing, or financing cash flows as a result of the restatement.

	As		As
	Reported	Adjustments	Restated
As of and for the quarter ended March 31, 2004

Balance Sheet:
Goodwill	$13,377	$(839)	$12,538
Total assets	52,499	(839)	51,660
Accumulated deficit	(104,834)	(839)	(105,673)
Total stockholders’ equity	40,556	(839)	39,717

Statement of Operations:
General and administrative	$2,304	$409	$2,713
Total operating expenses	5,386	409	5,795
Loss from operations	(774)	(409)	(1,183)
Loss from continuing operations	(772)	(409)	(1,181)
Net loss	(773)	(409)	(1,182)

Loss Per Share – Basic and Diluted:
Loss per share from continuing operations	$(0.03)	$(0.01)	$(0.04)
Total loss per share	$(0.03)	$(0.01)	$(0.04)
     There were no changes in net operating, investing, or financing cash flows as a result of the restatement.

	As		As
	Reported	Adjustments	Restated
As of and for the year ended December 31, 2004

Balance Sheet:
Goodwill	$11,944	$(1,374)	$10,570
Total assets	56,791	(1,374)	55,417
Accumulated deficit	(105,318)	(1,374)	(106,692)
Total stockholders’ equity	42,075	(1,374)	40,701

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
Results of Operations
     The following table presents certain selected consolidated financial data for the periods indicated expressed as a percentage of total revenue:

	Three months ended
	March 31,
	2005	2004
	(restated)	(restated)
Revenue	100.0%	100.0%
Cost of revenue	70.2%	67.2%

Gross profit	29.8%	32.8%

Operating expenses:
Sales and marketing	10.8%	11.8%
Research and development	7.6%	10.1%
General and administrative	16.7%	19.3%
Total operating expenses	35.1%	41.3%

Loss from continuing operations	-5.3%	-8.4%

Other income (expense):
Interest, net	0.2%	-0.1%
Other, net	0.0%	0.2%

Loss from continuing operations	-5.0%	-8.4%
Loss from discontinued operations	—	0.0%

Net loss	-5.0%	-8.4%

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
     The increase in revenue is primarily due to continued sales growth of our family of combination AC/DC, AC only and DC only universal power adapters during the three months ended March 31, 2005. As a result, sales of power products increased by $4.1 million, or 46.2% to $12.9 million during the three months ended March 31, 2005 as compared to $8.9 million for the three months ended March 31, 2004. Sales of all other product lines increased by $228,000 during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.

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

			Increase (decrease)	Percentage change from
			from same period in	the same period in the
	Q1 2005	Q1 2004	the prior year	prior year
Cost of revenue	$12,881	$9,432	$3,449	36.6%
Gross profit	$5,477	$4,612	$864	18.7%
Gross margin	29.8%	32.8%	(3.0)%	(9.1)%
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

			Increase	Percentage change
			from same period	from the same period
	Q1 2005	Q1 2004	in the prior year	in the prior year
General and administrative (restated)	$3,059	$2,713	$346	12.8%

     The increase in general and administrative expenses primarily resulted from non-cash expenses of $327,000 related to the amortization of equity compensation granted during the three months ended March 31, 2005. General and administrative expenses as a percentage of revenue decreased to 16.7% for the three months ended March 31, 2005 from 19.3% for the three months ended March 31, 2004.
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

Liquidity and Capital Resources
     The following table sets forth for the period presented certain consolidated cash flow information (amounts in thousands):

	Three Months Ended March 31,
	2005	2004
Net cash used in operating activities	$(37)	$(187)
Net cash used in investing activities	(323)	(319)
Net cash provided by financing activities	580	120
Foreign currency exchange impact on cash flow	(1)	13
Net cash provided by (used in) discontinued operations	243	(97)

Increase (decrease) in cash and cash equivalents	$462	$(470)

Cash and cash equivalents at beginning of period	$12,768	$11,024

Cash and cash equivalents at end of period	$13,230	$10,554

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
     As of March 31, 2005, we had approximately $159 million of federal, foreign and state net operating loss carryforwards which expire at various dates. We anticipate that the sale of common stock in our initial public offering coupled with prior sales of common stock will cause an annual limitation on the use of our net operating loss carryforwards pursuant to the change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended. This limitation is expected to have a material effect on the timing of our ability to use the net operating loss carryforward in the future. Additionally, our ability to use the net operating loss carryforward is dependent upon our level of future profitability, which currently cannot be determined.
     Financing Facilities. In July 2004, we amended our $10.0 million bank line of credit. The line bears interest at prime, interest only payments are due monthly, with final payment of interest and principal due on July 31, 2006. The line of credit is secured by all of our assets and subject to financial covenants, with which we were not in compliance as of March 31, 2005. We had no outstanding balance against this line of credit as of March 31, 2005. Under the terms of the line, we can borrow up to 80% of eligible accounts receivable. At March 31, 2005, our net borrowing base capacity was approximately $9.4 million.
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

     In the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 10, 2005, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2005. As provided in paragraph 140 of the Public Company Accounting Oversight Board’s Auditing Standard No. 2, however, a restatement of previously issued financial statements to reflect the correction of a misstatement is a strong indicator of the existence of a material weakness in internal control over financial reporting. In light of the restatement, management has concluded that, as of March 31, 2005, a material weakness in the Company’s internal control over financial reporting existed with respect to the accounting for costs incurred in connection with business combinations. The following has been amended to reflect this conclusion.
     Evaluation of Disclosure Controls and Procedures — We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings with the Securities and Exchange Commission (the “Commission”) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating our controls and procedures. With the participation of the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2005. In such evaluation, it was concluded that our disclosure controls and procedures were effective as of March 31, 2005. In connection with the restatement, under the direction of our principal executive officer and principal financial officer, management reevaluated our disclosure controls and procedures, and identified a material weakness in our internal control over financial reporting related to accounting for costs incurred in connection with business combinations. Specifically, we did not have effective policies and procedures, and lacked effective reviews by personnel at an appropriate level, for accounting for the costs incurred related to business combinations, to ensure that such costs were accounted for in accordance with generally accepted accounting principles. Based on this reevaluation, and as a result of the material weakness in our internal control over financial reporting, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2005.
     Changes in Internal Control Over Financial Reporting — There were no changes in our internal control over financial reporting during the quarter ended March 31, 2005 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting. Subsequent to the discovery of the misstatement described above, however, we have implemented a new procedure as part of our internal control over financial reporting that requires additional management approval for all costs affecting goodwill, and adds an additional level of management review to evaluate on a quarterly basis the accounting treatment of costs associated with business combinations to determine that such treatment is consistent with the guidance of SFAS No. 141, Business Combinations. We believe this change will be effective in remediating the aforementioned material weakness.
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
ITEM 6. EXHIBITS
     The Exhibit Index and required Exhibits are immediately following the Signatures to this Form 10-Q/A are filed as part of, or hereby incorporated by reference into, this Form 10-Q/A.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILITY ELECTRONICS, INC.

Dated: November 14, 2005	By:	/s/ Charles R. Mollo

Charles R. Mollo
President, Chief Executive Officer
and Chairman of the Board
(Principal Executive Officer)

	By:	/s/ Joan W. Brubacher

Joan W. Brubacher
Executive Vice President and Chief Financial Officer
and Authorized Officer of Registrant
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

4.1	$25 Million Threshold Warrant to Purchase Shares of Common Stock issued to Motorola, Inc., dated as of March 31, 2005(1)

4.2	$50 Million Threshold Warrant to Purchase Shares of Common Stock issued to Motorola, Inc., dated as of March 31, 2005(1)

4.3	$25 Million Threshold Warrant to Purchase Shares of Common Stock issued to RadioShack Corporation, dated as of March 31, 2005(1)

4.4	$50 Million Threshold Warrant to Purchase Shares of Common Stock issued to RadioShack Corporation, dated as of March 31, 2005(1)

4.5	Strategic Partners Investment Agreement by and among Mobility Electronics, Inc., RadioShack Corporation and Motorola, Inc., dated as of March 31, 2005(1)

10.1	Form of Mobility Electronics, Inc. Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement(2)

10.2	Form of Mobility Electronics, Inc. Non-Employee Director Long-Term Incentive Plan Restricted Stock Unit Award Agreement(2)

10.3	Patent Purchase Agreement between Mobility Electronics, Inc. and Tao Logic Systems LLC(2) +

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

+	Schedules and similar attachments have been omitted from this agreement. The registrant will furnish supplementally a copy of any omitted schedule or attachment to the Commission upon request.

(1)	Previously filed as an exhibit to Current Report on Form 8-K filed on April 5, 2005.

(2)	Previously filed as an exhibit to Quarterly Report on Form 10-Q filed on May 10, 2005.