Form 10-Q/A
period 2005-06-30
MOBILITY ELECTRONICS INC
filed 2005-11-14
CIK 1075656

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________to _________
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

Explanatory Note
Form 10-Q/A Amendment No. 1
Overview
     Mobility Electronics, Inc. (the “Company”) is filing this Amendment No. 1 to quarterly report on Form 10-Q for the quarter ended June 30, 2005 (the “Form 10-Q/A”), to amend and restate its financial statements for the three and six months ended June 30, 2005 to adjust the Company’s accounting for costs incurred in connection with business combinations previously recorded to goodwill that should have been recorded as general and administrative expense in the period in which they were incurred. In addition, the Company has determined that control deficiencies related to the Company’s procedures for determining the appropriate accounting treatment for costs incurred in connection with business combinations, which gave rise to this restatement, constituted a material weakness in the Company’s internal control over financial reporting. Specifically, the Company did not have effective policies and procedures, and lacked effective reviews by personnel at an appropriate level, for accounting for the costs incurred related to business combinations, to ensure that such costs were accounted for in accordance with generally accepted accounting principles. The Company has subsequently designed and implemented a new procedure as part of its internal controls over financial reporting that requires additional management approval for all costs affecting goodwill, and adds an additional level of management review to evaluate on a quarterly basis the accounting treatment of costs associated with business combinations to determine that such treatment is consistent with the guidance of SFAS No. 141, Business Combinations. The Company believes that this change will be effective in remediating the material weakness. See Part I. Item 4 — Controls and Procedures.
Restatement
     This restatement stems from comments received from the staff (the “Staff”) of the Securities and Exchange Commission (the “Commission”) requesting support for the Company’s decision to record costs, consisting primarily of legal fees stemming from unresolved issues in connection with the acquisition of Portsmith and iGo, as goodwill, rather than as period expense. During the year ended December 31, 2003, the year ended December 31, 2004, and the six months ended June 30, 2005, the Company recorded approximately $502,000, partially offset by miscellaneous recoveries of $72,000, $1,036,000, partially offset by a miscellaneous recovery of $92,000, and $426,000, partially offset by miscellaneous recoveries of $18,000 respectively, of these costs as a component of goodwill. These miscellaneous recoveries relate to the iGo acquisition, and occurred more than one year after the acquisition date. See Part 1. Item 1. Financial Statements, Note 1 to condensed consolidated financial statements, and Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations for a more detailed description of the effect of this restatement.
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
     In order to preserve the nature and character of the disclosures set forth in these Items as originally filed on August 9, 2005 in the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2005 (the “Original Form 10-Q”), this Form 10-Q/A speaks as of the date of the Original Form 10-Q, and we have not updated the disclosures in this Form 10-Q/A to speak as of a later date. While this Form 10-Q/A primarily relates to the historical periods covered, events may have taken place since the original filing that might have been reflected in this Form 10-Q/A if they had taken place prior to the Original Form 10-Q. All information contained in this Form 10-Q/A is subject to updating and supplementing as provided in our reports filed with the Commission subsequent to the date of the Original Form 10-Q.

MOBILITY ELECTRONICS, INC.
FORM 10-Q/A

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS:
MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2005	2004
	(restated)	(restated)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,779	$12,768
Short-term investments	13,214	—
Accounts receivable, net	16,672	16,905
Inventories	7,519	7,513
Prepaid expenses and other current assets	602	443

Total current assets	59,786	37,629

Property and equipment, net	2,200	2,127
Goodwill	10,570	10,570
Intangible assets, net	2,972	3,059
Notes receivable and other	2,514	2,032

Total assets	$78,042	$55,417

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$12,985	$12,411
Accrued expenses and other current liabilities	1,618	1,514
Current installments of non-current liabilities	85	328

Total current liabilities	14,688	14,253
Non-current liabilities, less current portion	438	463

Total liabilities	15,126	14,716

Stockholders’ equity:
Convertible preferred stock	—	3
Common stock	305	285
Additional paid-in capital	165,027	147,547
Accumulated deficit	(96,152)	(106,692)
Deferred compensation and other	(6,422)	(646)
Accumulated other comprehensive income	158	204

Total stockholders’ equity	62,916	40,701

Total liabilities and stockholders’ equity	$78,042	$55,417

See accompanying notes to unaudited condensed consolidated financial statements.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(restated)	(restated)	(restated)	(restated)
Revenue	$20,427	$16,651	$38,785	$30,695
Cost of revenue	14,016	12,305	26,897	21,737

Gross profit	6,411	4,346	11,888	8,958

Operating expenses:
Marketing and sales	1,912	1,468	3,898	3,126
Research and development	1,517	1,287	2,914	2,711
General and administrative	3,050	2,888	6,109	5,600

Total operating expenses	6,479	5,643	12,921	11,437

Income (loss) from operations	(68)	(1,297)	(1,033)	(2,479)

Other income (expense):
Interest income (expense), net	183	(46)	221	(66)
Gain on disposal of assets and other income (expense), net	11,638	(2)	11,638	20

Income (loss) before provision for income tax	11,753	(1,345)	10,826	(2,525)
Provision for income tax	285	—	285	—

Income (loss) from continuing operations	11,468	(1,345)	10,541	(2,525)

Discontinued operations:
Loss from discontinued operations of handheld software product line	—	(167)	—	(168)

Net income (loss)	$11,468	$(1,512)	$10,541	$(2,693)

Net income (loss) per share:
Basic
Continuing operations	$0.38	$(0.05)	$0.36	$(0.09)
Discontinued operations	$—	$(0.01)	$—	$(0.01)
Total basic net income (loss) per share	$0.38	$(0.05)	$0.36	$(0.10)
Diluted
Continuing operations	$0.36	$(0.05)	$0.34	$(0.09)
Discontinued operations	$—	$(0.01)	$—	$(0.01)
Total diluted net income (loss) per share	$0.36	$(0.05)	$0.34	$(0.10)

Weighted average common shares outstanding:
Basic	30,278	27,912	29,439	27,782
Diluted	32,017	27,912	31,095	27,782
See accompanying notes to unaudited condensed consolidated financial statements.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	June 30,
	2005	2004
	(restated)	(restated)
Cash flows from operating activities:
Net income (loss)	$10,541	$(2,693)
Less loss from discontinued operation	—	168

Income (loss) from continuing operations	10,541	(2,525)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for accounts receivable and sales returns and credits	212	118
Depreciation and amortization	978	1,046
Amortization of deferred compensation	728	26
Impairment of tooling equipment	82	—
Gain on disposal of assets	(11,638)	—
Changes in operating assets and liabilities:
Accounts receivable	351	(5,646)
Inventories	(6)	345
Prepaid expenses and other assets	(554)	(232)
Accounts payable	572	6,007
Accrued expenses and other current liabilities	90	246

Net cash provided by (used in) operating activities	1,356	(615)

Cash flows from investing activities:
Purchase of property and equipment	(692)	(586)
Proceeds from sale of intangible assets	11,692	—
Purchase of investments	(14,019)	—

Net cash used in investing activities	(3,019)	(586)

Cash flows from financing activities:
Payment of non-current liabilities	(25)	(125)
Net proceeds from issuance of common stock	9,942	84
Proceeds from exercise of options, warrants, and repayment of stock subscription notes receivable	881	709

Net cash provided by financing activities	10,798	668

Effects of exchange rate changes on cash and cash equivalents	(29)	5
Net cash used in discontinued operations	(95)	(98)

Net increase (decrease) in cash and cash equivalents	9,011	(626)
Cash and cash equivalents, beginning of period	12,768	11,024

Cash and cash equivalents, end of period	$21,779	$10,398

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
     The following tables set forth the effects of this restatement for the three and six months ended June 30, 2005 and June 30, 2004 and the year ended December 31, 2004 (in thousands, except per share amounts).

	Three months			Six months
As of and for the periods ended	As		As	As		As
June 30, 2005	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Balance Sheet:
Goodwill	$12,352	$(1,782)	$10,570	$12,352	$(1,782)	$10,570
Total assets	79,824	(1,782)	78,042	79,824	(1,782)	78,042
Accumulated deficit	(94,370)	(1,782)	(96,152)	(94,370)	(1,782)	(96,152)
Total stockholders’ equity	64,698	(1,782)	62,916	64,698	(1,782)	62,916

Statement of Operations:
General and administrative	$2,859	$191	$3,050	$5,701	$408	$6,109
Total operating expenses	6,288	191	6,479	12,513	408	12,921
Income (loss) from operations	123	(191)	(68)	(625)	(408)	(1,033)
Income from continuing operations	11,659	(191)	11,468	10,949	(408)	10,541
Net income	11,659	(191)	11,468	10,949	(408)	10,541

Net Income Per Share:
Basic:
Continuing operations	$0.39	$(0.01)	$0.38	$0.37	$(0.01)	$0.36
Total net income per share	$0.39	$(0.01)	$0.38	$0.37	$(0.01)	$0.36
Diluted:
Continuing operations	$0.36	$—	$0.36	$0.35	$(0.01)	$0.34
Total net income per share	$0.36	$—	$0.36	$0.35	$(0.01)	$0.34
     There were no changes in net operating, investing, or financing cash flows as a result of the restatement.

	Three months			Six months
As of and for the periods ended	As		As	As		As
June 30, 2004	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Balance Sheet:
Goodwill	$13,655	$(1,117)	$12,538	$13,655	$(1,117)	$12,538
Total assets	55,144	(1,117)	54,027	55,144	(1,117)	54,027
Accumulated deficit	(106,069)	(1,117)	(107,186)	(106,069)	(1,117)	(107,186)
Total stockholders’ equity	39,888	(1,117)	38,771	39,888	(1,117)	38,771

Statement of Operations:
General and administrative	$2,610	$278	$2,888	$4,914	$686	$5,600
Total operating expenses	5,365	278	5,643	10,751	686	11,437
Loss from operations	(1,019)	(278)	(1,297)	(1,793)	(686)	(2,479)
Loss from continuing operations	(1,067)	(278)	(1,345)	(1,839)	(686)	(2,525)
Net loss	(1,234)	(278)	(1,512)	(2,007)	(686)	(2,693)

Net Loss Per Share:
Basic:
Continuing operations	$(0.04)	$(0.01)	$(0.05)	$(0.07)	$(0.02)	$(0.09)
Total loss per share	$(0.04)	$(0.01)	$(0.05)	$(0.07)	$(0.03)	$(0.10)
Diluted:
Continuing operations	$(0.04)	$(0.01)	$(0.05)	$(0.07)	$(0.02)	$(0.09)
Total loss per share	$(0.04)	$(0.01)	$(0.05)	$(0.07)	$(0.03)	$(0.10)
     There were no changes in net operating, investing, or financing cash flows as a result of the restatement.

	As		As
As of and for the year ended December 31, 2004	Reported	Adjustments	Restated
Balance Sheet:
Goodwill	$11,944	$(1,374)	$10,570
Total assets	56,791	(1,374)	55,417
Accumulated deficit	(105,318)	(1,374)	(106,692)
Total stockholders’ equity	42,075	(1,374)	40,701
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

     Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123R, the Company’s net loss and net loss per share would have been increased to the pro forma amount indicated below (amounts in thousands, except per share):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(restated)	(restated)	(restated)	(restated)
Net income (loss):
As reported	$11,468	$(1,512)	$10,541	$(2,693)
Total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax of $0 for all periods	(59)	(314)	(1,956)	(620)

Pro forma	$11,409	$(1,826)	$8,585	$(3,313)

Net income (loss) per share — basic:
As reported	$0.38	$(0.05)	$0.36	$(0.10)

Pro forma	$0.38	$(0.07)	$0.29	$(0.12)

Net income (loss) per share — diluted:
As reported	$0.36	$(0.05)	$0.34	$(0.10)

Pro forma	$0.36	$(0.07)	$0.28	$(0.12)

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
(4) Investments
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

     There were no proceeds from sales or maturities of marketable securities in the six months ending June 30, 2005. As of June 30, 2005, the amortized cost basis, unrealized holding gains, unrealized holding losses, and aggregate fair value by major security type were as follows (in thousands):

	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Holding Gains	Holding Losses	Fair Value
U.S. corporate securities:
Commercial paper	$2,975	$—	$(2)	$2,973
Corporate notes and bonds	3,813	—	(8)	3,805
Bankers acceptance	987	—	(2)	985

	7,775	—	(12)	7,763
U.S. government securities	6,242	—	(2)	6,240

	$14,017	$—	$(14)	$14,003

(5) Inventories
     Inventories consist of the following (amounts in thousands):

	June 30,	December 31,
	2005	2004
Raw materials	$2,338	$2,122
Finished goods	5,181	5,391

	$7,519	$7,513

(6) Goodwill
     Goodwill by business segment is as follows (amounts in thousands):

High-Power Group	$3,578
Itip Division	—
Connectivity Group	6,992

Reported balance at June 30, 2005	$10,570

(7) Intangible Assets
     Intangible assets consist of the following at June 30, 2005 and December 31, 2004 (amounts in thousands):

		June 30, 2005			December 31, 2004
	Average	Gross		Net	Gross		Net
	Life	Intangible	Accumulated	Intangible	Intangible	Accumulated	Intangible
	(Years)	Assets	Amortization	Assets	Assets	Amortization	Assets
Amortized intangible assets:
License fees	7	$1,947	$(612)	$1,335	$2,258	$(843)	$1,415
Patents and trademarks	3	1,762	(717)	1,045	1,921	(994)	927
Trade names	10	378	(107)	271	378	(88)	290
Customer list	10	662	(341)	321	662	(235)	427

Total		$4,749	$(1,777)	$2,972	$5,219	$(2,160)	$3,059

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

(9) Non-current Liabilities
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
(10) Stockholders’ Equity
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
(11) Discontinued Operations
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
     The results of operations from the handheld software product line have been presented in the condensed consolidated statements of operations as discontinued operations. Following is a summary of the discontinued operations related to the Company’s Texas subsidiary that were sold in 2004 (amounts in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2004	June 30, 2004
Revenue	$410	$877
Cost of revenue	163	304

Gross profit	247	573
Selling, general and administrative expenses	414	741

Total discontinued operations	$(167)	$(168)

(12) Net Income (Loss) per Share
     The computation of basic and diluted net income (loss) per share follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(restated)	(restated)	(restated)	(restated)
Basic net income (loss) per share computation:
Numerator:
Income (loss) from continuing operations	$11,468	$(1,345)	$10,541	$(2,525)
Discontinued operations	—	(167)	—	(168)

Net income (loss)	$11,468	$(1,512)	$10,541	$(2,693)

Denominator:
Weighted average number of common shares outstanding	30,278	27,912	29,439	27,782

Basic net income (loss) per share:
Continuing operations	$0.38	$(0.05)	$0.36	$(0.09)
Discontinued operations	$—	$(0.01)	$—	$(0.01)
Total basic net income (loss) per share	$0.38	$(0.05)	$0.36	$(0.10)

Diluted net income (loss) per share computation:
Numerator:
Income (loss) from continuing operations	$11,468	$(1,345)	$10,541	$(2,525)
Discontinued operations	—	(167)	—	(168)

Net income (loss)	$11,468	$(1,512)	$10,541	$(2,693)

Denominator:
Weighted average number of common shares outstanding	30,278	27,912	29,439	27,782
Effect of dilutive stock options, warrants, and restricted stock units	1,584	—	1,444	—
Dilutive effect of preferred shares if converted to common shares at the beginning of the period	155	—	212	—

	32,017	27,912	31,095	27,782

Stock options, warrants and restricted stock units not included in dilutive net income (loss) per share since antidilutive	—	2,337	—	2,337
Convertible preferred stock not included in dilutive net income (loss) per share since antidilutive	—	271	—	271

Diluted net income (loss) per share:
Continuing operations	$0.36	$(0.05)	$0.34	$(0.09)
Discontinued operations	$—	$(0.01)	$—	$(0.01)
Total diluted net income (loss) per share	$0.36	$(0.05)	$0.34	$(0.10)
(13) Business Segments, Concentration of Credit Risk and Significant Customers
     The Company is engaged in the business of selling accessories for computers and mobile electronic devices. Effective March 31, 2005, the Company formed a separate division, specifically for the purpose of developing, marketing and selling its low-power mobile electronic power products, which the Company has named the “itip Division”. In conjunction with the formation of the itip Division, the Company’s chief operating decision maker (CODM) began separately evaluating the operating results of the itip Division, the High-Power Group and the Connectivity Group. The Company’s CODM continues to evaluate revenues and gross profits based on products lines, routes to market and geographies. Prior to April 1, 2005, the CODM only evaluated operating results for the Company taken as a whole. As a result, effective April 1, 2005, in accordance with FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has determined it has three operating business segments, consisting of the High-Power Group, itip Division, and Connectivity Group.

     The following tables summarize the Company’s revenues, operating results and assets by business segment (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
High-Power Group	$14,191	$13,076	$28,006	$23,174
itip Division	1,141	—	1,141	—
Connectivity Group	5,095	3,575	9,638	7,521

	$20,427	$16,651	$38,785	$30,695

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(restated)	(restated)	(restated)	(restated)
Operating income (loss):
High-Power Group	$3,027	$1,672	$4,545	$2,590
itip Division	(599)	—	(599)	—
Connectivity Group	554	(81)	1,131	531
Corporate	(3,050)	(2,888)	(6,109)	(5,600)

	$(68)	$(1,297)	$(1,033)	$(2,479)

     The Company’s corporate function supports its various business segments and, as a result, the Company attributes the aggregate amount of its general and administrative expense to corporate as opposed to allocating it to individual business segments.

	June 30,	December 31,
	2005	2004
	(restated)	(restated)
Assets:
High-Power Group	$25,549	$28,704
Connectivity Group	15,062	12,333
Corporate	37,431	14,380

	$78,042	$55,417

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
(14) Contingencies
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

     The following tables set forth the effects of this restatement for the three and six months ended June 30, 2005 and June 30, 2004 and the year ended December 31, 2004 (in thousands, except per share amounts).

	Three months			Six months
As of and for the periods ended	As		As	As		As
June 30, 2005	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Balance Sheet:
Goodwill	$12,352	$(1,782)	$10,570	$12,352	$(1,782)	$10,570
Total assets	79,824	(1,782)	78,042	79,824	(1,782)	78,042
Accumulated deficit	(94,370)	(1,782)	(96,152)	(94,370)	(1,782)	(96,152)
Total stockholders’ equity	64,698	(1,782)	62,916	64,698	(1,782)	62,916

Statement of Operations:
General and administrative	$2,859	$191	$3,050	$5,701	$408	$6,109
Total operating expenses	6,288	191	6,479	12,513	408	12,921
Income (loss) from operations	123	(191)	(68)	(625)	(408)	(1,033)
Income from continuing operations	11,659	(191)	11,468	10,949	(408)	10,541
Net income	11,659	(191)	11,468	10,949	(408)	10,541

Net Income Per Share:
Basic:
Continuing operations	$0.39	$(0.01)	$0.38	$0.37	$(0.01)	$0.36
Total net income per share	$0.39	$(0.01)	$0.38	$0.37	$(0.01)	$0.36
Diluted:
Continuing operations	$0.36	$—	$0.36	$0.35	$(0.01)	$0.34
Total net income per share	$0.36	$—	$0.36	$0.35	$(0.01)	$0.34
     There were no changes in net operating, investing, or financing cash flows as a result of the restatement.

	Three months			Six months
As of and for the periods ended	As		As	As		As
June 30, 2004	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Balance Sheet:
Goodwill	$13,655	$(1,117)	$12,538	$13,655	$(1,117)	$12,538
Total assets	55,144	(1,117)	54,027	55,144	(1,117)	54,027
Accumulated deficit	(106,069)	(1,117)	(107,186)	(106,069)	(1,117)	(107,186)
Total stockholders’ equity	39,888	(1,117)	38,771	39,888	(1,117)	38,771

Statement of Operations:
General and administrative	$2,610	$278	$2,888	$4,914	$686	$5,600
Total operating expenses	5,365	278	5,643	10,751	686	11,437
Loss from operations	(1,019)	(278)	(1,297)	(1,793)	(686)	(2,479)
Loss from continuing operations	(1,067)	(278)	(1,345)	(1,839)	(686)	(2,525)
Net loss	(1,234)	(278)	(1,512)	(2,007)	(686)	(2,693)

Net Loss Per Share:
Basic:
Continuing operations	$(0.04)	$(0.01)	$(0.05)	$(0.07)	$(0.02)	$(0.09)
Total loss per share	$(0.04)	$(0.01)	$(0.05)	$(0.07)	$(0.03)	$(0.10)
Diluted:
Continuing operations	$(0.04)	$(0.01)	$(0.05)	$(0.07)	$(0.02)	$(0.09)
Total loss per share	$(0.04)	$(0.01)	$(0.05)	$(0.07)	$(0.03)	$(0.10)
     There were no changes in net operating, investing, or financing cash flows as a result of the restatement.

	As		As
As of and for the year ended December 31, 2004	Reported	Adjustments	Restated
Balance Sheet:
Goodwill	$11,944	$(1,374)	$10,570
Total assets	56,791	(1,374)	55,417
Accumulated deficit	(105,318)	(1,374)	(106,692)
Total stockholders’ equity	42,075	(1,374)	40,701
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

Results of Operations
     The following table presents certain selected consolidated financial data for the periods indicated expressed as a percentage of total revenue:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(restated)	(restated)	(restated)	(restated)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	68.6%	73.9%	69.3%	70.8%

Gross profit	31.4%	26.1%	30.7%	29.2%

Operating expenses:
Sales and marketing	9.4%	8.8%	10.1%	10.2%
Research and development	7.4%	7.7%	7.5%	8.8%
General and administrative	14.9%	17.3%	15.8%	18.2%

Total operating expenses	31.7%	33.9%	33.3%	37.3%

Income (loss) from operations	(0.3%)	(7.8%)	(2.7%)	(8.1%)

Other income (expense):
Interest, net	0.9%	(0.3%)	0.6%	(0.2%)
Other, net	57.0%	(0.0%)	30.0%	0.1%
Provision for income tax	(1.4%)	0.0%	(0.7%)	0.0%

Income (loss) from continuing operations	56.1%	(8.1%)	27.2%	(8.2%)
Loss from discontinued operations	0.0%	(1.0%)	0.0%	(0.5%)

Net income (loss)	56.1%	(9.1%)	27.2%	(8.8%)

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

			Increase	Percentage change
			from same period	from the same period
	Q2 2005	Q2 2004	in the prior year	in the prior year
General and administrative (restated)	$3,050	$2,888	$162	5.6%
     The increase in general and administrative expenses primarily resulted from an increase in non-cash expenses of $364,000 related to the amortization of equity compensation, as well as increases in directors and officers liability insurance premiums, personnel related expenses, and telecommunications and software expenses, partially offset by a decrease in legal expenses of $460,000. General and administrative expenses as a percentage of revenue decreased to 14.9% for the three months ended June 30, 2005 from 17.3% for the three months ended June 30, 2004.
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

			Increase	Percentage change
			from same period	from the same period
	Q2 2005	Q2 2004	in the prior year	in the prior year
Interest income	$207	$29	$178	613.8%

Interest expense	$24	$75	$(51)	(68.0)%

Net interest income (expense)	$183	$(46)	$229	497.8%
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

	Six Months	Six Months	Increase	Percentage change
	Ended June	Ended June 30,	from same period	from the same period
	30, 2005	2004	in the prior year	in the prior year
High-Power Group	$28,006	$23,174	$4,832	20.9%

itip Division	1,141	—	1,141	—

Connectivity Group	9,638	7,521	2,117	28.1%

Total Revenue	$38,785	$30,695	$8,090	26.4%
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

	Six Months	Six Months	Increase from same	Percentage change from
	Ended June	Ended June	period in the prior	the same period in the
	30, 2005	30, 2004	year	prior year
Cost of revenue	$26,897	$21,737	$5,160	23.7%

Gross profit	$11,888	$8,958	$2,930	32.7%

Gross margin	30.7%	29.2%	1.5%	5.1%
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
     Sales and marketing. Sales and marketing expenses generally consist of salaries, commissions and other personnel-related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. The following table summarizes the year-over-year comparison of our sales and marketing expenses for the periods indicated (amounts in thousands):

	Six Months	Six Months	Increase	Percentage change
	Ended June	Ended June	from same period	from the same period
	30, 2005	30, 2004	in the prior year	in the prior year
Sales and marketing	$3,898	$3,126	$772	24.7%
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
     Research and development. Research and development expenses consist primarily of salaries and personnel-related costs, outside consulting, lab costs and travel-related costs of our product development group. The following table summarizes the year-over-year comparison of our research and development expenses for the periods indicated (amounts in thousands):

	Six Months	Six Months	Increase	Percentage change
	Ended June	Ended June	from same period	from the same period
	30, 2005	30, 2004	in the prior year	in the prior year
Research and development	$2,914	$2,711	$203	7.5%

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

	Six Months	Six Months	Increase	Percentage change
	Ended June	Ended June	from same period	from the same period
	30, 2005	30, 2004	in the prior year	in the prior year
General and administrative (restated)	$6,109	$5,600	$509	9.1%
     The increase in general and administrative expenses primarily resulted from an increase in non-cash expenses of $728,000 related to the amortization of equity compensation, partially offset primarily by a decrease in external legal expense of $371,000. General and administrative expenses as a percentage of revenue decreased to 15.8% for the six months ended June 30, 2005 from 18.2% for the six months ended June 30, 2004.
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

			Increase	Percentage change
			from same period	from the same period
	Q2 2005	Q2 2004	in the prior year	in the prior year
Interest income	$267	$67	$200	298.5%

Interest expense	$46	$133	$(87)	(65.4)%

Net interest income (expense)	$221	$(66)	$287	434.8%
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
Liquidity and Capital Resources
     The following table sets forth, for the periods presented, certain consolidated cash flow information (amounts in thousands):

	Six Months Ended June 30,
	2005	2004
Net cash provided by (used in) operating activities	$1,356	$(615)
Net cash used in investing activities	(3,019)	(586)
Net cash provided by financing activities	10,798	668
Foreign currency exchange impact on cash flow	(29)	5
Net cash used in discontinued operations	(95)	(98)

Increase (decrease) in cash and cash equivalents	$9,011	$(626)

Cash and cash equivalents at beginning of period	$12,768	$11,024

Cash and cash equivalents at end of period	$21,779	$10,398

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
     As of June 30, 2005, we had approximately $148 million of federal, foreign and state net operating loss carryforwards which expire at various dates. We anticipate that the sale of common stock in our initial public offering coupled with prior sales of common stock will cause an annual limitation on the use of our net operating loss carryforwards pursuant to the change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended. This limitation is expected to have a material effect on the timing of our ability to use the net operating loss carryforward in the future. Additionally, our ability to use the net operating loss carryforward is dependent upon our level of future profitability, which currently cannot be determined.
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
     In the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 9, 2005, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2005. As provided in paragraph 140 of the Public Company Accounting Oversight Board’s Auditing Standard No. 2, however, a restatement of previously issued financial statements to reflect the correction of a misstatement is a strong indicator of the existence of a material weakness in internal control over financial reporting. In light of the restatement, management has concluded that, as of June 30, 2005, a material weakness in the Company’s internal control over financial reporting existed with respect to the accounting for costs incurred in connection with business combinations. The following has been amended to reflect this conclusion.
     Evaluation of Disclosure Controls and Procedures — We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings with the Securities and Exchange Commission (the “Commission”) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating our controls and procedures. With the participation of the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2005. In such evaluation, it was concluded that our disclosure controls and procedures were effective as of June 30, 2005. In connection with the restatement, under the direction of our principal executive officer and principal financial officer, management reevaluated our disclosure controls and procedures, and identified a material weakness in our internal control over financial reporting related to accounting for costs incurred in connection with business combinations. Specifically, we did not have effective policies and procedures, and lacked effective reviews by personnel at an appropriate level, for accounting for the costs incurred related to business combinations, to ensure that such costs were accounted for in accordance with generally accepted accounting principles. Based on this reevaluation, and as a result of the material weakness in our internal control over financial reporting, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2005.
     Changes in Internal Control Over Financial Reporting — There were no changes in our internal control over financial reporting during the quarter ended June 30, 2005 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting. Subsequent to the discovery of the misstatement described above, however, we have implemented a new procedure as part of our internal control over financial reporting that requires additional management approval for all costs affecting goodwill, and adds an additional level of management review to evaluate on a quarterly basis the accounting treatment of costs associated with business combinations to determine that such treatment is consistent with the guidance of SFAS No. 141, Business Combinations. We believe this change will be effective in remediating the aforementioned material weakness.

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