Form 10-Q
period 2005-09-30
MOBILITY ELECTRONICS INC
filed 2005-11-14
CIK 1075656

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
YES      ☐      NO       ☑
At November 2, 2005, there were 30,754,481 shares of the Registrant’s Common Stock outstanding.

MOBILITY ELECTRONICS, INC.
FORM 10-Q
Restatement
As described in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004, the Company has restated its financial statements and other information for the years ended December 31, 2003 and 2004 and, except for the first quarter of 2003, each quarter in 2003 and 2004, and the first and second quarters of 2005.
For further discussion of the effects of the restatement on the periods covered by this report, see Part 1. Item 1. Financial Statements, Note 1 to condensed consolidated financial statements, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 4. Controls and Procedures.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS:
MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2005	2004
	(unaudited)	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$12,260	$12,768
Short-term investments	20,938	—
Accounts receivable, net	19,666	16,905
Inventories	10,348	7,513
Prepaid expenses and other current assets	1,281	443

Total current assets	64,493	37,629

Property and equipment, net	2,324	2,127
Goodwill	10,570	10,570
Intangible assets, net	2,760	3,059
Notes receivable and other	1,577	2,032

Total assets	$81,724	$55,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,061	$12,411
Accrued expenses and other current liabilities	2,154	1,514
Current installments of non-current liabilities	245	328

Total current liabilities	17,460	14,253
Non-current liabilities, less current portion	253	463

Total liabilities	17,713	14,716

Stockholders’ equity:
Convertible preferred stock	—	3
Common stock	307	285
Additional paid-in capital	165,586	147,547
Accumulated deficit	(96,294)	(106,692)
Deferred compensation and other	(5,705)	(646)
Accumulated other comprehensive income	117	204

Total stockholders’ equity	64,011	40,701

Total liabilities and stockholders’ equity	$81,724	$55,417

See accompanying notes to unaudited condensed consolidated financial statements.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(restated)		(restated)
Revenue	$23,104	$18,959	$61,889	$49,654
Cost of revenue	15,679	13,102	42,576	34,838

Gross profit	7,425	5,857	19,313	14,816

Operating expenses:
Marketing and sales	1,921	1,777	5,819	4,901
Research and development	1,813	1,214	4,727	3,926
General and administrative	4,090	2,743	10,199	8,344

Total operating expenses	7,824	5,734	20,745	17,171

Income (loss) from operations	(399)	123	(1,432)	(2,355)

Other income (expense):
Interest income (expense), net	263	(27)	483	(93)
Gain on disposal of assets and other income (expense), net	(6)	(6)	11,632	14

Income (loss) before provision for income tax	(142)	90	10,683	(2,434)
Provision for income tax	—	—	285	—

Income (loss) from continuing operations	(142)	90	10,398	(2,434)

Discontinued operations:
Loss from discontinued operations of handheld software product line	—	(296)	—	(466)

Net income (loss)	$(142)	$(206)	$10,398	$(2,900)

Net income (loss) per share:
Basic
Continuing operations	$(0.00)	$0.00	$0.35	$(0.09)
Discontinued operations	$—	$(0.01)	$—	$(0.02)
Total basic net income (loss) per share	$(0.00)	$(0.01)	$0.35	$(0.10)
Diluted
Continuing operations	$(0.00)	$0.00	$0.33	$(0.09)
Discontinued operations	$—	$(0.01)	$—	$(0.02)
Total diluted net income (loss) per share	$(0.00)	$(0.01)	$0.33	$(0.10)

Weighted average common shares outstanding:
Basic	30,358	28,139	29,746	27,901
Diluted	32,670	29,779	31,762	27,901
See accompanying notes to unaudited condensed consolidated financial statements.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine months ended
	September 30,
	2005	2004
		(restated)
Cash flows from operating activities:
Net income (loss)	$10,398	$(2,900)
Less loss from discontinued operation	—	466

Income (loss) from continuing operations	10,398	(2,434)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for accounts receivable and sales returns and credits	390	148
Depreciation and amortization	1,541	1,502
Amortization of deferred compensation	1,111	105
Impairment of tooling equipment	82	—
(Gain) loss on disposal of assets	(11,638)	15
Changes in operating assets and liabilities:
Accounts receivable	(2,636)	(3,942)
Inventories	(2,835)	488
Prepaid expenses and other assets	(1,325)	(602)
Accounts payable	2,634	4,142
Accrued expenses and other current liabilities	603	(33)

Net cash used in operating activities	(1,675)	(611)

Cash flows from investing activities:
Purchase of property and equipment	(1,081)	(846)
Proceeds from sale of intangible assets	11,692	—
Proceeds from sale of handheld software product line	—	388
Purchase of investments	(20,968)	—

Net cash used in investing activities	(10,357)	(458)

Cash flows from financing activities:
Payment of non-current liabilities	(25)	(125)
Net proceeds from issuance of common stock	10,228	—
Proceeds from exercise of options, warrants, and repayment of stock subscription notes receivable	1,507	1,093

Net cash provided by financing activities	11,710	968

Effects of exchange rate changes on cash and cash equivalents	(59)	8
Net cash provided by (used in) discontinued operations	(127)	10

Net decrease in cash and cash equivalents	(508)	(83)
Cash and cash equivalents, beginning of period	12,768	11,024

Cash and cash equivalents, end of period	$12,260	$10,941

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
     The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying condensed consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2004 included in the Company’s Form 10-K/A, filed with the SEC. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of results to be expected for the full year or any other period.
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
Restatement
     As described in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004, the Company has restated its financial statements and other information for the years ended December 31, 2003 and 2004 and, except for the first quarter of 2003, each quarter in 2003 and 2004, and the first and second quarters of 2005. The Company’s determination to restate these previously issued financial statements stems from the Company’s decision, at the time that these financial statements were originally prepared, to record costs, consisting primarily of legal fees stemming from unresolved issues in connection with its 2002 acquisitions of Portsmith and iGo, as goodwill, rather than as period expense. Pursuant to this restatement, instead of charging these costs to goodwill, they are instead being recorded as general and administrative expense in the period in which they were incurred.

     The following table sets forth the effects of this restatement for the three and nine months ended September 30, 2004 (amounts in thousands, except per share).

	Three months ended			Nine months ended
	September 30, 2004			September 30, 2004
	As			As
	previously			previously
Quarterly Information (Unaudited)	reported	Adjustments	As restated	reported	Adjustments	As restated
Consolidated Statement of Operations
General and administrative	$2,653	$90	$2,743	$7,568	$776	$8,344
Total operating expenses	5,644	90	5,734	16,395	776	17,171
Income (loss) from operations	213	(90)	123	(1,579)	(776)	(2,355)
Income (loss) before provision for income tax	180	(90)	90	(1,658)	(776)	(2,434)
Income (loss) from continuing operations	180	(90)	90	(1,658)	(776)	(2,434)
Net loss	(116)	(90)	(206)	(2,124)	(776)	(2,900)
Net loss per share
Total basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.08)	$(0.02)	$(0.10)

     There were no changes in net operating, investing, or financing cash flows as a result of the restatement.

	As		As
	Reported	Adjustments	Restated
As of and for the year ended December 31, 2004

Balance Sheet:
Goodwill	$11,944	$(1,374)	$10,570
Total assets	56,791	(1,374)	55,417
Accumulated deficit	(105,318)	(1,374)	(106,692)
Total stockholders’ equity	42,075	(1,374)	40,701
(2) Stock-based Compensation
     At September 30, 2005, the Company accounted for stock-based compensation under the intrinsic value recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). These plans provide for the grant of incentive stock options and restricted stock units to eligible employees.
a. Stock Options
     Following the guidance of APB 25, no stock-based employee compensation expense is reflected in net income for employee stock options granted under the plans to date, as all options granted had an exercise price at least equal to the fair market value of shares of common stock on the date of the grant.
     The Financial Accounting Standards Board recently published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for SFAS 123R. In accordance with the new rule, the accounting provisions of SFAS 123R will be effective for the Company in 2006. The Company will adopt the provisions of SFAS 123R using a modified prospective application. Under modified prospective application, SFAS 123R, which provides certain changes to the method for valuing share-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the vesting period has not been completed as of the effective date will be recognized over the remaining vesting period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123. At September 30, 2005, unamortized compensation expense, as determined in accordance with SFAS 123, that the Company expects to record during fiscal 2006 was approximately $98,000. The Company determined it would not issue any stock options in future periods, and accordingly, does not expect to incur additional expense related to the issuance of stock options. The Company is in the process of determining how the guidance regarding valuing share-based compensation as prescribed in SFAS 123R will be applied to valuing share-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on its financial statements.
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

     The decision to accelerate vesting of these options was made primarily to avoid recognizing compensation expense in the statement of operations in future financial statements upon the effectiveness of SFAS 123R. The Company estimates that the maximum future compensation expense that will be avoided, based on an implementation date for SFAS 123R of January 1, 2006, will be approximately $1,609,000, of which approximately $409,000 is related to options held by executive officers and directors of the Company. The acceleration did not generate significant compensation expense as accounted for under APB 25, as the majority of options for which vesting was accelerated had exercise prices that exceeded the market price of the Company’s common stock on March 11, 2005. The pro-forma results presented in the table below include approximately $1,609,000 of compensation expense for the nine months ended September 30, 2005 resulting from the vesting acceleration.
     Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123R, the Company’s income (loss) and net income (loss) per share would have been changed to the pro forma amount indicated below (amounts in thousands, except per share):

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(restated)		(restated)
Net income (loss):
As reported	$(142)	$(206)	$10,398	$(2,900)
Total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax of $0 for all periods	(45)	(346)	(1,913)	(966)

Pro forma	$(187)	$(552)	$8,485	$(3,866)

Net income (loss) per share — basic:
As reported	$(0.00)	$(0.01)	$0.35	$(0.10)

Pro forma	$(0.01)	$(0.02)	$0.29	$(0.14)

Net income (loss) per share — diluted:
As reported	$(0.00)	$(0.01)	$0.33	$(0.10)

Pro forma	$(0.01)	$(0.02)	$0.27	$(0.14)

     The value of stock-based employee compensation expense for the three and nine months ended September 30, 2005 and 2004 was determined using the Black-Scholes method with the following assumptions:

	September 30,
	2005	2004
Expected life (years)	3.0	3.0
Risk-free interest rate	4.25%	3.0%
Dividend yield	0.0%	0.0%
Volatility	75.0%	100.0%
b. Restricted Stock Units
     During the nine months ended September 30, 2005, the Company granted 867,896 restricted stock units (“RSUs”) to certain key employees and 59,700 to non-employee directors pursuant to the Mobility Electronics, Inc. Omnibus Long-Term Incentive Plan. As a result of employee terminations, 92,144 RSUs were cancelled during the nine months ended September 30, 2005 and 5,387 RSUs vested. Of the 5,387 RSUs that vested, 1,493 were surrendered in satisfaction of employee tax withholding obligations and the remaining 3,894 RSUs were converted into shares of common stock. The awards are accounted for using the measurement and recognition principles of APB 25. Accordingly, unearned compensation is measured at the date of grant and recognized as compensation expense over the period in which the RSUs vest. RSUs awarded during the nine months ended September 30, 2005 will vest after five years, but may vest earlier if specific performance criteria are met or upon the death, disability, termination without cause, or retirement of plan participants. At September 30, 2005, $5,736,000 of unearned compensation is recorded as a reduction in stockholders’ equity as a result of the RSUs. For the three and nine months ended September 30, 2005, the Company recorded in selling, general and administrative expense, $384,000 and $1,111,000 of stock-based compensation expense, respectively, relating to the RSUs.
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
     There were no proceeds from sales or maturities of marketable securities in the nine months ending September 30, 2005. As of September 30, 2005, the amortized cost basis, unrealized holding gains, unrealized holding losses, and aggregate fair value by major security type were as follows (in thousands):

	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Holding Gains	Holding Losses	Fair Value
U.S. corporate securities:
Commercial paper	$4,756	$—	$(2)	$4,754
Corporate notes and bonds	6,471	—	(23)	6,448
Bankers acceptance	995	—	—	995

	12,222	—	(25)	12,197
U.S. government securities	8,746	—	(5)	8,741

	$20,968	$—	$(30)	$20,938

(4) Inventories
     Inventories consist of the following (amounts in thousands):

	September 30,	December 31,
	2005	2004
Raw materials	$2,089	$2,122
Finished goods	8,259	5,391

	$10,348	$7,513

(5) Goodwill
     Goodwill by business segment is as follows (amounts in thousands):

High-Power Group	$3,578
Connectivity Group	6,992

Reported balance at September 30, 2005	$10,570

(6) Intangible Assets
     Intangible assets consist of the following at September 30, 2005 and December 31, 2004 (amounts in thousands):

		September 30, 2005			December 31, 2004
	Average	Gross		Net	Gross		Net
	Life	Intangible	Accumulated	Intangible	Intangible	Accumulated	Intangible
	(Years)	Assets	Amortization	Assets	Assets	Amortization	Assets
Amortized intangible assets:
License fees	7	$1,947	$(678)	$1,269	$2,258	$(843)	$1,415
Patents and trademarks	3	1,816	(854)	962	1,921	(994)	927
Trade names	10	378	(117)	261	378	(88)	290
Customer list	10	662	(394)	268	662	(235)	427

Total		$4,803	$(2,043)	$2,760	$5,219	$(2,160)	$3,059

     On May 6, 2005, the Company sold a portfolio of 46 patents and patents pending related to its Split Bridge and serialized PCI intellectual property for gross proceeds of $13,000,000. The net book value of this portfolio of patents was $53,000 and other expenses associated with the sale were $1,309,000, resulting in a gain on the sale of these assets of $11,638,000. Under the terms of the agreement, the Company has received a perpetual, non-exclusive license to utilize the patent portfolio in its ongoing connectivity business. The Company will further continue to retain all of its patents and patents pending related to its power and other connectivity technologies.

(7) Line of Credit
     In October 2002, the Company entered into a $10,000,000 line of credit with a bank. The line bears interest at prime (6.75% at September 30, 2005), interest only payments are due monthly, with final payment of interest and principal due on July 31, 2006. The line of credit is secured by all assets of the Company. The Company had no outstanding balance against the line of credit at September 30, 2005 and 2004. The line of credit is subject to financial covenants. The Company is currently in compliance with the covenants. At September 30, 2005, the Company had borrowing base capacity of $9,397,000.
(8) Non-current Liabilities
     Non-current liabilities consist of the following (amounts in thousands):

	September 30,	December 31,
	2005	2004
Estimate of Invision earn-out	$448	$716
Liability for license fee	50	75

	498	791
Less current portion	245	328

Non-current liabilities, less current portion	$253	$463

     In connection with its acquisition of certain assets of Invision Software and Invision Wireless, the Company recorded a liability of $847,000, which represents the excess of the fair value of assets acquired over the initial consideration paid for those assets. This liability will be reduced by earn-out payments when the contingent consideration is earned. Accordingly, the Company has recorded a current portion of this liability of $220,000 based on its estimate of remaining contingent consideration to be earned during the next 12 months. The Company made actual earn-out payments of $268,000 during the nine months ended September 30, 2005.
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
(9) Stockholders’ Equity
(a) Convertible Preferred Stock
     During the period from December 31, 2004 through September 30, 2005, all of the remaining shares of Series C preferred stock, which consisted of a total of 270,541 shares, were converted into 276,596 shares of common stock at an average rate of 1-to-1.02238. As of May 24, 2005, there are no remaining outstanding shares of Series C preferred stock.
     Series C preferred stock was convertible into shares of common stock. The initial conversion rate was one for one, but was subject to change if certain events occurred. Generally, the conversion rate was adjustable if the Company issued any non-cash dividends on outstanding securities, split its securities or otherwise effected a change to the number of its outstanding securities. The conversion rate was also adjustable when the Company issued additional securities at a price that was less than the price that the Series C preferred stockholders paid for their shares. Such adjustments were made according to certain formulas that were designed to prevent dilution of the Series C preferred stock. The Series C preferred stock was subject to conversion at any time at the option of the holder, and was subject to automatic conversion upon the occurrence of certain events. At September 30, 2005 and December 31, 2004, there were 15,000,000 shares of Series C preferred stock authorized and 0 and 270,541 issued and outstanding, respectively.
(b) Common Stock
     Holders of shares of common stock are entitled to one vote per share on all matters submitted to a vote of the Company’s stockholders. There is no right to cumulative voting for the election of directors. Holders of shares of common stock are entitled to receive dividends, if and when declared by the board of directors out of funds legally available therefore, after payment of dividends required to be paid on any outstanding shares of preferred stock. Upon liquidation, holders of shares of common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to the liquidation preferences of any outstanding shares of preferred stock. Holders of shares of common stock have no conversion, redemption or preemptive rights. At September 30, 2005 and December 31, 2004, there were 90,000,000 shares of common stock authorized and 30,736,808 and 28,490,373 issued and outstanding, respectively.

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
(10) Discontinued Operations
     During 2004, the Company sold substantially all assets of its Texas subsidiary, which developed and marketed a handheld software product line, for $3,477,500 plus assumed liabilities of $467,000. The Company received $387,500 in cash, $200,000 held in a short-term escrow fund, which was released to the Company in March 2005, $415,000 in a short-term receivable and $2,475,000 million in notes receivable in exchange for assets with a book value of $3,235,000. During the nine months ended September 30, 2005, the Company received an additional $350,000 as contingent consideration. In connection with this sale of assets, the Company has recorded a deferred gain of $881,000 as a reduction of the notes receivable. Recognition of the gain will occur when collectibility of notes receivable is reasonably assured.
     The results of operations from the handheld software product line have been presented in the condensed consolidated statements of operations as discontinued operations. Following is a summary of the discontinued operations related to the Company’s Texas subsidiary that were sold in 2004 (amounts in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2004
Revenue	$186	$1,063
Cost of revenue	14	319

Gross profit	172	744
Selling, general and administrative expenses	468	1,210

Total discontinued operations	$(296)	$(466)

(11) Net Income (Loss) per Share
     The computation of basic and diluted net income (loss) per share follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(restated)		(restated)
Basic net income (loss) per share computation:
Numerator:
Income (loss) from continuing operations	$(142)	$90	$10,398	$(2,434)
Discontinued operations	—	(296)	—	(466)

Net income (loss)	$(142)	$(206)	$10,398	$(2,900)

Denominator:
Weighted average number of common shares outstanding	30,358	28,139	29,746	27,901

Basic net income (loss) per share:
Continuing operations	$(0.00)	$0.00	$0.35	$(0.09)
Discontinued operations	$—	$(0.01)	$—	$(0.02)
Total basic net income (loss) per share	$(0.00)	$(0.01)	$0.35	$(0.10)

Diluted net income (loss) per share computation:
Numerator:
Income (loss) from continuing operations	$(142)	$90	$10,398	$(2,434)
Discontinued operations	—	(296)	—	(466)

Net income (loss)	$(142)	$(206)	$10,398	$(2,900)

Denominator:
Weighted average number of common shares outstanding	30,358	28,139	29,746	27,901
Effect of dilutive stock options, warrants, and restricted stock units	—	1,346	1,874	—
Dilutive effect of preferred shares if converted to common shares at the beginning of the period	—	294	142	—

	30,358	29,779	31,762	27,901

Stock options, warrants and restricted stock units not included in dilutive net income (loss) per share since antidilutive	4,692	—	—	2,299
Convertible preferred stock not included in dilutive net income (loss) per share since antidilutive	—	—	—	271

Diluted net income (loss) per share:
Continuing operations	$(0.00)	$0.00	$0.33	$(0.09)
Discontinued operations	$—	$(0.01)	$—	$(0.02)
Total diluted net income (loss) per share	$(0.00)	$(0.01)	$0.33	$(0.10)
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

     The following tables summarize the Company’s revenues, operating results and assets by business segment (amounts in thousands):

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
High-Power Group	$17,162	$14,302	$45,170	$37,476
itip Division	1,875	—	3,016	—
Connectivity Group	4,067	4,657	13,703	12,178

	$23,104	$18,959	$61,889	$49,654

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(restated)		(restated)
Operating income (loss):
High-Power Group	$4,229	$2,120	$8,773	$4,712
itip Division	(715)	—	(1,314)	—
Connectivity Group	177	746	1,308	1,277
Corporate	(4,090)	(2,743)	(10,199)	(8,344)

	$(399)	$123	$(1,432)	$(2,355)

     The Company’s corporate function supports its various business segments and, as a result, the Company attributes the aggregate amount of its general and administrative expense to corporate as opposed to allocating it to individual business segments.

	September 30,	December 31,
	2005	2004
		(restated)
Assets:
High-Power Group	$32,821	$28,704
itip Division	—	—
Connectivity Group	14,026	12,333
Corporate	34,877	14,380

	$81,724	$55,417

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
     The following tables summarize the Company’s revenues by product line, as well as its revenues by geography and the percentages of revenue by route to market (amounts in thousands):

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2005	2004	2005	2004
High-power mobile electronic power products	$14,782	$11,420	$39,595	$30,427
Low-power mobile electronic power products	3,555	1,681	6,219	3,699
Handheld products	2,499	3,042	8,869	7,445
Expansion and docking products	1,579	1,647	4,917	5,053
Accessories and other products	689	1,171	2,289	3,030

Total revenues	$23,104	$18,959	$61,889	$49,654

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2005	2004	2005	2004
North America	$19,946	$16,070	$52,948	$41,078
Europe	1,402	1,246	4,076	6,014
Asia Pacific	1,752	1,627	4,861	2,484
All other	4	16	4	78

	$23,104	$18,959	$61,889	$49,654

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2005	2004	2005	2004
OEM and private-label-resellers	58%	63%	61%	63%
Retailers and distributors	26%	27%	23%	26%
Other	16%	10%	16%	11%

	100%	100%	100%	100%

     The following table summarizes the Company’s profit margins by product lines. Profit margins, as indicated below, are computed on the basis of direct product cost only, which does not include overhead cost that is factored into consolidated gross profit margin.

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2005	2004	2005	2004
High-power mobile electronic power products	36%	38%	36%	39%
Low-power mobile electronic power products	46%	34%	47%	33%
Handheld products	37%	35%	36%	34%
Expansion and docking products	60%	60%	60%	59%
Accessories and other products	48%	48%	47%	48%
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
     Four customers accounted for 25%, 16%, 13%, and 10% of net sales for the nine months ended September 30, 2005. Three customers accounted for 26%, 16%, and 11% of net sales for the nine months ended September 30, 2004.
     Three customers’ accounts receivable balances accounted for 29%, 25% and 14% of net accounts receivable at September 30, 2005. Three customers’ accounts receivable balances accounted for 29%, 20% and 10% of net accounts receivable at September 30, 2004.
     Allowance for doubtful accounts was $321,000 and $311,000 at September 30, 2005 and December 31, 2004, respectively. Allowance for sales returns was $238,000 and $183,000 at September 30, 2005 and December 31, 2004, respectively.
     Export sales were approximately 14% and 17% of the Company’s net sales for the nine months ended September 30, 2005 and 2004, respectively. The principal international markets served by the Company were Europe and Asia Pacific.
(13) Contingencies
     Holmes Lundt, et al., plaintiffs, and Jason Carnahan, et. al., intervenors, v. Mobility Electronics, Inc., Portsmith, Inc., Charles R. Mollo, Joan W. Brubacher, and Jeffrey R. Harris, pending in the District Court of the Fourth Judicial District of Idaho, Ada County, Case No. CV-0C-0302562D. This lawsuit initially was commenced on April 2, 2003, by Holmes Lundt, former President and CEO of Mobility Idaho, Inc. (formerly Portsmith, Inc.), the Company’s wholly-owned subsidiary, and his wife, but additional plaintiffs were added, and several of the Company’s officers and directors were added as defendants. The claims asserted arise substantially out of the transactions surrounding the Company’s acquisition of Portsmith in February 2002. Among other things, plaintiffs and intervenors disputed that the Company appropriately calculated and paid the earn-out consideration called for by the Portsmith merger agreement. The court issued an order on April 15, 2004 granting the Company’s motion for partial summary judgment on this pricing issue, meaning the court agreed that the Company had properly calculated the pricing of the shares issued by the Company in the Portsmith merger. The court subsequently affirmed this decision on November 18, 2004, pursuant to the plaintiffs’ motion for reconsideration. The Carnahan plaintiffs filed a second amended complaint with the court on December 13, 2004, the Lundt plaintiffs filed a third amended complaint with the court on February 14, 2005, and a new set of plaintiffs, also former stockholders of Portsmith, filed an initial complaint with the court on February 18, 2005 titled Jess Asla, et. al., plaintiffs v. Mobility Electronics, Inc., Charles Mollo and Joan Brubacher in the District Court of the Fourth Judicial District of Idaho, Ada County, which was later amended and served on August 11, 2005. The Asla case was subsequently removed on August 24, 2005 to federal court where it is now pending in the United States District Court for the District of Idaho, Case No. CIV 05-342-S-BLW. All three of these complaints assert claims for breach of contract, breach of an alleged covenant of good faith and fair dealing, unjust enrichment, declaratory judgment, breach of fiduciary duty, constructive trust, conversion, and interference with prospective economic advantage. The

Lundt plaintiffs also assert claims for breach of Mr. Lundt’s employment agreement, and wrongful termination of Mr. Lundt. All three complaints seek monetary damages. On March 17, 2005, the Company filed separate motions to dismiss the complaints brought by the Lundt and Carnahan plaintiffs, and on June 14, 2005, the court issued an order denying these motions. On June 24, 2005, the Company filed a second amended counterclaim against both the Lundt and Carnahan plaintiffs, asserting claims for fraud and misrepresentation, unjust enrichment, breach of fiduciary duties, promissory estoppel, conversion, breach of contract, abuse of process, right of offset, declaratory judgment, breach of good faith and fair dealing, interference with prospective economic advantage, violations of Idaho and/or Delaware securities laws, indemnity and civil conspiracy. On July 25, 2005, the Lundt and Carnahan plaintiffs filed a motion to dismiss the counterclaims filed by the Company. On October 7, the court granted the Lundt and Carnahan plaintiffs’ motion to dismiss the Company’s breach of fiduciary duty claims against the plaintiffs other than Lundt, but denied all of the Lundt and Carnahan plaintiffs’ other motions to dismiss. The Company seeks monetary damages in its counterclaim. The Lundt and Carnahan case is currently set for trial in June 2006. A trial date has not yet been set for the Asla case. The Company intends to vigorously defend against the claims as well as pursue its own counterclaims against all plaintiffs.
     Certain former officers of iGo Corporation are seeking potential indemnification claims against the Company’s wholly owned subsidiary, iGo Direct Corporation, relating to a Securities and Exchange Commission matter involving such individuals (but not involving the Company) that relates to matters that arose prior to the Company’s acquisition of iGo Corporation in September 2002. The Company is pursuing coverage under iGo’s directors’ and officers’ liability insurance policy as it relates to the potential iGo indemnification matter. In the event this coverage is not received, iGo may be responsible for additional costs and expenses associated with this matter.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Certain statements contained in this report constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “expect,” “anticipate” and other similar statements of expectations identify forward-looking statements. Forward-looking statements in this report include expectations regarding our anticipated revenue, gross margin, related expenses and earnings per share for the fourth quarter of 2005; expectations regarding improved pricing with RadioShack that will take effect at the beginning of 2006; anticipated growth in sales of our portable computer power products and itip products; expectations regarding incremental revenue growth from expansion into new power areas such as rechargeable batteries/chargers, including the anticipated introduction of jointly developed power products with Energizer in 2006; the availability of cash and liquidity; expectations of industry trends; beliefs relating to our distribution capabilities and brand identity; expectations regarding new product introductions; the anticipated strength of our patent portfolio; and our expectations regarding the outcome and anticipated impact of various litigation proceedings in which we are involved. These forward-looking statements are based largely on management’s expectations and involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include those set forth in other reports that we file with the Securities and Exchange Commission. Additional factors that could cause actual results to differ materially from those expressed in these forward-looking statements include, among others, the following:
•	the loss of, and failure to replace, any significant customers;

•	changes in our relationships with customers, suppliers, distributors and/or partners in our business ventures;

•	the timing and success of new product introductions;

•	product developments, introductions and the pricing of competitors;

•	the market’s acceptance of our products and technology;

•	the timing of substantial customer orders;

•	unanticipated litigation, claims or assessments;

•	the availability of qualified personnel;

•	the performance of suppliers and subcontractors; and

•	market demand and industry and general economic or business conditions.
     In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will prove to be accurate. We undertake no obligation to publicly update or revise any forward-looking statements, or any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements.

Restatement
     As discussed in the Restatement section on page 2 and further described in Note 1 to the condensed consolidated financial statements, the Company has restated its financial statements and other information for the years ended December 31, 2003 and 2004 and, except for the first quarter of 2003, each quarter in 2003 and 2004, and the first and second fiscal quarters of 2005.
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
     High-Power Group. Our High-Power Group is focused on the development, marketing and sales of power products and accessories for mobile electronic devices with high power requirements, which consist primarily of portable computers. In addition, in accordance with the terms of our new strategic agreements with RadioShack and Motorola, we expect the High-Power Group to include the majority of our sales of itip products to RadioShack through December 31, 2005. We sell these products to OEMs, private-label resellers, distributors, resellers and retailers. We supply OEM–specific, high-power adapter products to Dell and IBM. We have entered into a strategic reseller agreement with Targus to market and distribute high-power adapter products on a private-label basis. We sell to retailers such as RadioShack and through distributors such as Ingram Micro. High-Power Group revenue accounted for approximately 73% of revenue for the nine months ended September 30, 2005, and 75% of revenue for the nine months ended September 30, 2004.
     itip Division. Our 2004 development efforts focused significantly on the development of our patented itip products. In particular, we collaborated with RadioShack and Motorola to develop and market a line of power adapters, including cigarette lighter adapters, mobile AC adapters, and low-power universal AC/DC adapters, specifically designed for the low-power mobile electronic device market. Each of these devices incorporates our patented tip technology and the combination AC/DC adapter also allows users to simultaneously charge a second device with our optional DualPower accessory. In April 2005, we entered into new strategic agreements with RadioShack and Motorola under which we have formed the itip Division, which is specifically focused on the development, marketing and sales of low-power adapter products. In connection with these strategic agreements, RadioShack and Motorola will each act as sales representatives for the sale of our itip products. In addition, RadioShack and Motorola have each made strategic investments in our company to assist us in these efforts. itip revenue accounted for approximately 5% of revenue for the nine months ended September 30, 2005 and 0% of revenue for the nine months ended September 30, 2004.
     Connectivity Group. Our Connectivity Group is focused on the development, marketing and sales of expansion and docking products that utilize Split Bridge technology and handheld products. Our early focus was on the development of remote peripheral component interface, or PCI, bus technology and products based on proprietary Split Bridge® technology. We invested heavily in Split Bridge technology and while we had some success with Split Bridge in the corporate portable computer market with sales of universal docking stations, it became clear in early 2002 that this would not be the substantial opportunity we originally envisioned. In May 2005, we sold substantially all of our intellectual property relating to Split Bridge technology. Although we no longer own Split Bridge technology, we continue to produce and sell docking, expansion and connectivity products using Split Bridge technology through a non-exclusive, perpetual royalty-free license. We supply OEM-specific connectivity products to Symbol Technologies. We also sell connectivity products to other OEMs, distributors and end-users. Connectivity Group revenue accounted for approximately 22% of revenue for the nine months ended September 30, 2005 and 25% of revenue for the nine months ended September 30, 2004.
     Across all three business segments, sales to OEMs and private-label resellers accounted for approximately 61% of revenue for the nine months ended September 30, 2005 and 63% of revenue for the nine months ended September 30, 2004. Sales through retailers and distributors accounted for approximately 23% of revenue for the nine months ended September 30, 2005 and 26% of revenue for the nine months ended September 30, 2004. The balance of our revenue during these periods was derived from direct sales to end-users. In the future, we expect that we will be dependent upon a relatively small number of customers for a significant portion of our revenue, including most notably RadioShack, Targus, IBM, Dell, and Symbol.
     Our focus in 2005 and 2006 is to continue to proliferate power products that incorporate our patented tip technology for both high-power and low-power mobile electronic devices. Our long-term goal is to establish an industry standard for all mobile electronic device power adapters based on our patented tip technology. We also believe there are long-term growth opportunities for our connectivity products and technology related to the new smartphones that are being introduced by the major phone manufacturers.
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
     Our recognition of revenue from product sales to distributors, resellers and retailers, or the “distribution channel,” is affected by agreements we have giving certain customers rights to return up to 15% of their prior quarter’s purchases, provided that they place a new order for equal or greater dollar value of the amount returned. We also have agreements with certain customers that allow them to receive credit for subsequent price reductions, or “price protection.” At the time we recognize revenue, upon shipment and transfer of ownership, we reduce revenue for the gross sales value of estimated future returns, as well as our estimate of future price protection. We also reduce cost of revenue for the gross product cost of estimated future returns. We record an allowance for sales returns in the amount of the difference between the gross sales value and the cost of revenue as a reduction of accounts receivable. Gross sales to the distribution channel accounted for approximately 23% of revenue for the nine months ended September 30, 2005 and 26% of revenue for the nine months ended September 30, 2004.
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
     Inventory Valuation. Inventories consist of finished goods and component parts purchased both partially and fully assembled. We have all normal risks and rewards of our inventory held by contract manufacturers. Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories include material and overhead costs. Overhead costs are allocated to inventory based on a percentage of material costs. We monitor usage reports to determine if the carrying value of any items should be adjusted due to lack of demand for the items. We make a downward adjustment to the value of our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. We recorded downward adjustments to inventory of $328,000 during the nine months ended September 30, 2005 and $897,000 during the nine months ended September 30, 2004. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.
     Goodwill and Intangible Assets Valuation. Under Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS 142), we are required to evaluate recorded goodwill annually, or when events indicate the goodwill may be impaired. The impairment evaluation process is based on both a discounted future cash flows approach and a market comparable approach. The discounted cash flows approach uses our estimates of future market growth rates, market share, revenue and costs, as well as appropriate discount rates. We test goodwill for impairment on an annual basis as of December 31. We evaluated goodwill for impairment as of December 31, 2004 and determined that recorded goodwill was not impaired at that time. Recorded goodwill was reduced by approximately $2.0 million as a result of the sale of the assets of Mobility Texas, Inc. during 2004. During the quarter ended September 30, 2005, no triggering events occurred that would lead us to believe that goodwill was impaired as of September 30, 2005.
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
Results of Operations
     The following table presents certain selected consolidated financial data for the periods indicated expressed as a percentage of total revenue:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
		(restated)		(restated)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	67.9%	69.1%	68.8%	70.2%

Gross profit	32.1%	30.9%	31.2%	29.8%

Operating expenses:
Sales and marketing	8.3%	9.4%	9.4%	9.9%
Research and development	7.8%	6.4%	7.6%	7.9%
General and administrative	17.7%	14.5%	16.5%	16.8%

Total operating expenses	33.9%	30.2%	33.5%	34.6%

Income (loss) from operations	(1.7%)	0.6%	(2.3%)	(4.7%)

Other income (expense):
Interest, net	1.1%	(0.1%)	0.8%	(0.2%)
Other, net	(0.0%)	(0.0%)	18.8%	0.0%
Provision for income tax	0.0%	0.0%	(0.5%)	0.0%

Income (loss) from continuing operations	(0.6%)	0.5%	16.8%	(4.9%)
Loss from discontinued operations	0.0%	(1.6%)	0.0%	(0.9%)

Net income (loss)	(0.6%)	(1.1%)	16.8%	(5.8%)

Comparison of Three Months Ended September 30, 2005 and 2004
     Revenue. Revenue generally consists of sales of products, net of returns and allowances. To date, our revenues have come predominantly from power adapters, handheld products, expansion and docking products, and accessories. The following table summarizes the year-over-year comparison of our revenue for the periods indicated (amounts in thousands):

			Increase (decrease)	Percentage change
			from same period	from the same period
	Q3 2005	Q3 2004	in the prior year	in the prior year
High-Power Group	$17,162	$14,302	$2,860	20.0%

itip Division	1,875	—	1,875	—

Connectivity Group	4,067	4,657	(590)	(12.7%)

Total Revenue	$23,104	$18,959	$4,145	21.9%
     High-Power Group. The increase in High-Power Group revenue is primarily due to continued sales growth of our family of combination AC/DC, AC only and DC only universal power adapters during the three months ended September 30, 2005. Sales of OEM–specific, high-power products increased by $1.2 million, or 31.3%, to $4.9 million during the three months ended September 30, 2005 as compared to $3.7 million during the three months ended September 30, 2004, primarily as a result of increased sales to Dell. Sales of high-power products developed specifically for private-label resellers increased by $65,000, or 1.2%, to $5.6 million during the three months ended September 30, 2005 as compared to $5.5 million during the three months ended September 30, 2004. Sales of iGo branded high-power products to retailers and distributors, which includes low-power products sold to RadioShack, increased by $2.3 million, or 43.9% to $6.9 million during the three months ended September 30, 2005 as compared to $4.8 million during the three months ended September 30, 2004. The increase in sales to retailers and distributors for the three months ended September 30, 2005, as compared to the same period in the prior year, is primarily as a result of an increase of approximately $2.0 million of new high-power products introduced into RadioShack during 2005.
     itip Division. The itip Division was formed on March 31, 2005. For the three months ended September 30, 2005, itip Division revenue consists primarily of sales of itip products to various retailers and distributors, as well as sales to end-users through our iGo.com website. Our itip Division strategy is to gain further market penetration into mobile wireless carriers, distributors and retailers through our own sales efforts, as well as those of our sales representatives, RadioShack and Motorola.
     Connectivity Group. The decrease in Connectivity Group revenue is primarily attributable to a decrease in sales of handheld products of $543,000, or 17.9%, to $2.5 million during the three months ended September 30, 2005 as compared to $3.0 million during the three months ended September 30, 2004. Many customers for these products purchase periodically rather than ratably throughout the year, which may cause revenue of the Connectivity Group to fluctuate from period to period.
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

			Increase from same	Percentage change from
			period in the prior	the same period in the
	Q3 2005	Q3 2004	year	prior year
Cost of revenue	$15,679	$13,102	$2,577	19.7%
Gross profit	$7,425	$5,857	$1,568	26.8%
Gross margin	32.1%	30.9%	1.2%	3.9%
     The increase in cost of revenue was due to the 21.9% volume increase in revenue, as well as to an increase in indirect product overhead expenses, as compared to the three months ended September 30, 2004. Indirect product overhead expenses increased by $483,000, or 30.5%, to $2.1 million during the three months ended September 30, 2005 as compared to $1.6 million during the three months ended September 30, 2004, primarily due to increases in allowance for excess and obsolete inventory, allowance for warranty, and costs incurred in connection with pursuit of ISO 9001-2000 certification. Cost of revenue as a percentage of revenue decreased to 67.9% for the three months ended September 30, 2005 from 69.1% for the three months ended September 30, 2004, resulting in increased gross margin. The increase in gross profit and corresponding gross margin is primarily attributable to a shift in product mix resulting in higher direct product gross margin, partially offset by the increase in indirect product overhead expenses previously discussed.

     Sales and marketing. Sales and marketing expenses generally consist of salaries, commissions and other personnel-related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. The following table summarizes the year-over-year comparison of our sales and marketing expenses for the periods indicated (amounts in thousands):

			Increase	Percentage change
			from same period	from the same period
	Q3 2005	Q3 2004	in the prior year	in the prior year
Sales and marketing	$1,921	$1,777	$144	8.1%
     The increase in sales and marketing expenses primarily resulted from costs associated with variable sales compensation expense attributable to increased revenue, combined with increased investment in market research. As a percentage of revenue, sales and marketing expenses decreased to 8.3% for the three months ended September 30, 2005 from 9.4% for the three months ended September 30, 2004.
     Research and development. Research and development expenses consist primarily of salaries and personnel-related costs, outside consulting, lab costs and travel-related costs of our product development group. The following table summarizes the year-over-year comparison of our research and development expenses for the periods indicated (amounts in thousands):

			Increase	Percentage change
			from same period	from the same period
	Q3 2005	Q3 2004	in the prior year	in the prior year
Research and development	$1,813	$1,214	$599	49.3%
     The increase in research and development expenses primarily resulted from costs associated with the addition of 14 engineering personnel, as well as the timing of expenses incurred in connection with the continued development of our family of power products. As a percentage of revenue, research and development expenses increased to 7.8% for the three months ended September 30, 2005 from 6.4% for the three months ended September 30, 2004.
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

			Increase	Percentage change
		Q3 2004	from same period	from the same period
	Q3 2005	(restated)	in the prior year	in the prior year
General and administrative	$4,090	$2,743	$1,347	49.1%
     The increase in general and administrative expenses primarily resulted from an increase in external legal expenses of $751,000 related to ongoing patent enforcement and other litigation and an increase in non-cash expenses of $305,000 related to the amortization of equity compensation. General and administrative expenses as a percentage of revenue increased to 17.7% for the three months ended September 30, 2005 from 14.5% for the three months ended September 30, 2004.
     Interest income (expense) net. During the three months ended September 30, 2005, we earned $263,000 of net interest income, compared to net interest expense of $27,000 during the three months ended September 30, 2004. The increase in net interest income is primarily the result of an increase in cash, cash equivalents, short- and long-term investments resulting from the sale of intellectual property assets, as well as equity investments by RadioShack and Motorola.

			Increase	Percentage change
			from same period	from the same period
	Q3 2005	Q3 2004	in the prior year	in the prior year
Interest income	$286	$34	$252	714.2%

Interest expense	$23	$61	$(38)	(62.3%)

Net interest income (expense)	$263	$(27)	$290	1,074.0%
     Other income (expense) net. Other income (expense), net was $(6,000) for each of the three months ended September 30, 2005 and 2004.
     Income taxes. No provision for income taxes was required for the three months ended September 30, 2005 and 2004. Based on historical operating losses and projections for future taxable income, it is more likely than not that we will not fully realize the benefits the net operating loss carryforwards. We have not, therefore, recorded a tax benefit from our net operating loss carryforwards for either of the three months ended September 30, 2005 or September 30, 2004.
Comparison of Nine months Ended September 30, 2005 and 2004
     Revenue. Revenue generally consists of sales of products, net of returns and allowances. To date, our revenues have come predominantly from power adapters, handheld products, expansion and docking products, and accessories. The following table summarizes the year-over-year comparison of our revenue for the periods indicated (amounts in thousands):

	Nine months
	Ended	Nine months	Increase	Percentage change
	September	Ended September	from same period	from the same period
	30, 2005	30, 2004	in the prior year	in the prior year
High-Power Group	$45,170	$37,476	$7,694	20.5%

itip Division	3,016	—	3,016	—

Connectivity Group	13,703	12,178	1,525	12.5%

Total Revenue	$61,889	$49,654	$12,235	24.6%
     High-Power Group. The increase in High-Power Group revenue is primarily due to continued sales growth of our family of combination AC/DC, AC only and DC only universal power adapters during the nine months ended September 30, 2005. Sales of OEM–specific, high-power products increased by $4.5 million, or 48.6%, to $13.6 million during the nine months ended September 30, 2005, as compared to $9.2 million during the nine months ended September 30, 2004, primarily as a result of increased sales to Dell. Sales of high-power products developed specifically for private-label resellers increased by $630,000, or 4.0%, to $16.5 million during the nine months ended September 30, 2005 as compared to $15.9 million during the nine months ended September 30, 2004. Sales of iGo branded high-power products to retailers and distributors increased by $2.5 million, or 21.4% to $14.5 million during the nine months ended September 30, 2005 as compared to $12.0 million during the nine months ended September 30, 2004.
     itip Division. The itip Division was formed on March 31, 2005. For the nine months ended September 30, 2005, itip Division revenue consists primarily of sales of itip products to various retailers and distributors, as well as sales to end-users through our iGo.com website. Our itip Division strategy is to gain further market penetration into mobile wireless carriers, distributors and retailers through our own sales efforts, as well as those of our sales representatives, RadioShack and Motorola.
     Connectivity Group. The increase in Connectivity Group revenue is primarily attributable to an increase in sales of handheld products of $1.4 million, or 19.1% to $8.9 million during the nine months ended September 30, 2005 as compared to $7.5 million during the nine months ended September 30, 2004. Many customers for these products purchase periodically rather than ratably throughout the year, which may cause revenue of the connectivity group to fluctuate from period to period.
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

	Nine	Nine
	months	months
	Ended	Ended	Increase from same	Percentage change from
	September	September	period in the prior	the same period in the
	30, 2005	30, 2004	year	prior year
Cost of revenue	$42,576	$34,838	$7,738	22.2%
Gross profit	$19,313	$14,816	$4.497	30.4%
Gross margin	31.2%	29.8%	1.4%	4.7%
     The increase in cost of revenue was due primarily to the 24.6% volume increase in revenue, as well as to shifts in customer mix and product mix, partially offset by a decrease in indirect product overhead expenses, as compared to the nine months ended September 30, 2004. Cost of revenue as a percentage of revenue decreased to 68.8% for the nine months ended September 30, 2005 from 70.2% for the nine months ended September 30, 2004, resulting in increased gross margin. Indirect product overhead expenses decreased by $181,000, or 3.4%, to $5.2 million during the nine months ended September 30, 2005 as compared to $5.4 million during the nine months ended September 30, 2004, primarily due to a reduction in inventory write-downs of $569,000. The increase in gross profit and corresponding gross margin is primarily attributable to the shift in product mix and reduced indirect product overhead expenses previously discussed.

     Sales and marketing. Sales and marketing expenses generally consist of salaries, commissions and other personnel-related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. The following table summarizes the year-over-year comparison of our sales and marketing expenses for the periods indicated (amounts in thousands):

Nine
	months	Nine months
	Ended	Ended	Increase	Percentage change
	September	September	from same period	from the same period
	30, 2005	30, 2004	in the prior year	in the prior year
Sales and marketing	$5,819	$4,901	$918	18.7%
     The increase in sales and marketing expenses primarily resulted from costs associated with an increase of approximately six additional sales and marketing personnel during the nine months ended September 30, 2005, and additional marketing costs associated with the rollout of new power adapter products. As a percentage of revenue, sales and marketing expenses decreased to 9.4% for the nine months ended September 30, 2005 from 9.9% for the nine months ended September 30, 2004.
     Research and development. Research and development expenses consist primarily of salaries and personnel-related costs, outside consulting, lab costs and travel-related costs of our product development group. The following table summarizes the year-over-year comparison of our research and development expenses for the periods indicated (amounts in thousands):

Nine
	months	Nine months
	Ended	Ended	Increase	Percentage change
	September	September	from same period	from the same period
	30, 2005	30, 2004	in the prior year	in the prior year
Research and development	$4,727	$3,926	$801	20.4%
     The increase in research and development expenses primarily resulted from costs associated with the addition of 14 engineering personnel, as well as the timing of expenses incurred in connection with the continued development of our family of power products. As a percentage of revenue, research and development expenses decreased to 7.6% for the nine months ended September 30, 2005 from 7.9% for the nine months ended September 30, 2004.
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

Nine
	Nine	months
	months	Ended
	Ended	September	Increase	Percentage change
	September	30, 2004	from same period	from the same period
	30, 2005	(restated)	in the prior year	in the prior year
General and administrative	$10,199	$8,344	$1,855	22.2%
     The increase in general and administrative expenses primarily resulted from an increase in non-cash expenses of $1.0 million related to the amortization of equity compensation and an increase in external legal fees of $341,000 associated with ongoing patent enforcement and other litigation. General and administrative expenses as a percentage of revenue decreased to 16.5% for the nine months ended September 30, 2005 from 16.8% for the nine months ended September 30, 2004.

     Interest income (expense) net. During the nine months ended September 30, 2005, we earned $483,000 of net interest income, compared to net interest expense of $93,000 during the nine months ended September 30, 2004. The increase in net interest income is primarily the result of an increase in cash, cash equivalents, short- and long-term investments resulting from the sale of intellectual property assets, as well as equity investments by RadioShack and Motorola.

	Nine	Nine
	months	months
	Ended	Ended	Increase	Percentage change
	September	September	from same period	from the same period
	30, 2005	30, 2004	in the prior year	in the prior year
Interest income	$553	$100	$453	453.0%

Interest expense	$70	$193	$(123)	(63.7)%

Net interest income (expense)	$483	$(93)	$576	619.5%
     Other income (expense) net. During the nine months ended September 30, 2005, we recorded a gain on the sale of intellectual property assets in the amount of $11.6 million, compared to net other income of $14,000 during the nine months ended September 30, 2004.
     Income taxes. As a result of the $11.6 million gain on the sale of intellectual property assets, we became subject to corporate alternative minimum tax (AMT). As AMT is currently payable, we are not able to utilize net operating losses to offset this AMT liability. Accordingly, for the nine months ended September 30, 2005, we recorded a provision for income tax in the amount of $285,000, which represents our estimate of AMT liability. We have incurred net losses from inception through the three months ended March 31, 2005; therefore, no additional provision for income taxes was required for the nine months ended September 30, 2005 and no provision for income tax was required for the nine months ended September 30, 2004. Based on historical operating losses, we have no assurance that we will fully realize the benefits of the net operating loss carryforwards. We have not, therefore, recorded a tax benefit from our net operating loss carryforwards for either of the nine months ended September 30, 2005 or September 30, 2004.
Operating Outlook
     In the fourth quarter of 2005, we believe that total revenue will be between $23-24 million and that operating expenses will remain relatively consistent with the third quarter of 2005. Fourth quarter margins are expected to be lower than in the third quarter as the result of expected product mix. For these reasons, we expect a net loss of $0.01 to $0.02 per share in the fourth quarter.
     From a long-term perspective, we believe there are a number of major catalysts that will drive future growth and profitability, including:
•	improved economics in our itip Division resulting from improved pricing with RadioShack that will take effect at the beginning of 2006;

•	continued growth in sales of portable computer power products with current and new partners, both domestically and internationally;

•	continued growth in sales of our itip products driven by new products, strategic partnerships, and new direct and indirect distribution partners including wireless carriers, wireless distributors, and retailers;

•	incremental revenue generated from expansion into new power areas such as rechargeable batteries/chargers, including the anticipated introduction of jointly developed power products with Energizer in 2006.
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

Liquidity and Capital Resources
     The following table sets forth, for the periods presented, certain consolidated cash flow information (amounts in thousands):

	Nine months Ended September 30,
	2005	2004
Net cash used in operating activities	$(1,675)	$(611)
Net cash used in investing activities	(10,357)	(458)
Net cash provided by financing activities	11,710	968
Foreign currency exchange impact on cash flow	(59)	8
Net cash provided by (used in) discontinued operations	(127)	10

Decrease in cash and cash equivalents	$(508)	$(83)

Cash and cash equivalents at beginning of period	$12,768	$11,024

Cash and cash equivalents at end of period	$12,260	$10,941

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
•	Net cash used in operating activities. Cash was used in operating activities for the nine months ended September 30, 2005 primarily for growth in inventory. In 2005, we expect to use cash in operating activities as a result of anticipated operating losses and changes in working capital. Our consolidated cash flow operating metrics are as follows:

	September 30,
	2005	2004
Days outstanding in ending accounts receivable (“DSOs”)	86	83
Inventory turns	6	6
The increase in DSOs at September 30, 2005 compared to September 30, 2004, is primarily due to a slow-down in payment by large customers, including RadioShack and Motorola in connection with the ramp-up of various new programs with these customers. We expect DSOs to remain consistent or to improve slightly throughout the remainder of 2005 and into 2006 as we continue to leverage our key OEM, private-label reseller and retail customer relationships. Inventory turns remained consistent at September 30, 2005 compared to September 30, 2004. We expect to continue to manage inventory growth during the remainder of 2005 and into 2006, and we expect inventory turns to remain consistent as we increase sales volumes in the remainder of 2005 and into 2006.

•	Net cash used in investing activities. As a result of funds received during the nine months ended September 30, 2005 in connection with the sale of intellectual property assets and equity investments made by RadioShack and Motorola, we invested $21.0 million in various short-term corporate and government securities. These investments were partially offset by net proceeds of $11.7 million received in connection with our sale of intellectual property assets during the nine months ended September 30, 2005. We also used cash for the purchase of property and equipment. We anticipate future investment in capital equipment, primarily for tooling equipment to be used in the production of new products.

•	Net cash provided by financing activities. Net cash provided by financing activities for the nine months ended September 30, 2005 was primarily from net proceeds from equity investments by RadioShack and Motorola combined with exercises of stock options and warrants and payment of stock subscription receivables. Although we expect to generate cash flows from operations sufficient to support our operations over the long-term, we may issue additional shares of stock in the future to generate cash for growth opportunities.
     As of September 30, 2005, we had approximately $148 million of federal, foreign and state net operating loss carryforwards which expire at various dates. We anticipate that the sale of common stock in our initial public offering coupled with prior sales of common stock will cause an annual limitation on the use of our net operating loss carryforwards pursuant to the change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended. This limitation is expected to have a material effect on the timing of our ability to use the net operating loss carryforward in the future.

Additionally, our ability to use the net operating loss carryforward is dependent upon our level of future profitability, which currently cannot be determined.
     Financing Facilities. In July 2004, we amended our $10.0 million bank line of credit. The line bears interest at prime, interest only payments are due monthly, with final payment of interest and principal due on July 31, 2006. The line of credit is secured by all of our assets and subject to financial covenants, with which we were in compliance as of September 30, 2005. We had no outstanding balance against this line of credit as of September 30, 2005. Under the terms of the line, we can borrow up to 80% of eligible accounts receivable. At September 30, 2005, our net borrowing base capacity was approximately $9.4 million.
     Contractual Obligations. In our day-to-day business activities, we incur certain commitments to make future payments under contracts such as operating leases and purchase orders. Maturities under these contracts are set forth in the following table as of September 30, 2005 (amounts in thousands):

	Payment due by period
	2005	2006	2007	2008	2009	More than 5 years
Operating lease obligations	$203	$739	$707	$375	$—	$—

Inventory Purchase obligations	21,805	—	—	—	—	—

Other long-term obligations	245	228	25	—	—	—

Totals	$22,253	$967	$732	$375	$—	$—

     Off-Balance Sheet Arrangements. We have no off-balance sheet financing arrangements.
     Acquisitions and dispositions. In the past we have made acquisitions of other companies to complement our product offerings and expand our revenue base. In September 2002 we acquired iGo Corporation through one of our wholly owned subsidiaries, iGo Direct Corporation. Certain former officers of iGo Corporation are now seeking potential indemnification claims against iGo Direct Corporation relating to a Securities and Exchange Commission matter involving such individuals (but not involving us) that relates to matters that arose prior to our acquisition of iGo Corporation. We are pursuing coverage under iGo’s directors’ and officers’ liability insurance policy for this potential iGo indemnification matter. In the event this coverage is not received, iGo may be responsible for additional costs and expenses associated with this matter.
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
     In June 2005, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 143-1 (“FSP FAS 143-1”), “Accounting for Electronic Equipment Waste Obligations.” FSP FAS 143-1 addresses the accounting for obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”) adopted by the European Union (“EU”). FSP FAS 143-1 is effective the later of the first reporting period that ends after June 8, 2005 or the date that the first EU member country in which a company has significant operations adopts the law. As of September 30, 2005, no EU-member country in which the Company has significant operations had adopted the law.
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
     See “Liquidity and Capital Resources” for further discussion of our financing facilities and capital structure. Market risk, calculated as the potential change in fair value of our cash and cash equivalents and line of credit resulting from a hypothetical 1.0% (100 basis point) change in interest rates, was not material at September 30, 2005.

ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures — We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings with the Securities and Exchange Commission (the “Commission”) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating our controls and procedures. With the participation of the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2005. In such evaluation, and in light of the restatement (see Note 1 to condensed consolidated financial statements), management identified a material weakness in our internal control over financial reporting related to accounting for costs incurred in connection with business combinations. Specifically, we did not have effective policies and procedures, and lacked effective reviews by personnel at an appropriate level, for accounting for the costs incurred related to business combinations, to ensure that such costs were accounted for in accordance with generally accepted accounting principles. Based on this evaluation, and as a result of the material weakness in our internal control over financial reporting, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2005.
     Changes in Internal Control Over Financial Reporting — There were no changes in our internal control over financial reporting during the quarter ended September 30, 2005 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting. Subsequent to the discovery of the material weakness in our internal control over financial reporting related to accounting for costs incurred in connection with business combinations, however, we have implemented a new procedure as part of our internal control over financial reporting that requires additional management approval for all transactions affecting goodwill, and adds an additional level of management review to evaluate on a quarterly basis the accounting treatment of costs associated with business combinations to determine that such treatment is consistent with the guidance of SFAS No. 141, Business Combinations. We believe this change will be effective in remediating the aforementioned material weakness.

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Holmes Lundt, et al., plaintiffs, and Jason Carnahan, et. al., intervenors, v. Mobility Electronics, Inc., Portsmith, Inc., Charles R. Mollo, Joan W. Brubacher, and Jeffrey R. Harris, pending in the District Court of the Fourth Judicial District of Idaho, Ada County, Case No. CV-0C-0302562D. This lawsuit initially was commenced on April 2, 2003, by Holmes Lundt, former President and CEO of Mobility Idaho, Inc. (formerly Portsmith, Inc.), the Company’s wholly-owned subsidiary, and his wife, but additional plaintiffs were added, and several of the Company’s officers and directors were added as defendants. The claims asserted arise substantially out of the transactions surrounding the Company’s acquisition of Portsmith in February 2002. Among other things, plaintiffs and intervenors disputed that the Company appropriately calculated and paid the earn-out consideration called for by the Portsmith merger agreement. The court issued an order on April 15, 2004 granting the Company’s motion for partial summary judgment on this pricing issue, meaning the court agreed that the Company had properly calculated the pricing of the shares issued by the Company in the Portsmith merger. The court subsequently affirmed this decision on November 18, 2004, pursuant to the plaintiffs’ motion for reconsideration. The Carnahan plaintiffs filed a second amended complaint with the court on December 13, 2004, the Lundt plaintiffs filed a third amended complaint with the court on February 14, 2005, and a new set of plaintiffs, also former stockholders of Portsmith, filed an initial complaint with the court on February 18, 2005 titled Jess Asla, et. al., plaintiffs v. Mobility Electronics, Inc., Charles Mollo and Joan Brubacher in the District Court of the Fourth Judicial District of Idaho, Ada County, which was later amended and served on August 11, 2005. The Asla case was subsequently removed on August 24, 2005 to federal court where it is now pending in the United States District Court for the District of Idaho, Case No. CIV 05-342-S-BLW. All three of these complaints assert claims for breach of contract, breach of an alleged covenant of good faith and fair dealing, unjust enrichment, declaratory judgment, breach of fiduciary duty, constructive trust, conversion, and interference with prospective economic advantage. The Lundt plaintiffs also assert claims for breach of Mr. Lundt’s employment agreement, and wrongful termination of Mr. Lundt. All three complaints seek monetary damages. On March 17, 2005, the Company filed separate motions to dismiss the complaints brought by the Lundt and Carnahan plaintiffs, and on June 14, 2005, the court issued an order denying these motions. On June 24, 2005, the Company filed a second amended counterclaim against both the Lundt and Carnahan plaintiffs, asserting claims for fraud and misrepresentation, unjust enrichment, breach of fiduciary duties, promissory estoppel, conversion, breach of contract, abuse of process, right of offset, declaratory judgment, breach of good faith and fair dealing, interference with prospective economic advantage, violations of Idaho and/or Delaware securities laws, indemnity and civil conspiracy. On July 25, 2005, the Lundt and Carnahan plaintiffs filed a motion to dismiss the counterclaims filed by the Company. On October 7, the court granted the Lundt and Carnahan plaintiffs’ motion to dismiss the Company’s breach of fiduciary duty claims against the plaintiffs other than Lundt, but denied all of the Lundt and Carnahan plaintiffs’ other motions to dismiss. The Company seeks monetary damages in its counterclaim. The Lundt and Carnahan case is currently set for trial in June 2006. A trial date has not yet been set for the Asla case. The Company intends to vigorously defend against the claims as well as pursue its own counterclaims against all plaintiffs.
     On May 7, 2004, the Company filed separate complaints with the International Trade Commission (the “ITC”) in Washington, DC and the United States District Court for the Eastern District of Texas, Case No. 5:04-CV-103, against Formosa Electronic Industries, Inc. (“Formosa”), Micro Innovations Corp. and SPS, Inc. On July 13, 2004, the Company filed an amended complaint with the United States District Court for the Eastern District of Texas to add Sakar International Inc. and Worldwide Marketing Ltd. as parties to the federal district court action. With the exception of Formosa, the Company subsequently reached favorable settlements with each of the other defendants and dismissed them from both the ITC and federal district court actions. In addition, the Company subsequently and voluntarily terminated its ITC action against Formosa and is instead aggressively pursuing all of its claims against Formosa through the federal district court action in the United States District Court for the Eastern District of Texas. The Company’s current fourth amended complaint filed with the court in September 2005, titled Mobility Electronics, Inc. v. Formosa Electronics Industries, Inc., Case No. 504-CV-103 DF, pending in the United States District Court for the Eastern District of Texas, alleges infringement of one or more claims of U.S. Patent Nos. 5,347,211, 6,064,177, 6,643,158, 6,650,560, 6,700,808, 6,755,163, 6,920,056, and 6,937,490 owned by the Company, as well as misappropriation of trade secrets, conversion, violation of the Texas Theft Liability Act, and conspiracy. The Company has also filed an application for preliminary injunction against Formosa. The Company, in its complaint, seeks a permanent injunction against further use of its trade secrets and further infringement of these patents, as well as compensatory and treble damages. Formosa, in January 2005, filed a motion to dismiss. A hearing on Mobility’s application for preliminary injunction was held in August 2005, but the Court has not yet issued a ruling on that motion. A trial has tentatively been scheduled for April 2006. The Company intends to vigorously pursue its claim in this action.
     On August 26, 2004, the Company and iGo Direct Corporation, the Company’s wholly owned subsidiary, filed a complaint against Twin City Fire Insurance Co. in the United States District Court for the District of Nevada, Case No. CV-N-04-0460-HDM-RAM. The complaint alleges several causes of action in connection with Twin City’s refusal to cover, under director and liability insurance policies issued to iGo by Twin City, fees and expenses incurred in connection with the defense of certain former officers of iGo relating to a Securities and Exchange Commission matter that arose prior to the Company’s acquisition of iGo Corporation in September 2002. Twin City filed an answer to this complaint on September 20, 2004. On January 10, 2005, the Company filed a motion for summary judgment seeking an order from the court that, as a matter of law, Twin City breached, and continues to breach, its obligations under the director and liability insurance policies. On July 26, 2005, the court denied the Company and iGo Direct Corporation’s motion for summary judgment, without prejudice. On October 21, 2005, the Company and iGo Direct Corporation again filed a motion for summary judgment seeking an order from the court that, as a matter of law, Twin City breached, and continues to breach, its obligations under the director and liability insurance policies. The Company and iGo Direct Corporation will continue to vigorously pursue their claims in this action.
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