Form 10-K
period 2005-12-31
MOBILITY ELECTRONICS INC
filed 2006-03-08
CIK 1075656

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2005) was approximately $246 million. Shares of voting stock held by each officer and director and by each person who owns 10% or more of the registrant’s outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant does not have any outstanding shares of non-voting common equity.
There were 30,983,080 shares of the registrant’s common stock issued and outstanding as of March 2, 2006.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 24, 2006 are incorporated by reference into Part II and Part III of this Form 10-K.

MOBILITY ELECTRONICS, INC.
FORM 10-K

DISCLOSURE CONCERNING FORWARD-LOOKING STATEMENTS
     Certain statements contained in this report constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “expect,” “anticipate” and other similar statements of expectations identify forward-looking statements. Forward-looking statements in this report include expectations regarding our anticipated revenue, gross margin, and related expenses for 2006; anticipated continued growth in sales of our power products for both high- and low-power mobile electronic devices and improved economics in our low-power business; expectations regarding the penetration of our power products in both the domestic and international wireless carrier and distributor markets, as well as the “in-box” original equipment manufacturer market for low-power mobile electronic devices; projected incremental revenue from our expansion into new power areas such as rechargeable batteries and chargers; the expected availability of cash and liquidity; expectations of industry trends; beliefs relating to our distribution capabilities and brand identity; expectations regarding the success of new product introductions; the anticipated strength, and ability to protect, our intellectual property portfolio; and our expectations regarding the outcome and anticipated impact of various legal proceedings in which we are involved. These forward-looking statements are based largely on management’s expectations and involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include those discussed herein under the heading “Risk Factors” and those set forth in other reports that we file with the Securities and Exchange Commission. Additional factors that could cause actual results to differ materially from those expressed in these forward-looking statements include, among others, the following:
•	the loss of, and failure to replace, any significant customers;

•	the inability to timely and successfully complete product development efforts and introduce new products, including internal development projects and those being pursued with strategic partners;

•	the inability to create broad consumer awareness and acceptance of our technology and products;

•	the timing and success of competitive product development efforts, new product introductions and pricing;

•	the timing of substantial customer orders;

•	the lack of available qualified personnel;

•	the inability to expand and protect our intellectual property;

•	the inability to successfully resolve pending and unanticipated legal matters;

•	the lack of available qualified suppliers and subcontractors and/or their inability to meet our specification, performance, and quality requirements; and

•	market demand and industry and general economic or business conditions.
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
     We have created a broad base of branded and private-label products that focus on providing power, enhancing handheld and converged mobile devices and expanding peripheral computer interface (PCI) capabilities. We primarily sell our products through original equipment manufacturers, or OEMs, such as Lenovo (formerly IBM), Dell Inc., and Symbol Technologies, Inc; private-label resellers such as Targus Group International and Monster Cable Products, Inc.; resellers such as Ingram Micro Inc.; retailers such as RadioShack Corporation; and directly to end users through our iGo® brand website, www.igo.com.
     Our power products, marketed either under a private-label or our iGo brand, include our range of AC, DC and combination AC/DC universal power adapters. Our combination AC/DC power adapters allow users to charge a variety of their electronic devices from AC power sources located in a home, office or hotel room as well as DC power sources located in automobiles, planes and trains. Each of these adapters utilizes our patented intelligent tip technology, which allows the use of a single power adapter with interchangeable tips to charge a variety of mobile electronic devices, including portable computers, mobile phones, MP3 players, smartphones, PDAs, portable gaming consoles and other handheld devices. When our power adapters are combined with a multiple output connector accessory, such as iGo DualPower®, the user can also simultaneously charge multiple mobile electronic devices.
     Our other key product categories are connectivity, and expansion and docking products. Our connectivity products consist of charging cradles for handheld and converged mobile devices that allow users to have a direct connection to a network environment. Our expansion and docking products include devices designed to increase the storage capacity and computing capability of portable, desktop or server computers.
     We believe our competitive advantages include our extensive intellectual property portfolio, the innovative designs and multi-function capabilities of our products, and our broad OEM, private-label reseller and distribution relationships. For example, our family of power products is gaining wide market acceptance and represented a significant component of our revenue growth since 2003. We intend to continue developing and marketing innovative products and solutions for the mobile electronic device user.
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
Our Industry
     Over the past two decades, technological advancements in the electronics industry have greatly expanded mobile device capabilities. Mobile electronic devices, many of which can be used for both business and personal purposes, include portable computers, mobile phones, smartphones, PDAs, handheld devices, digital cameras, camcorders, portable DVD players, MP3 players, and portable game consoles. The popularity of these devices is benefiting from reductions in size, weight and cost and improvements in functionality, storage capacity and reliability. In addition, advances in wireless connectivity technologies, such as Bluetooth® wireless technology and Wi-Fi, have enabled remote access to data networks and the Internet.
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
     Market for Our Products. Our products support mobile electronic devices in several market categories.
•	Portable Computer Market. According to IDC, the worldwide market for portable computers is expected to grow at a compounded annual growth rate, or CAGR, of about 17% from approximately 65 million units in 2005 to about 121 million units in 2009. The U.S. market is expected to grow at a CAGR of about 19% from approximately 22 million units in 2005 to about 44 million units in 2009.

•	Low Power Mobile Electronic Devices. According to IDC, the worldwide market for low power mobile electronic devices, which includes mobile phones, converged mobile devices, portable digital assistants, or PDAs, portable compressed audio, digital cameras, camcorders, portable game consoles and portable DVD players, is expected to grow at a CAGR of about 5.8% from approximately 1.1 billion units in 2005 to about 1.3 billion units in 2009. The U.S. market is expected to grow at a CAGR of about 3.4% from approximately 237.7 million units in 2005 to about 271.3 million units in 2009.

•	Handheld and Converged Mobile Device Market. According to IDC, the worldwide market for handheld and converged mobile devices, which includes smartphones, PDAs, and other handheld devices with telephony and data capabilities, is expected to grow at a CAGR of about 30.5% from approximately 64.8 million units in 2005 to about 188.2 million units in 2009. The U.S. market for handheld and converged mobile devices is expected to grow at a CAGR of about 38.1% from approximately 7.3 million units in 2005 to about 26.4 million units in 2008.
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
•	Power. Mobile electronic device users, by definition, largely require the use of their devices while away from their home or office. Many mobile electronic devices offer designs and form factors that support portability and travel comfort; however, these mobile devices have limited battery life, which results in the need to frequently connect to a power source to operate the device or recharge the battery. A number of factors limit the efficient use and charging of these devices:
	-	Most power adapters are compatible with either AC-only power sources located in places such as a home, office or hotel room, or DC-only power sources such as those located in automobiles, planes, and trains;

	-	The majority of power adapters are model-specific requiring a mobile user to carry a dedicated power adapter for each device;

	-	Mobile electronic devices are generally packaged with only one power adapter, forcing many users to purchase additional power adapters for convenience and ease of use; and

	-	Mobile electronic device users tend to carry multiple devices and at times only one power source is available, such as an automobile’s cigarette lighter, limiting a user’s ability to recharge multiple devices.
Mobile electronic device users, who usually have limited available space in their briefcase or luggage, desire solutions that make their mobile experience more convenient. We believe this creates the need for universal power adapters that have the ability to simultaneously charge multiple mobile electronic devices.

•	Handheld Connectivity. Handheld and converged mobile devices continue to face challenges with respect to their ability to interface directly with a network and across various software operating systems. Traditional connectivity devices, known as cradles, offer limited options to communicate with networks, computer peripherals and display devices without the presence of a portable or desktop computer. We believe the need exists for solutions to address the connectivity problems associated with handheld and converged mobile devices.

•	Expansion and Docking. PCI slots are commonly used to expand and extend computing capabilities. Computer manufacturers only provide a limited number of PCI slots in their products, limiting the space available to add additional PCI cards. In addition to expanding PCI slots, portable computer users also often wish to connect to external devices when using their portable computers in a fixed setting. We believe this provides an opportunity for solutions that conveniently and efficiently expand the availability of PCI slots and provide a one-step procedure to connect external devices to portable computers.
Our Solutions
     We focus on providing a broad range of solutions that satisfy the overall needs of the mobile electronic device user. Our power, handheld connectivity and expansion and docking solutions each address particular challenges as follows:
     Power. Our innovative power solutions eliminate the need for mobile electronic device users to carry multiple power adapters to operate and charge their devices. Our AC/DC combination power adapters work with any available power source, including the AC wall outlet in a home, office or hotel room, or the DC cigarette lighter plug in an automobile, airplane, or train. Our patented intelligent tip technology allows a user to carry a few lightweight interchangeable tips in combination with a single adapter to charge a variety of devices, including a substantial portion of the portable computers, mobile phones, smartphones, PDAs, and other mobile electronic devices currently in the market. Further, device users can simultaneously charge multiple devices by using a single adapter and our appropriate intelligent tips with our optional iGo DualPower accessory.
     Handheld Connectivity. Our connectivity products consist of cradles for handheld and converged mobile devices that provide connectivity to a network without the need for a computer and are particularly beneficial where handheld and converged mobile devices are the user’s primary computing device. Uses include inventory management, logistics and pharmaceutical field trials. We believe that our connectivity products effectively fill gaps in the offering of the leading handheld and converged mobile device OEMs.
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
     Continue To Develop Innovative Products. We have a history of designing and developing highly differentiated products to serve the needs and enhance the experience of mobile electronic device users. We intend to continue to develop and market a broad range of highly differentiated products, like our family of power adapters, that address additional markets in which we choose to compete. We also intend to protect our intellectual property position in these markets by aggressively filing for additional patents on an ongoing basis and, as necessary, pursuing infringers of our intellectual property.
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
     Leverage Our Strategic Relationships. During 2004 and 2005, we entered into strategic relationships with RadioShack, Motorola, Targus, Energizer and Monster Cable to private-label and distribute our existing products and, in some instances, co-develop next generation products. We expect that these relationships will significantly increase the availability and exposure of our products, particularly among large national and international retailers and wireless carriers.
     Expand Our OEM Relationships. We have relationships with original equipment manufacturers, or OEMs, such as Lenovo (formerly IBM), Dell, and Symbol, where we provide branded and private-label products for a broad range of end-market applications. We intend to continue to expand and strengthen our relationships by designing and manufacturing high quality products to meet the exacting specifications required by our OEM customers.
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

     Power. We offer a range of universal AC, DC and combination AC/DC power adapters that are designed for use with portable computers, as well as a variety of other low power mobile electronic devices, including mobile phones, smartphones, PDAs, digital cameras, camcorders, MP3 players, and portable game consoles.
•	Power Products for High-Power Mobile Electronic Devices. Since inception, we have sold a variety of power products designed for use with portable computers. In early 2003, we introduced our first combination AC/DC universal power adapter, commonly referred to as Juice®, which is designed to power portable computers and works with any available power source, including the AC wall outlet in a home, office or hotel room, or the DC cigarette lighter plug in an automobile, airplane or train. In addition, we offer a range of DC-only power adapters, more commonly known as auto/air adapters, and a range of AC-only power adapters. This family of portable computer power adapters utilizes our patented intelligent and interchangeable tip technology which allows a single power adapter to plug into a substantial portion of the portable computers in the market. When our portable computer power adapters are combined with our optional iGo DualPower accessory, the user can simultaneously charge multiple mobile electronic devices, including mobile phones, smartphones, PDAs, digital cameras, camcorders, MP3 players, and portable game consoles, eliminating the need to carry multiple charging adapters. Sales of our portable computer power products represented approximately 63%, 63%, and 55% of our total revenue for the years ended December 31, 2005, 2004 and 2003, respectively.

•	Power Products for Low-Power Mobile Electronic Devices. During 2004, we introduced our first power adapters designed for use with mobile electronic products with power requirements lower than portable computers, such as mobile phones, smartphones, PDAs, digital cameras, camcorders, MP3 players, and portable game consoles. These products include a range of DC cigarette lighter adapters, mobile AC adapters, and combination AC/DC adapters. This family of power adapters also utilizes our patented intelligent and interchangeable tip technology which allows a single power adapter to plug into a substantial portion of mobile electronic devices other than portable computers. When combined with our optional iGo DualPower accessory, the user of these power adapters can simultaneously charge multiple mobile electronic devices. Sales of these power adapters represented approximately 12% and 7% of our total revenue for the years ended December 31, 2005 and 2004, respectively.
     Handheld Connectivity. We produce innovative cradles for handheld and converged mobile devices that provide a charging station and direct network connectivity eliminating the need for first connecting to a desktop or portable computer. These cradles enable the use of handheld and converged mobile devices in applications such as inventory management, logistics and pharmaceutical field trials. Sales of handheld connectivity products represented approximately 14%, 15%, and 19% of our total revenue for the years ended December 31, 2005, 2004, and 2003, respectively.
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
     Our family of PCI expansion products also provides users of PCI-based systems the portability, flexibility and performance needed for high-end computing applications. We provide these products to a range of industries, including audio/video editing, test and measurement, industrial automation, broadcast, telephony and others that can now have scalable systems that could not previously be used in mobile settings because of system limitations. Sales of expansion and docking products represented approximately 8%, 10%, and 13% of our total revenue for the years ended December 31, 2005, 2004 and 2003, respectively.
     Accessories. In addition to our other products, we market a number of mobile device accessories such as monitor stands, mobile phone accessories and portable computer stands. Sales of accessories and other products represented approximately 3%, 5%, and 10% of our total revenue for the years ended December 31, 2005, 2004 and 2003, respectively.
Sales and Marketing
     We market and sell our products on a worldwide basis to OEMs, private-label resellers, distributors, resellers, retailers and direct to end users through our iGo website. Our OEM and private-label reseller sales organization is primarily aligned along our core product lines: power, connectivity and expansion and docking. In addition, our distribution channel sales team focuses on selling our iGo branded products throughout North America, Europe and Asia Pacific.
     Our total global revenue consisted of the following regional results: North American sales of $73.1 million, or 86% of our consolidated revenue; European sales of $6.0 million, or 7% of our consolidated revenue; and Asia Pacific sales of $6.4 million, or 7% of our consolidated revenue. For additional information regarding revenue, operating results and assets by business segment, see Note 17 to the Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K.
     We implement a variety of marketing activities to market our family of products. Such activities include participation in major trade shows, key OEM and distribution catalogs, distribution promotions, reseller and information technology manager advertising, on-line advertising and banner ads, direct mail and bundle advertisements with OEMs and distribution channel partners. In addition, we pursue a public relations program to educate the market regarding our products.
Customers
     We sell to OEMs, private-label resellers, distributors, resellers, retailers and directly to end users through our iGo website. Our customers include:

OEM/Private Label Resellers	Retailers / Distributors
Dell	Brookstone

Lenovo	Ingram Micro

Motorola	Intertan

Symbol	RadioShack

Targus
     As a group, the OEMs / Private Label Resellers and Retailers / Distributors listed in the table above accounted for 58% and 23%, respectively, of revenue for the year ended December 31, 2005, compared to 53% and 23% for the year ended December 31, 2004. Our distributors sell a wide range of our products to value-added resellers, system integrators, cataloguers, major retail outlets and certain OEM fulfillment outlets worldwide.
     We have entered into strategic relationships with RadioShack, Motorola, Targus, Energizer and Monster Cable to private-label our existing products and co-develop next generation products. We expect that these relationships will increase the availability and exposure of our products, particularly among large national and international electronics and office products retailers and wireless carriers.
     Targus, which is a private-label reseller of accessories for mobile electronic devices, accounted for 27% of our revenue for the year ended December 31, 2005. RadioShack, a retailer of consumer electronic devices, accounted for 18% of our revenue for the year ended December 31, 2005. Dell, which is an OEM of mobile computers and other mobile electronic devices, accounted for 13% of our revenue for the year ended December 31, 2005. The loss of any one or more of these customers would likely have a material adverse effect on our business. No other customer accounted for greater than 10% of sales for the year ended December 31, 2005.
     For our private-label reseller, distribution, and retail customers, we build product and maintain inventory at various third-party warehouses that are under our control until these customers place, and we fulfill, purchase orders for this product. For OEM customers, we build product and maintain inventory at various third-party warehouses controlled by our OEM customers. We retain ownership of this inventory until our OEM customers withdraw these products from our inventory for sale to their customers.
     As is generally the practice in our industry, a portion of our sales to distributors and retailers is generally under terms that provide for stock balancing return privileges and price protection. Accordingly, we make a provision for estimated sales returns and other allowances related to those sales. Returns, which are netted against our reported revenue, were approximately 1% of revenue for the year ended December 31, 2005 and 2% for the year ended December 31, 2004. Also, as is generally the practice in our industry, our OEM and private-label reseller customers only have return rights in the event that our product is defective. Accordingly, we make a provision for estimated defective product warranty claims for these customers. Defective product warranty claims were less than 1% for the years ended December 31, 2005 and 2004.

Backlog
     Our backlog at February 22, 2006 was approximately $9.8 million, compared with backlog of approximately $4.6 million at February 24, 2005. Backlog includes orders confirmed with a purchase order for products scheduled to be shipped within 90 days to customers with approved credit status. Because of the generally short cycle between order and shipment and occasional customer changes in delivery schedules or cancellation of orders (which are made without significant penalty), we do not believe that our backlog, as of any particular date, is necessarily indicative of actual net sales for any future period.
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
     As of December 31, 2005, our research and development group consisted of 51 people who are responsible for hardware and software design, test and quality assurance. Electrical design services are provided to us by several of our outsource partners under the supervision of our in-house research and development group. Amounts spent on research and development for the years ended December 31, 2005, 2004 and 2003 were $6.6 million, $4.9 million, and $4.3 million, respectively.
Manufacturing and Logistics
     In order to manufacture our products cost-effectively, we have implemented a strategy to outsource substantially all of the manufacturing services for our products. Our internal activities are focused on design, low-volume manufacturing and quality testing and our outsourced manufacturing providers are focused on high-volume manufacturing and logistics.
     We currently have relationships for the manufacture of our family of universal power products with Hipro Electronics Co., Ltd., Tandy RadioShack Ltd., Phihong Technology Co., Ltd., SPS, Inc., Lite-On Technology Corporation, Ever Win International Corp., and Jeckson Electric Co. Ltd. Hipro, Phihong and Lite-On are based in Taiwan, Tandy RadioShack is based in China, SPS is based in South Korea, Ever Win is based in California, and Jeckson is based in Hong Kong. In addition to providing manufacturing services, a number of these companies also provide us with some level of design and development services. We also have a relationship with Western Electronics in Boise, Idaho for the manufacture of our handheld connectivity products. In contrast, we focus our internal manufacturing activity on our expansion products, which are low-volume products that require custom engineering support.
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
     The majority of our OEM and private-label products are shipped by our outsource manufacturers to our OEM and private-label reseller customers or their fulfillment hubs. We employ the services of an outsource logistics company to efficiently manage the packaging and shipment of our iGo branded products to our various distribution channels.
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
     Although we believe that our products compete favorably with respect to such factors, there can be no assurance that we can maintain our competitive position against current or potential competitors, especially those with greater financial, marketing, service, support, technical or other competitive resources. However, we believe that our innovative products, coupled with our strategic relationships with key OEMs, private-label resellers, distributors, resellers and retailers provide us with a competitive advantage in the marketplace.

     Our power products primarily compete with products offered by low-cost manufacturers of model-specific adapters and specialized third party mobile computing accessory companies, including American Power Conversion, Belkin, Comarco, Lind, and RRC Power Solutions. In addition, we compete with the internal design efforts of our OEM and non-OEM customers. Our handheld connectivity products generally compete with products offered by specialized third party accessory companies. Our expansion products primarily compete with products offered by SBS Technologies.
Proprietary Rights
     We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyrights, trademarks, and trade secret laws. We have a program to file applications for and obtain patents, copyrights, and trademarks in the United States and in selected foreign countries where we believe filing for such protection is appropriate. We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements. As of February 24, 2006, we held 42 patents in the United States and 80 patents internationally and had a total of 94 patents pending. There can be no assurance, however, that the rights we have obtained can be successfully enforced against infringing products in every jurisdiction. Although we believe the protection afforded by our patents, copyrights, trademarks, and trade secrets has value, the rapidly changing technology in our industry and uncertainties in the legal process make our future success dependent primarily on the innovative skills, technological expertise, and management abilities of our employees rather than on the protection afforded by patent, copyright, trademark, and trade secret laws.
     Some of our products are also designed to include software or other intellectual property licensed from third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products, we believe, based upon past experience and standard industry practice, that such licenses generally could be obtained on commercially reasonable terms. Nonetheless, there can be no assurance that the necessary licenses would be available on acceptable terms, if at all. Our inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could have a material adverse effect on our business, operating results, and financial condition. Moreover, inclusion in our products of software or other intellectual property licensed from third parties on a nonexclusive basis can limit our ability to protect our proprietary rights in our products.
     There can be no assurance that our patents and other proprietary rights will not be challenged, invalidated, or circumvented; that others will not assert intellectual property rights to technologies that are relevant to us; or that our rights will give us a competitive advantage. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as the laws of the United States.
Employees
     As of December 31, 2005, we had 156 full-time employees, 148 who are located in the United States, seven located in Asia and one who is located in Europe, including 38 employed in operations, 49 in engineering, 39 in sales and marketing and 30 in administration. We engage temporary employees from time to time to augment our full time employees, generally in operations. None of our employees are covered by a collective bargaining agreement. We believe we have good relationships with our employees.
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

Item 1A. Risk Factors
     This section highlights specific risks that could affect us and our business. You should carefully consider each of the following risks and all of the other information set forth in this Annual Report on Form 10-K. Based on the information currently known to us, we believe that the following information identifies the most significant risk factors affecting us. However, the risks and uncertainties that we face are not limited to those described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.
     If any of the following risks and uncertainties develops into actual events or the circumstances described in the risks and uncertainties occur, these events or circumstances could have a material adverse effect on our business, financial condition or results of operations. These events could also have a negative effect on the trading price of our securities.
Risks Related To Our Business
     If our revenue is not sufficient to absorb our expenses, we will not be profitable in the future.
     We have experienced significant operating losses since inception and, as of December 31, 2005, have an accumulated deficit of $101.7 million. We intend to make expenditures on an ongoing basis to support our operations, primarily from cash generated from operations and possibly, if available, from lines of credit, as we develop and introduce new products and expand into new markets. If we do not achieve revenue growth sufficient to absorb our planned expenses, we will experience additional losses in future periods. In addition, there can be no assurance that we will achieve or sustain profitability.
     Our future success is dependent on market acceptance of our power products. If acceptance of these products does not continue to grow, we will not be able to increase or sustain our revenue, and our business will be severely harmed. If we do not achieve widespread market acceptance of our power products and technology, we may not maintain our existing revenue or achieve anticipated revenue. For example, we currently derive a material portion of our revenue from the sale of our power adapter products. These universal power adapters represent a relatively new product category in the mobile electronics industry. We anticipate that a material portion of our revenue in the foreseeable future will be derived from our family of universal power products and similar power products in this relatively new market category that we are currently developing or plan to develop. We can give no assurance that this market category will develop sufficiently to cover our expenses and costs or that we will be able to develop similar power products. Moreover, our power products may not achieve widespread market acceptance if:
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
     Our operating results have fluctuated in the past, and may continue to fluctuate in the future. It is likely that in some future quarter or quarters our operating results will be below the expectations of securities analysts and investors. If this happens, the market price for our common stock may decline significantly. The factors that may cause our operating results to fall short of expectations include:
•	the timing of our new product and technology introductions and product enhancements relative to our competitors or changes in our or our competitors’ pricing policies;

•	market acceptance of our power, handheld connectivity, and expansion and docking products;

•	the size and timing of customer orders;

•	our ability to effectively manage inventory levels;

•	delay or failure to fulfill orders for our products on a timely basis;

•	distribution of or changes in our revenue among OEMs, private-label resellers and distribution partners;

•	our inability to accurately forecast our contract manufacturing needs;

•	difficulties with new product production implementation or supply chain;

•	our suppliers’ ability to perform under their contracts with us;

•	product defects and other product quality problems which may result from the development of new products;

•	the degree and rate of growth of the markets in which we compete and the accompanying demand for our products;

•	our ability to expand our internal and external sales forces and build the required infrastructure to meet anticipated growth; and

•	seasonality of sales.
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
     We depend on large purchases from a small number of significant customers, and any loss, cancellation or delay in purchases by these customers could cause a shortfall in revenue, excess inventory and inventory holding or obsolescence charges.
     We have historically derived a substantial portion of our revenue from a relatively small number of customers. Our five largest customers comprised 74% of our revenue for the year ended December 31, 2005. These customers typically do not have minimum purchase requirements and can stop purchasing our products at any time or with very short notice. In addition, most customer agreements are short term and non-exclusive and provide for purchases on a purchase order basis. We expect that a small number of customers will continue to represent a substantial percentage of our sales.
     For example, Targus accounted for 27% of our revenue and RadioShack accounted for 18% of our revenue for the year ended December 31, 2005. In the event Targus, RadioShack or any of our other major customers reduce, delay or cancel orders with us, and we are not able to sell our products to new customers at comparable levels, our revenue could decline significantly and could result in excess inventory and inventory holding or obsolescence charges. In addition, any difficulty in collecting amounts due from one or more key customers would negatively impact our result of operations.
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
     We have entered into relationships with various customers to sell our power products on a private-label basis. Our relationships with strategic private-label resellers are critical to our success and the failure of these private-label resellers to purchase, and successfully market and distribute our products will limit our success and the market acceptance of our relatively new family of universal power adapters. For example, during 2004, one of our former private-label reseller partners decided to distribute products manufactured by a competitor in addition to our family of power products. This private-label reseller subsequently discontinued its sales of our family of power products. In the event other private-label resellers discontinue the sale of our power products or are unsuccessful in marketing and distributing our products, our revenue will suffer which could have a negative impact on the price of our common stock.
     In addition, under the terms of our agreement with Targus, our direct access to certain U.S. markets has been limited for the sale of our power products for use with high-power mobile electronic devices, and the agreement also provides that we may not enter into any more than two broad-based, private-label distribution agreements. Accordingly, our success will depend in part upon Targus’ ability and willingness to effectively and widely distribute and market our products. For example, because the Targus distribution chain includes large retailers such as Best Buy, we are limited in our ability to distribute our high-power products to retailers such as this directly. If Targus does not purchase the volume of products that we anticipate, our results of operations will suffer.
     Success of our relationship with private-label resellers, such as Targus, will also depend in part upon their success in marketing and selling our products on a private-label basis outside of the United States. The international sales by our private-label resellers are subject to a number of risks that could limit sales of our products. These risks include:
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
     Most of our products are produced under contract manufacturing arrangements with several manufacturers in China, Taiwan, South Korea and the United States. Our reliance on third party manufacturers exposes us to risks, which are not in our control, and our revenue could be negatively impacted. Any termination of or significant disruption in our relationship with our manufacturers may prevent us from filling customer orders in a timely manner, as we generally do not maintain large inventories of our products, and will negatively impact our revenue.
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

     We have committed, for example, to manufacture various high-power adapter products, such as our Juice product, with Hipro Electronics Company, Ltd., subject to our cost, delivery, quality other requirements. In addition, Hipro manufactures our products on a purchase order basis and does not dedicate manufacturing capacity to us. Any disruption in our relationship with Hipro and/or the inability of Hipro to meet our manufacturing needs for our Juice or other high-power adapter products could harm our business. In order to replace Hipro we would have to identify and qualify an alternative supplier. This process could take several months to complete and would significantly impair our ability to fulfill customer orders. Similarly, we may encounter these same issues with respect to other products manufactured for us by Tandy RadioShack, Phihong and others.
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
     We rely on contract fulfillment providers to warehouse our iGo branded finished goods inventory and to ship our iGo branded products to our customers. We do not have long-term contracts with our fulfillment providers. Any termination of or significant disruption in our relationship with our fulfillment providers may prevent customer orders from being fulfilled in a timely manner, as it would require that we relocate our finished goods inventory to another warehouse facility and arrange for shipment of products to our customers.
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
     Our success depends on our ability to manage growth effectively. If we do not effectively manage this growth, we may not be able to operate efficiently or maintain the quality of our products. Either outcome could materially and adversely affect our operating results. As we continue to develop new products and bring them to market, we will be required to manage multiple projects, including the design and development of products and their transition to high volume manufacturing. This will place a significant strain on our operational, financial and managerial resources and personnel, our management information systems, and our operational and financial controls. To effectively manage our growth we must:
•	increase research and development resources;

•	install and implement adequate controls and management information systems in an effective, efficient and timely manner;

•	increase the managerial skills of our supervisors;

•	maintain and strengthen our relationships with our contract manufacturers and fulfillment providers; and

•	more effectively manage our supply chain.
     Our inventory management is complex and failure to properly manage inventory growth may result in excess or obsolete inventory, the write-down of which may negatively affect our operating results.
     Our inventory management is complex as we are required to balance the need to maintain strategic inventory levels to ensure competitive lead times against the risk of inventory overstock and obsolescence because of rapidly changing technology and customer requirements. In addition, the need to carefully manage our inventory is likely to increase as we expect to acquire additional customers who will likely require us to maintain certain minimum levels of inventory on their behalf, as well as provide them with inventory return privileges. Our customers may also increase orders during periods of product shortages, cancel orders if their inventory is too high, or delay orders in anticipation of new products. They may adjust their orders in response to the supply of our products and the products of our competitors that are available to them and in response to seasonal fluctuations in end-user demand. If we ultimately determine that we have excess or obsolete inventory, we may have to reduce our prices and write-down inventory, which in turn could result in reduced operating results.
     We have experienced returns of our products, which could in the future harm our reputation and negatively impact our operating results.
     In the past, some of our customers have returned products to us because the product did not meet their expectations, specifications and requirements. These returns were 1% of revenue for the year ended December 31, 2005 and 2% of revenue for the year ended December 31, 2004. It is likely that we will experience some level of returns in the future and, as our business grows, this level may be more difficult to estimate. A portion of our sales to distributors is generally under terms that provide for certain stock balancing privileges. Under the stock balancing programs, some distributors are permitted to return up to 15% of their prior quarter’s purchases, provided that they place a new order for equal or greater dollar value of the amount returned. We have not historically experienced significant stock balance returns.
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
     Our success also depends to a significant degree upon the continued contributions of our key executives, management, engineering, sales and marketing, finance and manufacturing personnel, many of whom would be difficult to replace. We do not maintain key person life insurance on any of our executive officers. The loss of the services of any of our key personnel, the inability to identify, attract or retain qualified personnel in the future or delays in hiring required personnel could make it difficult for us to manage our business and meet key objectives, such as timely product introductions.
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
     Our common stock is currently traded on the Nasdaq National Market. We have in the past experienced, and may in the future experience, limited daily trading volume. The trading price of our common stock has been and may continue to be volatile. The market for technology companies, in particular, has at various times experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may significantly affect the trading price of our common stock, regardless of our actual operating performance. The trading price of our common stock could be affected by a number of factors, including, but not limited to, changes in expectations of our future performance, changes in estimates by securities analysts (or failure to meet such estimates), quarterly fluctuations in our sales and financial results and a variety of risk factors, including the ones described elsewhere in this report. Periods of volatility in the market price of a company’s securities sometimes result in securities class action litigation. In 2004, for example, we incurred significant expenses as a result of a securities class action lawsuit that was filed against us. This lawsuit has since been dismissed, but other similar lawsuits could be filed against us in the future and, regardless of the merit of these claims, such lawsuits can be time-consuming, costly and divert management’s attention. In addition, if we needed to raise equity funds under adverse conditions, it would be difficult to sell a significant amount of our stock without causing a significant decline in the trading price of our stock.
     Our stock price may decline if additional shares are sold in the market.
     As of March 2, 2006, we had 30,983,080 shares of common stock outstanding. All of our outstanding shares are currently available for sale in the public market, some of which are subject to volume and other limitations under the securities laws. Future sales of substantial amounts of shares of our common stock by our existing stockholders in the public market, or the perception that these sales could occur, may cause the market price of our common stock to decline. We may be required to issue additional shares upon exercise of previously granted options and warrants that are currently outstanding.
     As of March 2, 2006, we had 1,114,944 shares of common stock issuable upon exercise of stock options under our long-term incentive plans, of which 1,008,652 options were exercisable as of March 2, 2006; as of March 2, 2006, we had 894,462 shares of common stock issuable upon the vesting of restricted stock units under our long term incentive plans; 115,527 shares were available for future issuance under our 1996 stock option plan, 1,466,065 shares were available for future issuance under our Mobility Electronics, Inc. Omnibus Long-Term Incentive Plan, and 247,234 shares were available for future issuance under our Mobility Electronics, Inc. Non-Employee Director Long-Term Incentive Plan; 1,773,037 shares of common stock were available for purchase under our Employee Stock Purchase Plan; and we had warrants outstanding to purchase 2,427,422 shares of common stock, of which 46,470 were exercisable as of March 2, 2006. Increased sales of our common stock in the market after exercise of currently outstanding options could exert significant downward pressure on our stock price. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price we deem appropriate.
     Our executive officers, directors and principal stockholders have substantial influence over us.
     As of March 2, 2006, our executive officers, directors and principal stockholders owning greater than 5% of our outstanding common stock together beneficially owned approximately 49% of the outstanding shares of common stock. As a result, these stockholders, acting together, may be able to exercise substantial influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may also have the effect of delaying or preventing a change in our control that may be viewed as beneficial by the other stockholders.
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
     Some provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us even if a change of control would be beneficial to our stockholders. These provisions include:
•	authorizing the issuance of preferred stock, with rights senior to those of the common stockholders, without common stockholder approval;

•	prohibiting cumulative voting in the election of directors;

•	a staggered board of directors, so that no more than two of our six directors are elected each year; and

•	limiting the persons who may call special meetings of stockholders.
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
Item 1B. Unresolved Staff Comments
     We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2005 fiscal year that remained unresolved.
Item 2. Properties
     Our corporate offices are located in Scottsdale, Arizona. This facility consists of approximately 25,000 square feet of leased space pursuant to a lease for which the current term expires on September 30, 2008. Additionally, we lease offices in San Diego, California, Taipei, Taiwan, Dong Guan, China and Singapore. Each of these offices supports our selling, research and development, and general administrative activities. Our San Diego facility is also utilized for light assembly of computer peripheral products. Our warehouse and product fulfillment operations are conducted at various third-party locations in throughout the world. We believe our facilities are suitable and adequate for our current business activities for the remainder of the lease terms.
Item 3. Legal Proceedings
     On February 15, 2006, without admitting any liability, and in order to avoid the risk, cost and burden of further litigation, the Company entered into a compromise settlement agreement and release regarding the litigation entitled Holmes Lundt, et al. vs. Mobility Electronics, Inc., et al. and Jason Carnahan, et al. vs. Mobility Electronics, Inc., et al., filed in the District Court of the Fourth Judicial District of the State of Idaho, in and for the County of Ada, Case No. CV OC 0302562D, and Jess Asla, et al. vs. Mobility Electronics, Inc., et al., filed in the United States District Court for the District of Idaho, Case No. CV-050342-S-BLW. This litigation initially was commenced on April 2, 2003, by Holmes Lundt, former President and CEO of Mobility Idaho, Inc. (formerly Portsmith, Inc.), the Company’s wholly-owned subsidiary, and his wife. Subsequently, additional plaintiffs were added to the Lundt complaint, the Carnahan complaint was filed and later joined with the Lundt complaint, the Asla complaint was filed, and several of the Company’s officers and directors were added as defendants. The claims asserted in this litigation arose substantially out of the transactions surrounding the Company’s acquisition of Portsmith in February 2002 and the plaintiffs were seeking monetary damages. Among other things, the plaintiffs disputed that the Company appropriately calculated and paid the earn-out consideration called for by the Portsmith merger agreement. In addition, the plaintiffs asserted claims for breach of contract, breach of an alleged covenant of good faith and fair dealing, unjust enrichment, declaratory judgment, breach of fiduciary duty, constructive trust, conversion, and interference with prospective economic advantage. The Lundt plaintiffs also asserted claims for breach of Mr. Lundt’s employment agreement, and wrongful termination of Mr. Lundt. The parties to the settlement agreement included all of the plaintiffs and defendants in this litigation. Pursuant to the terms of the settlement agreement, the Company paid the plaintiffs the aggregate sum of $3 million in cash, released one plaintiff from the repayment of a $484,000 obligation, and issued 82,538 shares of the Company’s common stock, $0.01 par value per share, to one plaintiff that were earned pursuant to the earn-out provisions of the Portsmith merger agreement but not previously issued. In addition, pursuant to the terms of the settlement agreement, the plaintiffs and defendants in the litigation mutually agreed to release each other and their affiliates from any and all claims that they may have against the other, including without limitation, any and all claims relating to the Portsmith merger agreement, and also agreed to be responsible for their own respective attorneys’ fees and costs.
     On May 7, 2004, the Company filed separate complaints with the International Trade Commission (the “ITC”) in Washington, DC and the United States District Court for the Eastern District of Texas, Case No. 5:04-CV-103, against Formosa Electronic Industries, Inc. (“Formosa”), Micro Innovations Corp. and SPS, Inc. On July 13, 2004, the Company filed an amended complaint with the United States District Court for the Eastern District of Texas to add Sakar International Inc. and Worldwide Marketing Ltd. as parties to the federal district court action. With the exception of Formosa, the Company subsequently reached favorable settlements with each of the other defendants and dismissed them from both the ITC and federal district court actions. In addition, the Company subsequently and voluntarily terminated its ITC action against Formosa and is instead aggressively pursuing all of its claims against Formosa through the federal district court action in the United States District Court for the Eastern District of Texas. The Company’s current fourth amended complaint filed with the court in September 2005, titled Mobility Electronics, Inc. v. Formosa Electronics Industries, Inc., Case No. 5:04-CV-103 DF, pending in the United States District Court for the Eastern District of Texas, alleges infringement of one or more claims of U.S. Patent Nos. 5,347,211, 6,064,177, 6,643,158, 6,650,560, 6,700,808, 6,755,163, 6,920,056, and 6,937,490 owned by the Company, as well as misappropriation of trade secrets, conversion, violation of the Texas Theft Liability Act, and conspiracy. The Company, in its complaint, seeks a permanent injunction against further use of its trade secrets and further infringement of these patents, as well as compensatory and treble damages. In January of 2005, Formosa filed a motion to dismiss arguing that it was not subject to personal jurisdiction in Texas. On March 1, 2006, Formosa withdrew its motion to dismiss without obtaining a ruling from the court. In January of 2005, the Company filed an application for preliminary injunction against Formosa. A hearing on Mobility’s application for preliminary injunction was held in August 2005 and was subsequently denied by the court on December 22, 2005. The court held a hearing, generally referred to as a Markman hearing, on November 17, 2005 to interpret the claims of the patents at issue in this case. The court issued its Claim Construction Order, or Markman ruling, on February 24, 2006, and ruled in Mobility’s favor on substantially all Markman issues. On February 24, 2006, Formosa filed several motions for partial summary judgment of patent invalidity and non-infringement, and a motion for summary judgment on the Company’s trade secret claims. On February 24, 2006, after reviewing the court’s Markman ruling, the Company filed a motion for leave to file a motion for summary judgment seeking a judgment that Formosa’s product(s) infringe one or more claims of the ‘211, ‘560, ‘808, ‘056 and ‘490 patents. A trial has been scheduled for May 2006. The Company intends to vigorously pursue its claims in this action.
     On August 26, 2004, the Company and iGo Direct Corporation, the Company’s wholly owned subsidiary, filed a complaint against Twin City Fire Insurance Co. in the United States District Court for the District of Nevada, Case No. CV-N-04-0460-HDM-RAM. The complaint alleges several causes of action in connection with Twin City’s refusal to cover, under director and liability insurance policies issued to iGo by Twin City, fees and expenses incurred in connection with the defense of certain former officers of iGo relating to a Securities and Exchange Commission (SEC) matter that arose prior to the Company’s acquisition of iGo Corporation in September 2002. Twin City filed an answer to this complaint on September 20, 2004. On January 10, 2005, the Company filed a motion for summary judgment seeking an order from the court that, as a matter of law, Twin City breached, and continues to breach, its obligations under the director and liability insurance policies. On July 26, 2005, the court denied the Company and iGo Direct Corporation’s motion for summary judgment, without prejudice. On October 21, 2005, the Company and iGo Direct Corporation again filed a motion for summary judgment seeking an order from the court that, as a matter of law, Twin City breached, and continues to breach, its obligations under the director and liability insurance policies. On February 27, 2006, Twin City filed a memorandum in opposition to the Company and iGo Direct Corporation’s motion for summary judgment and filed its own cross-motion for summary judgment. The court has not yet scheduled a hearing for these motions. The Company and iGo Direct Corporation will continue to vigorously pursue their claims in this action.
     On November 14, 2005, Thomas R. de Jong filed a complaint in the Delaware Court of Chancery (Case No. CV-N-05-0172-LRH-VPC) against the Company and iGo Direct Corporation, as successor in interest to iGo Corporation, seeking indemnification and advancement of fees and expenses incurred in the above-mentioned SEC matter pending against him pursuant to his indemnification agreement with iGo, as well as fees and costs incurred in connection with bringing this lawsuit. The complaint alleges claims for breach of contract and breach of the duty of good faith and fair dealing. The Company and iGo Direct Corporation filed an answer to the complaint on December 27, 2005 seeking a dismissal of the claims and reimbursement of legal fees and expenses incurred in connection with the defense of this lawsuit. A trial has been scheduled for May 2006. The Company and iGo Direct Corporation intend to vigorously defend against these claims.
     We are from time to time involved in various legal proceedings other than those set forth above incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on our business, financial condition, results of operations or liquidity.
Item 4. Submission of Matters to a Vote of Security Holders
     No matter was submitted to a vote of stockholders during the fourth quarter of 2005.
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

	High	Low
Year Ended December 31, 2004
Quarter Ended March 31, 2004	$9.46	$6.00
Quarter Ended June 30, 2004	$10.62	$6.65
Quarter Ended September 30, 2004	$8.75	$5.94
Quarter Ended December 31, 2004	$10.00	$6.51
Year Ended December 31, 2005
Quarter Ended March 31, 2005	$8.72	$6.15
Quarter Ended June 30, 2005	$9.99	$6.99
Quarter Ended September 30, 2005	$13.38	$9.15
Quarter Ended December 31, 2005	$11.93	$8.10
     As of March 2, 2006, we had 281 holders of record of our common stock.
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
     We incorporate by reference the Equity Compensation Plan Information contained under the heading “Executive Compensation — Securities Authorized for Issuance Under Equity Compensation Plans,” from our definitive Proxy Statement to be delivered to our stockholders in connection with the 2006 Annual Meeting of Stockholders scheduled for May 24, 2006.

Item 6. Selected Consolidated Financial Data
     The following selected consolidated financial data should be read together with our consolidated financial statements and notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other information contained in this Form 10-K. The selected financial data presented below under the captions “Consolidated Statements of Operations Data” and “Consolidated Balance Sheet Data” as of and for each of the years in the five-year period ended December 31, 2005 are derived from our consolidated financial statements, which consolidated financial statements have been audited by KPMG LLP, an independent registered public accounting firm. The consolidated financial statements as of December 31, 2005 and 2004 and for each of the years in the three-year period ended December 31, 2005, are derived from our consolidated financial statements, included elsewhere in this Form 10-K.

	Years Ended December 31,
	2005	2004	2003	2002	2001
		(In thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

Revenue	$85,501	$70,213	$50,750	$30,893	$28,325
Cost of revenue	59,653	49,294	33,610	23,946	25,703

Gross profit	25,848	20,919	17,140	6,947	2,622
Total operating expenses	28,712	22,617	20,787	19,943	23,684

Loss from operations	(2,864)	(1,698)	(3,647)	(12,996)	(21,062)
Interest, net	813	(72)	(27)	627	1,313
Gain (loss) on disposal of assets	11,639	(15)	(55)	(40)	—
Litigation settlement expense	(4,284)	—	—	—	—
Other, net	(12)	51	59	(20)	65

Income (loss) from continuing operations before income taxes	5,292	(1,734)	(3,670)	(12,429)	(19,684)
Provision for income tax	285	—	—	—	—

Income (loss) from continuing operations	5,007	(1,734)	(3,670)	(12,429)	(19,684)
Loss from discontinued operations of handheld software product line	—	(466)	(329)	(807)	—

Income (loss) before cumulative effect of change in accounting principle	5,007	(2,200)	(3,999)	(13,236)	(19,684)
Cumulative effect of change in accounting principle(1)	—	—	—	(5,627)	—

Net income (loss)	5,007	(2,200)	(3,999)	(18,863)	(19,684)
Beneficial conversion cost of preferred stock	—	—	(445)	—	—
Preferred stock dividend	—	—	(20)	—	—

Net income (loss) attributable to common stockholders	$5,007	$(2,200)	$(4,464)	$(18,863)	$(19,684)

Net income (loss) per share — diluted:
Diluted income (loss) per share from continuing operations	$0.16	$(0.06)	$(0.16)	$(0.73)	$(1.33)
Loss per share from discontinued operations	—	$(0.02)	$(0.01)	$(0.05)	—

Diluted income (loss) per share before cumulative effect of change in accounting principle(1)	$0.16	$(0.08)	$(0.17)	$(0.78)	$(1.33)
Cumulative effect of change in accounting principle(1)	—	—	—	$(0.33)	—

Diluted income (loss) per share	$0.16	$(0.08)	$(0.17)	$(1.11)	$(1.33)
Diluted income (loss) per share attributable to common stockholders	$0.16	$(0.08)	$(0.19)	$(1.11)	$(1.33)
Weighted average common shares outstanding:
Basic	30,004	28,027	23,440	17,009	14,809

Diluted	32,003	28,027	23,440	17,009	14,809

CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments	$33,923	$12,768	$11,024	$3,166	$14,753
Working capital	42,902	23,376	22,348	5,645	19,392
Total assets	83,910	55,417	49,833	28,369	35,037
Long-term debt and other non-current liabilities, less current portion	824	463	526	1,385	—
Total stockholders’ equity	59,349	40,701	40,642	17,628	30,148

(1)	See “Critical Accounting Policies And Estimates — Goodwill” under Item 7 for a description of this item.

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
     We use our proprietary technology to design and develop products that make computers and mobile electronic devices more efficient and cost effective, thus enabling professionals and consumers more effective use of these devices and the ability to access information more readily. Our products include power products for high-power mobile electronic devices, such as portable computers; power products for low-power mobile electronic devices, such as mobile phones, PDAs, and MP3 players; connectivity products; expansion products; and docking and accessory products. We are organized in three business segments, which consist of the High-Power Group, the itip Division and the Connectivity Group.
     High-Power Group. Our High-Power Group is focused on the development, marketing and sales of power products and accessories for mobile electronic devices with high power requirements, which consist primarily of portable computers. In addition, in accordance with the terms of our strategic agreements with RadioShack and Motorola, the High-Power Group includes the majority of our sales of itip products to RadioShack through December 31, 2005. We sell these products to OEMs, private-label resellers, distributors, resellers and retailers. We supply OEM–specific, high-power adapter products to Dell and Lenovo. We have entered into a strategic reseller agreement with Targus to market and distribute high-power adapter products on a private-label basis. We sell to retailers such as RadioShack and through distributors such as Ingram Micro. High-Power Group revenue accounted for approximately 74% of revenue for the year ended December 31, 2005 and approximately 75% of revenue for the year ended December 31, 2004.
     itip Division. Over the last two years, our development efforts have focused significantly on the development of our patented power products for low-power mobile electronic devices, or itip products. In particular, we are collaborating with many of our strategic partners to develop and market new and innovative power adapters specifically designed for the low-power mobile electronic device market, including cigarette lighter adapters, mobile AC adapters, low-power universal AC/DC adapters, and low-power universal battery products. Each of these power devices are designed, or are being designed, to incorporate our patented tip technology. The combination AC/DC adapter also allows users to simultaneously charge a second device with our optional iGo DualPower accessory. In April 2005, we entered into new strategic agreements with RadioShack and Motorola under which we have formed the itip Division, which is specifically focused on the development, marketing and sales of our itip products. In connection with these strategic agreements, RadioShack and Motorola will each act as sales representatives for the sale of our itip products. In addition, RadioShack and Motorola have each made strategic investments in our company to assist us in these efforts. itip revenue accounted for approximately 5% of revenue for the year ended December 31, 2005. There were no itip Division sales prior to April 1, 2005.
     Connectivity Group. Our Connectivity Group is focused on the development, marketing and sales of connectivity and expansion and docking products. Our early focus was on the development of remote peripheral component interface, or PCI, bus technology and products based on proprietary Split Bridge® technology. We invested heavily in Split Bridge technology and while we had some success with Split Bridge in the corporate portable computer market with sales of universal docking stations, it became clear in early 2002 that this would not be the substantial opportunity we originally envisioned. In May 2005, we sold substantially all of our intellectual property relating to Split Bridge technology which resulted in a gain on the sale of these assets of $11.6 million. Although we no longer own Split Bridge technology, we continue to produce and sell docking, expansion and connectivity products using Split Bridge technology through a non-exclusive, perpetual royalty-free license. We supply OEM-specific connectivity products to Symbol Technologies. We also sell connectivity products to other OEMs, distributors and end-users. Connectivity Group revenue accounted for approximately 21% of revenue for the year ended December 31, 2005 and approximately 25% of revenue for the year ended December 31, 2004.

     Across all three business segments, sales to OEMs and private-label resellers accounted for approximately 63% of revenue for the year ended December 31, 2005 and approximately 61% of revenue for the year ended December 31, 2004. Sales through retailers and distributors accounted for approximately 27% of revenue for the year ended December 31, 2005 and approximately 27% of revenue for the year ended December 31, 2004. The balance of our revenue during these periods was derived from direct sales to end-users. In the future, we expect that we will be dependent upon a relatively small number of customers for a significant portion of our revenue, including most notably RadioShack, Targus, Lenovo, Dell, and Symbol.
     Our continued focus is on proliferating power products that incorporate our patented tip technology for both high- and low-power mobile electronic devices. Our long-term goal is to establish an industry standard for all mobile electronic device power products based on our patented tip technology. We also believe there are long-term growth opportunities for our connectivity products and technology related to the new handheld and converged mobile devices that are being introduced by major OEMs.
     Our ability to execute successfully on our near and long-term objectives depends largely upon the general market acceptance of our tip technology which allows users to charge multiple devices with a single power product and our ability to protect our proprietary rights to this technology. Additionally, we must execute on the customer relationships that we have developed and continue to design, develop, manufacture and market new and innovative technology and products that are embraced by these customers and the overall market in general.
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
     Our recognition of revenue from product sales to distributors, resellers and retailers, or the “distribution channel,” is affected by agreements we have giving certain customers rights to return up to 15% of their prior quarter’s purchases, provided that they place a new order for equal or greater dollar value of the amount returned. We also have agreements with certain customers that allow them to receive credit for subsequent price reductions, or “price protection.” At the time we recognize revenue, upon shipment and transfer of ownership, we reduce revenue for the gross sales value of estimated future returns, as well as our estimate of future price protection. We also reduce cost of revenue for the gross product cost of estimated future returns. We record an allowance for sales returns in the amount of the difference between the gross sales value and the cost of revenue as a reduction of accounts receivable. Gross sales to the distribution channel accounted for approximately 27% of revenue for the years ended December 31, 2005 and 2004, respectively.
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
     Inventory Valuation. Inventories consist of finished goods and component parts purchased both partially and fully assembled. We have all normal risks and rewards of our inventory held by contract manufacturers. Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories include material and overhead costs. Overhead costs are allocated to inventory based on a percentage of material costs. We monitor usage reports to determine if the carrying value of any items should be adjusted due to lack of demand for the items. We make a downward adjustment to the value of our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. We recorded downward adjustments to inventory of $553,000 during the year ended December 31, 2005 and $1.6 million during the year ended December 30, 2004. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. If market conditions were to improve, we would not reverse previously recorded downward adjustments.
     Goodwill and Intangible Assets Valuation. Under Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS 142), we are required to evaluate recorded goodwill annually, or when events indicate the goodwill may be impaired. The impairment evaluation process is based on both a discounted future cash flows approach and a market comparable approach. The discounted cash flows approach uses our estimates of future market growth rates, market share, revenue and costs, as well as appropriate discount rates. We test goodwill for impairment on an annual basis as of December 31. We evaluated goodwill for impairment as of December 31, 2005 and determined that recorded goodwill was not impaired at that time.
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
     Deferred Tax Valuation Allowance. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining the amount of the valuation allowance, we consider estimated future taxable income as well as feasible tax planning strategies in each taxing jurisdiction in which we operate. Historically, we have recorded a deferred tax valuation allowance in an amount equal to our net deferred tax assets. If we determine that we will ultimately be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be released to income as a credit to income tax expense.

Results of Operations
     The following table sets forth certain consolidated financial data for the periods indicated expressed as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2005	2004	2003
Revenue	100.0%	100.0%	100.0%
Cost of revenue	69.8%	70.2%	66.2%

Gross profit	30.2%	29.8%	33.8%

Operating expenses:
Sales and marketing	9.1%	9.8%	13.2%
Research and development	7.7%	7.0%	8.5%
General and administrative	16.7%	15.4%	19.2%

Total operating expenses	33.5%	32.2%	40.9%

Income (loss) from operations	(3.3%)	(2.4%)	(7.2%)

Other income (expense):
Interest, net	1.0%	(0.1%)	(0.1%)
Other, net	8.6%	(0.0%)	0.0%
Provision for income tax	(0.3%)	0.0%	0.0%

Income (loss) from continuing operations	5.9%	(2.5%)	(7.2	% )
Loss from discontinued operations	0.0%	(0.7%)	(0.6%)

Net income (loss)	5.9%	(3.1%)	(7.9%)

Comparison of Years Ended December 31, 2005, 2004, and 2003
     Revenue. Revenue generally consists of sales of products, net of returns and allowances. To date, our revenues have come predominantly from power adapters, handheld products, expansion and docking products, and accessories. The following table summarizes the year-over-year comparison of our consolidated revenue for the periods indicated:

	Annual Amount	Increase	Percentage Change
Year	(Thousands)	from Prior Year	from Prior Year
2005	$85,501	$15,288	21.8%
2004	70,213	19,463	38.4%
2003	50,750	—	—
     Following is a discussion of revenue by business segment.
     High-Power Group. High-Power Group revenue is derived from sales of power products and accessories for mobile electronic devices with high power requirements, which consist primarily of portable computers. The following table summarizes the year-over-year comparison of our High-Power Group revenue for the periods indicated:

	Annual Amount	Increase	Percentage Change
Year	(Thousands)	from Prior Year	from Prior Year
2005	$63,118	$9,794	18.4%
2004	53,324	18,476	53.0%
2003	34,848	—	—

     The 2005 increase in High-Power Group revenue is primarily due to continued sales growth of our Juice family of combination AC/DC, AC only and DC only universal power adapters as a result of what we believe to be increased consumer awareness and further market penetration of our products and technology. Sales of OEM–specific, Juice family high-power products increased by $5.5 million, or 55.6%, to $15.4 million during the year ended December 31, 2005 as compared to $9.9 million for the year ended December 31, 2004, primarily as a result of increased sales to Dell. Sales of Juice family high-power products developed specifically for private-label resellers increased by $2.6 million, or 12.5%, to $23.7 million during the year ended December 31, 2005 as compared to $21.0 million for the year ended December 31, 2004, primarily as a result of increased sales to Targus, partially offset by a decrease in sales to a former private label reseller customer. Sales of iGo branded Juice family high-power products to retailers and distributors increased by $1.9 million, or 17.3%, to $12.8 million during the year ended December 31, 2005 as compared to $10.9 million for the year ended December 31, 2004, primarily as a result of increased sales to RadioShack and InterTan. The remainder of High-Power Group revenue during the year ended December 31, 2005 is attributable to sales of other legacy power products and accessories.
     The 2004 increase in High-Power Group revenue is primarily due to continued sales growth of our Juice family of combination AC/DC, AC only and DC only universal power adapters as a result of what we believe to be increased consumer awareness and further market penetration of our products and technology. Sales of OEM–specific, Juice family high-power products increased by $7.3 million, or 281.9%, to $9.9 million during the year ended December 31, 2004 as compared to $2.6 million for the year ended December 31, 2003, primarily as a result of increased sales to Dell and Lenovo. Sales of Juice family high-power products developed specifically for private-label resellers increased by $17.0 million, or 419.2%, to $21.0 million during the year ended December 31, 2004 as compared to $4.0 million for the year ended December 31, 2003, primarily as a result of increased sales to Targus and a former private label reseller customer. Sales of iGo branded Juice family high-power products to retailers and distributors decreased by $2.9 million, or 21.0%, to $10.9 million during the year ended December 31, 2004 as compared to $13.8 million for the year ended December 31, 2003, primarily as a result of decreased sales to Ingram Micro and CompUSA. The remainder of High-Power Group revenue during the year ended December 31, 2004 is attributable to sales of other legacy power products and accessories.
     itip Division. The itip Division was formed on March 31, 2005 and its revenue is derived from the sales of low-power adapter products. The following table summarizes the year-over-year comparison of our itip Division revenue for the periods indicated:

	Annual Amount	Increase	Percentage Change
Year	(Thousands)	from Prior Year	from Prior Year
2005	$4,024	$4,024	—
2004	—	—	—
2003	—	—	—
     For the year ended December 31, 2005, itip Division revenue consists primarily of sales of itip products to various retailers and distributors, as well as sales to end-users through our iGo.com website. Our itip Division strategy is to gain further market penetration into mobile wireless carriers, distributors and retailers through our own sales efforts, as well as those of our sales representatives, RadioShack and Motorola.
     Connectivity Group. Connectivity Group revenue is derived from sales of expansion and docking products that utilize Split Bridge technology and handheld products. The following table summarizes the year-over-year comparison of our Connectivity Group revenue for the periods indicated:

	Annual Amount	Increase	Percentage Change
Year	(Thousands)	from Prior Year	from Prior Year
2005	$18,359	$1,470	8.7%
2004	16,889	987	6.2%
2003	15,902	—	—
     The 2005 increase in Connectivity Group revenue is primarily attributable to an increase in sales of handheld products of $1.7 million, or 16.4%, to $12.2 million during the year ended December 31, 2005 as compared to $10.5 million during the year ended December 31, 2004. The increase of handheld product sales was partially offset by a decrease of $523,000 in sales of docking and expansion products from $6.8 million during the year ended December 31, 2004 to $6.3 million during the year ended December 31, 2005. Many customers for these products purchase periodically rather than ratably throughout the year, which may cause revenue of the Connectivity Group to fluctuate from period to period.

     The 2004 increase in Connectivity Group revenue is primarily attributable to an increase in sales of handheld products of $678,000, or 6.9%, to $10.5 million during the year ended December 31, 2004 as compared to $9.8 million during the year ended December 31, 2003. Sales of docking and expansion products remained relatively flat with a slight increase of $65,000 from $6.7 million during the year ended December 31, 2003 to $6.8 million during the year ended December 31, 2004. Many customers for these products purchase periodically rather than ratably throughout the year, which may cause revenue of the Connectivity Group to fluctuate from period to period.
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
Cost of revenue:

	Annual Amount	Increase	Percentage Change
Year	(Thousands)	From Prior Year	from Prior Year
2005	$59,653	$10,359	21.0%
2004	49,294	15,684	46.7%
2003	33,610	—	—
Gross profit and gross margin:

			Increase in gross
	Annual Amount		profit	Percentage Change
Year	(Thousands)	Gross Margin	from Prior Year	From Prior Year
2005	$25,848	30.2%	$4,929	23.6%
2004	20,919	29.8%	3,779	22.0%
2003	17,140	33.8%	—	—
     The 2005 increase in cost of revenue was due primarily to the 21.8% volume increase in revenue as compared to the year ended December 31, 2004. OEM and private label reseller customers accounted for 63% and 61% of revenue for the years ended December 31, 2005 and 2004, respectively. Sales through retailers and distributors accounted for 27% of revenue for each of the years ended December 31, 2005 and 2004. Sales to OEM and private label reseller customers typically occur at lower price points than sales of comparable product to retailers and distributors. Although sales to OEM and private label reseller customers result in lower profit margins, the impact of the increase in sales to these customers during the year ended December 31, 2005 was partially offset by the reduced impact of write-downs to the value of older inventory. During the year ended December 31, 2005, we recorded an adjustment to cost of revenue in the amount of $553,000, compared to a $1.6 million adjustment during the year ended December 31, 2004, as a result of reduced marketability of certain of our inventory. The 2005 product mix was consistent with 2004. As a result of these factors, cost of revenue as a percentage of revenue decreased to 69.8% for the year ended December 31, 2005 from 70.2% for the year ended December 31, 2004, resulting in increased gross margin.
     The 2004 increase in cost of revenue was due primarily to the 38.4% volume increase in revenue, as well as to shifts in customer mix, product mix and inventory write-downs for the year ended December 31, 2004 as compared to the year ended December 31, 2003. Cost of revenue as a percentage of revenue increased to 70.2% for the year ended December 31, 2004 from 66.2% for the year ended December 31, 2003, resulting in decreased gross margin. The decrease in gross margin is primarily attributable to three factors. The first factor is a shift in customer mix. OEM and private label reseller customers accounted for 61% and 45% of revenue for the years ended December 31, 2004 and 2003, respectively. Sales through retailers and distributors accounted for 27% and 46% of revenue for the years ended December 31, 2004 and 2003, respectively. Sales to OEMs and private label resellers typically occur at lower price points than sales of comparable product to retailers and distributors. The second factor is a shift in product mix. For the first time, during the year ended December 31, 2004, we commenced sales of power products designed specifically for low-power mobile electronic devices. Sales of a portion of these products typically occur at lower price points than sales of higher-wattage power products. The third factor impacting increased cost of revenue and corresponding lower gross profit and gross margin is the impact of write-downs to the value of older inventory, primarily in our handheld products and laptop computer batteries. During the year ended

December 31, 2004, we recorded an adjustment to cost of revenue in the amount of $1.6 million, compared to a $335,000 adjustment during the year ended December 31, 2003, as a result of reduced marketability of certain of our inventory.
     Sales and marketing. Sales and marketing expenses generally consist of salaries, commissions and other personnel related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. The following table summarizes the year-over-year comparison of our sales and marketing expenses for the periods indicated:

	Annual Amount	Increase/(Decrease)	Percentage Change
Year	(Thousands)	from Prior Year	from Prior Year
2005	$7,812	$926	13.4%
2004	6,886	175	2.6%
2003	6,711	—	—
     The 2005 increase in sales and marketing expenses primarily resulted from variable sales compensation associated with the increase in revenue, combined with costs associated with recruiting and relocation of sales and marketing personnel and increased investment in marketing programs to drive revenue growth. As a percentage of revenue, sales and marketing expenses decreased to 9.1% for the year ended December 31, 2005 from 9.8% for the year ended December 31, 2004.
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
     Research and development. Research and development expenses consist primarily of salaries and personnel-related costs, outside consulting, lab costs and travel related costs of our product development group. The following table summarizes the year-over-year comparison of our research and development expenses for the periods indicated:

	Annual Amount	Increase/(Decrease)	Percentage Change
Year	(Thousands)	from Prior Year	from Prior Year
2005	$6,596	$1,702	34.8%
2004	4,894	561	12.9%
2003	4,333	—	—
     The 2005 increase in research and development expenses primarily resulted from the continued development of our family of power products. Specifically, during the year ended December 31, 2005, we increased our engineering staff from 33 employees at December 31, 2004 to 49 employees at December 31, 2005 to support our continuing investment in research and development on our line of power products designed for use with both low-power and high-power mobile electronics devices. As a percentage of revenue, research and development expenses increased to 7.7% for the year ended December 31, 2005 from 7.0% for the year ended December 31, 2004.
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

	Annual Amount	Increase	Percentage Change
Year	(Thousands)	From Prior Year	from Prior Year
2005	$14,304	$3,467	32.0%
2004	$10,837	$1,094	11.2%
2003	9,743	—	—
     The 2005 increase in general and administrative expenses primarily resulted from increased external legal fees of approximately $1.4 million associated primarily with costs to defend our intellectual property and various other litigation matters, and increased amortization of deferred compensation expense of approximately $1.3 million associated with restricted stock units granted to employees and directors during 2005. Personnel related expense, professional fees related to compliance with Sarbanes-Oxley legislation, and information technology related expense also increased, partially offset by a decrease in outside consulting expense. General and administrative expenses as a percentage of revenue increased to 16.7% for the year ended December 31, 2005 from 15.4% for the year ended December 31, 2004.
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
     Interest, net. Interest, net consists primarily of interest earned on our cash balances and short-term investments, net of interest expense. Interest expense relates to our line of credit entered into in October 2002. The following table summarizes the year-over-year comparison of interest, net for the periods indicated:

	Annual Amount	Increase (Decrease)	Percentage Change
Year	(Thousands)	from Prior Year	from Prior Year
2005	$813	$885	1229.1%
2004	(72)	(45)	(166.7%)
2003	(27)	—	—
     The 2005 increase was primarily due to interest earned on funds received in connection with the sale of intellectual property assets and equity investments by Motorola and RadioShack. For the year ended December 31, 2005, interest expense was $91,000 and interest income was $904,000.
     The 2004 decrease was primarily due to the amortization of deferred loan fees during 2004, which were fully amortized upon the expiration of our line of credit in July 2004, which was subsequently renewed. For the year ended December 31, 2004, interest expense was $219,000 and interest income was $147,000.

     Gain (loss) on disposal of assets. Gain (loss) on disposal of assets consists of the net proceeds received from the disposal of assets, less the remaining net book value of the disposed assets. The following table summarizes the year-over-year comparison of gain (loss) on disposal of assets for the periods indicated:

	Annual Amount	Increase	Percentage Change
Year	(Thousands)	from Prior Year	from Prior Year
2005	$11,639	$11,654	77,693.3%
2004	(15)	40	72.7%
2003	(55)	—	—
     The 2005 increase was primarily due to a gain on our sale of a portfolio of 46 patents and patents pending relating to our Split Bridge and serialized PCI intellectual property with a net book value of $53,000 for net proceeds of approximately $11.7 million, which resulted in a gain of approximately $11.6 million.
     Litigation settlement. Litigation settlement consists of a $4.3 million expense incurred as a result of our settlement of litigation resulting from our 2002 acquisition of Portsmith. Pursuant to the terms of the settlement, we agreed to pay the plaintiffs in this litigation the aggregate sum of $3 million in cash, released one plaintiff from the repayment of a $484,000 obligation, and agreed to issue 82,538 shares of our common stock, valued at $9.68 per share, to one plaintiff that were earned pursuant to the earn-out provisions of the acquisition agreement, but not previously issued.
     Income taxes. In 2005, we recorded a provision for income tax of $285,000 as a result of a corporate alternative minimum tax liability incurred in connection with our 2005 taxable income. We have incurred losses from inception to date; therefore, no provision for income taxes was required for the years ended December 31, 2004, and 2003. Based on historical operating losses and projections for future taxable income, it is more likely than not that we will not fully realize the benefits of the net operating loss carryforwards. Thus, we have not recorded a tax benefit from our net operating loss carryforwards for the years ended December 31, 2005, 2004 and 2003.
Operating Outlook
     From a long-term perspective, we believe there are a number of major catalysts that will drive future growth and profitability:
•	Continued growth in sales of power products for high-power ME devices driven by further growth in private label reseller accounts, expanded international distribution, and the expansion and/or development of new OEM programs;

•	Improved economics in the low power business resulting from new pricing with RadioShack;

•	Continued growth in sales of power products for low-power ME devices driven by new direct and indirect retail relationships such as Sears, Best Buy On-Line, and CompUSA as a result of our partnerships with Monster Cable, Motorola and Targus;

•	The continued penetration of both the domestic and international wireless carrier and distributor markets, including a test program with a Tier 1 U.S. carrier scheduled for late in the first quarter of 2006;

•	A strong new product pipeline that will provide consumers with innovative power products offering a broad range of features and price points;

•	Incremental revenue generated from expansion into new power areas such as rechargeable batteries/chargers, including the planned introduction of a variety of jointly developed power products with Energizer; and

•	Penetration of the “in-box” OEM market for low-power ME devices.
     We expect gross margin to increase for 2006 from our 30.2% gross margin for 2005. We expect our gross margin to increase as we anticipate spreading higher sales volume over relatively fixed operating overhead expenses.
     We believe that operating expenses will continue to increase during 2006. We expect sales and marketing expenses to increase significantly as we plan to make marketing investments to help drive revenue growth. Research and development expenses are also expected to increase during 2006 as we continue to develop new and innovative products. We expect general and administrative expenses to decrease in 2006 primarily as a result of anticipated resolution of litigation in which we are currently involved.
     We do not expect to record any income tax expense in 2006, but we expect to record an income tax benefit related to an anticipated reversal of deferred tax asset valuation allowances recorded on net operating loss carryforwards, in 2007. We anticipate reversing the previously recorded valuation allowance after we have achieved several quarters of profitable results, coupled with a forecast of continued profitability. Subsequent to the realization of this income tax benefit, we will recognize income tax expense as we utilize our net operating loss carryforwards.
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
Liquidity and Capital Resources
     The following table sets forth for the period presented certain consolidated cash flow information (in thousands):

	Year Ended December 31,
	2005	2004	2003
Net cash provided by (used in) operating activities	$(775)	$474	$(9,867)
Net cash used in investing activities	(10,032)	(722)	(679)
Net cash provided by financing activities	11,915	1,894	18,219
Foreign currency exchange impact on cash flow	(73)	56	106
Net cash provided by (used in) discontinued operations	(166)	41	79

Increase (decrease) in cash and cash equivalents	$869	$1,744	$7,858

Cash and cash equivalents at beginning of year	$12,768	$11,024	$3,166

Cash and cash equivalents at end of year	$13,637	$12,768	$11,024

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
•	Net cash provided by (used in) operating activities. Cash was used by operating activities for the year ended December 31, 2005 primarily as a result of our net income being offset by the non-operating gain on sale of intellectual property assets, combined with non-cash expenses such as depreciation and amortization, provisions for doubtful accounts and sales returns and credits and amortization of deferred compensation and net cash provided by changes in working capital. In 2006, we expect to generate positive cash flow from operating activities from expected operating income, offset partially by cash used to fund further working capital needs. Our consolidated cash flow operating metrics are as follows:

	Year Ended December 31,
	2005	2004	2003
Days outstanding in ending accounts receivable (“DSOs”)	80	88	82
Inventory turns	4	7	4
The improvement in DSOs during 2005 compared to 2004 is primarily due to revenue growth driven by large key customers who generally tend to pay within stated payment terms. The increase in DSOs during 2004 compared to 2003 is primarily due to the timing of certain shipments to RadioShack in October 2004 for which payment was received shortly after December 31, 2004. We anticipate continued improvement in DSOs during 2006 as we continue to leverage our key OEM, private-label reseller and retail customer relationships to drive further revenue growth. The decline in inventory turns is primarily due to investment in low-power inventories in anticipation of 2006 revenue. We expect to manage inventory growth during 2006 and we expect inventory turns to improve as we increase sales volumes in 2006.

•	Net cash used in investing activities. For the year ended December 31, 2005, net cash used in investing activities was primarily for the purchase of $20.3 million of short-term investments, combined with purchases of property and equipment, and partially offset by the $11.7 million net proceeds from the sale of intellectual property assets. We anticipate future investment in capital equipment, primarily for information technology related hardware and software and tooling equipment to be used in the production of new products.

•	Net cash provided by financing activities. Net cash provided by financing activities for the year ended December 31, 2005 was primarily from net proceeds received in connection with equity investments made by Motorola and RadioShack during 2005 of approximately $10.0 million, combined with net proceeds from exercise of stock options of approximately $1.8 million. Although we expect to generate cash flows from operations sufficient to support our operations, we may issue additional shares of stock in the future to generate cash for growth opportunities.
     As of December 31, 2005, we had approximately $91 million of federal, foreign and state net operating loss carryforwards which expire at various dates. We anticipate that the sale of common stock in our initial public offering coupled with prior sales of common stock will cause an annual limitation on the use of our net operating loss carryforwards pursuant to the change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended. This limitation is expected to have a material effect on the timing of our ability to use the net operating loss carryforward in the future. Additionally, our ability to use the net operating loss carryforwards is dependent upon our level of future profitability, which cannot be determined.
     Financing Facilities. In July 2004, we amended our $10.0 million bank line of credit. The line bears interest at prime, interest only payments are due monthly, with final payment of interest and principal due on July 31, 2006. The line of credit is secured by all of our assets and subject to financial covenants, with which we were not in compliance as of December 31, 2005, but for which we obtained a waiver from our bank. We had no outstanding balance against this line of credit as of December 31, 2005. Under the terms of the line, we can borrow up to 80% of eligible accounts receivable. At December 31, 2005, our net borrowing base capacity was $9.0 million.
     Contractual Obligations. In our day-to-day business activities, we incur certain commitments to make future payments under contracts such as operating leases and purchase orders. Maturities under these contracts are set forth in the following table as of December 31, 2005, in thousands:

	Payment due by period
	2006	2007	2008	2009	2010	More than 5 years
Operating lease obligations	$846	$831	$490	$19	$—	$—
Purchase obligations	22,726	—	—	—	—	—
Other long-term obligations	437	25	—	—	—	—

Totals	$24,009	$856	$490	$19	$—	$—

     Purchase obligations represent all 2006 purchase orders placed, primarily for the purchase of inventories. A portion of these purchase orders may be subject to cancellation charges, however, we do not believe any such charges would be material to our operations.
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
     During 2005, we sold intellectual property assets for $13.0 million in cash and incurred direct selling costs of $1.3 million, resulting in net proceeds of $11.7 million. During 2004, we sold the assets of our handheld software product line, for approximately $1.0 million in cash and current receivables, and approximately $2.5 million in notes receivable. Proceeds from the sale exceed book value of the assets sold by approximately $587,000. This gain has been deferred until collectibility of the notes receivable is reasonably assured.
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
     Liquidity Outlook. Based on our projections for 2006, we believe that our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may use our line of credit or seek to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in more dilution to our stockholders. In addition, additional capital resources may not be available in amounts or on terms that are not acceptable to us.
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004) (“SFAS 123R”), “Share-Based Payment”, which revised Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”. This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25, and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. On April 15, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for SFAS 123R. In accordance with the new rule, the accounting provisions of SFAS 123R will be effective for the Company in 2006. The Company will adopt the provisions of SFAS 123R using a modified prospective application. Under modified prospective application, SFAS 123R, which provides certain changes to the method for valuing share-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense of approximately $63,000 for outstanding awards for which the vesting period has not been completed as of the effective date will be recognized over the remaining vesting period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123R.
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
     In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 requires retrospective application to prior period financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS 154 further requires a change in depreciation, amortization or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 will become effective for the Company’s fiscal year beginning January 1, 2006. The provisions of SFAS 154 are not expected to have a material effect on the Company’s consolidated financial statements.
     In June 2005, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 143-1 (“FSP FAS 143-1”), “Accounting for Electronic Equipment Waste Obligations.” FSP FAS 143-1 addresses the accounting for obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”) adopted by the European Union (“EU”). FSP FAS 143-1 is effective the later of the first reporting period that ends after June 8, 2005 or the date that the first EU member country in which a company has significant operations adopts the law. As of December 31, 2005, no EU-member country in which the Company has significant operations had adopted the law.
     In September 2005, the Emerging Issues Task Force reached consensus on EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“Issue No. 04-13”). In certain situations, a company may enter into non-monetary transactions to sell inventory to another company in the same line of business from which it also purchases inventory. Under Issue No. 04-13, in general, an entity is required to treat sales and purchases of inventory between the entity and the same counterparty as one transaction for purposes of applying APB Opinion No. 29, “Accounting for Non-monetary Transactions” when such transactions are entered into in contemplation of each other. When such transactions are legally contingent on each other, they are considered to have been entered into in contemplation of each other. The EITF also agreed on other factors that should be considered in determining whether transactions have been entered into in contemplation of each other. Issue No. 04-13 will be effective for all new arrangements entered into in reporting periods beginning after March 15, 2006. Our adoption of the provisions of Issue No. 04-13 are not expected to impact our financial condition or results of operations.
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
     See “Liquidity and Capital Resources” for further discussion of our financing facilities and capital structure. Market risk, calculated as the potential change in fair value of our cash and cash equivalents and line of credit resulting from a hypothetical 1.0% (100 basis point) change in interest rates, was not material at December 31, 2005.

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
     Under the supervision and with the participation of the Company’s management, including its chief executive officer and chief financial officer, the Company’s management conducted an evaluation to assess the effectiveness of its internal control over financial reporting as of December 31, 2005 based upon criteria set forth in the framework Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.
     The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2005, which is located on page 39.

MOBILITY ELECTRONICS, INC.

By:

/s/ Charles R. Mollo
Charles R. Mollo
President and Chief Executive Officer

/s/ Joan W. Brubacher
Joan W. Brubacher
Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Mobility Electronics, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Mobility Electronics, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mobility Electronics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Mobility Electronics, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Mobility Electronics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mobility Electronics, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 8, 2006 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Phoenix, Arizona
March 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Mobility Electronics, Inc.:
We have audited the accompanying consolidated balance sheets of Mobility Electronics, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mobility Electronics, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Mobility Electronics, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 8, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Phoenix, Arizona
March 8, 2006

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(In thousands, except
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$13,637	$12,768
Short-term investments	20,286	—
Accounts receivable, net	18,778	16,905
Inventories	13,373	7,513
Prepaid expenses and other current assets	565	443

Total current assets	66,639	37,629
Property and equipment, net	2,410	2,127
Goodwill	10,570	10,570
Intangible assets, net	2,720	3,059
Other assets	1,571	2,032

	$83,910	$55,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,606	$12,411
Accrued expenses and other current liabilities	2,694	1,514
Current portion of litigation settlement liability	3,000	—
Current portion of long-term debt and other non-current liabilities	437	328

Total current liabilities	23,737	14,253
Non-current portion of litigation settlement liability	799	—
Long-term debt and other non-current liabilities, less current portion	25	463

Total liabilities	24,561	14,716

Commitments and contingencies (notes 3, 10, 11 and 18)
Stockholders’ equity:
Convertible preferred stock — Series C, $.01 par value; authorized 15,000,000 shares; zero and 270,541 issued and outstanding at December 31, 2005 and 2004, respectively	—	3
Common stock, $.01 par value; authorized 90,000,000 Shares; 30,844,581 and 28,490,373 shares issued and outstanding at December 31, 2005 and 2004, respectively	308	285
Additional paid-in capital	166,000	147,547
Accumulated deficit	(101,685)	(106,692)
Stock subscription notes and deferred compensation	(5,378)	(646)
Accumulated other comprehensive income	104	204

Total stockholders’ equity	59,349	40,701

	$83,910	$55,417

See accompanying notes to consolidated financial statements.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except
	per share amounts)
Revenue	$85,501	$70,213	$50,750
Cost of revenue	59,653	49,294	33,610

Gross profit	25,848	20,919	17,140

Operating expenses:
Marketing and sales	7,812	6,886	6,711
Research and development	6,596	4,894	4,333
General and administrative	14,304	10,837	9,743

Total operating expenses	28,712	22,617	20,787

Loss from operations	(2,864)	(1,698)	(3,647)
Other income (expense):
Interest income (expense), net	813	(72)	(27)
Gain (loss) on disposal of assets	11,639	(15)	(55)
Litigation settlement expense	(4,284)	—	—
Other income (expense), net	(12)	51	59

Income (loss) from continuing operations before provision for income taxes	5,292	(1,734)	(3,670)
Provision for income taxes	285	—	—

Net income (loss) from continuing operations	5,007	(1,734)	(3,670)
Loss from discontinued operations of handheld software product line	—	(466)	(329)

Net income (loss)	5,007	(2,200)	(3,999)
Beneficial conversion costs of preferred stock	—	—	(445)
Preferred stock dividend	—	—	(20)

Net income (loss) attributable to common stockholders	$5,007	$(2,200)	$(4,464)

Net income (loss) per share — basic:
Income (loss) per share from continuing operations	$0.17	$(0.06)	$(0.16)
Income (loss) per share from discontinued operations	$—	$(0.02)	$(0.01)

Net income (loss) per share	$0.17	$(0.08)	$(0.17)
Income (loss) per share attributable to common stockholders	$0.17	$(0.08)	$(0.19)

Net income (loss) per share — diluted:
Income (loss) per share from continuing operations	$0.16	$(0.06)	$(0.16)
Income (loss) per share from discontinued operations	$—	$(0.02)	$(0.01)

Net income (loss) per share	$0.16	$(0.08)	$(0.17)
Income (loss) per share attributable to common stockholders	$0.16	$(0.08)	$(0.19)

Weighted average common shares outstanding:
Basic	30,004	28,027	23,440

Diluted	32,003	28,027	23,440

See accompanying notes to consolidated financial statements.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

						Stock	Accumulated
	Convertible	Common Stock		Additional		Subscriptions	Other	Net
	Preferred			Paid-In	Accumulated	and Deferred	Comprehensive	Stockholders’
	Stock	Shares	Amount	Capital	Deficit	Compensation	Income(Loss)	Equity
	(In thousands, except share amounts)
Balances at December 31, 2002	6	20,347,876	203	119,444	(100,493)	(1,574)	42	17,628
Issuance of common stock for warrants exercised	—	392,712	4	296	—	—	—	300
Issuance of common stock for options exercised	—	650,487	7	1,546	—	—	—	1,553
Issuance of common stock under Employee Stock Purchase Plan	—	78,374	1	101	—	—	—	102
Issuance of common stock for acquisitions	—	1,112,665	11	6,895	—	(203)	—	6,703
Common stock issued for cash and note receivable, net of registration costs of $1,197	—	2,429,981	24	13,974	—	(195)	—	13,803
Issuance of Series E & F preferred stock for cash, net of registration costs of $76	16	—	—	1,598	—	—	—	1,614
Beneficial conversion costs of Series E & F preferred stock issuance	—	—	—	(445)	—	—	—	(445)
Dividends paid on Series E & F preferred stock	—	—	—	(20)	—	—	—	(20)
Conversion of Series E & F preferred stock into common stock	(16)	1,594,458	16	—	—	—	—	—
Conversion of Series C preferred stock into common stock	(3)	241,785	2	1	—	—	—	—
Issuance of common stock for settlement of accounts payable and long-term debt	—	762,658	8	1,803	—	—	—	1,811
Reduction of stock subscription receivable	—	—	—	(92)	—	1,395	—	1,303
Amortization of deferred compensation	—	—	—	—	—	90	—	90
Value of options and warrants issued to consultants	—	—	—	93	—	—	—	93
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	—	106	106
Net loss	—	—	—	—	(3,999)	—	—	(3,999)

Total comprehensive loss								(3,893)

Balances at December 31, 2003	3	27,610,996	276	145,194	(104,492)	(487)	148	40,642
Issuance of common stock for warrants exercised	—	192,384	2	203	—	—	—	205
Issuance of common stock for options exercised	—	593,658	6	1,258	—	—	—	1,264
Issuance of common stock under Employee Stock Purchase Plan	—	16,301	—	93	—	—	—	93
Issuance of common stock for board compensation	—	12,473	—	102	—	21	—	123
Conversion of Series C preferred stock into common stock	—	64,561	1	—	—	—	—	1
Reduction of stock subscription receivable	—	—	—	—	—	333	—	333
Issuance of restricted stock units	—	—	—	697	—	(697)	—	—
Amortization of deferred compensation	—	—	—	—	—	184	—	184
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	—	56	56
Net loss	—	—	—	—	(2,200)	—	—	(2,200)

Total comprehensive loss								(2,144)

Balances at December 31, 2004	$3	28,490,373	$285	$147,547	$(106,692)	$(646)	$204	$40,701
Conversion of Series C preferred stock into common stock	(3)	276,596	3	—	—	—	—	—
Issuance of common stock for warrants exercised	—	5,529	—	5	—	—	—	5
Issuance of common stock for options exercised	—	623,955	6	1,817	—	—	—	1,823
Issuance of common stock under Employee Stock Purchase Plan	—	27,565	—	189	—	—	—	189
Issuance of common stock for acquisitions	—	15,000	—	170	—	—	—	170
Issuance of stock awards	—	14,006	—	40	—	—	—	40
Issuance of common stock for board compensation	—	12,672	—	112	—	(21)	—	91
Common stock issued to strategic partners, net of issuance costs of $225,000	—	1,379,312	14	9,761	—	—	—	9,775
Repayment of stock subscription receivable	—	—	—	—	—	150	—	150
Issuance of restricted stock units	—	—	—	6,359	—	(6,359)	—	—
Amortization of deferred compensation	—	—	—	—	—	1,498	—	1,498
Retirement of shares	—	(427)	—	—	—	—	—	—
Comprehensive income:
Unrealized Loss on Available for Sale Investments	—	—	—	—	—	—	(27)	(27)
Foreign currency translation adjustment	—	—	—	—	—	—	(73)	(73)
Net income	—	—	—	—	5,007	—	—	5,007

Total comprehensive income								4,907

Balances at December 31, 2005	—	30,844,581	$308	$166,000	$(101,685)	$(5,378)	$104	$59,349

See accompanying notes to consolidated financial statements.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except share amounts)
Cash flows from operating activities:
Net income (loss)	$5,007	$(2,200)	$(3,999)
Less income (loss) from discontinued operation	—	466	329

Income (loss) from continuing operations	5,007	(1,734)	(3,670)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provisions for doubtful accounts and sales returns and credits	434	358	1,024
Depreciation and amortization	1,978	1,952	1,565
Write-down of tooling equipment	82	—	—
(Gain) loss on disposal of assets	(11,639)	15	55
Amortization of deferred compensation	1,498	184	90
Expense for stock to be issued for litigation settlement	799	—	—
Compensation expense settled with stock, options or warrants	163	—	50
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,435)	(5,900)	(5,021)
Inventories	(5,860)	725	(3,825)
Prepaid expenses and other assets	(71)	(898)	(748)
Accounts payable	5,162	5,927	1,412
Accrued expenses and other current liabilities	4,107	(155)	(799)

Net cash provided by (used in) operating activities from continuing operations	(775)	474	(9,867)

Net cash provided by (used in) operating activities from discontinued operations (revised — Note 2)	(166)	44	112

Cash flows from investing activities:
Purchase of property and equipment	(1,411)	(1,110)	(683)
Purchase of investments	(20,313)	—	—
Proceeds from sale of intangible assets	11,692	—	—
Proceeds from sale of handheld software product line	—	388	—
Proceeds from sale of property and equipment	—	—	4

Net cash used in investing activities from continuing operations	(10,032)	(722)	(679)

Net cash used in investing activities from discontinued operations (revised — Note 2)	—	(3)	(33)

Cash flows from financing activities:
Repayment of stock subscription receivables	150	333	1,395
Repayment of long-term debt and capital lease obligations	(25)	(125)	(83)
Net proceeds from issuance of preferred stock	—	—	1,169
Net proceeds from sale of common stock	9,962	216	13,905
Proceeds from exercise of warrants and options	1,828	1,470	1,853
Dividends paid on convertible preferred stock	—	—	(20)

Net cash provided by financing activities from continuing operations	11,915	1,894	18,219

Net increase in cash from continuing operations	1,108	1,646	7,673

Net increase (decrease) in cash from discontinued operations	(166)	41	79

Effects of exchange rates on cash and cash equivalents	(73)	56	106

Net increase in cash and cash equivalents	869	1,744	7,858

Cash and cash equivalents, beginning of year	12,768	11,024	3,166

Cash and cash equivalents, end of year	$13,637	$12,768	$11,024

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except share amounts)
Supplemental disclosure of cash flow information:
Interest paid	$25	$33	$57

Supplemental schedule of noncash investing and financing activities:
Common stock issued in connection with acquisitions, net	$170	$—	$6,703

Issuance of 826,617 restricted stock units for deferred compensation to employees and board members	$6,358	$—	$—

Issuance of 82,200 restricted stock units for settlement of compensation to board members	$—	$697	$—

Warrants issued in connection with the execution and/or extension of line of credit	$—	$—	$25

Issuance of 416,582 shares of common stock for settlement of accounts payable	$—	$—	$812

Issuance of 43,576 shares of common stock for settlement of compensation	$—	$—	$91

Issuance of 302,500 shares of common stock for settlement of Long-term debt	$—	$—	$908

Stock subscription receivable	$—	$—	$195

See accompanying notes to consolidated financial statements.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
(1) Nature of Business
     Mobility Electronics, Inc. and subsidiaries (collectively, “Mobility” or the “Company”) formerly known as Electronics Accessory Specialists International, Inc., was formed on May 4, 1995. Mobility was originally formed as a limited liability corporation; however, in August 1996 the Company became a C Corporation incorporated in the State of Delaware.
     Mobility designs, develops, manufactures and/or distributes power products for high-power mobile electronic devices, such as portable computers; power products for low-power mobile electronic devices, such as mobile phones, PDAs, and MP3 players; connectivity products; expansion products; and docking and accessory products. Mobility distributes products in North America, Europe and Asia Pacific.
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
     The Company believes its critical accounting policies, consisting of revenue recognition, inventory valuation, goodwill valuation, and deferred tax asset valuation affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. These policies are discussed below.
(b) Principles of Consolidation
     The consolidated financial statements include the accounts of Mobility and its wholly owned subsidiaries, Mobility California, Inc. (formerly known as Magma, Inc.), Mobility 2001 Limited, Mobility Idaho, Inc. (formerly known as Portsmith, Inc.), Mobility Texas, Inc. (formerly known as Cutting Edge Software, Inc.), and iGo Direct Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.
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
(e) Short-Term Investments
     Short-term investments that have an original maturity between three months and one year and a remaining maturity of less than one year are classified as either held-to-maturity or available-for-sale. Held-to-maturity securities are stated at amortized cost as it is the intent of the Company to hold these securities until maturity. Available-for-sale securities are recorded at fair value and are classified as current assets due to the Company’s intent and practice to hold these readily marketable investments for less than one year. Any unrealized holding gains and losses related to available-for-sale securities are recorded, net of tax, as a separate component

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of accumulated other comprehensive income. When a decline in fair value is determined to be other than temporary, unrealized losses on available-for-sale securities are charged against net earnings. Realized gains and losses are accounted for on the specific identification method.
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
(g) Inventories
     Inventories consist of finished goods and component parts purchased partially and fully assembled for computer accessory items. The Company has all normal risks and rewards of its inventory held by contract manufacturers and outsourced product fulfillment hubs. Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories include material and overhead costs. Overhead costs are allocated to inventory based on a percentage of material costs. The Company monitors usage reports to determine if the carrying value of any items should be adjusted due to lack of demand for the items. The Company adjusts down the carrying value of inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
(m) Net Income (Loss) per Common Share
     Basic income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or contracts to issue common stock were exercised or converted to common stock or resulted in the issuance of common stock that then shared in the earnings or loss of the Company. In 2004 and 2003, the assumed exercise of outstanding stock options and warrants have been excluded from the calculations of diluted net loss per share as their effect is antidilutive.
(n) Employee Stock Options
     The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for its employee stock options and to adopt the “disclosure only” alternative treatment under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (Statement 123). Statement 123 requires the use of fair value option valuation models that were not developed for use in valuing employee stock options. Under Statement 123, deferred compensation is recorded for the fair value of the stock on the date of the option grant. The deferred compensation is amortized over the vesting period of the option.
     The Financial Accounting Standards Board recently published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for SFAS 123R. In accordance with the new rule, the accounting provisions of SFAS 123R will be effective for the Company in 2006. The Company will adopt the provisions of SFAS 123R using a modified prospective application. Under modified prospective application, SFAS 123R, which provides certain changes to the method for valuing share-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the vesting period has not been completed as of the effective date will be recognized over the remaining vesting period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123. At December 31, 2005, unamortized compensation expense, as determined in accordance with SFAS 123, that the Company expects to record during fiscal 2006 was approximately $63,000. The Company determined it would not issue any stock options in future periods, and accordingly, does not expect to incur additional expense related to the issuance of stock options. The Company is in the process of determining how the guidance regarding valuing share-based compensation as prescribed in SFAS 123R will be applied to valuing share-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on its financial statements.
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
     The decision to accelerate vesting of these options was made primarily to avoid recognizing compensation expense in the statement of operations in future financial statements upon the effectiveness of SFAS 123R. The Company estimates that the maximum future compensation expense that will be avoided, based on an implementation date for SFAS 123R of January 1, 2006,

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
will be approximately $1,772,000, of which approximately $605,000 is related to options held by executive officers and directors of the Company. The acceleration did not generate significant compensation expense as accounted for under APB 25, as the majority of options for which vesting was accelerated had exercise prices that exceeded the market price of the Company’s common stock on March 11, 2005. The pro-forma results presented in the table below include approximately $1,772,000 of compensation expense for the year ended December 31, 2005 resulting from the vesting acceleration.
     Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123R, the Company’s income (loss) and net income (loss) per share would have been changed to the pro forma amount indicated below (amounts in thousands, except per share):

	Years Ended December 31,
	2005	2004	2003
Net income (loss) applicable to common stockholders:
As reported	$5,007	$(2,200)	$(4,464)
Total stock-based employees compensation expense determined under fair-value-based method for all rewards, net of tax	(1,906)	(1,115)	(651)

Pro forma	$3,101	$(3,315)	$(5,115)

Net income (loss) per share attributable to common stockholders — basic:
As reported	$0.17	$(0.08)	$(0.19)

Pro forma	$0.10	$(0.12)	$(0.22)

Net income (loss) per share attributable to common stockholders — diluted:
As reported	$0.16	$(0.08)	$(0.19)

Pro forma	$0.10	$(0.12)	$(0.22)

     The Company did not grant any stock options during the year ended December 31, 2005. The value of stock-based employee compensation expense for the years ended December 31, 2005, 2004 and 2003 was determined using the Black-Scholes method with the following assumptions:

	Years Ended December 31,
	2004	2003
Expected life (years)	3.0	3.5
Risk-free interest rate	3.25%	3.0%
Dividend yield	0.0%	0.0%
Volatility	80.0%	100.0%
(o) Fair Value of Financial Instruments
     The Company’s financial instruments include cash equivalents, short-term investments, accounts receivable, accounts payable and notes payable. Due to the short-term nature of cash equivalents, accounts receivable and accounts payable, the fair value of these instruments approximates their recorded value. In the opinion of management, based upon current information, the fair value of notes payable approximates market value. The Company does not have material financial instruments with off-balance sheet risk.
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

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(r) Segment Reporting
     The Company is engaged in the business of selling accessories for computers and mobile electronic devices. Effective March 31, 2005, the Company formed a separate division, specifically for the purpose of developing, marketing and selling its low-power mobile electronic power products, which the Company has named the “itip Division”. In conjunction with the formation of the itip Division, the Company’s chief operating decision maker (CODM) began separately evaluating the operating results of the itip Division, the High-Power Group and the Connectivity Group. The Company’s CODM continues to evaluate revenues and gross profits based on products lines, routes to market and geographies. Prior to April 1, 2005, the CODM only evaluated operating results for the Company taken as a whole. As a result, effective April 1, 2005, in accordance with FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has determined it has three operating and reporting business segments, consisting of the High-Power Group, itip Division, and Connectivity Group.
(s) Reclassifications
     Certain amounts included in the 2004 and 2003 consolidated financial statements have been reclassified to conform to the 2005 financial statement presentation. In 2005, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.
(t) Recently Issued Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004) (“SFAS 123R”), “Share-Based Payment”, which revised Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”. This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25, and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. On April 15, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for SFAS 123R. In accordance with the new rule, the accounting provisions of SFAS 123R will be effective for the Company in 2006. The Company will adopt the provisions of SFAS 123R using a modified prospective application. Under modified prospective application, SFAS 123R, which provides certain changes to the method for valuing share-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense of approximately $63,000 for outstanding awards for which the vesting period has not been completed as of the effective date will be recognized over the remaining vesting period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123R.
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
     In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
requires retrospective application to prior period financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS 154 further requires a change in depreciation, amortization or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 will become effective for the Company’s fiscal year beginning January 1, 2006. The provisions of SFAS 154 are not expected to have a material effect on the Company’s consolidated financial statements.
     In June 2005, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 143-1 (“FSP FAS 143-1”), “Accounting for Electronic Equipment Waste Obligations.” FSP FAS 143-1 addresses the accounting for obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”) adopted by the European Union (“EU”). FSP FAS 143-1 is effective the later of the first reporting period that ends after June 8, 2005 or the date that the first EU member country in which a company has significant operations adopts the law. As of December 31, 2005, no EU-member country in which the Company has significant operations had adopted the law.
     In September 2005, the Emerging Issues Task Force reached consensus on EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“Issue No. 04-13”). In certain situations, a company may enter into non-monetary transactions to sell inventory to another company in the same line of business from which it also purchases inventory. Under Issue No. 04-13, in general, an entity is required to treat sales and purchases of inventory between the entity and the same counterparty as one transaction for purposes of applying APB Opinion No. 29, “Accounting for Non-monetary Transactions” when such transactions are entered into in contemplation of each other. When such transactions are legally contingent on each other, they are considered to have been entered into in contemplation of each other. The EITF also agreed on other factors that should be considered in determining whether transactions have been entered into in contemplation of each other. Issue No. 04-13 will be effective for all new arrangements entered into in reporting periods beginning after March 15, 2006. The Company’s adoption of the provisions of Issue No. 04-13 are not expected to impact its financial condition or results of operations.
(3) Acquisition
     On December 1, 2003 the Company acquired certain assets, including a software license, customer relationships, and consulting/employment agreements relating to the handheld hardware business of Invision Software, Inc. and Invision Wireless LLC, for 70,000 shares of common stock, valued at $11.36 per share, or $795,000. In addition, earn-out payments may be made to Invision Software and Invision Wireless, up to a maximum of 150,000 shares of common stock at the rate of 15,000 shares for each $10 million in revenue from the sales of certain handheld hardware products during the three year period following the close date of the acquisition. Other earn-out consideration may be earned and paid in quarterly cash installments based on 15% of sales of certain other handheld hardware products during the same three year period following the close date of the acquisition. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed, based upon the estimated fair values at the date of acquisition. The fair value of the assets acquired of $1,642,000 exceeded the initial consideration of $795,000 by $847,000. Accordingly, upon acquisition the Company recorded a current liability of $396,000 and a non-current liability of $451,000, which will be reduced by future earn-out payments or reversed to income if the earn-out criteria are not met. The purchase price of $1,642,000 was allocated to amortizable intangible assets. No goodwill was recorded as a result of this transaction.
     During 2005 and 2004, the Company made earn-out payments of $304,000 and $131,000, respectively, and reduced the corresponding liability for estimated earn-out payments.
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
     The fair value of the Company’s investments in marketable securities is based on quoted market prices which approximate fair value due to the frequent resetting of interest rates. The Company assesses its investments in marketable securities for other-than-

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
temporary declines in value by considering various factors that include, among other things, any events that may affect the creditworthiness of a security’s issuer, the length of time the security has been in a loss position, and the Company’s ability and intent to hold the security until a forecasted recovery of fair value.
     There were no proceeds from sales or maturities of marketable securities in the year ended December 31, 2005. As of December 31, 2005, the amortized cost basis, net unrealized holding gains (losses), and aggregate fair value by major security type were as follows (in thousands):

	Amortized	Net Unrealized	Aggregate
	Cost	Holding Gains (Losses)	Fair Value
Corporate securities:
Commercial paper	$6,831	$(3)	$6,828
Corporate notes and bonds	8,295	(21)	8,274
Certificates of deposit	1,801	—	1,801
Asset backed securities — fixed	900	—	900

	17,827	(24)	17,803
U.S. government securities	2,486	(3)	2,483

	$20,313	$(27)	$20,286

(5) Inventories
     Inventories consist of the following (amounts in thousands):

	December 31,
	2005	2004
Raw materials	$2,946	$2,122
Finished goods	10,427	5,391

	$13,373	$7,513

(6) Property and Equipment
     Property and equipment consists of the following (amounts in thousands):

	December 31,
	2005	2004
Furniture and fixtures	$524	$483
Store, warehouse and related equipment	1,554	1,019
Computer equipment	3,315	2,839
Tooling	2,927	2,706
Leasehold improvements	574	544

	8,894	7,591
Less accumulated depreciation and amortization	(6,484)	(5,464)

Property and equipment, net	$2,410	$2,127

(7) Goodwill
     Goodwill by segment is as follows (amounts in thousands):

High-Power Group	$3,578
Connectivity Group	6,992

$10,570

     In accordance with Statement 142, the Company determined that each operating segment represented a reporting unit for purposes of testing goodwill for impairment. The Company evaluated goodwill for impairment as of December 31, 2005, 2004 and 2003 and determined its recorded goodwill is not impaired as of December 31, 2005, 2004 and 2003.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(8) Intangible Assets
     Intangible assets consist of the following at December 31, 2005 and 2004 (amounts in thousands):

		December 31, 2005			December 31, 2004
	Average	Gross		Net	Gross		Net
	Life	Intangible	Accumulated	Intangible	Intangible	Accumulated	Intangible
	(Years)	Assets	Amortization	Assets	Assets	Amortization	Assets
Amortized intangible assets:
License fees	7	$1,947	$(743)	$1,204	$2,258	$(843)	$1,415
Patents and trademarks	3	2,018	(968)	1,050	1,921	(994)	927
Trade names	10	378	(126)	252	378	(88)	290
Customer list	3	662	(448)	214	662	(235)	427

Total		$5,005	$(2,285)	$2,720	$5,219	$(2,160)	$3,059

     Aggregate amortization expense for identifiable intangible assets totaled $933,000, $1,098,000 and $719,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Estimated amortization expense for each of the five succeeding years ended December 31 is as follows (amounts in thousands):

Amortization
Year	Expense
2006	$743
2007	541
2008	495
2009	373
2010	270
     During 2005 the Company sold a portfolio of 46 patents and patents pending related to its Split Bridge and serialized PCI intellectual property for gross proceeds of $13,000,000. The historical cost of this portfolio of patents was $501,000 less accumulated amortization of $448,000, or net book value of $53,000. Other expenses associated with the sale were $1,309,000, resulting in a gain on the sale of these assets of $11,639,000. Under the terms of the agreement, the Company has received a perpetual, non-exclusive license to utilize the patent portfolio in its ongoing connectivity business. The Company will continue to retain all of its patents and patents pending related to its power and other connectivity technologies.
     During 2004 the Company sold the following intangible assets related to the handheld software product line (amounts in thousands).

	Gross		Net
	Intangible	Accumulated	Intangible
	Assets	Amortization	Assets
Software	$1,100	$(409)	$691
Non-compete agreements	84	(61)	23
Patents and trademarks	64	—	64
Customer list	43	(9)	34

Total	$1,291	$(479)	$812

(9) Line of Credit
     In October 2002, the Company entered into a $10,000,000 line of credit with a bank. The line bears interest at prime (7.25% at December 31, 2005), interest only payments are due monthly, with final payment of interest and principal due on July 31, 2006. The line of credit is secured by all assets of the Company. The Company had no outstanding balance against the line of credit at December 31, 2005 and 2004. At December 31, 2005, the Company’s net borrowing base capacity was $9,015,000. The line of credit is subject to financial covenants. The Company was not in compliance with the covenants at December 31, 2005 and has obtained a debt covenant waiver from its bank.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(10) Long-Term Debt and Other Non-current Liabilities
     Long-term debt and other non-current liabilities consist of the following (amounts in thousands):

	December 31,
	2005	2004
Estimate of Invision earn-out	$412	$716
Liability for license fee	50	75

	462	791
Less current portion	437	328

Long-term debt, less current portion	$25	$463

     In connection with its acquisition of certain assets of Invision Software and Invision Wireless, the Company recorded a liability of $847,000, which represents the excess of the fair value of assets acquired over the initial consideration paid for those assets. This liability will be reduced by earn-out payments when the contingent consideration is earned. During 2005 and 2004, the Company paid $304,000 and $131,000 in earn-out consideration, respectively. The Company has recorded a current portion of this liability of $412,000 based on its estimate of contingent consideration to be earned during 2006.
     In connection with its settlement of litigation with General Dynamics during 2003, the Company obtained a ten year trademark license from General Dynamics in exchange for $400,000, plus $1,000 in interest charges. The Company made installment payments of $201,000, $125,000 and $25,000 during 2003, 2004 and 2005, respectively. Future installments are payable as follows: $25,000 on January 15, 2006, which has been recorded as a current liability, and $25,000 on January 15, 2007.
(11) Lease Commitments
     The Company has entered into various non-cancelable operating lease agreements for its office facilities and office equipment. Existing facility leases require monthly rents plus payment of property taxes, normal maintenance and insurance on facilities. Rental expense for the operating leases was $885,000, $875,000 and $1,061,000 during the years ended 2005, 2004, and 2003, respectively.
     A summary of the minimum future lease payments for the years ending after December 31 follows (amounts in thousands):

2006	846
2007	831
2008	490
2009	19
2010	—
Thereafter	—

$2,186

(12) Income Taxes
     The provision for income taxes includes income taxes currently payable and those deferred due to temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. The Company recorded a provision for income tax of $285,000 for the year ended December 31, 2005 as a result of corporate alternative minimum taxes. The Company recorded no provision for income tax for the years ended December 31, 2004 and 2003.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The provision for income taxes differed from the amounts computed by applying the statutory U.S. federal income tax rate of 34% in 2005, 2004 and 2003 to income (loss) before income taxes as a result of the following:

	Years Ended December 31,
	2005	2004	2003
Federal statutory rate	$1,799	$(748)	$(1,360)
Meals, entertainment and other non-deductible expenses	36	21	15
State income taxes	93	—	—
Foreign rate differential	14	13	29
Gain on sale of assets of Texas subsidiary	143	246	—
Reduction of net operating loss due to Section 382 limitation	18,678	—	—
Change in deferred tax valuation allowance	(21,934)	468	296
Nondeductible litigation settlement expense	1,456	—	—
Cancellation of debt	—	—	1,020

Income tax provision (benefit)	$285	$—	$—

     With the exception of 2005, the Company has generated net operating losses for both financial and income tax reporting purposes since inception. At December 31, 2005, the Company had net operating loss carryforwards for federal income tax purposes of approximately $85,859,000 and approximately $5,170,000 for foreign income tax purposes which, subject to possible annual limitations, are available to offset future taxable income, if any. The federal net operating loss carry forwards expire between 2011 and 2023.
     In 2005, a preliminary Section 382 assessment was performed on the net operating losses of iGo which were acquired as part of the iGo acquisition in 2002. Based on this preliminary assessment, the Company has determined that it is doubtful that these net operating losses will be utilized due to the limitations of Section 382. Therefore, the deferred tax asset and the related valuation allowance for these net operating losses was reversed in 2005 to reflect the fact that this portion of the net operating losses will never be used.
     The temporary differences that give rise to deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows (amounts in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Net operating loss carry forward for federal income taxes	$29,192	$52,315
Net operating loss carry forward for foreign income taxes	1,551	1,446
Net operating loss carry forward for state income taxes	2,184	3,556
Depreciation and amortization	149	—
Intangibles	818	—
Accrued liabilities	1,042	88
Reserves	135	117
Bad debts	137	146
Tax credits	466	181
Inventory obsolescence	560	677

Total gross deferred tax assets	36,234	58,526

Deferred tax liabilities:
Depreciation and amortization	—	(330)
Acquisitions	(225)	(253)

Total gross deferred tax liabilities	(225)	(583)

Net deferred tax assets	36,009	57,943
Less valuation allowance	(36,009)	(57,943)

Net deferred tax assets	$—	$—

     The valuation allowance for deferred tax assets as of December 31, 2005 and 2004 was $36,009,000 and $57,943,000, respectively. The change in the total valuation allowance for the year ended December 31, 2005 was a decrease of $21,934,000. The

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
decrease in deferred tax asset valuation allowance is due primarily to the Section 382 analysis for iGo net operating losses, as described above.
     During 2004, the Company completed its tax return filings for years related to its significant acquisitions. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. In addition, due to the frequency of equity transactions and acquisitions by the Company, it is possible the use of the Company’s remaining net operating loss carryforward may be limited in accordance with Section 382 of the Internal Revenue Code. A determination as to this limitation is currently underway. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in assessing the valuation allowance. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management currently believes it is more likely than not that the Company will not realize the benefits of these deductible differences.
(13) Stockholders’ Equity
(a) Convertible Preferred Stock and Related Warrants
     During 2005, all of the remaining shares of Series C preferred stock, which consisted of a total of 270,541 shares, were converted into 276,596 shares of common stock at an average rate of 1-to-1.02238.
     Series C preferred stock was convertible into shares of common stock. The initial conversion rate was one for one, but was subject to change if certain events occurred. Generally, the conversion rate was adjustable if the Company issued any non-cash dividends on outstanding securities, split its securities or otherwise effected a change to the number of its outstanding securities. The conversion rate was also adjustable when the Company issued additional securities at a price that was less than the price that the Series C preferred stockholders paid for their shares. Such adjustments were made according to certain formulas that were designed to prevent dilution of the Series C preferred stock. The Series C preferred stock was subject to conversion at any time at the option of the holder, and was subject to automatic conversion upon the occurrence of certain events. At December 31, 2005 and 2004, there were 15,000,000 shares of Series C preferred stock authorized and 0 and 270,541 issued and outstanding, respectively.
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
     All of the Series E Warrants have been exercised and converted into 216,263 shares of common stock, and no Series E Warrants were outstanding at December 31, 2003. As of December 31, 2004, there were 46,999 Series F Warrants outstanding and exercisable for 46,999 shares of common stock. As of December 31, 2005, there were 41,470 Series F Warrants outstanding and exercisable for 41,470 shares of common stock.
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
(b) Common Stock and Related Warrants
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
     During 2005, the Company, RadioShack and Motorola entered into several agreements to restructure their existing strategic relationship. The material agreements include a Strategic Partners Investment Agreement among the parties pursuant to which Motorola and RadioShack each purchased 689,656 shares of Mobility’s common stock at a price of $7.25 per share, for a total aggregate issuance by Mobility of 1,379,312 shares of its common stock and total aggregate gross proceeds to Mobility of $10 million; RadioShack and Motorola each received two warrants which provide each with the right to purchase up to an additional 1,190,476 shares of Mobility’s common stock at a price of $8.40 per share upon the achievement of certain performance results by Mobility, providing for a potential aggregate issuance by Mobility of an additional 2,380,952 shares of its common stock. There are two performance targets, each based on Division EBIT, as defined in the agreement. When the Division achieves $25 million in EBIT, 1,190,476 warrants will become exercisable. When the Division achieves $50 million in EBIT, the remaining 1,190,476 warrants will become exercisable. In addition, pursuant to the terms of these warrants, if at any time following March 31, 2006 the closing price of the Company’s common stock exceeds $16.80 per share for 20 consecutive trading days, the Company may, at its option, notify and require that RadioShack and Motorola exercise, or lose, these warrants within 180 days. When it becomes probable that each of the performance targets of the Division will be met, or when the Company notifies and requires that RadioShack and Motorola exercise, or lose, the warrants, the fair value of the warrants will be measured and a corresponding charge will be recorded to sales and marketing expense.
(c) Stock Subscription
     During 2001, the Company entered into a promissory note in the principal sum of $76,200 with a consultant to finance his purchase of 60,000 shares of common stock at a purchase price of $1.28 per share. The Company recorded compensation expense of $21,000 during 2001 as a result of this transaction. During 2003, the Company entered into an agreement with this consultant to forgive the balance of the promissory note over a service period of time from May 2003 through June 2004. The Company reduced the principal balance of the promissory note by $36,480 and $39,720, and recorded compensation expense of $36,480 and $39,720 during 2003 and 2004, respectively. At December 31, 2004, the outstanding principal balance of the promissory note was $0.
     During 2002, the Company entered into promissory notes in the principal sum of $280,000 with four executives of the Company to finance their purchase of 200,000 shares of common stock at a composite purchase price of $1.40 for one share of common stock. During 2003, one promissory note, in the principal amount of $70,000, was repaid. During 2004, one promissory note, in the principal amount of $70,000, was repaid. During 2005, two promissory notes, in the principal sum of $140,000 were repaid.
     During 2003, in connection with its acquisition of Portsmith, the Company recorded various promissory notes it had acquired in the principal sum of $203,000. During 2003, several promissory notes, in the principal sum of $161,000, were repaid. During 2004, two promissory notes, in the principal sum of $29,000, were repaid. During 2005, one promissory note, in the principal sum of $10,000, was repaid. At December 31, 2005, two promissory notes, in the principal sum of $4,000 remain outstanding.
     During 2003, the Company entered into a promissory note in the principal sum of $195,000 with a consultant to finance his purchase of 30,000 shares of common stock at a purchase price of $6.50 per share. The Company entered into an agreement with this consultant to forgive the balance of the promissory note in December 2004. The Company reduced the principal balance of the

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
promissory note by $195,000, and recorded compensation expense of $195,000 during 2004. At December 31, 2004, the outstanding principal balance of the promissory note was $0.
     During 2004, the Company recorded a stock subscription payable of $21,000 and related compensation expense representing 2,370 shares of common stock to be issued to various members of the Company’s board of directors in January 2005, for services rendered in 2004. These shares of common stock were issued in 2005.
(14) Employee Benefit Plans
(a) Retirement Plan
     The Company has a defined contribution 401(k) plan for all employees. Under the 401(k) plan, employees are permitted to make contributions to the plan in accordance with IRS regulations. The Company may make discretionary contributions as approved by the Board of Directors. The Company contributed $270,000, $214,000 and $177,000 during 2005, 2004 and 2003, respectively.
(b) Stock Options
     In 1995, the Board granted stock options to employees to purchase 132,198 shares of common stock. Later in 1996, the Company adopted an Incentive Stock Option Plan (the 1996 Plan) pursuant to the Internal Revenue Code. During 2002, the 1996 Plan was amended to increase the aggregate number of shares of common stock for which options may be granted or for which stock grants may be made to 3,000,000. During 2002, in connection with its acquisition of Cutting Edge Software, the Company’s Board of Directors authorized the issuance of options to purchase 150,000 shares of common stock to certain Cutting Edge Software employees (the CES Options). During 2004, the Company adopted the Mobility Electronics, Inc. Omnibus Long-Term Incentive Plan (the 2004 Omnibus Plan) and the Mobility Electronics, Inc. Non-Employee Directors Plan (the 2004 Directors Plan). Under the 2004 Omnibus Plan, the Company may grant up to 2,350,000 stock options, stock appreciation rights, restricted stock awards, performance awards, and other stock awards. Under the 2004 Directors Plan, the Company may grant up to 400,000 stock options, stock appreciation rights, restricted stock awards, performance awards, and other stock awards. The options under the 1996 Plan, the CES Options, and the 2004 Omnibus Plan were granted at the fair market value of the Company’s stock at the date of grant as determined by the Company’s Board of Directors. Options become exercisable over varying periods up to 3.5 years and expire at the earlier of termination of employment or up to six years after the date of grant. There were 103,319, 1,452,076 and 247,234 shares available for grant under the 1996 Plan, the 2004 Omnibus Plan and the 2004 Directors Plan, respectively, as of December 31, 2005.
     The Company did not grant any stock options during the year ended December 31, 2005. The per share weighted average fair value of stock options granted under the 1996 Plan, the CES Options, and the 2004 Omnibus Plan for the years ended December 31, 2004 and 2003, was $4.24 and $2.69, respectively, based on the date of grant using the Black-Scholes method with the following weighted average assumptions:

	Years Ended December 31,
	2004	2003
Expected life (years)	3.0	3.5
Risk-free interest rate	3.25%	3.0%
Dividend yield	0.0%	0.0%
Volatility	80.0%	100.0%

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table summarizes information regarding stock option activity for the years ended December 31, 2003, 2004 and 2005:

		Weighted Average
		Exercise Price per
	Number	Share
Outstanding, December 31, 2002	2,579,597	$2.35
Granted	1,210,410	3.98
Canceled	(790,432)	2.79
Exercised	(650,487)	2.39

Outstanding, December 31, 2003	2,349,088	3.03
Granted	419,000	7.93
Canceled	(232,271)	5.15
Exercised	(593,658)	2.13

Outstanding, December 31, 2004	1,942,159	4.11
Granted	—	—
Canceled	(135,458)	2.53
Exercised	(623,955)	2.90

Outstanding, December 31, 2005	1,182,746	$4.92

     The following table summarizes information about the stock options outstanding at December 31, 2005:

		Weighted	Weighted		Weighted
		Average	Average		Average
	Options	Remaining	Exercise	Options	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$0.79-$1.28	310,242	2.66	$1.08	184,223	$1.10
$1.29-$3.15	301,178	1.76	$2.16	267,994	$2.21
$3.16-$8.82	298,326	4.36	$7.61	293,827	$7.66
$8.83-$11.95	273,000	3.99	$9.40	273,000	$9.40

$0.79-$11.95	1,182,746	3.17	$4.92	1,019,044	$5.51

(c) Restricted Stock Units
     Under the 2004 Directors Plan and the 2004 Omnibus Plan, the Company has instituted the grant of Restricted Stock Units (RSUs) in lieu of stock options. The RSUs are accounted for using the measurement and recognition principles of APB 25. Accordingly, unearned compensation is measured at fair market value on the date of grant and recognized as compensation expense over the period in which the RSUs vest. RSUs awarded to employees under the 2004 Omnibus Plan vest 100% upon the five-year anniversary of the grant date, but may vest earlier, in full, if specific performance criteria are met or, on a pro rata basis, upon the death, disability, termination without cause, or retirement of plan participants. RSUs awarded to board members under the 2004 Directors Plan for election to the board vest 100% upon the three-year anniversary of the grant date, but may vest earlier, on a pro rata basis, upon the death, disability, or retirement of plan participants. RSUs awarded to board members under the 2004 Directors Plan for committee service vest 100% upon the one-year anniversary of the grant date, but may vest earlier, on a pro rata basis, upon the death, disability, or retirement of plan participants.
     During 2004, the Company recorded unearned compensation as a reduction in stockholders’ equity as a result of the grant of RSUs valued at $697,000 and amortized $184,000 to compensation expense. During 2005, the Company recorded unearned compensation as a reduction in stockholders’ equity as a result of the grant of RSUs valued at $6,358,000 and amortized $1,498,000 to compensation expense.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table summarizes information regarding restricted stock unit activity under the 2004 Directors Plan for the years ended December 31, 2004 and 2005:

		Weighted Average
	Number	Value per Share
Outstanding, January 1, 2004	—	—
Granted	82,200	$8.48
Canceled	—	—
Released to common stock	—	—
Released for settlement of taxes	—	—

Outstanding, December 31, 2004	82,200	8.48
Granted	59,700	8.54
Canceled	—	—
Released to common stock	—	—
Released for settlement of taxes	—	—

Outstanding, December 31, 2005	141,900	$8.51

     The following table summarizes information regarding restricted stock unit activity under the 2004 Omnibus Plan for the year ended December 31, 2005:

		Weighted Average
	Number	Value per Share
Outstanding, January 1, 2005	—	—
Granted	894,448	$7.51
Canceled	(119,422)	7.35
Released to common stock	(6,006)	7.33
Released for settlement of taxes	(2,103)	7.33

Outstanding, December 31, 2005	766,917	$7.53

(d) Employee Stock Purchase Plan
     The Company established an Employee Stock Purchase Plan (the “Purchase Plan”) in October 2001, under which 2,000,000 shares of common stock have been reserved for issuance. Eligible employees may purchase a limited number of shares of the Company’s common stock at 85% of the market value at certain plan-defined dates. In 2003, 78,374 were issued under the Purchase Plan for net proceeds of $102,000. In 2004, 16,301 shares were issued under the Purchase Plan for net proceeds of $93,000. In 2005, 27,565 shares were issued under the Purchase Plan for net proceeds of $189,000. At December 31, 2005, 1,773,037 shares were available for issuance under the Purchase Plan. On January 31, 2006, the Company’s Board of Directors decided to eliminate the Purchase Plan effective April 1, 2006.
(15) Discontinued Operations
     During 2004, the Company sold substantially all assets of its Texas subsidiary, which developed and marketed a handheld software product line, for $3,477,500 plus assumed liabilities of $467,000. The Company received $387,500 in cash, $200,000 held in a short-term escrow fund, $415,000 in a short-term receivable and $2,475,000 in notes receivable in exchange for assets with a book value of $3,235,000. In connection with this sale of assets, the Company has recorded a deferred gain of $587,000 as a reduction of the notes receivable. Recognition of the gain will occur when collectibility of notes receivable is reasonably assured.
     The results of operations from the handheld software product line have been presented in the statements of operations as discontinued operations. Following is a summary of the discontinued operations related to the Company’s Texas subsidiary that were sold in 2004 (amounts in thousands):

	Years Ended December 31,
	2004	2003
Revenue	$1,063	$1,120
Cost of Revenue	319	278

Gross profit	744	842
Selling, general and administrative expenses	1,210	1,171

Total discontinued operations	$(466)	$(329)

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(16) Net Income (Loss) per Share
     The computation of basic and diluted net income (loss) per share (EPS) follows (in thousands, except per share amounts):

	Years Ended December 31,
	2005	2004	2003
Basic net income (loss) per share computation:
Numerator:
Income (loss) from continuing operations	$5,007	$(1,734)	$(3,670)
Discontinued operations	—	(466)	(329)

Net income (loss)	5,007	(2,200)	(3,999)
Beneficial conversion costs of preferred stock	—	—	(445)
Preferred stock dividend	—	—	(20)

Net income (loss) attributable to common stockholders	$5,007	$(2,200)	$(4,464)

Denominator:
Weighted average number of common shares outstanding	30,004	28,027	23,440

Basic net income (loss) per share:
Continuing operations	$.017	$(0.06)	$(0.16)
Discontinued operations	$—	$(0.02)	$(0.01)
Net income (loss) per share attributable to common stockholders	$.017	$(0.08)	$(0.19)

Diluted net income (loss) per share computation:
Numerator:
Income (loss) from continuing operations	$5,007	$(1,734)	$(3,670)
Discontinued operations	—	(466)	(329)

Net income (loss)	5,007	(2,200)	(3,999)
Beneficial conversion costs of preferred stock	—	—	(445)
Preferred stock dividend	—	—	(20)

Net income (loss) attributable to common stockholders	$5,007	$(2,200)	$(4,464)

Denominator:
Weighted average number of common shares outstanding	30,004	28,027	23,440
Effect of dilutive stock options, warrants, and restricted stock units	1,894	—	—
Effect of common shares issuable upon conversion of preferred shares	105	—	—

	32,003	28,027	23,440

Stock options, warrants and restricted stock units not included in dilutive net income (loss) per share since antidilutive	—	2,077	2,596
Convertible preferred stock not included in dilutive net income (loss) per share since antidilutive	—	271	330

Diluted net income (loss) per share:
Continuing operations	$.016	$(0.06)	$(0.16)
Discontinued operations	$—	$(0.02)	$(0.01)
Net income (loss) per share attributable to common stockholders	$.016	$(0.08)	$(0.19)

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(17) Business Segments, Concentration of Credit Risk and Significant Customers
     The Company is engaged in the business of selling accessories for computers and mobile electronic devices. Effective March 31, 2005, the Company formed a separate division, specifically for the purpose of developing, marketing and selling its power products for low-power mobile electronic devices, which the Company has named the “itip Division”. In conjunction with the formation of the itip Division, the Company’s chief operating decision maker (CODM) began separately evaluating the operating results of the itip Division, the High-Power Group and the Connectivity Group. The Company’s CODM continues to evaluate revenues and gross profits based on products lines, routes to market and geographies. Prior to April 1, 2005, the CODM only evaluated operating results for the Company taken as a whole. As a result, effective April 1, 2005, in accordance with FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has determined it has three operating business segments, consisting of the High-Power Group, itip Division, and Connectivity Group.
     The following tables summarize the Company’s revenue, operating results and assets by business segment (amounts in thousands):

	Years Ended December 31,
	2005	2004	2003
Revenue:
High-Power Group	$63,118	$53,324	$34,848
itip Division	4,024	—	—
Connectivity Group	18,359	16,889	15,902

	$85,501	$70,213	$50,750

	Years Ended December 31,
	2005	2004	2003
Operating income (loss):
High-Power Group	$12,676	$7,246	$4,579
itip Division	(2,472)	—	—
Connectivity Group	1,235	1,892	1,517
Corporate	(14,303)	(10,836)	(9,743)

	$(2,864)	$(1,698)	$(3,647)

     The Company’s corporate function supports its various business segments and, as a result, the Company attributes the aggregate amount of its general and administrative expense to corporate as opposed to allocating it to individual business segments.

	December 31,
	2005	2004
Assets:
High-Power Group	$33,480	$28,704
itip Division	—	—
Connectivity Group	14,961	12,333
Corporate	35,469	14,380

	$83,910	$55,417

     The Company’s cash and investments are used to support its various business segments and, as a result, the Company considers its aggregate cash and investments to be corporate assets as opposed to assets of individual business segments.
     The following table summarizes the Company’s revenue by product line (amounts in thousands):

	Revenue by Product Line
	Years Ended December 31,
	2005	2004	2003
High-power mobile electronic power products	$53,917	$44,130	$27,757
Low-power mobile electronic power products	10,233	4,813	—
Handheld products	12,171	10,453	9,774
Expansion and docking products	6,279	6,802	6,736
Accessories and other products	2,901	4,015	6,483

Total revenues	$85,501	$70,213	$50,750

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table summarizes the Company’s profit margins by product lines. Profit margins, as indicated below, are computed on the basis of direct product cost only, which does not include overhead cost that is factored into consolidated gross profit margin:

	Years Ended December 31,
	2005	2004	2003
High-power mobile electronic power products	36%	38%	45%
Low-power mobile electronic power products	40%	40%	—
Handheld products	36%	34%	26%
Expansion and docking products	60%	59%	52%
Accessories and other products	68%	52%	63%
     The following tables summarize the Company’s revenue by geography and the percentages of revenue by route to market amounts in thousands):

	Revenue by Geography
	Years Ended December 31,
	2005	2004	2003
North America	$73,142	$57,646	$43,664
Europe	5,986	7,874	6,042
Asia Pacific	6,353	4,534	951
All other	20	159	93

	$85,501	$70,213	$50,750

	% of Revenue by Route to Market
	Years Ended December 31,
	2005	2004	2003
OEM and private-label-resellers	63%	61%	45%
Retailers and distributors	27%	27%	45%
Other	10%	12%	10%

	100%	100%	100%

     Three customers accounted for 27%, 18%, and 13% of net sales for the year ended December 31, 2005. Three customers accounted for 24%, 18%, and 10% of net sales for the year ended December 31, 2004. Four customers accounted for 15%, 14%, 11% and 10% of net sales for the year ended December 31, 2003.
     Three customers’ accounts receivable balances accounted for 43%, 23% and 14% of net accounts receivable at December 31, 2005. Three customers’ accounts receivable balances accounted for 29%, 17% and 10% of net accounts receivable at December 31, 2004.
     Export sales were approximately 15%, 18% and 14% of the Company’s net sales for the year ended December 31, 2005, 2004 and 2003, respectively. The principal international markets served by the Company were Europe and Asia Pacific.
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
     Allowance for doubtful accounts was $316,000 and $311,000 at December 31, 2005 and December 31, 2004, respectively. Allowance for sales returns was $231,000 and $183,000 at December 31, 2005 and December 31, 2004, respectively.
(18) Contingencies
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

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The potential loss to the Company as a result of these claims is not currently estimable. The Company is pursuing coverage and reimbursement under iGo’s directors’ and officers’ liability insurance policy as it relates to this potential iGo indemnification matter.
     The Company is from time to time involved in various legal proceedings incidental to the conduct of its business. The Company believes that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on its business, financial condition, results of operations or liquidity.
(19) Related Party Transactions
     The Company previously had an agreement with a related entity under which this entity provided management services. The Company discontinued its agreement with this related party effective August 31, 2003. The Company paid the consultant approximately $0, $0, and $8,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
     During 2002, the Company sold 200,000 shares of common stock to four executives at a purchase price of $1.40 per share. Each investor executed and delivered to the Company a three-year promissory note, in the original principal amount of $70,000 each (or $280,000 in total) and bearing interest at a rate of 6% per annum. Each promissory note is secured by the shares of common stock issued. During 2003, one promissory note was paid in full. During 2004, an additional promissory note was paid in full. During 2005, the remaining two promissory notes were paid in full.
(20) Supplemental Financial Information
     A summary of additions and deductions related to the allowances for accounts receivable for the years ended December 31, 2005, 2004 and 2003 follows (amounts in thousands):

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Year	Expenses	Utilization	Year
Allowance for doubtful accounts:
Year ended December 31, 2005	$311	$—	$(5)	$316

Year ended December 31, 2004	$424	$(122)	$(9)	$311

Year ended December 31, 2003	$239	$421	$236	$424

Allowance for sales returns:
Year ended December 31, 2005	$183	$434	$386	$231

Year ended December 31, 2004	$124	$480	$421	$183

Year ended December 31, 2003	$211	$603	$690	$124

(21) Subsequent Event
     On February 15, 2006, without admitting any liability, and in order to avoid the risk, cost and burden of further litigation, the Company entered into a compromise settlement agreement and release regarding the litigation entitled Holmes Lundt, et al. vs. Mobility Electronics, Inc., et al. and Jason Carnahan, et al. vs. Mobility Electronics, Inc., et al., filed in the District Court of the Fourth Judicial District of the State of Idaho, in and for the County of Ada, Case No. CV OC 0302562D, and Jess Asla, et al. vs. Mobility Electronics, Inc., et al., filed in the United States District Court for the District of Idaho, Case No. CV-050342-S-BLW. This litigation initially was commenced on April 2, 2003, by Holmes Lundt, former President and CEO of Mobility Idaho, Inc. (formerly Portsmith, Inc.), the Company’s wholly-owned subsidiary, and his wife. Subsequently, additional plaintiffs were added to the Lundt complaint, the Carnahan complaint was filed and later joined with the Lundt complaint, the Asla complaint was filed, and several of the Company’s officers and directors were added as defendants. The claims asserted in this litigation arose substantially out of the transactions surrounding the Company’s acquisition of Portsmith in February 2002 and the plaintiffs were seeking monetary damages. Among other things, the plaintiffs disputed that the Company appropriately calculated and paid the earn-out consideration called for by the Portsmith merger agreement. In addition, the plaintiffs asserted claims for breach of contract, breach of an alleged covenant of good faith and fair dealing, unjust enrichment, declaratory judgment, breach of fiduciary duty, constructive trust, conversion, and interference with prospective economic advantage. The Lundt plaintiffs also asserted claims for breach of Mr. Lundt’s employment agreement, and wrongful termination of Mr. Lundt. The parties to the settlement agreement included all of the plaintiffs and defendants in this litigation. Pursuant to the terms of the settlement agreement, the Company paid the plaintiffs the aggregate sum of $3,000,000, released one plaintiff from the repayment of a $484,000 obligation, and issued 82,538 shares of the Company’s common stock, valued at $9.68 per share, which was the market value of the Company’s common stock on the settlement date, to one plaintiff

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
that were earned pursuant to the earn-out provisions of the Portsmith merger agreement but not previously issued. As the underlying litigation existed at December 31, 2005 and as the settlement amount was both probable and estimable prior to the issuance of these financial statements, the Company recorded other expense of $4,284,000 in connection with this settlement for the year ended December 31, 2005. The Company recorded a current liability at December 31, 2005 in the amount of $3,000,000 representing the cash to be paid and wrote-off the $484,000 note receivable, and recorded a non-current liability in the amount of $799,000 representing the value of the 82,538 shares of common stock to be issued. In addition, pursuant to the terms of the settlement agreement, the plaintiffs and defendants in the litigation mutually agreed to release each other and their affiliates from any and all claims that they may have against the other, including without limitation, any and all claims relating to the Portsmith merger agreement, and also agreed to be responsible for their own respective attorneys’ fees and costs.
(22) Quarterly Financial Data (Unaudited)
     A summary of the quarterly data for the years ended December 31, 2005 and 2004 follows (amounts in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2005:
Net revenue	$18,358	$20,427	$23,104	$23,612

Gross profit	$5,477	$6,411	$7,425	$6,535

Operating expenses	$(6,442)	$(6,479)	$(7,824)	$(7,967)

Gain on disposal of assets	$—	$11,639	$—	$—

Litigation settlement expense	$—	$—	$—	$(4,284)

Income (loss) from continuing operations	$(927)	$11,468	$(142)	$(5,392)

Net income (loss)	$(927)	$11,468	$(142)	$(5,392)

Net income (loss) per share:
Basic	$(0.03)	$0.38	$(0.00)	$(0.18)

Diluted	$(0.03)	$0.36	$(0.00)	$(0.18)

Year ended December 31, 2004:
Net revenue	$14,044	$16,651	$18,959	$20,559

Gross profit	$4,612	$4,346	$5,857	$6,104

Operating expenses	$(5,796)	$(5,641)	$(5,734)	$(5,445)

Income (loss) from continuing operations	$(1,180)	$(1,344)	$90	$700

Loss from discontinued operations	$(1)	$(169)	$(296)	$—

Net income (loss)	$(1,181)	$(1,513)	$(206)	$700

Net income (loss) per share:
Basic and diluted	$(0.04)	$(0.05)	$(0.01)	$0.02

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A.      Controls and Procedures
     Evaluation of Disclosure Controls and Procedures — We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings with the Securities and Exchange Commission (the “Commission”) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating our controls and procedures. With the participation of the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005. Based on this evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2005.
     See page 38 for Management’s Report on Internal Control Over Financial Reporting and page 39 for Report of Independent Registered Public Accounting Firm on our assessment of internal control over financial reporting and opinion on the effectiveness of our internal control over financial reporting.
     Restatement of Previously Issued Consolidated Financial Statements — Section 408 of the Sarbanes-Oxley Act of 2002 requires that the staff of the Commission (the “Staff”) review the filings of all reporting companies not less frequently than once every three years. In accordance with that requirement, the Staff conducted a review of our periodic reports and commented on certain aspects of our Annual Report on Form 10-K for the year ended December 31, 2004 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2005. Pursuant to these comments, the Staff requested support for our decision to record costs, consisting primarily of legal fees stemming from unresolved issues in connection with the acquisition of Portsmith and iGo, as goodwill, rather than as period expense. Based on these comments and discussions with the Staff on October 27, 2005, and after consultation with our independent registered public accounting firm, KPMG LLP, our management recommended, and our Audit Committee determined, on October 27, 2005, that we would restate previously issued financial statements to record these costs as expense in the period incurred rather than as goodwill.
     In our Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 11, 2005, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004. As provided in paragraph 140 of the Public Company Accounting Oversight Board’s Auditing Standard No. 2, however, a restatement of previously issued financial statements to reflect the correction of a misstatement is a strong indicator of the existence of a material weakness in internal control over financial reporting. In light of the restatement, our management concluded that, as of December 31, 2004, a material weakness in our internal control over financial reporting existed with respect to our accounting for costs incurred in connection with business combinations. Specifically, we did not have effective policies and procedures, and effective reviews by personnel at an appropriate level, for accounting for the costs incurred related to business combinations, to ensure that such costs were accounted for in accordance with generally accepted accounting principles. This material weakness resulted in material errors in accounting requiring restatement of our previously issued consolidated financial statements for the fiscal years ended December 31, 2003 and 2004, and, except for the first quarter of 2003, for each quarter in 2003 and 2004, the quarters ended March 31, 2005 and June 30, 2005, and the six months ended June 30, 2005.
     Changes in Internal Control Over Financial Reporting —Subsequent to the discovery of the misstatement described above, we implemented a new procedure as part of our internal control over financial reporting that requires additional management approval for all transactions affecting goodwill, and adds an additional level of management review to evaluate on a quarterly basis the accounting treatment of costs associated with business combinations to determine that such treatment is consistent with the guidance of SFAS No. 141, Business Combinations. We implemented these additional controls during the quarter ended December 31, 2005, and believe that the controls now in place are adequate to assure that similar errors will not recur.

     Other than the changes discussed above, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities and Exchange Act of 1934, during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.      Other Information
     None.
PART III
Item 10.      Executive Officers, Directors and Key Employees
     The response to this Item regarding our executive officers and directors and compliance with Section 16(a) of the Exchange Act by our officers and directors will be contained in the Proxy Statement for the 2006 Annual Meeting of Stockholders under the captions “Proposal No. 1 Election of Directors”, “Executive Officers of the Company”, “Executive Compensation”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Principal Stockholders” and is incorporated by reference herein.
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
Item 11.      Executive Compensation
     The response to this Item will be contained in the Proxy Statement for the 2006 Annual Meeting of Stockholders under the captions “Report of the Compensation and Human Resources Committee”, and “Executive Compensation” and is incorporated by reference herein.
Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The response to this Item will be contained in the Proxy Statement for the 2006 Annual Meeting of Stockholders under the caption “Principal Stockholders” and is incorporated by reference herein.
Item 13.      Certain Relationships and Related Transactions
     The response to this Item will be contained in the Proxy Statement for the 2006 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions” and is incorporated by reference herein.
Item 14.      Principal Accountant Fees and Services
     The response to this item will be contained in the Proxy Statement for the 2006 Annual Meeting of Stockholders under the caption “Independent Registered Public Accounting Firm Fees” and is incorporated by reference herein.

PART IV
Item 15.      Exhibits, Financial Statements, Schedules and Reports on Form 8-K
     (a) (1) (2) Financial Statements.
     See the Index to Consolidated Financial Statements and Financial Statement Schedule in Part II, Item 8.
     (3) Exhibits.
     The Exhibit Index and required Exhibits immediately following the Signatures to this Form 10-K are filed as part of, or hereby incorporated by reference into, this Form 10-K.
     Mobility Electronics, iGo, iGo DualPower, and Juice are trademarks or registered trademarks of Mobility Electronics, Inc. or its subsidiaries in the United States and other countries. Other names and brands may be claimed as the property of others.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 8, 2006.

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
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 8, 2006.

SIGNATURES	TITLE

President, Chief Executive Officer and
/s/ Charles R. Mollo	Chairman of the Board (Principal Executive Officer)

Charles R. Mollo

Chief Financial Officer and Executive Vice President
/s/ Joan W. Brubacher	(Principal Financial and Accounting Officer)

Joan W. Brubacher

/s/ William O. Hunt	Director

William O. Hunt

/s/ Jerre L. Stead	Director

Jerre L. Stead

/s/ Jeffrey R. Harris	Director

Jeffrey R. Harris

/s/ Larry M. Carr	Director

Larry M. Carr

/s/ Robert W. Shaner	Director

Robert W. Shaner

EXHIBIT INDEX

Exhibit
Number	Description of Document

2.1	Agreement and Plan of Merger dated October 2, 2000, by and among the Company, Mesa Ridge Technologies, Inc. d/b/a MAGMA and the stockholders of MAGMA (1)***

2.2	Agreement and Plan of Merger dated as of February 20, 2002, by and among Portsmith, Inc., certain holders of the outstanding capital stock of Portsmith, Mobility Electronics, Inc. and Mobility Europe Holdings, Inc. (2)***

2.3	Agreement and Plan of Merger dated March 23, 2002, by and among Mobility Electronics, Inc., iGo Corporation and IGOC Acquisition (2)***

2.4	Agreement and Plan of Merger by and among Cutting Edge Software, Inc., Jeff Musa, Mobility Electronics, Inc. and CES Acquisition, Inc. dated August 20, 2002 (3)***

2.5	Agreement and Plan of Merger among Cutting Edge Software, Inc. and CES II Acquisition, Inc. dated August 21, 2002 (4)***

3.1	Certificate of Incorporation of the Company (5)

3.2	Articles of Amendment to the Certificate of Incorporation of the Company dated as of June 17, 1997 (6)

3.3	Articles of Amendment to the Certificate of Incorporation of the Company dated as of September 10, 1997 (5)

3.4	Articles of Amendment to the Certificate of Incorporation of the Company dated as of July 20, 1998 (5)

3.5	Articles of Amendment to the Certificate of Incorporation of the Company dated as of February 3, 2000 (5)

3.6	Articles of Amendment to the Certificate of Incorporation of the Company dated as of March 31, 2000 (6)

3.7	Certificate of Designations, Preferences, Rights and Limitations of Series C Preferred Stock (5)

3.8	Certificate of the Designations, Preferences, Rights and Limitations of Series D Preferred Stock (7)

3.9	Certificate of the Designations, Preferences, Rights and Limitations of Series E Preferred Stock of Mobility Electronics, Inc. (8)

3.10	Certificate of the Designations, Preferences, Rights and Limitations of Series F Preferred Stock of Mobility Electronics, Inc. (8)

3.11	Certificate of Designations, Preferences, Rights and Limitations of Series G Junior Participating Preferred Stock of Mobility Electronics, Inc. (9)

3.12	Amended and Restated Bylaws of the Company (23)

4.1	Specimen of Common Stock Certificate (10)

4.2	Form of Warrant to Purchase Shares of common stock of the Company used with the Series C Preferred Stock Private Placements (6)**

4.3	Form of Series C Preferred Stock Purchase Agreement used in 1998 and 1999 Private Placements (5)**

4.4	Form of Series C Preferred Stock and Warrant Purchase Agreement used in 1999 and 2000 Private Placements (5)**

4.5	Form of Warrant to Purchase common stock of the Company issued to certain holders in connection with the Contribution and Indemnification Agreement by and among Janice L. Breeze, Jeffrey S. Doss, Charles S. Mollo, Cameron Wilson, the Company and certain Stockholders of the Company, dated November 2, 1999 (7)**

4.6	Lockup Agreement by and between Mobility Electronics, Inc. and Jeff Musa dated August 20, 2002 (4)

4.7	Form of Series E Preferred Stock and Warrant Purchase Agreement (8)**

4.8	Form of Series F Preferred Stock and Warrant Purchase Agreement (8)**

4.9	Form of Warrant issued to purchasers of Series E Stock (8)

Exhibit
Number	Description of Document

4.10	Form of Warrant issued to purchasers of Series F Stock (8)

4.11	Registration Rights Agreement by and between Jeff Musa and the Company (Exhibit H on the Agreement and Plan of Merger by and among Cutting Edge Software, Inc., Jeff Musa, the Company and CES Acquisition, Inc., dated August 20, 2002) (10)

4.12	Rights Agreement between the Company and Computershare Trust Company, dated June 11, 2003 (9)

4.13	Form of Common Stock Purchase Agreement relating to private placement completed August 29, 2003.**(11)

4.14	Form of Warrant to Purchase Common Stock of the Company issued to Silicon Valley Bank on September 3, 2003.(12)

4.15	$25 Million Threshold Warrant to Purchase Shares of Common Stock issued to Motorola, Inc., dated as of March 31, 2005(24)

4.16	$50 Million Threshold Warrant to Purchase Shares of Common Stock issued to Motorola, Inc., dated as of March 31, 2005(24)

4.17	$25 Million Threshold Warrant to Purchase Shares of Common Stock issued to RadioShack Corporation, dated as of March 31, 2005(24)

4.18	$50 Million Threshold Warrant to Purchase Shares of Common Stock issued to RadioShack Corporation, dated as of March 31, 2005(24)

4.19	Strategic Partners Investment Agreement by and among Mobility Electronics, Inc., RadioShack Corporation and Motorola, Inc., dated as of March 31, 2005(24)

10.1	Robert P. Dilworth Nonqualified Stock Option Agreement dated May 21, 1999.(5)+

10.2	Charles R. Mollo Option Agreement dated December 1, 1999.(5)+

10.3	Jeffrey S. Doss Option Agreement dated December 1, 1999.(5)

10.4	Jeffrey S. Doss Pledge Agreement dated December 1, 1999.(5)

10.5	Jeffrey S. Doss Promissory Note in favor of the Company dated December 1, 1999 in the principal amount of $300,000.(5)

10.6	First Amendment to Option Agreement dated December 1, 1999 between Jeffrey S. Doss and the Company.(5)+

10.7	William O. Hunt Non-qualified Stock Option Agreement dated December 8, 1999.(7)+

10.8	Amended and Restated 1996 Long Term Incentive Plan, as amended on January 13, 2000.(5)+

10.9	Employee Stock Purchase Plan(13)+

10.10	Form of Stock Purchase Agreement, dated as of March 2, 2001, by and between the Company and each of Jeffrey S. Doss, Donald W. Johnson and La Luz Enterprises, L.L.C.(14)**

10.11	Form of Promissory Note, dated March 2, 2001, in the principal amount of $199,311, and issued by each of Jeffrey S. Doss, Donald W. Johnson and La Luz Enterprises, L.L.C. to the Company.(14)**

10.12	Form of Pledge and Security Agreement, dated as of March 2, 2001, by and between the Company and each of Jeffrey S. Doss, Donald W. Johnson and La Luz Enterprises, L.L.C.(14)**

10.13	Guaranty, dated as of March 2, 2001, issued by Charles R. Mollo in favor of the Company.(14)

10.14	Stock Escrow Agreement entered into as of February 20, 2002, by and among Holmes Lundt as the representative of the holders of outstanding capital stock of Portsmith, Inc., Mobility Electronics, Inc., and Jackson Walker L.L.P.(4)

10.15	Form of Promissory Note in the principal amount of $70,000 dated May 7, 2002 by and between the Company and each of Joan W. Brubacher, Darryl S. Baker, Ed Romascan and Tim S. Jeffries.**(20)

Exhibit
Number	Description of Document

10.16	Form of Pledge and Security Agreement, dated as of May 7, 2002 by and between the Company and each of Joan W. Brubacher, Darryl S. Baker, Ed Romascan and Tim S. Jeffries.**(20)

10.17	Letter Agreement with Jackson Walker L.L.P. dated September12, 2002.(3)

10.18	Letter Agreement with Jackson Walker L.L.P. dated May 29, 2003.(15)

10.19	Loan and Security Agreement dated September 27, 2002 between Silicon Valley Bank, Mobility Electronics, Inc., Portsmith, Inc., and Magma, Inc.(16)

10.20	Intellectual Property Security Agreement dated September 27, 2002 by and between Silicon Valley Bank and Mobility Electronics, Inc.(16)

10.21	Continuing Guaranty dated September 27, 2002 by Cutting Edge Software, Inc. in favor of Silicon Valley Bank.(16)

10.22	Intellectual Property Security Agreement dated September 27, 2002 by and between Silicon Valley Bank and Cutting Edge Software, Inc.(16)

10.23	Amendment to Loan Documents by and between Silicon Valley Bank, the Company and certain of its subsidiaries, dated January 31, 2003 (12)

10.24	Amendment to Loan Documents by and between Silicon Valley Bank, the Company and certain of its subsidiaries, dated March 31, 2003 (12)

10.25	Amendment to Loan Documents by and between Silicon Valley Bank, the Company and certain of its subsidiaries, dated August 25, 2003 (12)

10.26	Amendment to Loan Documents by and between Silicon Valley Bank, the Company and certain of its subsidiaries, dated as of July 31, 2004 (21)

10.27	Amendment to Loan Documents by and between Silicon Valley Bank, the Company and certain of its subsidiaries, dated as of February 17, 2006*

10.28	Purchase Agreement dated as of November 15, 2002, by and between Richard C. Liggitt and Mobility Electronics, Inc.(17)

10.29	Compromise Settlement Agreement dated November 15, 2002, by and between Mobility Electronics, Inc., Portsmith, Inc., Holmes Lundt, Jess Asla, Richard Neff, Dan Axtman and Richard C. Liggitt.(17)

10.30	Form of Indemnity Agreement executed between the Company and certain officers and directors.(18)**

10.31	Form of Indemnity Agreement executed between the Company and its officers and directors.(7)**

10.32	Amended and Restated Promissory Note by and between Jeffrey S. Doss and the Company dated February 1, 2003.(19)

10.33	Amended and Restated Pledge and Security by and between Jeffrey S. Doss and the Company dated February 1, 2003.(19)

10.34	Asset Purchase Agreement by and among InVision Wireless, LLC, InVision Software Inc. and Mobility Electronics, dated as of November 14, 2003 (22)

10.35	Standard Multi-Tenant Office Lease by and between Mobility Electronics, Inc. and I.S. Capital, LLC, dated July 17, 2002 (22)

10.36	Amendment to Lease Agreement by and between Mobility Electronics, Inc. and I.S. Capital, LLC, dated February 1, 2003 (22)

10.37	Second Amendment to Lease Agreement by and between Mobility Electronics, Inc. and I.S. Capital, LLC, dated January 15, 2004 (22)

Exhibit
Number	Description of Document

10.38	Third Amendment to Lease Agreement by and between the Company and Mountain Valley Community Church, effective as of October 6, 2004 (21)

10.39	Amended and Restated Employment Agreement by and between the Company and Charles R. Mollo dated April 14, 2004(15)+

10.40	Employment Agreement by and between the Company and Joan W. Brubacher dated April 14, 2004 (15)+

10.41	Employment Agreement by and between the Company and Tim Jeffries dated April 14, 2004 (15)+

10.42	Amended and Restated Form of Mobility Electronics, Inc. Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement*+

10.43	Amended and Restated Form of Mobility Electronics, Inc. Non-Employee Director Long-Term Incentive Plan Restricted Stock Unit Award Agreement (Annual Committee Grants)*+

10.44	Amended and Restated Form of Mobility Electronics, Inc. Non-Employee Director Long-Term Incentive Plan Restricted Stock Unit Award Agreement (Election / Re-Election Committee Grants)*+

10.45	Sales Representative Agreement by and between Mobility Electronics, Inc. and Motorola, Inc., dated as of March 31, 2005(24)#

10.46	Sales Representative Agreement by and between Mobility Electronics, Inc. and RadioShack Corporation, dated as of March 31, 2005(24)#

10.47	Patent Purchase Agreement between Mobility Electronics, Inc. and Tao Logic Systems LLC(25) ***

21.1	Subsidiaries.
•	iGo Direct Corporation (Delaware)

•	Mobility 2001 Limited (United Kingdom)

•	Mobility California, Inc. (Delaware)

•	Mobility Idaho, Inc. (Delaware)

•	Mobility Texas, Inc. (Texas)

23.1	Consent of KPMG LLP.*

24.1	Power of Attorney (included on page 69 of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

**	Each of these agreements is identical in all material respects except for the Purchasers.

***	Schedules and similar attachments have been omitted from these agreements. The registrant will furnish supplementally a copy of any omitted schedule or attachment to the Commission upon request.

+	Management or compensatory plan or agreement.

#	Portions of these exhibits have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

(1)	Previously filed as an exhibit to Current Report on Form 8-K dated October 17, 2000.

(2)	Previously filed as an exhibit to Form 10-K for the year ended December 31, 2001.

(3)	Previously filed as an exhibit to Registration Statement No. 333-99845 on Form S-3 dated September 19, 2002.

(4)	Previously filed as an exhibit to Form 10-K for the year ended December 31, 2002.

(5)	Previously filed as an exhibit to Registration Statement No. 333-30264 dated February 11, 2000.

(6)	Previously filed as an exhibit to Amendment No. 2 to Registration Statement No. 333-30264 on Form S-1 dated May 4, 2000.

(7)	Previously filed as an exhibit to Amendment No. 1 to Registration Statement No. 333-30264 on Form S-1 dated March 28, 2000.

(8)	Previously filed as an exhibit to Current Report on Form 8-K filed on January 14, 2003.

(9)	Previously filed as an exhibit to Current Report on Form 8-K filed on June 19, 2003.

(10)	Previously filed as an exhibit to Amendment No. 3 to Registration Statement No. 333-30264 on Form S-1 dated May 18, 2000.

(11)	Previously filed as an exhibit to Registration Statement No. 333-108623 on Form S-3 filed on September 9, 2003.

(12)	Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2003.

(13)	Previously filed as an exhibit to Registration Statement No. 333-69336 on Form S-8 filed on September 13, 2001.

(14)	Previously filed as an exhibit to Form 10-K for the period ended December 31, 2000.

(15)	Previously filed as an exhibit to Form 10-Q for the quarter ended March 31, 2004.

(16)	Previously filed as an exhibit to Amendment No. 1 to Registration Statement No. 333-99845 on Form S-3 dated November 21, 2002.

(17)	Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2002.

(18)	Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2001.

(19)	Previously filed as an exhibit to Current Report on Form 8-K dated February 7, 2003.

(20)	Previously filed as an exhibit to Form 10-Q for the quarter ended June 30, 2002.

(21)	Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2004.

(22)	Previously filed as an exhibit to Form 10-K for the period ended December 31, 2003.

(23)	Previously filed as an exhibit to Registration Statement No. 333-116182 dated June 4, 2004.

(24)	Previously filed as an exhibit to Current Report on Form 8-K dated April 5, 2005.

(25)	Previously filed as an exhibit to Form 10-Q for the period ended March 31, 2005.
     All other schedules and exhibits are omitted because they are not applicable or because the required information is contained in the Financial Statements or Notes thereto.