Form 10-Q
period 2006-03-31
MOBILITY ELECTRONICS INC
filed 2006-05-10
CIK 1075656

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
YES ☑            NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
Large Accelerated Filer ☐            Accelerated Filer ☑            Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐            NO ☑
At May 9, 2006, there were 31,110,627 shares of the Registrant’s Common Stock outstanding.

MOBILITY ELECTRONICS, INC.
FORM 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS:
MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,798	$13,637
Short-term investments	15,133	20,286
Accounts receivable, net	19,089	18,778
Inventories	15,087	13,373
Prepaid expenses and other current assets	468	565

Total current assets	61,575	66,639
Property and equipment, net	2,617	2,410
Goodwill	10,570	10,570
Intangible assets, net	2,562	2,720
Notes receivable and other assets	1,358	1,571

Total assets	$78,682	$83,910

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,463	$17,606
Accrued expenses and other current liabilities	2,830	2,694
Current portion of litigation settlement liability	250	3,000
Current portion of non-current liabilities	431	437

Total current liabilities	18,974	23,737
Non-current portion of litigation settlement liability	—	799
Other non-current liabilities, less current portion	—	25

Total liabilities	18,974	24,561

Stockholders’ equity:
Common stock	310	308
Additional paid-in capital	162,223	160,622
Accumulated deficit	(102,948)	(101,685)
Accumulated other comprehensive income	123	104

Total stockholders’ equity	59,708	59,349

Total liabilities and stockholders’ equity	$78,682	$83,910

See accompanying notes to unaudited condensed consolidated financial statements.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2006	2005
Revenue	$22,837	$18,358
Cost of revenue	15,880	12,881

Gross profit	6,957	5,477

Operating expenses:
Marketing and sales	2,029	1,986
Research and development	1,873	1,397
General and administrative	4,391	3,059

Total operating expenses	8,293	6,442

Loss from operations	(1,336)	(965)

Other income (expense):
Interest income (expense), net	303	38
Litigation settlement expense	(250)	—
Other income (expense), net	20	—

Net loss	$(1,263)	$(927)

Basic and diluted net loss per common share	$(0.04)	$(0.03)

Basic and diluted weighted average common shares outstanding	30,929	28,601

See accompanying notes to unaudited condensed consolidated financial statements.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,263)	$(927)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for accounts receivable and sales returns and credits	37	94
Depreciation and amortization	459	466
Stock compensation expense	518	338
Impairment of tooling equipment	—	82
Changes in operating assets and liabilities:
Accounts receivable	(347)	148
Inventories	(1,714)	(746)
Prepaid expenses and other assets	269	157
Accounts payable	(2,143)	1,179
Accrued expenses and other current liabilities	(2,620)	(585)

Net cash (used in) provided by operating activities	(6,804)	206

Cash flows from investing activities:
Purchase of property and equipment	(469)	(323)
Sale of investments	5,163	—

Net cash provided by (used in) investing activities	4,694	(323)

Cash flows from financing activities:
Payment of non-current liabilities	(25)	(25)
Net proceeds from issuance of common stock, exercise of options and and warrants, and repayment of stock subscription notes receivable	286	605

Net cash provided by financing activities	261	580

Effects of exchange rate changes on cash and cash equivalents	10	(1)

Net (decrease) increase in cash and cash equivalents	(1,839)	462
Cash and cash equivalents, beginning of period	13,637	12,768

Cash and cash equivalents, end of period	$11,798	$13,230

See accompanying notes to unaudited condensed consolidated financial statements.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Basis of Presentation
     The accompanying condensed consolidated financial statements include the accounts of Mobility Electronics, Inc. (“Mobility” or the “Company”) which was formerly known as Electronics Accessory Specialists International, Inc., and its wholly-owned subsidiaries, Mobility California, Inc. (formerly known as Magma, Inc.), Mobility Idaho, Inc. (formerly known as Portsmith, Inc.), Mobility 2001 Limited, Mobility Texas Inc. (formerly known as Cutting Edge Software, Inc.), and iGo Direct Corporation. All significant intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.
     The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying condensed consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2005 included in the Company’s Form 10-K, filed with the SEC. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of results to be expected for the full year or any other period.
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
     Certain amounts included in the 2005 condensed consolidated financial statements have been reclassified to conform to the 2006 financial statement presentation.
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
(2) Stock-based Compensation
     Effective in the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (“SFAS 123R”), which revises SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period). Upon adoption, the Company transitioned to SFAS 123R using the modified prospective application, whereby compensation cost is only recognized in the consolidated statements of operations beginning with the first period that SFAS 123R is effective and thereafter, with prior periods’ stock-based compensation for option and employee stock purchase plan activity still presented on a pro forma basis. The Company continues to use the Black-Scholes option valuation model to value stock options. As a result of the adoption of SFAS 123R, the Company recognized pre-tax charges of $153,000 during the three months ended March 31, 2006, associated with the expensing of stock options and employee stock purchase plan activity.
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
     The decision to accelerate vesting of these options was made primarily to avoid recognizing compensation expense in the statement of operations in future financial statements upon the effectiveness of SFAS 123R. The Company estimates that the maximum future compensation expense that will be avoided, based on an implementation date for SFAS 123R of January 1, 2006, will be approximately $1,772,000, of which approximately $617,000 is related to options held by executive officers and directors of the Company. The acceleration did not generate significant compensation expense, as the majority of options for which vesting was accelerated had exercise prices that exceeded the market price of the Company’s common stock on March 11, 2005. The pro-forma results presented in the table below include approximately $1,609,000 of compensation expense for the three months ended March 31, 2005 resulting from the vesting acceleration.
     Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company’s net loss and net loss per share for the three months ended March 31, 2005 would have been increased to the pro forma amount indicated below (amounts in thousands, except per share):

Three Months
Ended
March 31, 2005
Net loss:
As reported	$(927)
Total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax of $0 for all periods	(1,897)

Pro forma	$(2,824)

Net loss per share — basic and diluted:
As reported	$(0.03)

Pro forma	$(0.10)

(a) Stock Options
     In 1995, the Board granted stock options to employees to purchase 132,198 shares of common stock. Later in 1996, the Company adopted an Incentive Stock Option Plan (the 1996 Plan) pursuant to the Internal Revenue Code. During 2002, the 1996 Plan was amended to increase the aggregate number of shares of common stock for which options may be granted or for which stock grants may be made to 3,000,000. During 2002, in connection with its acquisition of Cutting Edge Software, the Company’s Board of Directors authorized the issuance of options to purchase 150,000 shares of common stock to certain Cutting Edge Software employees (the CES Options). During 2004, the Company adopted the Mobility Electronics, Inc. Omnibus Long-Term Incentive Plan (the 2004 Omnibus Plan) and the Mobility Electronics, Inc. Non-Employee Directors Plan (the 2004 Directors Plan). Under the 2004 Omnibus Plan, the Company may grant up to 2,350,000 stock options, stock appreciation rights, restricted stock awards, performance awards, and other stock awards. Under the 2004 Directors Plan, the Company may grant up to 400,000 stock options, stock appreciation rights, restricted stock awards, performance awards, and other stock awards. The options under the 1996 Plan, the CES Options, and the 2004 Omnibus Plan were granted at the fair market value of the Company’s stock at the date of grant as determined by the Company’s Board of Directors. Options become exercisable over varying periods up to 3.5 years and expire at the earlier of termination of employment or up to six years after the date of grant. There were 115,527, 1,468,292 and 244,897 shares available for grant under the 1996 Plan, the 2004 Omnibus Plan and the 2004 Directors Plan, respectively, as of March 31, 2006.
     The Company did not grant any stock options during the three months ended March 31, 2005 or the three months ended March 31, 2006.
     The following table summarizes information regarding stock option activity for the three months ended March 31, 2006:

		Weighted
		Average
		Exercise
	Number	Price
Outstanding, December 31, 2005	1,182,746	$4.92
Granted	—	—
Canceled	(12,208)	1.59
Exercised	(93,750)	2.48

Outstanding, March 31, 2006	1,076,788	$5.17

     The following table summarizes information about the stock options outstanding at March 31, 2006:

		Weighted	Weighted		Weighted
		Average	Average		Average
	Options	Remaining	Exercise	Options	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$0.79-$1.28	279,153	2.44	$1.07	236,647	$1.07
$1.29-$6.38	272,214	1.90	$2.61	250,097	$2.65
$6.39-$9.01	271,421	4.12	$7.98	271,421	$7.98
$9.02-$11.95	254,000	3.72	$9.43	254,000	$9.43

$0.79-$11.95	1,076,788	3.03	$5.17	1,012,165	$5.41

     As of March 31, 2006, there was $61,000 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 5.3 months.
     Cash received from option exercises during the three months ended March 31, 2006 and 2005 totaled $232,000 and $348,000, respectively. The impact of these cash receipts are included in net proceeds from the issuance of common stock, exercise of options and warrants, and repayment of stock subscription notes receivable in the accompanying condensed consolidated statements of cash flows.
(b) Restricted Stock Units
     Under the 2004 Directors Plan and the 2004 Omnibus Plan, the Company has instituted the grant of Restricted Stock Units (RSUs) in lieu of stock options. The RSUs are accounted for using the measurement and recognition principles of FAS 123R. Accordingly, unearned compensation is measured at fair market value on the date of grant and recognized as compensation expense over the period in which the RSUs vest. All RSUs awarded during 2005 and 2006 will vest on January 13, 2010, but may vest earlier, in full, if specific performance criteria are met or, on a pro rata basis, upon the death, disability, termination without cause, or retirement of plan participants. RSUs awarded to board members under the 2004 Directors Plan for election to the board vest 100% upon the three-year anniversary of the grant date, but may vest earlier, on a pro rata basis, upon the death, disability, or retirement of plan participants. RSUs awarded to board members under the 2004 Directors Plan for committee service vest 100% upon the one-year anniversary of the grant date, but may vest earlier, on a pro rata basis, upon the death, disability, or retirement of plan participants.
     As of March 31, 2006, there was $4,511,000 of total unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted average period of 4 years. For the three months ended March 31, 2006 and 2005, the Company recorded in general and administrative expense $365,000 and $327,000 of stock-based compensation expense, respectively, relating to the RSUs.
     The following table summarizes information regarding restricted stock unit activity under the 2004 Directors Plan and the 2004 Omnibus Plan for the three months ended March 31, 2006:

	2004 Directors Plan		2004 Omnibus Plan
		Weighted		Weighted
		Average		Average
		Value per		Value per
	Number	Share	Number	Share
Outstanding, December 31, 2005	141,900	$8.51	766,917	$7.53
Granted	—	—	13,145	10.65
Canceled	—	—	(86,727)	7.35
Released to common stock	—	—	(13,141)	7.32
Released for settlement of taxes	—	—	(4,859)	7.32

Outstanding, March 31, 2006	141,900	$8.51	675,335	$7.62

(c) Employee Stock Purchase Plan
     During the three months ended March 31, 2006, 4,815 shares were issued under the Purchase Plan for net proceeds of $34,000. At March 31, 2006, 1,768,222 shares were available for issuance under the Purchase Plan. On January 31, 2006, the Company’s Board of Directors decided to eliminate the Purchase Plan effective April 1, 2006.
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
     The Company generated net proceeds of $5,163,000 from liquidation of available-for-sale marketable securities during the three months ending March 31, 2006. As of March 31, 2006 the amortized cost basis, unrealized holding gains, unrealized holding losses, and aggregate fair value by major security type were as follows (in thousands):

		Net Unrealized
	Amortized	Holding Gains	Aggregate
	Cost	(Losses)	Fair Value
U.S. corporate securities:
Commercial paper	$5,860	$(2)	$5,858
Corporate notes and bonds	6,393	(14)	6,379
Bankers acceptance	1,899	—	1,899

U.S. government securities	998	(1)	997

	$15,150	$(17)	$15,133

(4) Inventories
     Inventories consist of the following (amounts in thousands):

	March 31,	December 31,
	2006	2005
Raw materials	$4,806	$2,946
Finished goods	10,281	10,427

	$15,087	$13,373

(5) Goodwill
     Goodwill by business segment is as follows (amounts in thousands):

High-Power Group	$3,578
Connectivity Group	6,992

Reported balance at March 31, 2006	$10,570

(6) Intangible Assets
     Intangible assets consist of the following at March 31, 2006 and December 31, 2005 (amounts in thousands):

		March 31, 2006			December 31, 2005
	Average	Gross		Net	Gross		Net
	Life	Intangible	Accumulated	Intangible	Intangible	Accumulated	Intangible
	(Years)	Assets	Amortization	Assets	Assets	Amortization	Assets
Amortized intangible assets:
License fees	7	$1,947	$(804)	$1,143	$1,947	$(743)	$1,204
Patents and trademarks	3	2,055	(1,040)	1,015	2,018	(968)	1,050
Trade names	10	378	(135)	243	378	(126)	252
Customer list	3	662	(501)	161	662	(448)	214

Total		$5,042	$(2,480)	$2,562	$5,005	$(2,285)	$2,720

     During 2005, the Company sold a portfolio of 46 patents and patents pending related to its Split Bridge and serialized PCI intellectual property for gross proceeds of $13,000,000. The historical cost of this portfolio of patents was $501,000 less accumulated amortization of $448,000, or net book value of $53,000. Other expenses associated with the sale were $1,309,000, resulting in a gain on the sale of these assets of $11,639,000. Under the terms of the agreement, the Company has received a perpetual, non-exclusive license to utilize the patent portfolio in its ongoing connectivity business. The Company will further continue to retain all of its patents and patents pending related to its power and other connectivity technologies.

(7) Line of Credit
     In October 2002, the Company entered into a $10,000,000 line of credit with a bank. The line bears interest at prime (7.75% at March 31, 2006), interest only payments are due monthly, with final payment of interest and principal due on July 31, 2006. The line of credit is secured by all assets of the Company. The Company had no outstanding balance against the line of credit at March 31, 2006 and December 31, 2005. At March 31, 2006, the Company’s net borrowing base capacity was $8,756,000. The line of credit is subject to financial covenants. The Company was not in compliance with the covenants at March 31, 2006 and has obtained a debt covenant waiver from its bank.
(8) Non-current Liabilities
     Non-current liabilities consist of the following (amounts in thousands):

	March 31,	December 31,
	2006	2005
Estimate of Invision earn-out	$406	$412
Liability for license fee	25	50

	431	462
Less current portion	431	437

Non-current liabilities, less current portion	$—	$25

     In connection with its acquisition of certain assets of Invision Software and Invision Wireless, the Company recorded a liability of $847,000, which represents the excess of the fair value of assets acquired over the initial consideration paid for those assets. This liability will be reduced by earn-out payments when the contingent consideration is earned. Accordingly, the Company has recorded a current portion of this liability of $406,000 based on its estimate of contingent consideration to be earned during 2006. The earn-out period expires on December 1, 2006. The Company made actual earn-out payments of $6,000 and $31,000 during the three months ended March 31, 2006 and 2005, respectively. If the remaining earn-out payments do not exceed the remaining recorded liability, the Company will reduce the value of its intangible assets recorded in connection with the Invision Software acquisition by the amount of the remaining recorded liability on a pro-rata basis.
     In connection with its settlement of litigation with General Dynamics during 2003, the Company obtained a ten year trademark license from General Dynamics in exchange for $400,000, plus $1,000 in interest charges. The Company made installment payments of $201,000, $125,000 and $25,000 during 2003, 2004 and 2005, respectively. In January 2006, the Company made a $25,000 installment payment. The final installment of $25,000, which is payable on January 15, 2007, has been recorded as a current liability.
(9) Stockholders’ Equity
     Holders of shares of common stock are entitled to one vote per share on all matters submitted to a vote of the Company’s stockholders. There is no right to cumulative voting for the election of directors. Holders of shares of common stock are entitled to receive dividends, if and when declared by the board of directors out of funds legally available therefore, after payment of dividends required to be paid on any outstanding shares of preferred stock. Upon liquidation, holders of shares of common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to the liquidation preferences of any outstanding shares of preferred stock. Holders of shares of common stock have no conversion, redemption or preemptive rights. At March 31, 2006 and December 31, 2005, there were 90,000,000 shares of common stock authorized and 31,040,864 and 30,844,581 issued and outstanding, respectively.

(10) Net Loss per Share
     The computation of basic and diluted net loss per share follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2006	2005
Numerator:
Net loss	$(1,263)	$(927)

Denominator:
Weighted average number of common shares outstanding – basic and diluted	30,929	28,601

Net loss per share – basic and diluted	$(0.04)	$(0.03)

Stock options, warrants and restricted stock units not included in dilutive Net loss per share since antidilutive	4,321	2,617
Convertible preferred stock not included in dilutive net loss per share since antidilutive	—	266
(11) Business Segments, Concentration of Credit Risk and Significant Customers
     The Company is engaged in the business of selling accessories for computers and mobile electronic devices. Effective March 31, 2005, the Company formed a separate division, specifically for the purpose of developing, marketing and selling its low-power mobile electronic power products, which the Company has named the “itip Division”. In conjunction with the formation of the itip Division, the Company’s chief operating decision maker (CODM) began separately evaluating the operating results of the itip Division, the High-Power Group and the Connectivity Group. The Company’s CODM continues to evaluate revenues and gross profits based on products lines, routes to market and geographies. Prior to April 1, 2005, the CODM only evaluated operating results for the Company taken as a whole. As a result, effective April 1, 2005, in accordance with FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has determined it has three operating business segments, consisting of the High-Power Group, itip Division, and Connectivity Group.
     The following tables summarize the Company’s revenues, operating results and assets by business segment (amounts in thousands):

	Three Months Ended
	March 31,
	2006	2005
Revenues:
High-Power Group	$14,003	$13,656
itip Division	2,676	161
Connectivity Group	6,158	4,541

	$22,837	$18,358

	Three Months Ended
	March 31,
	2006	2005
Operating income (loss):
High-Power Group	$2,336	$1,518
itip Division	(170)	—
Connectivity Group	889	576
Corporate	(4,391)	(3,059)

	$(1,336)	$(965)

     The Company’s corporate function supports its various business segments and, as a result, the Company attributes the aggregate amount of its general and administrative expense to corporate as opposed to allocating it to individual business segments.

	March 31,	December 31,
	2006	2005
Assets:
High-Power Group	$28,371	$33,193
itip Division	4,250	287
Connectivity Group	17,417	14,961
Corporate	28,644	35,469

	$78,682	$83,910

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
     The following tables summarize the Company’s revenues by product line, as well as its revenues by geography and the percentages of revenue by route to market (amounts in thousands):

	Three Months Ended
	March 31,
	2006	2005
High power mobile electronic power products	$12,986	$11,783
Low power mobile electronic power products	3,006	1,154
Handheld products	4,579	2,805
Expansion and docking products	1,579	1,791
Accessories and other products	687	825

Total revenues	$22,837	$18,358

	Three Months Ended
	March 31,
	2006	2005
North America	$19,996	$15,569
Europe	1,347	1,242
Asia Pacific	1,489	1,547
All other	5	—

	$22,837	$18,358

	Three Months Ended
	March 31,
	2006	2005
OEM and private-label-resellers	62%	64%
Retailers and distributors	27%	24%
Other	11%	12%

	100%	100%

     The following table summarizes the Company’s profit margins by product lines. Profit margins, as indicated below, are computed on the basis of direct product cost only, which does not include overhead cost that is factored into consolidated gross profit margin.

	Three Months Ended
	March 31,
	2006	2005
High power mobile electronic power products	38%	34%
Low power mobile electronic power products	50%	35%
Handheld products	37%	34%
Expansion and docking products	57%	61%
Accessories and other products	48%	46%
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

     Three customers accounted for 25%, 13% and 12% of net sales for the three months ended March 31, 2006. Four customers accounted for 25%, 13%, 12%, and 12% of net sales for the three months ended March 31, 2005.
     Three customers’ accounts receivable balances accounted for 39%, 16% and 15% of net accounts receivable at March 31, 2006. Three customers’ accounts receivable balances accounted for 33%, 17% and 12% of net accounts receivable at March 31, 2005.
     Allowance for doubtful accounts was $328,000 and $ 316,000 at March 31, 2006 and December 31, 2005, respectively. Allowance for sales returns was $ 191,000 and $ 231,000 at March 31, 2006 and December 31, 2005, respectively.
     Export sales were approximately 12% and 15% of the Company’s net sales for the three months ended March 31, 2006 and 2005, respectively. The principal international markets served by the Company were Europe and Asia Pacific.
(12) Contingencies
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
(13) Subsequent Event
     On April 26, 2006 without admitting any liability, and in order to avoid the risk, cost and burden of further litigation, the Company entered into a confidential, compromise settlement agreement and release regarding the litigation entitled Thomas R.de Jong vs. Mobility Electronics, Inc. and iGo Direct Corporation (Case No. CV-N-05-0172-LRH-VPC). Pursuant to the terms of the settlement agreement, in exchange for full mutual releases, the Company agreed to reimburse Mr. de Jong’s for up to a fixed amount of legal fees incurred by Mr. de Jong in connection with a Securities and Exchange Commission matter involving Mr. de Jong, who had been an officer of iGo Corporation, that relates to matters that arose prior to the Company’s acquisition of iGo Corporation in September 2002. The Company recorded a current liability at March 31, 2006 representing the cash to be paid in connection with this settlement agreement. The related litigation settlement expense is recorded as litigation settlement expense.
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
     We use our proprietary technology to design and develop products that make computers and mobile electronic devices more efficient and cost effective, thus enabling professionals and consumers more effective use of these devices and the ability to access information more readily. Our products include power products for high-power mobile electronic devices, such as portable computers; power products for low-power mobile electronic devices, such as mobile phones, PDAs and MP3 players; connectivity products; expansion products; and docking and accessory products. We are organized in three business segments, which consist of the High-Power Group, the itip Division and the Connectivity Group.
     High-Power Group. Our High-Power Group is focused on the development, marketing and sales of power products and accessories for mobile electronic devices with high power requirements, which consist primarily of portable computers. In addition, in accordance with the terms of our strategic agreements with RadioShack and Motorola, the High-Power Group included the majority of our sales of itip products to RadioShack through December 31, 2005. We sell these products to OEMs, private-label resellers, distributors, resellers and retailers. We supply OEM–specific, high-power adapter products to Dell and Lenovo. We have entered into a strategic reseller agreement with Targus to market and distribute high-power adapter products on a private-label basis. We sell to retailers such as RadioShack and through distributors such as Ingram Micro. High-Power Group revenue accounted for approximately 61% of revenue for the three months ended March 31, 2006, and 75% revenue for the three months ended March 31, 2005.
     itip Division. Our itipDivision is focused on the development, marketing and sales of power products for low-power mobile electronic devices, or itip products. These products include cigarette lighter adapters, mobile AC adapters, low-power universal AC/DC adapters, and low-power universal battery products. Each of these devices is designed, or is being designed, to incorporate our patented tip technology. The combination AC/DC adapter also allows users to simultaneously charge a second device with our optional DualPower accessory. In April 2005, we entered into strategic agreements with RadioShack and Motorola under which we formed the itip Division, which is specifically focused on the development, marketing and sales of low-power adapter products. In connection with these strategic agreements, RadioShack and Motorola each act as sales representatives for the sale of our itip products. In addition, RadioShack and Motorola have each made strategic investments in our company to assist us in these efforts. itip revenue accounted for approximately 12% of revenue for the three months ended March 31, 2006 and 1% of revenue for the three months ended March 31, 2005, since the itip Division was formed on March 31, 2005.
     Connectivity Group. Our Connectivity Group is focused on the development, marketing and sales of connectivity and expansion and docking products. Our early focus was on the development of remote peripheral component interface, or PCI, bus technology and products based on proprietary Split Bridge® technology. We invested heavily in Split Bridge technology and while we had some success with Split Bridge in the corporate portable computer market with sales of universal docking stations, it became clear in early 2002 that this would not be the substantial opportunity we originally envisioned. In May 2005, we sold substantially all of our intellectual property relating to Split Bridge technology which resulted in a gain on the sale of these assets of $11.6 million. Although we no longer own Split Bridge technology, we continue to produce and sell docking, expansion and connectivity products using Split Bridge technology through a non-exclusive, perpetual royalty-free license. We supply OEM-specific connectivity products to Symbol Technologies. We also sell connectivity products to other OEMs, distributors and end-users. Connectivity Group revenue accounted for approximately 27% of revenue for the three months ended March 31, 2006 and 25% of revenue for the three months ended March 31, 2005.

     Across all three business segments, sales to OEMs and private-label resellers accounted for approximately 62% of revenue for the three months ended March 31, 2006 and 64% of revenue for the three months ended March 31, 2005. Sales through retailers and distributors accounted for approximately 27% of revenue for the three months ended March 31, 2006 and 24% of revenue for the three months ended March 31, 2005. The balance of our revenue during these periods was derived from direct sales to end-users. In the future, we expect that we will be dependent upon a relatively small number of customers for a significant portion of our revenue, including most notably RadioShack, Targus, Lenovo, Dell, and Symbol.
     Our continued focus is on proliferating power products that incorporate our patented tip technology for both high- and low-power mobile electronic devices. Our long-term goal is to establish an industry standard for all mobile electronic device power adapters based on our patented tip technology. We also believe there are long-term growth opportunities for our connectivity products and technology related to the new handheld and converged mobile devices that are being introduced by OEMs.
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
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make a number of estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities.
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
     Our recognition of revenue from product sales to distributors, resellers and retailers, or the “distribution channel,” is affected by agreements we have giving certain customers rights to return up to 15% of their prior quarter’s purchases, provided that they place a new order for equal or greater dollar value of the amount returned. We also have agreements with certain customers that allow them to receive credit for subsequent price reductions, or “price protection.” At the time we recognize revenue, upon shipment and transfer of ownership, we reduce revenue for the gross sales value of estimated future returns, as well as our estimate of future price protection. We also reduce cost of revenue for the gross product cost of estimated future returns. We record an allowance for sales returns in the amount of the difference between the gross sales value and the cost of revenue as a reduction of accounts receivable. Gross sales to the distribution channel accounted for approximately 27% of revenue for the three months ended March 31, 2006 and 24% of revenue for the three months ended March 31, 2005.
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
     Inventory Valuation. Inventories consist of finished goods and component parts purchased both partially and fully assembled. We have all normal risks and rewards of our inventory held by contract manufacturers. Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories include material and overhead costs. Overhead costs are allocated to inventory based on a percentage of material costs. We monitor usage reports to determine if the carrying value of any items should be adjusted due to lack of demand for the items. We make a downward adjustment to the value of our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. We recorded downward adjustments to inventory of $420,000 during the three months ended March 31, 2006. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.
     Goodwill and Intangible Assets Valuation. Under Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS 142), we are required to evaluate recorded goodwill annually, or when events indicate the goodwill may be impaired. The impairment evaluation process is based on both a discounted future cash flows approach and a market comparable approach. The discounted cash flows approach uses our estimates of future market growth rates, market share, revenue and costs, as well as appropriate discount rates. We test goodwill for impairment on an annual basis as of December 31. We evaluated goodwill for impairment as of December 31, 2005 and determined that recorded goodwill was not impaired at that time. During the quarter ended March 31, 2006, no triggering events occurred that would lead us to believe that goodwill was impaired as of March 31, 2006.
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
     Deferred Tax Valuation Allowance. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining the amount of the valuation allowance, we consider estimated future taxable income as well as feasible tax planning strategies in each taxing jurisdiction in which we operate. Historically, we have recorded a deferred tax valuation allowance in an amount equal to our net deferred tax assets. If we determine that we will ultimately be able to utilize all or a portion of deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be released to income as a credit to income tax expense.
Results of Operations
     The following table presents certain selected consolidated financial data for the periods indicated expressed as a percentage of total revenue:

	Three months ended
	March 31,
	2006	2005
Revenue	100.0%	100.0%
Cost of revenue	69.5%	70.2%

Gross profit	30.5%	29.8%

Operating expenses:
Sales and marketing	8.9%	10.8%
Research and development	8.2%	7.6%
General and administrative	19.2%	16.7%

Total operating expenses	36.3%	35.1%

Loss from continuing operations	-5.9%	-5.3%

Other income (expense):
Interest, net	1.3%	0.2%
Other, net	-1.0%	0.0%

Net loss	-5.5%	-5.0%

Comparison of Three Months Ended March 31, 2006 and 2005
     Revenue. Revenue generally consists of sales of products, net of returns and allowances. To date, our revenues have come predominantly from power adapters, handheld products, expansion and docking products, and accessories. The following table summarizes the year-over-year comparison of our revenue for the periods indicated (amounts in thousands):

			Increase	Percentage change
			from same period	from the same period
	Q1 2006	Q1 2005	in the prior year	in the prior year
High-Power Group	$14,003	$13,656	$347	2.5%
itip Division	2,676	161	2,515	1,562.1%
Connectivity Group	6,158	4,541	1,617	35.6%

Total Revenue	$22,837	$18,358	$4,479	24.4%
     High-Power Group. The increase in High-Power Group revenue is primarily due to continued sales growth of our family of combination AC/DC, AC only and DC only universal power adapters during the three months ended March 31, 2006. Sales of OEM–specific, high-power products increased by $1.3 million, or 33.3%, to $5.2 million during the three months ended March 31, 2006 as compared to $3.9 million during the three months ended March 31, 2005, primarily as a result of increased sales to Dell. Sales of high-power products developed specifically for private-label resellers increased by $1.2 million, or 27.3%, to $5.6 million during the three months ended March 31, 2006 as compared to $4.4 million during the three months ended March 31, 2005. Sales of iGo branded high-power products to retailers and distributors, which included low-power products sold to RadioShack prior to December 31, 2005, decreased by $2.0 million, or 43.5% to $2.6 million during the three months ended March 31, 2006 as compared to $4.6 million during the three months ended March 31, 2005. High-power group revenue for the three months ended March 31, 2005 included $0.8 million of low-power product sold to RadioShack.
     itip Division. The itip Division was formed on March 31, 2005. For the three months ended March 31, 2006, itip Division revenue consists primarily of sales of itip products to various retailers and distributors, as well as sales to end-users through our iGo.com website. Our itip Division strategy is to gain further market penetration into mobile wireless carriers, distributors and retailers through our own sales efforts, as well as those of our sales representatives, RadioShack and Motorola. As discussed above, high-power group revenues included $0.8 million in sales of low-power products to RadioShack for the three months ended March 31, 2005, in accordance with our agreement with RadioShack.
     Connectivity Group. The increase in Connectivity Group revenue is primarily attributable to an increase in sales of handheld products of $1.8 million, or 64.3%, to $4.6 million during the three months ended March 31, 2006 as compared to $2.8 million during the three months ended March 31, 2005. Many customers for these products purchase periodically rather than ratably throughout the year, which may cause revenue of the Connectivity Group to fluctuate from period to period. This increase was partially offset by a decline in expansion revenue of $212,000 for the three months ended March 31, 2006 compared to March 31, 2005.
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

			Increase from same	Percentage change from
			period in the prior	the same period in the
	Q1 2006	Q1 2005	year	prior year
Cost of revenue	$15,880	$12,881	$2,999	23.3%
Gross profit	$6,957	$5,477	$1,480	27.0%
Gross margin	30.5%	29.8%	0.7%	2.3%
     The increase in cost of revenue was due to the 24.4% volume increase in revenue, as well as to an increase in indirect product overhead expenses, as compared to the three months ended March 31, 2005. Indirect product overhead expenses increased by $1.0 million, or 71.4%, to $2.4 million during the three months ended March 31, 2006 as compared to $1.4 million during the three months ended March 31, 2005, primarily due to variable overhead expense associated with increases in sales. Cost of revenue as a percentage of revenue decreased to 69.5% for the three months ended March 31, 2006 from 70.2% for the three months ended March 31, 2005, resulting in increased gross margin. The increase in gross profit and corresponding gross margin is primarily attributable to a shift in product mix resulting in higher direct product gross margin, partially offset by the increase in indirect product overhead expenses previously discussed.
     Sales and marketing. Sales and marketing expenses generally consist of salaries, commissions and other personnel-related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. The following table summarizes the year-over-year comparison of our sales and marketing expenses for the periods indicated (amounts in thousands):

			Increase	Percentage change
			from same period	from the same period
	Q1 2006	Q1 2005	in the prior year	in the prior year
Sales and marketing	$2,029	$1,986	$43	2.2%
     Sales and marketing expense for the three months ended March 31, 2006 was consistent with sales and marketing expense for the three months ended March 31, 2005. As a percentage of revenue, sales and marketing expenses decreased to 8.9% for the three months ended March 31, 2006 from 10.8% for the three months ended March 31, 2005.
     Research and development. Research and development expenses consist primarily of salaries and personnel-related costs, outside consulting, lab costs and travel-related costs of our product development group. The following table summarizes the year-over-year comparison of our research and development expenses for the periods indicated (amounts in thousands):

			Increase	Percentage change
			from same period	from the same period
	Q1 2006	Q1 2005	in the prior year	in the prior year
Research and development	$1,873	$1,397	$476	34.1%
     The increase in research and development expenses primarily resulted from costs associated with the addition of 12 engineering personnel, as well as the timing of expenses incurred in connection with the continued development of our family of power products. As a percentage of revenue, research and development expenses increased to 8.2% for the three months ended March 31, 2006 from 7.6% for the three months ended March 31, 2005.
     General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related expenses of our finance, human resources, information systems, legal, corporate development and other administrative personnel, as well as facilities, professional fees, depreciation and amortization and related expenses. The following table summarizes the year-over-year comparison of our general and administrative expenses for the periods indicated (amounts in thousands):

			Increase	Percentage change
			from same period	from the same period
	Q1 2006	Q1 2005	in the prior year	in the prior year
General and administrative	$4,391	$3,059	$1,332	43.5%
     The increase in general and administrative expenses primarily resulted from an increase in external legal expenses of $820,000 related to ongoing patent enforcement and other litigation. Furthermore, general and administrative expense increased for the three months ended March 31, 2006 by $372,000 as a result of severance expense and by $29,000 as a result of the expensing of stock option vesting under SFAS 123R. General and administrative expenses as a percentage of revenue increased to 19.2% for the three months ended March 31, 2006 from 16.7% for the three months ended March 31, 2005.
     Interest income (expense) net. During the three months ended March 31, 2006, we earned $303,000 of net interest income, compared to net interest income of $38,000 during the three months ended March 31, 2005. The increase in net interest income is primarily the result of an increase in cash, cash equivalents, short- and long-term investments resulting from the sale of intellectual property assets, as well as equity investments by RadioShack and Motorola.

			Increase	Percentage change
			from same period	from the same period
	Q1 2006	Q1 2005	in the prior year	in the prior year
Interest income	$323	$60	$263	438.3%
Interest expense	$(20)	$(22)	$(2)	(9.1)%
Net interest income (expense)	$303	$38	$265	697.4%
     Other income (expense) net. Other income (expense), net was $20,000 for the three months ended March 31, 2006 and $0 for the three months ended March 31, 2005.

     Litigation settlement. Litigation settlement consists of expenses incurred as a result of our settlement of litigation resulting from the matter of Thomas de Jong vs. Mobility Electronics, Inc. and iGo Direct Corporation. Mr. de Jong was a former officer of iGo Corporation and is currently subject to an ongoing investigation by the Securities and Exchange Commission. Mr. de Jong had sought advancement and indemnification from us for legal fees incurred by him in connection with this investigation. Under the terms of the settlement, we agreed to reimburse Mr. de Jong up to a fixed amount of legal fees and expenses incurred by him with respect to this matter.
     Income taxes. No provision for income taxes was required for the three months ended March 31, 2006 and 2005. Based on historical operating losses and projections for future taxable income, it is more likely than not that we will not fully realize the benefits the net operating loss carryforwards. We have not, therefore, recorded a tax benefit from our net operating loss carryforwards for either of the three months ended March 31, 2006 or March 31, 2005.
Operating Outlook
     In the second quarter of 2006, we expect total revenue to be approximately $26 million, and diluted earnings per share to approximate $0.00, or $0.01 before non-cash equity compensation. From a long-term perspective, we believe that further market penetration of our power products for low-power ME devices will result in revenue growth and operating margin improvement. We also expect increased sales of power products for high-power ME devices and increased sales of connectivity products will contribute to revenue growth and operating margin improvement.
     We expect gross margin to increase throughout 2006 from our 30.5% gross margin for the three months ended March 31, 2006. We expect gross margin to increase as we anticipate spreading relatively fixed operating overhead expenses over higher sales volume, particularly as we rollout sales of low power adapters to many of the new customers indicated above.
     We believe that operating expenses overall will continue to increase during 2006. We expect sales and marketing expenses to increase as we plan to aggressively market our power products for low-power ME devices later in 2006, which we expect will help us achieve deeper market penetration for these products. Research and development expenses are expected to increase slightly during 2006 as we continue to develop new and innovative products. We also expect general and administrative expenses to decrease in the second half of 2006 primarily due to the reduction of external legal expenses associated with litigation in which we are currently involved, and which we expect will be resolved early in the third quarter of 2006.
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
Liquidity and Capital Resources
     The following table sets forth for the period presented certain consolidated cash flow information (amounts in thousands):

	Three Months Ended March 31,
	2006	2005
Net cash (used in) provided by operating activities	$(6,804)	$206
Net cash provided by (used in) investing activities	4,694	(323)
Net cash provided by financing activities	261	580
Foreign currency exchange impact on cash flow	10	(1)

(Decrease) increase in cash and cash equivalents	$(1,839)	$462

Cash and cash equivalents at beginning of period	$13,637	$12,768

Cash and cash equivalents at end of period	$11,798	$13,230

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
•	Net cash used in operating activities. Cash was used in operating activities for the three months ended March 31, 2006 primarily to fund operating losses and working capital necessary to support our growing revenue base. Specifically, cash was used to pay suppliers for inventory growth and we used $3.0 million in connection with the settlement of the Portsmith litigation during the three months ended March 31, 2006. Later in 2006, we expect to generate positive cash flow from operating activities as we expect our operating results to be positive and non-cash items and changes in working capital to have a relatively neutral effect on cash flows. Our consolidated cash flow operating metrics are as follows:

	March 31,
	2006	2005
Days outstanding in ending accounts receivable (“DSOs”)	75	82
Inventory turns	4	6
The improvement in DSOs at March 31, 2006 compared to March 31, 2005, is primarily due to revenue growth driven by large key customers who generally tend to pay within stated payment terms. We expect DSOs to continue to improve during 2006 as we continue to leverage our key OEM, private-label reseller and retail customer relationships. The decline in inventory turns is primarily due to investment in low-power inventories in anticipation of revenue later in 2006. We expect to manage inventory growth during 2006 and we expect inventory turns to improve as we increase sales volumes in 2006.

•	Net cash provided by (used in) investing activities. For the three months ended March 31, 2006, net cash was provided by investing activities as we generated proceeds from the sale of investments of $5.2 million, partially offset by the purchase of property and equipment. We anticipate future investment in capital equipment, primarily for tooling equipment to be used in the production of new products.

•	Net cash provided by financing activities. Net cash provided by financing activities for the three months ended March 31, 2006 was primarily from net proceeds from the exercises of stock options and warrants. Although we expect to generate cash flows from operations sufficient to support our operations, we may issue additional shares of stock in the future to generate cash for growth opportunities.
     As of March 31, 2006, we had approximately $92 million of federal, foreign and state net operating loss carryforwards which expire at various dates. We anticipate that the sale of common stock in our initial public offering coupled with prior sales of common stock will cause an annual limitation on the use of our net operating loss carryforwards pursuant to the change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended. This limitation is expected to have a material effect on the timing of our ability to use the net operating loss carryforward in the future. Additionally, our ability to use the net operating loss carryforward is dependent upon our level of future profitability, which currently cannot be determined.
     Financing Facilities. In July 2004, we amended our $10.0 million bank line of credit. The line bears interest at prime, interest only payments are due monthly, with final payment of interest and principal due on July 31, 2006. The line of credit is secured by all of our assets and subject to financial covenants, with which we were not in compliance as of March 31, 2006, but for which we subsequently obtained a waiver. We had no outstanding balance against this line of credit as of March 31, 2006. Under the terms of the line, we can borrow up to 80% of eligible accounts receivable. At March 31, 2006, our net borrowing base capacity was approximately $8.8 million.
     Contractual Obligations. In our day-to-day business activities, we incur certain commitments to make future payments under contracts such as operating leases and purchase orders. Maturities under these contracts are set forth in the following table as of March 31, 2006 (amounts in thousands):

	Payment due by period
	2006	2007	2008	2009	2010	More than 5 years
Operating lease obligations	$630	$831	$490	$19	$—	$—
Inventory Purchase obligations	21,620	—	—	—	—	—
Other long-term obligations	—	25	—	—	—	—

Totals	$22,250	$856	$490	$19	$—	$—

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
     During 2005, we sold intellectual property assets for $13.0 million in cash and incurred direct selling costs of $1.3 million, resulting in net proceeds of $11.7 million. During 2004, we sold the assets of our handheld software product line, for approximately $1.0 million in cash and current receivables, and approximately $2.5 million in notes receivable. Proceeds from the sale exceeded book value of the assets sold by approximately $587,000. This gain has been deferred until collectibility of the notes receivable is reasonably assured.
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
     Liquidity Outlook. Based on our projections, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may use our line of credit or seek to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in more dilution to our stockholders. In addition, additional capital resources may not be available to us in amounts or on terms that are acceptable to us.
Recent Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 154 (“SFAS 154”), Accounting Changes and Error Corrections. SFAS 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 eliminates the requirement in Accounting Principles Board Opinion No. 20, Accounting Changes, to include the cumulative effect of changes in accounting principle in the income statement in the period of change and, instead, requires changes in accounting principle to be retrospectively applied. Retrospective application requires the new accounting principle to be applied as if the change occurred at the beginning of the first period presented by modifying periods previously reported, if an estimate of the prior period impact is practicable and estimable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not currently anticipate any changes in accounting principle other than the adoption of SFAS 123R discussed below, which has its own adoption transition provision and is therefore not in the scope of SFAS 154. As a result, we do not believe the adoption of SFAS 154 will have a material impact on the our consolidated financial statements.
     Effective in the first quarter of 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (“SFAS 123R”) which revises SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period). Upon adoption, we transitioned to SFAS 123R using the modified prospective application, whereby compensation cost is only recognized in the consolidated statements of operations beginning with the first period that SFAS 123R is effective and thereafter, with prior periods’ stock-based compensation for option and employee stock purchase plan activity still presented on a pro forma basis. We continue to use the Black-Scholes option valuation model to value stock options. As a result of the adoption of SFAS 123R, we recognized pre-tax charges of $153,000 during the three months ended March 31, 2006, associated with the expensing of stock options and employee stock purchase plan activity.
     In November 2005, the FASB issued Staff Position No. 123R-3 (“FSP 123R-3”), Transition Election Relating to Accounting for the Tax Effects of Share-Based Payment Awards, which provides an optional alternative transition election for calculating the pool of excess tax benefits (“APIC pool”) available to absorb tax deficiencies recognized under SFAS 123R. Under FSP 123R-3, an entity can make a one time election to either use the alternative simplified method or use the guidance in SFAS 123R to calculate the APIC pool. As a result, we have elected to use the alternative simplified method under FSP 123R. However, we have not recorded tax benefits from option exercises due to recurring net operating losses.
     In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 requires that abnormal inventory costs such as abnormal freight, handling costs and spoilage be expensed as incurred rather than capitalized as part of inventory, and requires the allocation of fixed production overhead costs to be based on normal capacity. SFAS 151 is to be applied prospectively and is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material impact on our consolidated financial statements.
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
     See “Liquidity and Capital Resources” for further discussion of our financing facilities and capital structure. Market risk, calculated as the potential change in fair value of our cash and cash equivalents and line of credit resulting from a hypothetical 1.0% (100 basis point) change in interest rates, was not material at March 31, 2006.
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures — We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings with the Securities and Exchange Commission (the “Commission”) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating our controls and procedures. With the participation of the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2006, and concluded that our disclosure controls and procedures were effective.
     Changes in Internal Control Over Financial Reporting — There were no changes in our internal control over financial reporting during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On May 7, 2004, the Company filed separate complaints with the International Trade Commission (the “ITC”) in Washington, DC and the United States District Court for the Eastern District of Texas, Case No. 5:04-CV-103, against Formosa Electronic Industries, Inc. (“Formosa”), Micro Innovations Corp. and SPS, Inc. On July 13, 2004, the Company filed an amended complaint with the United States District Court for the Eastern District of Texas to add Sakar International Inc. and Worldwide Marketing Ltd. as parties to the federal district court action. With the exception of Formosa, the Company subsequently reached favorable settlements with each of the other defendants and dismissed them from both the ITC and federal district court actions. In addition, the Company subsequently and voluntarily terminated its ITC action against Formosa and is instead aggressively pursuing all of its claims against Formosa through the federal district court action in the United States District Court for the Eastern District of Texas. The Company’s current fourth amended complaint filed with the court in September 2005, titled Mobility Electronics, Inc. v. Formosa Electronics Industries, Inc., Case No. 5:04-CV-103 DF, pending in the United States District Court for the Eastern District of Texas, alleges infringement of one or more claims of U.S. Patent Nos. 5,347,211, 6,064,177, 6,643,158, 6,650,560, 6,700,808, 6,755,163, 6,920,056, and 6,937,490 owned by the Company, as well as misappropriation of trade secrets, conversion, violation of the Texas Theft Liability Act, and conspiracy. The Company, in its complaint, seeks a permanent injunction against further use of its trade secrets and further infringement of these patents, as well as compensatory and treble damages. In January of 2005, Formosa filed a motion to dismiss arguing that it was not subject to personal jurisdiction in Texas. On March 1, 2006, Formosa withdrew its motion to dismiss without obtaining a ruling from the court. In January of 2005, the Company filed an application for preliminary injunction against Formosa. A hearing on Mobility’s application for preliminary injunction was held in August 2005 and was subsequently denied by the court on December 22, 2005. The court held a hearing, generally referred to as a Markman hearing, on November 17, 2005, to interpret the claims of the patents at issue in this case. The court issued its Claim Construction Order, or Markman ruling, on February 24, 2006, and ruled in Mobility’s favor on substantially all Markman issues. On May 8, 2006, Formosa filed its answer to the Company’s complaint and also filed a counterclaim against the Company seeking a declaratory judgment of patent invalidity, unenforceability and non-infringement of the Company’s patents and damages for alleged claims of unfair competition and tortuous interference with business relationships. Both parties have filed various motions for summary judgment that have not yet been ruled on by the court. A trial had been scheduled for May 2006, but has subsequently postponed until August 2006. The Company intends to vigorously pursue its claims in this action.
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
     On April 26, 2006 without admitting any liability, and in order to avoid the risk, cost and burden of further litigation, the Company entered into a confidential, compromise settlement agreement and release regarding the litigation entitled Thomas R.de Jong vs. Mobility Electronics, Inc. and iGo Direct Corporation (Case No. CV-N-05-0172-LRH-VPC). Pursuant to the terms of the settlement agreement, in exchange for full mutual releases, the Company agreed to reimburse Mr. de Jong’s for various legal fees incurred in connection with a Securities and Exchange Commission matter involving Mr. de Jong, who had been an officer of iGo Corporation, that relates to matters that arose prior to the Company’s acquisition of iGo Corporation in September 2002. The Company recorded a current liability at March 31, 2006 representing the cash to be paid in connection with this settlement agreement. The related litigation settlement expense is recorded as litigation settlement expense.
     We are from time to time involved in various legal proceedings other than those set forth above incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on our business, financial condition, results of operations or liquidity.
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I. “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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

MOBILITY ELECTRONICS, INC.

Dated: May 10, 2006	By:	/s/ Charles R. Mollo

Charles R. Mollo
President, Chief Executive Officer
and Chairman of the Board
(Principal Executive Officer)

	By:	/s/ Joan W. Brubacher

Joan W. Brubacher
Executive Vice President and Chief Financial Officer
and Authorized Officer of Registrant
(Principal Financial Officer)

	By:	/s/ Darryl S. Baker

Darryl S. Baker
Vice President, Chief Accounting Officer and Controller

EXHIBIT INDEX

Exhibit
Number	Description of Document
10.1	Mobility Electronics, Inc. 2006 Executive Bonus Plan+*

10.2	Amendment to Loan Documents by and between Silicon Valley Bank, the Company and certain of its subsidiaries, dated as of May 9, 2006.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

+	Management or compensatory plan or agreement.

*	Filed herewith