Form 10-Q
period 2006-06-30
MOBILITY ELECTRONICS INC
filed 2006-08-09
CIK 1075656

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
YES ☐      NO ☑
At August 4, 2006, there were 31,638,116 shares of the Registrant’s Common Stock outstanding.

MOBILITY ELECTRONICS, INC.
FORM 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$16,359	$13,637
Short-term investments	9,504	20,286
Accounts receivable, net	23,665	18,778
Inventories	14,618	13,373
Prepaid expenses and other current assets	387	565

Total current assets	64,533	66,639
Property and equipment, net	3,365	2,410
Goodwill	10,807	10,570
Intangible assets, net	3,945	2,720
Notes receivable and other assets	480	1,571

Total assets	$83,130	$83,910

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,552	$17,606
Accrued expenses and other current liabilities	3,848	2,694
Current portion of litigation settlement liability	—	3,000
Current portion of non-current liabilities	431	437

Total current liabilities	18,831	23,737
Non-current portion of litigation settlement liability	—	799
Other non-current liabilities, less current portion	—	25

Total liabilities	18,831	24,561

Stockholders’ equity:
Common stock	316	308
Additional paid-in capital	165,473	160,622
Accumulated deficit	(101,643)	(101,685)
Accumulated other comprehensive income	153	104

Total stockholders’ equity	64,299	59,349

Total liabilities and stockholders’ equity	$83,130	$83,910

See accompanying notes to unaudited condensed consolidated financial statements.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue	$26,147	$20,427	$48,984	$38,785
Cost of revenue	18,581	14,016	34,461	26,897

Gross profit	7,566	6,411	14,523	11,888

Operating expenses:
Marketing and sales	2,256	1,912	4,285	3,898
Research and development	1,897	1,517	3,770	2,914
General and administrative	2,424	3,050	6,815	6,109

Total operating expenses	6,577	6,479	14,870	12,921

Income (loss) from operations	989	(68)	(347)	(1,033)

Other income (expense):
Interest income (expense), net	315	183	618	221
Litigation settlement expense	—	—	(250)	—
Gain on disposal of assets and other income (expense), net	1	11,638	21	11,638

Income before provision for income tax	1,305	11,753	42	10,826
Provision for income tax	—	285	—	285

Net income	$1,305	$11,468	$42	$10,541

Net income per share:
Basic	$0.04	$0.38	$0.00	$0.36
Diluted	$0.04	$0.36	$0.00	$0.34

Weighted average common shares outstanding:
Basic	31,289	30,278	31,109	29,439
Diluted	32,723	32,017	32,629	31,095
See accompanying notes to unaudited condensed consolidated financial statements.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six months ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$42	$10,541
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for accounts receivable and sales returns and credits	170	212
Depreciation and amortization	968	978
Amortization of deferred compensation	977	728
Impairment of tooling equipment	31	82
Gain on disposal of assets	—	(11,638)
Changes in operating assets and liabilities:
Accounts receivable	(4,270)	21
Inventories	(840)	(6)
Prepaid expenses and other assets	1,029	(260)
Accounts payable	(4,121)	572
Accrued expenses and other current liabilities	(1,943)	31

Net cash (used in) provided by operating activities	(7,957)	1,261

Cash flows from investing activities:
Purchase of property and equipment	(709)	(692)
Proceeds from sale of intangible assets	—	11,692
Sale (purchase) of investments, net	10,800	(14,019)

Net cash provided by (used) in investing activities	10,091	(3,019)

Cash flows from financing activities:
Payment of non-current liabilities	(25)	(25)
Net proceeds from issuance of common stock	54	9,942
Proceeds from exercise of options, warrants, and repayment of stock subscription notes receivable	528	881

Net cash provided by financing activities	557	10,798

Effects of exchange rate changes on cash and cash equivalents	31	(29)

Net increase in cash and cash equivalents	2,722	9,011
Cash and cash equivalents, beginning of period	13,637	12,768

Cash and cash equivalents, end of period	$16,359	$21,779

See accompanying notes to unaudited condensed consolidated financial statements.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Basis of Presentation
     The accompanying condensed consolidated financial statements include the accounts of Mobility Electronics, Inc. (“Mobility” or the “Company”), and its wholly-owned subsidiaries, Mobility California, Inc., Mobility Idaho, Inc., Mobility 2001 Limited, Mobility Texas Inc., and iGo Direct Corporation. All significant intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.
     The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying condensed consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2005 included in the Company’s Form 10-K, filed with the SEC. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of results to be expected for the full year or any other period.
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
(2) Stock-based Compensation
     Effective in the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (“SFAS 123R”), which revises SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, be measured at fair value and expensed in the consolidated income statement over the service period (generally the vesting period). Upon adoption, the Company transitioned to SFAS 123R using the modified prospective application, whereby compensation cost is only recognized in the consolidated income statements beginning with the first period that SFAS 123R is effective and thereafter, with prior periods’ stock-based compensation for option and employee stock purchase plan activity still presented on a pro forma basis. The Company continues to use the Black-Scholes option valuation model to value stock options. As a result of the adoption of SFAS 123R, the Company recognized pre-tax charges of $19,000 and $172,000 during the three and six months ended June 30, 2006, respectively, associated with the expensing of stock options and employee stock purchase plan activity.
     On March 11, 2005, in response to the issuance of SFAS 123R, the Company’s Compensation and Human Resources Committee of the Board of Directors approved accelerating the vesting of all unvested stock options held by current employees, including executive officers and directors, with an exercise price of $6.00 or greater. Unvested options to purchase 540,369 shares became exercisable as a result of the vesting acceleration.
     The decision to accelerate vesting of these options was made primarily to avoid recognizing compensation expense in the income statement in future financial statements upon the effectiveness of SFAS 123R. The Company estimates that the maximum future compensation expense that will be avoided, based on an implementation date for SFAS 123R of January 1, 2006, will be approximately $1,772,000, of which approximately $617,000 is related to options held by executive officers and directors of the Company. The acceleration did not generate significant compensation expense, as the majority of options for which vesting was accelerated had exercise prices that exceeded the market price of the Company’s common stock on March 11, 2005. The pro-forma results presented in the table below include approximately $1,609,000 of compensation expense for the three and six months ended June 30, 2005, respectively, resulting from the vesting acceleration.
     Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company’s net income and net income per share for the three and six months ended June 30, 2005 would have been increased to the pro forma amount indicated below (amounts in thousands, except per share):

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net income:
As reported	$11,468	$10,541
Total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax of $0 for all periods	(59)	(1,956)

Pro forma	$11,409	$8,585

Net income per share — basic:
As reported	$0.38	$0.36

Pro forma	$0.38	$0.29

Net income per share — diluted:
As reported	$0.36	$0.34

Pro forma	$0.36	$0.28

(a) Stock Options
     In 1995, the Board granted stock options to employees to purchase 132,198 shares of common stock. Later in 1996, the Company adopted an Incentive Stock Option Plan (the “1996 Plan”) pursuant to the Internal Revenue Code. During 2002, the 1996 Plan was amended to increase the aggregate number of shares of common stock for which options may be granted or for which stock grants may be made to 3,000,000. During 2004, the Company adopted the Mobility Electronics, Inc. Omnibus Long-Term Incentive Plan (the “2004 Omnibus Plan”) and the Mobility Electronics, Inc. Non-Employee Directors Plan (the “2004 Directors Plan”). Under the 2004 Omnibus Plan, the Company may grant up to 2,350,000 stock options, stock appreciation rights, restricted stock awards, performance awards, and other stock awards. Under the 2004 Directors Plan, the Company may grant up to 400,000 stock options, stock appreciation rights, restricted stock awards, performance awards, and other stock awards. The options under the 1996 Plan, the CES Options, and the 2004 Omnibus Plan were granted at the fair market value of the Company’s stock at the date of grant as determined by the Company’s Board of Directors. Options become exercisable over varying periods up to 3.5 years and expire at the earlier of termination of employment or up to six years after the date of grant. There were 123,954, 1,310,589 and 204,827 shares available for grant under the 1996 Plan, the 2004 Omnibus Plan and the 2004 Directors Plan, respectively, as of June 30, 2006.
     The Company did not grant any stock options during the six months ended June 30, 2005 or the six months ended June 30, 2006.
     The following table summarizes information regarding stock option activity for the six months ended June 30, 2006:

		Weighted
		Average
		Exercise
	Number	Price
Outstanding, December 31, 2005	1,182,746	$4.92
Granted	—	—
Canceled	(20,635)	4.26
Exercised	(307,085)	1.79

Outstanding, June 30, 2006	855,026	$6.06

     The following table summarizes information about the stock options outstanding at June 30, 2006:

		Weighted	Weighted		Weighted
		Average	Average		Average
	Options	Remaining	Exercise	Options	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$0.79-$1.78	239,128	2.35	$1.27	196,921	$1.28
$1.79-$8.03	226,190	2.83	5.90	222,619	5.93
$8.04-$9.00	138,708	4.00	8.50	138,708	8.50
$9.01-$11.95	251,000	3.47	9.43	251,000	9.43

$0.79-$11.95	855,026	3.07	$6.06	809,248	$6.33

     As of June 30, 2006, there was $42,000 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 2.4 months.
     Cash received from option exercises during the six months ended June 30, 2006 and 2005 totaled $525,000 and $657,000, respectively. The impact of these cash receipts are included in net proceeds from the issuance of common stock, exercise of options and warrants, and repayment of stock subscription notes receivable in the accompanying condensed consolidated statements of cash flows.
(b) Restricted Stock Units
     Under the 2004 Directors Plan and the 2004 Omnibus Plan, the Company has instituted the grant of Restricted Stock Units (“RSUs”) in lieu of stock options. The RSUs are accounted for using the measurement and recognition principles of SFAS 123R. Accordingly, unearned compensation is measured at fair market value on the date of grant and recognized as compensation expense over the period in which the RSUs vest. All RSUs awarded during 2005 and 2006 will vest on January 13, 2010, but may vest earlier, in full, if specific performance criteria are met or, on a pro rata basis, upon the death, disability, termination without cause, or retirement of plan participants. RSUs awarded to board members under the 2004 Directors Plan for election to the board vest 100% upon the three-year anniversary of the grant date, but may vest earlier, on a pro rata basis, upon the death, disability, or retirement of plan participants. RSUs awarded to board members under the 2004 Directors Plan for committee service vest 100% upon the one-year anniversary of the grant date, but may vest earlier, on a pro rata basis, upon the death, disability, or retirement of plan participants.
     As of June 30, 2006, there was $6,157,000 of total unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted average period of four years. For the six months ended June 30, 2006 and 2005, the Company recorded in general and administrative expense $805,000 and $717,000 of stock-based compensation expense, respectively, relating to the RSUs.
     The following table summarizes information regarding restricted stock unit activity under the 2004 Directors Plan and the 2004 Omnibus Plan for the six months ended June 30, 2006:

	2004 Directors Plan		2004 Omnibus Plan
		Weighted Average		Weighted Average
		Value per		Value per
	Number	Share	Number	Share
Outstanding, December 31, 2005	141,900	$8.51	766,917	$7.53
Granted	37,200	7.15	272,068	8.05
Canceled	—	—	(117,006)	7.43
Released to common stock	(14,700)	8.54	(14,599)	7.32
Released for settlement of taxes	—	—	(5,745)	7.32

Outstanding, June 30, 2006	164,400	$8.20	901,635	$7.71

(c) Employee Stock Purchase Plan
     On January 31, 2006, the Company’s Board of Directors decided to eliminate the Employee Stock Purchase Plan, effective April 1, 2006. During the three months ended March 31, 2006, 4,815 shares were issued under the Employee Stock Purchase Plan for net proceeds of $34,000.
(3) Acquisition
     On May 26, 2006 the Company acquired certain assets, including customer relationships, trademarks, and developed technology relating to the portable keyboard business of Think Outside, Inc. for 362,740 shares of common stock, valued at $6.89 per share, or $2,500,000.

     The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed, based upon the estimated fair values at the date of acquisition. Goodwill of $237,000 was recorded as a result of the transaction.
     The purchase price of $2,500,000, plus acquisition costs of $92,000, was allocated as follows (amounts in thousands):

Purchase price:
Common stock	$2,500
Costs of acquisition	92

$2,592

Assets acquired and liabilities assumed:
Current assets	$1,238
Property and equipment	830
Other amortizable assets	1,450
Goodwill	237
Current liabilities	(1,163)

$2,592

     The above presented purchase price allocation is considered preliminary and may be subject to modification if more information is obtained.
(4) Investments
     The Company evaluates its investments in marketable securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and has determined that all of its investments in marketable securities should be classified as available-for-sale and reported at fair value. The unrealized gains and losses on available-for-sale securities, net of taxes, are recorded in accumulated other comprehensive income. Realized gains and losses are included in interest and other income (expense), net.
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
     The Company generated net proceeds of $10,800,000 from liquidation of available-for-sale marketable securities during the six months ended June 30, 2006. As of June 30, 2006 and December 31, 2005 the amortized cost basis, unrealized holding gains, unrealized holding losses, and aggregate fair value by major security type were as follows (amounts in thousands):

	June 30, 2006			December 31, 2005
		Net			Net
		Unrealized			Unrealized
		Holding	Aggregate		Holding
	Amortized	Gains	Fair	Amortized	Gains	Aggregate
	Cost	(Losses)	Value	Cost	(Losses)	Fair Value
U.S. corporate securities:
Commercial paper	$1,735	$(1)	$1,734	$6,831	$(3)	$6,828
Corporate notes and bonds	4,666	(8)	4,658	8,295	(21)	8,274
Bankers acceptance	1,899	3	1,902	1,801	—	1,801
Asset backed securities — fixed	—	—	—	900	—	900

	8,300	(6)	8,294	17,827	(24)	17,803
U.S. government securities	1,213	(3)	1,210	2,486	(3)	2,483

	$9,513	$(9)	$9,504	$20,313	$(27)	$20,286

(5) Inventories
     Inventories consist of the following (amounts in thousands):

	June 30,	December 31,
	2006	2005
Raw materials	$4,708	$2,946
Finished goods	9,910	10,427

	$14,618	$13,373

(6) Goodwill
     Goodwill by business segment is as follows (amounts in thousands):

	High Power	Connectivity
	Group	Group	Total
Reported balance at December 31, 2005	$3,578	$6,992	$10,570
Acquisition of Think Outside	—	237	237

Reported balance at June 30, 2006	$3,578	$7,229	$10,807

(7) Intangible Assets
     Intangible assets consist of the following at June 30, 2006 and December 31, 2005 (amounts in thousands):

		June 30, 2006			December 31, 2005
	Average	Gross		Net	Gross		Net
	Life	Intangible	Accumulated	Intangible	Intangible	Accumulated	Intangible
	(Years)	Assets	Amortization	Assets	Assets	Amortization	Assets
Amortized intangible assets:
License fees	7	$1,947	$(856)	$1,091	$1,947	$(743)	$1,204
Patents and trademarks	5	2,876	(1,136)	1,740	2,018	(968)	1,050
Trade names	10	378	(145)	233	378	(126)	252
Customer intangibles	5	1,442	(561)	881	662	(448)	214

Total		$6,643	$(2,698)	$3,945	$5,005	$(2,285)	$2,720

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
(8) Line of Credit
     As of June 30, 2006, the Company had a $10,000,000 line of credit with a bank, bearing interest at prime (8.0% at June 30, 2006), interest only payments due monthly, with final payment of interest and principal due on July 31, 2006. The line of credit was secured by all assets of the Company. The Company had no outstanding balance against the line of credit at June 30, 2006 and 2005. The line of credit was subject to financial covenants. At June 30, 2006, the Company had borrowing base capacity of $10,000,000. This line of credit expired on July 31, 2006.
     In July 2006, the Company entered into a new $10,000,000 line of credit with a bank. This line bears interest at prime or LIBOR plus 2%, interest only payments are due monthly, with final payment of interest and principal due on July 27, 2008. The line of credit is secured by all the assets of the Company. The line is subject to financial covenants beginning on March 31, 2007.
(9) Non-current Liabilities
     Non-current liabilities consist of the following (amounts in thousands):

	June 30,	December 31,
	2006	2005
Estimate of Invision earn-out	$406	$412
Liability for license fee	25	50

	431	462
Less current portion	431	437

Non-current liabilities, less current portion	$—	$25

     In connection with its acquisition of certain assets of Invision Software and Invision Wireless, the Company recorded a liability of $847,000, which represents the excess of the fair value of assets acquired over the initial consideration paid for those assets. This liability will be reduced by earn-out payments when the contingent consideration is earned. Accordingly, the Company has recorded a current portion of this liability of $406,000 based on its estimate of contingent consideration to be earned during 2006. The earn-out period expires on December 1, 2006. The Company made actual earn-out payments of

$6,000 and $243,000 during the six months ended June 30, 2006 and 2005, respectively. If the remaining earn-out payments do not exceed the remaining recorded liability, the Company will reduce the value of its intangible assets recorded in connection with the Invision Software acquisition by the amount of the remaining recorded liability on a pro-rata basis.
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
(10) Stockholders’ Equity
     Holders of shares of common stock are entitled to one vote per share on all matters submitted to a vote of the Company’s stockholders. There is no right to cumulative voting for the election of directors. Holders of shares of common stock are entitled to receive dividends, if and when declared by the board of directors out of funds legally available therefore, after payment of dividends required to be paid on any outstanding shares of preferred stock. Upon liquidation, holders of shares of common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to the liquidation preferences of any outstanding shares of preferred stock. Holders of shares of common stock have no conversion, redemption or preemptive rights. At June 30, 2006 and December 31, 2005, there were 90,000,000 shares of common stock authorized and 31,636,266 and 30,844,581 issued and outstanding, respectively.
(11) Net Income per Share
     The computation of basic and diluted net income per share follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Basic net income per share computation:
Numerator:
Net income	$1,305	$11,468	$42	$10,541

Denominator:
Weighted average number of common shares outstanding	31,289	30,278	31,109	29,439

Basic net income per share:	$0.04	$0.38	$0.00	$0.36

Diluted net income per share computation:
Numerator:
Net income	$1,305	$11,468	$42	$10,541

Denominator:
Weighted average number of common shares outstanding	31,289	30,278	31,109	29,439
Effect of dilutive stock options, warrants, and restricted stock units	1,434	1,584	1,520	1,444

Dilutive effect of preferred shares if converted to common shares at the beginning of the period	—	155	—	212
	32,723	32,017	32,629	31,095

Diluted net income per share:	$0.04	$0.36	$0.00	$0.34

Stock options not included in dilutive net income per share since antidilutive	492	310	381	461
Warrants not included in dilutive net income per share since antidilutive	1,195	—	1,190	2,381
(12) Business Segments, Concentration of Credit Risk and Significant Customers
     The Company is engaged in the business of selling accessories for computers and mobile electronic devices. Effective March 31, 2005, the Company formed a separate division, specifically for the purpose of developing, marketing and selling its low-power mobile electronic power products, which the Company has named the “Low-Power Group” (formerly known as the “itip Division”). In conjunction with the formation of the Low-Power Group, the Company’s chief operating decision maker (“CODM”) began separately evaluating the operating results of the Low-Power Group, the High-Power Group and the

Connectivity Group. The CODM continues to evaluate revenues and gross profits based on product lines, routes to market and geographies. Prior to April 1, 2005, the CODM only evaluated operating results for the Company taken as a whole. As a result, effective April 1, 2005, in accordance with FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has determined it has three operating business segments, consisting of the High-Power Group, Low-Power Group, and Connectivity Group.
     The following tables summarize the Company’s revenues, operating results and assets by business segment (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
High-Power Group	$16,327	$14,191	$30,330	$28,006
Low-Power Group	3,835	1,141	6,511	1,141
Connectivity Group	5,985	5,095	12,143	9,638

	$26,147	$20,427	$48,984	$38,785

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Operating income (loss):
High-Power Group	$3,366	$3,027	$5,702	$4,545
Low-Power Group	(75)	(599)	(245)	(599)
Connectivity Group	122	554	1,011	1,131
Corporate	(2,424)	(3,050)	(6,815)	(6,109)

	$989	$(68)	$(347)	$(1,033)

     The Company’s corporate function supports its various business segments and, as a result, the Company attributes the aggregate amount of its general and administrative expense to corporate as opposed to allocating it to individual business segments.

	June 30,	December 31,
	2006	2005
Assets:
High-Power Group	$35,277	$33,193
Low-Power Group	3,071	287
Connectivity Group	17,128	14,961
Corporate	27,654	35,469

	$83,130	$83,910

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
     The following tables summarize the Company’s revenues by product line, as well as its revenues by geography and the percentages of revenue by route to market (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
High-power mobile electronic power products	$15,899	$13,030	$28,884	$24,813
Low-power mobile electronic power products	3,608	1,510	6,614	2,664
Handheld products	4,439	3,565	9,018	6,370
Expansion and docking products	1,389	1,547	2,968	3,338
Portable keyboard products	167	—	167	—
Accessories and other products	645	775	1,333	1,600

Total revenues	$26,147	$20,427	$48,984	$38,785

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
North America (principally United States)	$22,002	$17,433	$41,998	$33,002
Europe	1,871	1,432	3,218	2,674
Asia Pacific	2,220	1,562	3,709	3,109
All other	54	—	59	—

	$26,147	$20,427	$48,984	$38,785

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
OEM and private-label-resellers	61%	63%	62%	63%
Retailers and distributors	31%	22%	29%	22%
Other	8%	15%	9%	15%

	100%	100%	100%	100%

     The following table summarizes the Company’s profit margins by product lines. Profit margins, as indicated below, are computed on the basis of direct product cost only, which does not include overhead cost that is factored into consolidated gross profit margin.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
High-power mobile electronic power products	38%	37%	38%	36%
Low-power mobile electronic power products	46%	49%	48%	43%
Handheld products	37%	37%	37%	35%
Expansion and docking products	59%	61%	58%	61%
Accessories and other products	48%	46%	48%	46%
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
     Three customers accounted for 25%, 16%, and 15%, respectively, of net sales for the six months ended June 30, 2006. Four customers accounted for 26%, 13%, 13%, and 11%, respectively, of net sales for the six months ended June 30, 2005.
     Three customers’ accounts receivable balances accounted for 32%, 22% and 16%, respectively, of net accounts receivable at June 30, 2006. Three customers’ accounts receivable balances accounted for 32%, 17% and 13%, respectively, of net accounts receivable at June 30, 2005.
     Allowance for doubtful accounts was $330,000 and $316,000 at June 30, 2006 and December 31, 2005, respectively. Allowance for sales returns was $270,000 and $231,000 at June 30, 2006 and December 31, 2005, respectively.
     Export sales were approximately 14% and 15% of the Company’s net sales for the six months ended June 30, 2006 and 2005, respectively. The principal international markets served by the Company were Europe and Asia Pacific.
(13) Contingencies
     Certain former officers of iGo Corporation are seeking potential indemnification claims against the Company’s wholly-owned subsidiary, iGo Direct Corporation, relating to an SEC matter involving such individuals (but not involving the Company) that relates to matters that arose prior to the Company’s acquisition of iGo Corporation in September 2002.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Certain statements contained in this report constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “expect,” “anticipate” and other similar statements of expectations identify forward-looking statements. Forward-looking statements in this report include expectations regarding our anticipated revenue, gross margin, and related expenses for the third quarter and remainder of 2006; the belief that our new sales and marketing strategies, along with the elimination of RadioShack’s profit sharing, will result in materially improved operating margins over time; the anticipation that our more aggressive efforts to generate broad consumer awareness for our unique low-power products will have a significant impact on sales at the retail level and aid in our efforts to penetrate new major accounts in the retail and wireless carrier markets; the expectation that, as our new go-to-market strategy gains traction, we will see an expanding distribution network and increasing sell-through rates, which will result in increased revenue and profitability over time; the availability of cash and liquidity; expectations of industry trends; beliefs relating to our distribution capabilities and brand identity; expectations regarding new product introductions; the anticipated strength of our patent portfolio; and our expectations regarding the outcome and anticipated impact of various litigation proceedings in which we are involved. These forward-looking statements are based largely on management’s expectations and involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include those set forth in other reports that we file with the Securities and Exchange Commission. Additional factors that could cause actual results to differ materially from those expressed in these forward-looking statements include, among others, the following:
•	the loss of, and failure to replace, any significant customers;

•	the ineffectiveness of our sales and marketing strategy;

•	the inability to create broad consumer awareness and acceptance for our products and technology;

•	the timing and success of new product introductions;

•	product developments, introductions and the pricing of competitors;

•	the market’s acceptance of our products and technology;

•	the ability to expand and protect our proprietary rights and intellectual property;

•	the timing of substantial customer orders;

•	the availability of qualified personnel;

•	the performance of suppliers and subcontractors; and

•	the successful resolution of pending and unanticipated litigation matters;

•	market demand and industry and general economic or business conditions.
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
     We use our proprietary technology to design and develop products that make computers and mobile electronic devices more efficient and cost effective, thus enabling professionals and consumers more effective use of these devices and the ability to access information more readily. Our products include power products for high-power mobile electronic devices, such as portable computers; power products for low-power mobile electronic devices, such as mobile phones, PDAs and MP3 players; connectivity products; expansion products; and docking and accessory products. We are organized in three business segments, which consist of the High-Power Group, the Low-Power Group and the Connectivity Group.
     High-Power Group. Our High-Power Group is focused on the development, marketing and sales of power products and accessories for mobile electronic devices with high power requirements, which consist primarily of portable computers. In addition, in accordance with the terms of our strategic agreements with RadioShack and Motorola, the High-Power Group included the majority of our sales of low-power products to RadioShack through December 31, 2005. Although it does not affect how we report our High-Power Group or Low-Power Group revenue, we amended our agreement with RadioShack in June 2006, converting it to a standard customer agreement. We sell these products to OEMs, private-label resellers, distributors, resellers and retailers. We supply OEM-specific, high-power adapter products to Dell and Lenovo. We have entered into a strategic reseller agreement with Targus to market and distribute high-power adapter products on a private-label basis. We sell to retailers such as RadioShack and through distributors such as Ingram Micro. High-Power Group revenue accounted for approximately 62% of revenue for the six months ended June 30, 2006, and 72% revenue for the six months ended June 30, 2005.

     Low-Power Group. Over the last two years, our development efforts have focused significantly on the development of our patented power products for low-power mobile electronic devices, or low-power products. In particular, these products include new and innovative lines of power adapters specifically designed for the low-power mobile electronic device market, including cigarette lighter adapters, mobile AC adapters, low-power universal AC/DC adapters, and low-power universal battery products. Each of these devices is designed, or is being designed, to incorporate our patented tip technology. The combination AC/DC adapter also allows users to simultaneously charge a second device with our optional DualPower accessory. In April 2005, we entered into strategic agreements with RadioShack and Motorola under which we formed the Low-Power Group, which is specifically focused on the development, marketing and sales of low-power adapter products. In June 2006, we amended our agreement with RadioShack, converting them to a standard customer agreement. In connection with the remaining strategic agreement with Motorola, Motorola will act as a sales representative for the sale of our low-power products. In addition, RadioShack and Motorola have each made equity investments in our company to assist us in these efforts. Low-power revenue accounted for approximately 13% of revenue for the six months ended June 30, 2006 and 3% of revenue for the six months ended June 30, 2005, since the Low-Power Group was formed on June 30, 2005.
     Connectivity Group. Our Connectivity Group is focused on the development, marketing and sales of connectivity and expansion and docking products. Our early focus was on the development of remote peripheral component interface, or PCI, bus technology and products based on proprietary Split Bridge® technology. We invested heavily in Split Bridge technology and while we had some success with Split Bridge in the corporate portable computer market with sales of universal docking stations, it became clear in early 2002 that this would not be the substantial opportunity we originally envisioned. In May 2005, we sold substantially all of our intellectual property relating to Split Bridge technology which resulted in a gain on the sale of these assets of $11.6 million. Although we no longer own Split Bridge technology, we continue to produce and sell docking, expansion and connectivity products using Split Bridge technology through a non-exclusive, perpetual royalty-free license. We supply OEM-specific connectivity products to Symbol Technologies. We also sell connectivity products to other OEMs, distributors and end-users. In May 2006 we acquired the portable keyboard business of Think Outside, Inc. The operations of the keyboard products group are included in the Connectivity Group. Connectivity Group revenue accounted for approximately 25% of revenue for the six months ended June 30, 2006 and 25% of revenue for the six months ended June 30, 2005.
     Across all three business segments, sales to OEMs and private-label resellers accounted for approximately 62% of revenue for the six months ended June 30, 2006 and 63% of revenue for the six months ended June 30, 2005. Sales through retailers and distributors accounted for approximately 29% of revenue for the six months ended June 30, 2006 and 22% of revenue for the six months ended June 30, 2005. The balance of our revenue during these periods was derived from direct sales to end-users. In the future, we expect that we will be dependent upon a relatively small number of customers for a significant portion of our revenue, including RadioShack, Targus, Lenovo, Dell, and others.
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
     Our recognition of revenue from product sales to distributors, resellers and retailers, or the “distribution channel,” is affected by agreements we have giving certain customers rights to return up to 15% of their prior quarter’s purchases, provided that they place a new order for equal or greater dollar value of the amount returned. We also have agreements with certain customers that allow them to receive credit for subsequent price reductions, or “price protection.” At the time we recognize revenue, upon shipment and transfer of ownership, we reduce revenue for the gross sales value of estimated future returns, as well as our estimate of future price protection. We also reduce cost of revenue for the gross product cost of estimated future returns. We record an allowance for sales returns in the amount of the difference between the gross sales value and the cost of revenue as a reduction of accounts receivable. Gross sales to the distribution channel accounted for approximately 29% of revenue for the six months ended June 30, 2006 and 22% of revenue for the six months ended June 30, 2005.
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
     Inventory Valuation. Inventories consist of finished goods and component parts purchased both partially and fully assembled. We have all normal risks and rewards of our inventory held by contract manufacturers. Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories include material and overhead costs. Overhead costs are allocated to inventory based on a percentage of material costs. We monitor usage reports to determine if the carrying value of any items should be adjusted due to lack of demand for the items. We make a downward adjustment to the value of our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. We recorded downward adjustments to inventory of $1,136,000 during the six months ended June 30, 2006. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.
     Goodwill and Intangible Assets Valuation. Under Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we are required to evaluate recorded goodwill annually, or when events indicate the goodwill may be impaired. The impairment evaluation process is based on both a discounted future cash flows approach and a market comparable approach. The discounted cash flows approach uses our estimates of future market growth rates, market share, revenue and costs, as well as appropriate discount rates. We test goodwill for impairment on an annual basis as of December 31. We evaluated goodwill for impairment as of December 31, 2005 and determined that recorded goodwill was not impaired at that time. During the quarter ended June 30, 2006, no triggering events occurred that would lead us to believe that goodwill was impaired as of June 30, 2006.
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
Results of Operations
     The following table presents certain selected consolidated financial data for the periods indicated expressed as a percentage of total revenue:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	71.1%	68.6%	70.4%	69.3%

Gross profit	28.9%	31.4%	29.6%	30.7%

Operating expenses:
Sales and marketing	8.6%	9.4%	8.7%	10.1%
Research and development	7.3%	7.4%	7.7%	7.5%
General and administrative	9.3%	14.9%	13.9%	15.8%

Total operating expenses	25.2%	31.7%	30.4%	33.3%

Income (loss) from operations	3.8%	(0.3%)	(0.7%)	(2.7%)

Other income (expense):
Interest, net	1.2%	0.9%	1.3%	0.6%
Other, net	0.0%	57.0%	(0.5%)	30.0%
Provision for income tax	0.0%	(1.4%)	0.0%	(0.7%)

Net income	5.0%	56.1%	0.1%	27.2%

Comparison of Three Months Ended June 30, 2006 and 2005
     Revenue. Revenue generally consists of sales of products, net of returns and allowances. To date, our revenues have come predominantly from power adapters, handheld products, expansion and docking products, and accessories. The following table summarizes the year-over-year comparison of our revenue for the periods indicated (amounts in thousands):

	Three Months	Three Months	Increase	Percentage change
	Ended	Ended	from same period	from the same period
	June 30, 2006	June 30, 2005	in the prior year	in the prior year
High-Power Group	$16,327	$14,191	$2,136	15.1%

Low-Power Group	3,835	1,141	2,694	236.1%

Connectivity Group	5,985	5,095	890	17.5%

Total Revenue	$26,147	$20,427	$5,720	28.0%
     High-Power Group. The increase in High-Power Group revenue is primarily due to continued sales growth of our family of combination AC/DC, AC only and DC only universal power adapters during the three months ended June 30, 2006. Sales of OEM–specific, high-power products increased by $1.5 million, or 33.1%, to $6.1 million during the three months ended June 30, 2006 as compared to $4.6 million during the three months ended June 30, 2005, primarily as a result of increased sales to Dell. Sales of high-power products developed specifically for private-label resellers increased by $1.5 million, or 26.1%, to $7.3 million during the three months ended June 30, 2006 as compared to $5.8 million during the three months ended June 30, 2005. Sales of iGo branded high-power products to retailers and distributors decreased by $413,000, or 12.5%, to $3.3 million during the three months ended June 30, 2006 as compared to $3.7 million during the three months ended June 30, 2005. The decrease in sales to retailers and distributors for the three months ended June 30, 2006, as compared to the same period in the prior year, is primarily a result of $935,000 of sales to RadioShack of low-power products that were included in High-Power Group revenue for the three months ended June 30, 2005.
     Low-Power Group. The increase in Low-Power Group revenue is primarily due to continued sales growth of our family of low-power combination AC/DC, AC only and DC only universal power solutions. Sales of low-power products to

RadioShack were $3.0 million, or 83.4% of Low-Power Group revenue. As noted above, for the three months ended June 30, 2005, sales of low-power products to RadioShack were included in High-Power Group revenue. The balance of the Low-Power Group revenue for the three months ended June 30, 2006 consisted of sales to various retailers and distributors, as well as sales to end-users through our iGo.com website. Our low-power strategy is to gain further market penetration into mobile wireless carriers, distributors and retailers through our own sales efforts, as well as those of Motorola, who is our strategic partner in the Low-Power Group.
     Connectivity Group. The increase in Connectivity Group revenue is primarily attributable to an increase in sales of handheld products of $874,000, or 24.5%, to $4.4 million during the three months ended June 30, 2006 as compared to $3.6 million during the three months ended June 30, 2005. On May 26, 2006, we completed our acquisition of the portable keyboard products of Think Outside, Inc. Connectivity Group revenue included $167,000 for the one month ended June 30, 2006. The increases in handheld and portable keyboard revenue were partially offset by a decrease of $158,000, or 10.2%, in sales of docking and expansion products, to $1.4 million for the three months ended June 30, 2006 compared to $1.5 million for the three months ended June 30, 2005. Many customers of connectivity products purchase periodically rather than ratably throughout the year, which may cause revenue of the Connectivity Group to fluctuate from period to period.
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

	Three Months	Three Months
	Ended	Ended	Increase (decrease)	Percentage change from
	June 30,	June 30,	from same period in	the same period in the
	2006	2005	the prior year	prior year
Cost of revenue	$18,581	$14,016	$4,565	32.6%

Gross profit	$7,566	$6,411	$1,155	18.0%

Gross margin	28.9%	31.4%	(2.5)%	(8.0)%
     The increase in cost of revenue was due primarily to the 28.0% volume increase in revenue, combined with an increase in indirect product overhead expenses, as compared to the three months ended June 30, 2005. Cost of revenue as a percentage of revenue increased to 71.1% for the three months ended June 30, 2006 from 68.8% for the three months ended June 30, 2005, resulting in decreased gross margin. Indirect product overhead expenses increased by $1.0 million, or 58.8%, to $2.7 million during the three months ended June 30, 2006 as compared to $1.7 million during the three months ended June 30, 2005, primarily due to an increase in inventory write-downs of $715,000. The decrease in gross profit and corresponding gross margin is primarily attributable to increased indirect product overhead expenses previously discussed.
     Sales and marketing. Sales and marketing expenses generally consist of salaries, commissions and other personnel-related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. The following table summarizes the year-over-year comparison of our sales and marketing expenses for the periods indicated (amounts in thousands):

	Three Months	Three Months	Increase	Percentage change
	Ended	Ended	from same period	from the same period
	June 30, 2006	June 30, 2005	in the prior year	in the prior year
Sales and marketing	$2,256	$1,912	$344	18.0%
     The increase in sales and marketing expenses primarily resulted from costs associated with the addition of two sales and marketing personnel and additional marketing costs. As a percentage of revenue, sales and marketing expenses decreased to 8.6% for the three months ended June 30, 2006 from 9.4% for the three months ended June 30, 2005.
     Research and development. Research and development expenses consist primarily of salaries and personnel-related costs, outside consulting, lab costs and travel-related costs of our product development group. The following table summarizes the year-over-year comparison of our research and development expenses for the periods indicated (amounts in thousands):

	Three Months	Three Months	Increase from	Percentage change from
	Ended	Ended	same period	the same period in the
	June 30, 2006	June 30, 2005	in the prior year	prior year
Research and development	$1,897	$1,517	$380	25.0%

     The increase in research and development expenses primarily resulted from costs associated with the addition of five engineering personnel, as well as the timing of expenses incurred in connection with the continued development of our family of power products. As a percentage of revenue, research and development expenses decreased to 7.3% for the three months ended June 30, 2006 from 7.4% for the three months ended June 30, 2005.
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

	Three Months	Three Months	Decrease	Percentage change
	Ended	Ended	from same period	from the same period
	June 30, 2006	June 30, 2005	in the prior year	in the prior year
General and administrative	$2,424	$3,050	$(626)	(20.5)%
     The decrease in general and administrative expenses primarily resulted from a recovery under our directors’ and officers’ liability insurance policy of $1.5 million in connection with legal fees that had been incurred and expensed in prior periods. Excluding this recovery, general and administrative expense increased by $874,000, primarily as a result of an increase in legal expenses of $750,000. General and administrative expenses as a percentage of revenue decreased to 9.3% for the three months ended June 30, 2006 from 14.9% for the three months ended June 30, 2005.
     Interest income (expense) net. During the three months ended June 30, 2006, we earned $315,000 of net interest income, compared to net interest income of $183,000 during the three months ended June 30, 2005. The increase in net interest income is primarily the result of an increase in cash, cash equivalents, short- and long-term investments resulting from the sale of intellectual property assets, as well as equity investments by RadioShack and Motorola, combined with impact of rising interest rates over the past year. The following table summarizes the year-over-year comparison of our interest income (expense) net for the periods indicated (amounts in thousands):

	Three Months	Three Months	Increase	Percentage change
	Ended	Ended	from same period	from the same period
	June 30, 2006	June 30, 2005	in the prior year	in the prior year
Interest income	$340	$207	$133	64.3%

Interest expense	25	24	1	4.2%

Net interest income (expense)	$315	$183	$132	72.1%
     Other income (expense) net. During the three months ended June 30, 2005, we recorded a gain on the sale of intellectual property assets in the amount of $11.6 million.
     Income taxes. As a result of the $11.6 million gain on the sale of intellectual property assets recorded during the three months ended June 30, 2005, we became subject to corporate alternative minimum tax (AMT). As AMT is currently payable, we are not able to utilize net operating losses to offset this AMT liability. Accordingly, for the three months ended June 30, 2005, we recorded a provision for income tax in the amount of $285,000, which represents our estimate of AMT liability. We have incurred net losses from inception through the three months ended June 30, 2006; therefore, no additional provision for income taxes was required for the three months ended June 30, 2006. Based on historical operating losses, we have no assurance that we will fully realize the benefits of the net operating loss carryforwards. We have not, therefore, recorded a tax benefit from our net operating loss carryforwards for either of the three months ended June 30, 2006 or June 30, 2005.
Comparison of Six Months Ended June 30, 2006 and 2005
     Revenue. Revenue generally consists of sales of products, net of returns and allowances. To date, our revenues have come predominantly from power adapters, handheld products, expansion and docking products, and accessories. The following table summarizes the year-over-year comparison of our revenue for the periods indicated (amounts in thousands):

	Six Months	Six Months	Increase	Percentage change
	Ended June	Ended June 30,	from same period	from the same period
	30, 2006	2005	in the prior year	in the prior year
High-Power Group	$30,330	$28,006	$2,324	8.3%

Low-Power Group	6,511	1,141	5,370	470.6%

Connectivity Group	12,143	9,638	2,505	26.0%

Total Revenue	$48,984	$38,785	$10,199	26.3%

     High-Power Group. The increase in High-Power Group revenue is primarily due to continued sales growth of our family of combination AC/DC, AC only and DC only universal power adapters during the six months ended June 30, 2006. Sales of OEM–specific, high-power products increased by $2.6 million, or 29.2%, to $11.3 million during the six months ended June 30, 2006 as compared to $8.7 million during the six months ended June 30, 2005, primarily as a result of increased sales to Dell. Sales of high-power products developed specifically for private-label resellers increased by $2.5 million, or 22.6%, to $13.4 million during the six months ended June 30, 2006 as compared to $10.9 million during the six months ended June 30, 2005. Sales of iGo branded high-power products to retailers and distributors decreased by $2.8 million, or 32.9%, to $5.7 million during the six months ended June 30, 2006 as compared to $8.5 million during the six months ended June 30, 2005. The decrease in sales to retailers and distributors for the six months ended June 30, 2006, as compared to the same period in the prior year, is primarily as a result of approximately $935,000 of sales to RadioShack of low-power products that were included in High-Power Group revenue, a decrease of $1.0 million in sales of high-power products to RadioShack, and a net decrease of approximately $900,000 in sales to other retailers and distributors for the six months ended June 30, 2005.
     Low-Power Group. The increase in Low-Power Group revenue is primarily due to continued sales growth of our family of low-power combination AC/DC, AC only and DC only universal power solutions. Sales of low-power products to RadioShack were $5.3 million, or 80.6% of Low-Power Group revenue. As noted above, for the six months ended June 30, 2005, sales of low-power products to RadioShack were included in High-Power Group revenue. The balance of the Low-Power Group revenue for the six months ended June 30, 2006 consisted of sales to various retailers and distributors, as well as sales to end-users through our iGo.com website. Our low-power strategy is to gain further market penetration into mobile wireless carriers, distributors and retailers through our own sales efforts, as well as those of Motorola, who is our strategic partner in the Low-Power Group.
     Connectivity Group. The increase in Connectivity Group revenue is primarily attributable to an increase in sales of handheld products of $2.6 million, or 41.6%, to $9.0 million during the six months ended June 30, 2006 as compared to $6.4 million during the six months ended June 30, 2005. On May 26, 2006, we completed our acquisition of the portable keyboard products of Think Outside, Inc. Connectivity Group revenue included $167,000 for the one month ended June 30, 2006. The increases in handheld and portable keyboard revenue were partially offset by a decrease of $370,000, or 11.1%, in sales of docking and expansion products, to $3.0 million for the six months ended June 30, 2006 compared to $3.3 million for the six months ended June 30, 2005. Many customers of connectivity products purchase periodically rather than ratably throughout the year, which may cause revenue of the Connectivity Group to fluctuate from period to period.
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

	Six Months	Six Months	Increase (decrease)	Percentage change from
	Ended June	Ended June	from same period in	the same period in the
	30, 2006	30, 2005	the prior year	prior year
Cost of revenue	$34,461	$26,897	$7,564	28.1%

Gross profit	$14,523	$11,888	$2,635	22.2%

Gross margin	29.6%	30.7%	(1.1)%	(3.6)%
     The increase in cost of revenue was due primarily to the 26.3% volume increase in revenue, combined with an increase in indirect product overhead expenses, as compared to the six months ended June 30, 2005. Cost of revenue as a percentage of revenue increased to 70.4% for the six months ended June 30, 2006 from 69.3% for the six months ended June 30, 2005, resulting in decreased gross margin. Indirect product overhead expenses increased by $2.1 million, or 65.5%, to $5.2 million during the six months ended June 30, 2006 as compared to $3.1 million during the six months ended June 30, 2005, primarily due to an increase in inventory write-downs of $1,136,000 and increased freight and carrying costs associated with increases in inventory balances. The decrease in gross profit and corresponding gross margin is primarily attributable to increased indirect product overhead expenses previously discussed.
     Sales and marketing. Sales and marketing expenses generally consist of salaries, commissions and other personnel-related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. The following table summarizes the year-over-year comparison of our sales and marketing expenses for the periods indicated (amounts in thousands):

	Six Months	Six Months	Increase	Percentage change
	Ended June	Ended June 30,	from same period	from the same period
	30, 2006	2005	in the prior year	in the prior year
Sales and marketing	$4,285	$3,898	$387	9.9%

     The increase in sales and marketing expenses primarily resulted from costs associated with the addition of two sales and marketing personnel and additional marketing costs. As a percentage of revenue, sales and marketing expenses decreased to 8.7% for the six months ended June 30, 2006 from 10.1% for the six months ended June 30, 2005.
     Research and development. Research and development expenses consist primarily of salaries and personnel-related costs, outside consulting, lab costs and travel-related costs of our product development group. The following table summarizes the year-over-year comparison of our research and development expenses for the periods indicated (amounts in thousands):

	Six Months	Six Months	Increase	Percentage change
	Ended June	Ended June	from same period	from the same period
	30, 2006	30, 2005	in the prior year	in the prior year
Research and development	$3,770	$2,914	$856	29.4%
     The increase in research and development expenses primarily resulted from costs associated with the addition of five engineering personnel, as well as the timing of expenses incurred in connection with the continued development of our family of power products. As a percentage of revenue, research and development expenses increased to 7.7% for the six months ended June 30, 2006 from 7.5% for the six months ended June 30, 2005.
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

	Six Months	Six Months	Increase	Percentage change
	Ended June 30,	Ended June	from same period	from the same period
	2006	30, 2005	in the prior year	in the prior year
General and administrative	$6,815	$6,109	$706	11.6%
     The increase in general and administrative expenses primarily resulted from an increase in legal expenses of $1.6 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. This increase was partially offset by a recovery under our directors’ and officers’ liability insurance policy of $1.5 million in connection with legal fees that had been incurred and expensed in prior periods. In addition, general and administrative expense increased as a result of increases in amortization of equity compensation, audit fees, and information technology consulting fees. General and administrative expenses as a percentage of revenue decreased to 13.9% for the six months ended June 30, 2006 from 15.8% for the six months ended June 30, 2005.
     Interest income (expense) net. During the six months ended June 30, 2006, we earned $618,000 of net interest income, compared to net interest income of $221,000 during the six months ended June 30, 2005. The increase in net interest income is primarily the result of an increase in cash, cash equivalents, short- and long-term investments resulting from the sale of intellectual property assets, as well as equity investments by RadioShack and Motorola, combined with the impact of rising interest rates over the past year. The following table summarizes the year-over-year comparison of our interest income (expense) net for the periods indicated (amounts in thousands):

	Six Months	Six Months	Increase (decrease)	Percentage change
	Ended June	Ended June	from same period	from the same period
	30, 2006	30, 2005	in the prior year	in the prior year
Interest income	$663	$267	$396	148.3%

Interest expense	45	46	(1)	(2.2)%

Net interest income (expense)	$618	$221	$397	179.6%
     Other income (expense) net. During the six months ended June 30, 2005, we recorded a gain on the sale of intellectual property assets in the amount of $11.6 million.
     Income taxes. As a result of the $11.6 million gain on the sale of intellectual property assets recorded during the six months ended June 30, 2005, we became subject to corporate alternative minimum tax (AMT). As AMT is currently payable, we are not able to utilize net operating losses to offset this AMT liability. Accordingly, for the six months ended June 30, 2005, we recorded a provision for income tax in the amount of $285,000, which represents our estimate of AMT liability. We have incurred net losses from inception through the six months ended June 30, 2006; therefore, no additional provision for income taxes was required for the six months ended June 30, 2006. Based on historical operating losses, we have no assurance that we will fully realize the benefits of the net operating loss carryforwards. We have not, therefore, recorded a tax benefit from our net operating loss carryforwards for either of the six months ended June 30, 2006 or June 30, 2005.

Operating Outlook
     During the second quarter of 2006, we began implementing a major shift in our go-to-market strategy for our low-power and connectivity business. We intend to continue to support key private-label customers such as Targus and Monster Cable in the accounts and markets where they have strong relationships, and will continue to work closely with strategic partner Motorola to capitalize on their broad distribution and technical strength. However, rather than continuing to primarily rely on strategic partners to build out the distribution for these products, we have adopted a new strategy that we hope will allow us to more directly control the expansion of this business. The strategy includes three key components:
•	Restructuring the strategic alliance with RadioShack to reduce their role in driving distribution into other channels beyond the RadioShack stores. As a result, we reduced our pricing on certain products sold to RadioShack, effective as of April 1, 2006, we have cancelled the warrants RadioShack held to purchase Mobility common stock, and we are no longer obligated to pay RadioShack a 24.5% share of the net profit of the low-power products operating division. RadioShack will continue to carry our low-power products in its more than 6,000 retail stores.

•	Strengthening our internal sales force, highlighted by the addition of a new sales executive who was previously the General Manager for Motorola’s Companion Products division, and who has extensive experience developing programs with the wireless carriers and distributors that we are targeting.

•	Launching our first national advertising campaign to build general awareness for the iGo® product offering and brand name. The campaign will reach end-users through print advertisements in major national newspapers, commercials on national radio programs, and participation in various customer merchandising, display and flier programs.
     We expect third quarter 2006 results will reflect increased sales and marketing expenses of approximately $1.8 million to support our strategy. Although we anticipate it will take a few quarters to realize the full benefit of this increase in spending, we believe our sales and marketing strategy, along with the elimination of RadioShack’s profit sharing, will result in materially improved operating margins over time. Accordingly, we expect third quarter 2006 total revenue to range between $26 million and $28 million, and diluted earnings (loss) per share to approximate $0.00 to $(0.03) before non-cash equity compensation.
     From a long-term perspective, we believe our strategy will place us closer to our targeted customers and allow us to have more direct influence over the development of programs with wireless carriers, distributors, and retailers. We also anticipate that our more aggressive efforts to generate broad consumer awareness for our unique low-power products will have a significant impact on sales at the retail level, and will aid in our efforts to penetrate new major accounts in the retail and wireless carrier markets. As our strategy gains traction, we expect to see an expanding distribution network and increasing sell-through rates at each account, which we expect will result in increased revenue and profitability over time.
Liquidity and Capital Resources
     The following table sets forth, for the periods presented, certain consolidated cash flow information (amounts in thousands):

	Six Months Ended June 30,
	2006	2005
Net cash provided by (used in) operating activities	$(7,957)	$1,261
Net cash provided by (used in) investing activities	10,091	(3,019)
Net cash provided by financing activities	557	10,798
Foreign currency exchange impact on cash flow	31	(29)

Increase (decrease) in cash and cash equivalents	$2,722	$9,011

Cash and cash equivalents at beginning of period	$13,637	$12,768

Cash and cash equivalents at end of period	$16,359	$21,779

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
•	Net cash (used in) provided by operating activities. Cash was used in operating activities for the six months ended June 30, 2006 primarily to fund working capital necessary to support our growing revenue base.

Specifically, cash was used to pay suppliers for inventory growth, accounts receivable growth, and we used $3.0 million in connection with the settlement of the Portsmith litigation during the six months ended June 30, 2006. Later in 2006, we expect to generate positive cash flow from operating activities as we expect our operating results to be at or near breakeven with non-cash items and changes in working capital to have a relatively neutral effect on cash flows. Our consolidated cash flow operating metrics are as follows:

	June 30, 2006	June 30, 2005
Days outstanding in ending accounts receivable (“DSOs”)	87	77
Inventory turns	5	7
The increase in DSOs at June 30, 2006 compared to June 30, 2005, is primarily due to the timing of payments received by our large OEM, retail and private-label reseller customers. Also, at June 30, 2006 a $1.5 million receivable was recorded in connection with an insurance recovery, which was collected shortly after June 30, 2006. Excluding the $1.5 million insurance receivable, DSOs increased to 81 days at June 30, 2006 compared to 77 days at June 30, 2005. We expect DSOs to improve during 2006 as we continue to leverage our key OEM, private-label reseller and retail customer relationships. The decline in inventory turns is primarily due to investment in low-power and connectivity inventories in anticipation of revenue later in 2006. We expect to manage inventory growth during 2006 and we expect inventory turns to improve as we increase sales volumes in 2006.

•	Net cash provided by investing activities. For the six months ended June 30, 2006, net cash was provided by investing activities as we generated proceeds from the sale of investments of $10.8 million, partially offset by the purchase of property and equipment. We anticipate future investment in capital equipment, primarily for tooling equipment to be used in the production of new products.

•	Net cash provided by financing activities. Net cash provided by financing activities for the six months ended June 30, 2006 was primarily from net proceeds from the exercises of stock options and warrants. Although we expect to generate cash flows from operations sufficient to support our operations, we may issue additional shares of stock in the future to generate cash for growth opportunities.
     As of June 30, 2006, we had approximately $91 million of federal, foreign and state net operating loss carryforwards which expire at various dates. We anticipate that the sale of common stock in our initial public offering coupled with prior sales of common stock will cause an annual limitation on the use of our net operating loss carryforwards pursuant to the change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended. This limitation is expected to have a material effect on the timing of our ability to use the net operating loss carryforward in the future. Additionally, our ability to use the net operating loss carryforward is dependent upon our level of future profitability, which currently cannot be determined.
     Financing Facilities. In July 2006, we entered into a new $10.0 million bank line of credit. The line bears interest at prime or LIBOR plus 2%, interest only payments are due monthly, with final payment of interest and principal due on July 27, 2008. The line of credit is secured by all of our assets and is subject to financial covenants beginning on March 31, 2007. Under the terms of the line, we can borrow up to 80% of eligible accounts receivable and up to 25% of eligible inventory.
     Contractual Obligations. In our day-to-day business activities, we incur certain commitments to make future payments under contracts such as operating leases and purchase orders. Maturities under these contracts are set forth in the following table as of June 30, 2006 (amounts in thousands):

	Payment due by period
	2006	2007	2008	2009	2010	More than 5 years
Operating lease obligations	$530	$835	$490	$19	$—	$—

Inventory Purchase obligations	20,162	—	—	—	—	—

Other long-term obligations	—	25	—	—	—	—

Totals	$20,692	$860	$490	$19	$—	$—

     Off-Balance Sheet Arrangements. We have no off-balance sheet financing arrangements.
     Acquisitions and dispositions. In the past we have made acquisitions of other companies to complement our product offerings and expand our revenue base. In September 2002 we acquired iGo Corporation through one of our wholly-owned subsidiaries, iGo Direct Corporation. Certain former officers of iGo Corporation are now seeking potential indemnification claims against iGo Direct Corporation relating to a Securities and Exchange Commission matter involving such individuals

(but not involving us) that relates to matters that arose prior to our acquisition of iGo Corporation. We are pursuing coverage under iGo’s directors’ and officers’ liability insurance policy for this potential iGo indemnification matter. In the event this coverage is not received, iGo may be responsible for costs and expenses associated with this matter.
     In May 2006, we acquired the assets of the portable keyboard business from Think Outside, Inc. for $2.5 million, which consideration was paid entirely by the issuance of 362,740 shares of our common stock.
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
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the financial statements.
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
     See “Liquidity and Capital Resources” for further discussion of our financing facilities and capital structure. Market risk, calculated as the potential change in fair value of our cash and cash equivalents and line of credit resulting from a hypothetical 1.0% (100 basis point) change in interest rates, was not material at June 30, 2006.
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures — We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating our controls and procedures. With the participation of the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2006, and concluded that our disclosure controls and procedures were effective.
     Changes in Internal Control Over Financial Reporting — There were no changes in our internal control over financial reporting during the three and six months ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On May 7, 2004, the Company filed separate complaints with the International Trade Commission (the “ITC”) in Washington, DC and the United States District Court for the Eastern District of Texas, Case No. 5:04-CV-103, against Formosa Electronic Industries, Inc. (“Formosa”), Micro Innovations Corp. and SPS, Inc. On July 13, 2004, the Company filed an amended complaint with the United States District Court for the Eastern District of Texas to add Sakar International Inc. and Worldwide Marketing Ltd. as parties to the federal district court action. With the exception of Formosa, the Company subsequently reached favorable settlements with each of the other defendants and dismissed them from both the ITC and federal district court actions. In addition, the Company subsequently and voluntarily terminated its ITC action against Formosa and is instead aggressively pursuing all of its claims against Formosa through the federal district court action in the United States District Court for the Eastern District of Texas. The Company’s current fourth amended complaint filed with the court in September 2005, titled Mobility Electronics, Inc. v. Formosa Electronics Industries, Inc., Case No. 5:04-CV-103 DF, pending in the United States District Court for the Eastern District of Texas, alleges infringement of one or more claims of U.S. Patent Nos. 5,347,211, 6,064,177, 6,643,158, 6,650,560, 6,700,808, 6,755,163, 6,920,056, and 6,937,490 owned by the Company, as well as misappropriation of trade secrets, conversion, violation of the Texas Theft Liability Act, and conspiracy. The Company, in its complaint, seeks a permanent injunction against further use of its trade secrets and further infringement of these patents, as well as compensatory and treble damages. In January of 2005, Formosa filed a motion to dismiss arguing that it was not subject to personal jurisdiction in Texas, and the Company filed an application for preliminary injunction against Formosa. A hearing on Mobility’s application for preliminary injunction was held in August 2005 and was subsequently denied by the court on December 22, 2005. The court held a hearing, generally referred to as a Markman hearing, on November 17, 2005, to interpret the claims of the patents at issue in this case. The court issued its Claim Construction Order, or Markman ruling, on February 24, 2006, and ruled in Mobility’s favor on substantially all Markman issues. On March 1, 2006, Formosa withdrew its motion to dismiss without obtaining a ruling from the court. On May 8, 2006, Formosa filed its answer to the Company’s complaint and also filed a counterclaim against the Company seeking a declaratory judgment of patent invalidity, unenforceability and non-infringement of the Company’s patents and damages for alleged claims of unfair competition and tortuous interference with business relationships. Both parties filed various motions for summary judgment that have essentially all been denied by the court. The trial of this case is scheduled to begin on August 14, 2006. The Company intends to vigorously pursue its claims in this action.

     On August 26, 2004, the Company and iGo Direct Corporation, the Company’s wholly-owned subsidiary, filed a complaint against Twin City Fire Insurance Co. in the United States District Court for the District of Nevada, Case No. CV-N-04-0460-HDM-RAM. The complaint alleges several causes of action in connection with Twin City’s refusal to cover, under director and liability insurance policies issued to iGo by Twin City, fees and expenses incurred in connection with the defense of certain former officers of iGo relating to a Securities and Exchange Commission (SEC) matter that arose prior to the Company’s acquisition of iGo Corporation in September 2002. Twin City filed an answer to this complaint on September 20, 2004. On January 10, 2005, the Company filed a motion for summary judgment seeking an order from the court that, as a matter of law, Twin City breached, and continues to breach, its obligations under the director and liability insurance policies. On July 26, 2005, the court denied the Company and iGo Direct Corporation’s motion for summary judgment, without prejudice. On October 21, 2005, the Company and iGo Direct Corporation again filed a motion for summary judgment seeking an order from the court that, as a matter of law, Twin City breached, and continues to breach, its obligations under the director and liability insurance policies. On February 27, 2006, Twin City filed a memorandum in opposition to the Company and iGo Direct Corporation’s motion for summary judgment and filed its own cross-motion for summary judgment. On March 31, 2006, the Company and iGo Direct Corporation filed a memorandum in support of its motion for summary judgment and opposition to Twin City’s motion for summary judgment. Twin City, on May 1, 2006, filed a reply in support of its motion for summary judgment. The court has not yet scheduled a hearing for these motions. The Company and iGo Direct Corporation will continue to vigorously pursue their claims in this action.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On May 26, 2006, we issued 362,740 shares of common stock valued at $6.89 per share, or $2.5 million, to Think Outside, Inc., in connection with our acquisition of the portable keyboard business of Think Outside, Inc. completed May 26, 2006. This issuance was made in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving any public offering.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our annual meeting of stockholders was held on May 24, 2006, at which meeting our stockholders were asked to consider and vote upon the following:
1.	The re-election of Charles R. Mollo and Robert W. Shaner as Class III members of our Board of Directors to serve until the 2009 annual meeting of stockholders and until their respective successors have been elected and qualified; and

2.	The selection of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2006.
     The number of shares cast for, against or withheld, as well as the number of abstentions and broker non-votes, on each matter considered at the meeting, were as follows:

	Shares	Shares		Abstention/
	Voted	Voted	Shares	Broker
	For	Against	Withheld	Non-Votes
1. Election of Directors:
Charles R. Mollo	25,592,170	—	319,696	—
Robert W. Shaner	25,655,258	—	256,608	—

2. Ratification of KPMG LLP as independent registered public accounting firm	25,710,589	184,977	—	16,300
     The terms of the other members of our Board of Directors, specifically Jeffrey R. Harris, William O. Hunt, Larry M. Carr and Jerre L. Stead, continued after the meeting.

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

MOBILITY ELECTRONICS, INC.

Dated: August 9, 2006	By:	/s/ Charles R. Mollo
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