Form 10-Q
period 2006-09-30
MOBILITY ELECTRONICS INC
filed 2006-11-08
CIK 1075656

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
YES ☐       NO ☑
At November 7, 2006, there were 31,691,489 shares of the Registrant’s Common Stock outstanding.

MOBILITY ELECTRONICS, INC.
FORM 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,380	$13,637
Short-term investments	10,071	20,286
Accounts receivable, net	24,006	18,778
Inventories	15,942	13,373
Prepaid expenses and other current assets	417	565

Total current assets	60,816	66,639
Property and equipment, net	3,137	2,410
Goodwill	3,912	10,570
Intangible assets, net	3,151	2,720
Notes receivable and other assets	2,093	1,571

Total assets	$73,109	$83,910

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,953	$17,606
Accrued expenses and other current liabilities	3,685	2,694
Current portion of litigation settlement liability	—	3,000
Current portion of non-current liabilities	178	437

Total current liabilities	17,816	23,737
Non-current portion of litigation settlement liability	—	799
Other non-current liabilities, less current portion	—	25

Total liabilities	17,816	24,561

Stockholders’ equity:
Common stock	317	308
Additional paid-in capital	166,181	160,622
Accumulated deficit	(111,387)	(101,685)
Accumulated other comprehensive income	182	104

Total stockholders’ equity	55,293	59,349

Total liabilities and stockholders’ equity	$73,109	$83,910

See accompanying notes to unaudited condensed consolidated financial statements.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue	$24,170	$23,104	$73,155	$61,889
Cost of revenue	17,246	15,679	51,708	42,576

Gross profit	6,924	7,425	21,447	19,313

Operating expenses:
Sales and marketing	3,742	1,921	8,027	5,819
Research and development	1,936	1,813	5,706	4,727
General and administrative	3,230	4,090	10,045	10,199
Asset impairment	8,073	—	8,073	—

Total operating expenses	16,981	7,824	31,851	20,745

Loss from operations	(10,057)	(399)	(10,404)	(1,432)

Other income (expense):
Interest income (expense), net	313	263	930	483
Litigation settlement expense	—	—	(250)	—
Gain on disposal of assets and other income (expense), net	1	(6)	22	11,632

Income (loss) before provision for income tax	(9,743)	(142)	(9,702)	10,683
Provision for income tax	—	—	—	285

Net income (loss)	$(9,743)	$(142)	$(9,702)	$10,398

Net income (loss) per share:
Basic	$(0.31)	$(0.00)	$(0.31)	$0.35

Diluted	$(0.31)	$(0.00)	$(0.31)	$0.33

Weighted average common shares outstanding:
Basic	31,651	30,358	31,290	29,746

Diluted	31,651	30,358	31,290	31,762

See accompanying notes to unaudited condensed consolidated financial statements.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(9,702)	$10,398
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for accounts receivable and sales returns and credits	500	390
Depreciation and amortization	1,612	1,541
Stock compensation expense	1,424	1,111
Impairment of goodwill	6,895	—
Impairment of intangible assets	690	—
Impairment of property and equipment	488	—
Impairment of tooling equipment	31	82
Gain on disposal of assets	—	(11,638)
Changes in operating assets and liabilities:
Accounts receivable	(4,941)	(3,151)
Inventories	(2,163)	(2,835)
Prepaid expenses and other assets	912	(876)
Accounts payable	(4,733)	2,634
Accrued expenses and other current liabilities	(2,190)	542

Net cash used in operating activities	(11,177)	(1,802)

Cash flows from investing activities:
Purchase of property and equipment	(1,335)	(1,081)
Proceeds from sale of intangible assets	—	11,692
Purchase of investments	(1,700)	(20,968)
Sale of investments	10,249	—

Net cash provided by (used in) investing activities	7,214	(10,357)

Cash flows from financing activities:
Payment of non-current liabilities	(25)	(25)
Net proceeds from issuance of common stock	100	10,228
Proceeds from exercise of options, warrants, and repayment of stock subscription notes receivable	587	1,507

Net cash provided by financing activities	662	11,710

Effects of exchange rate changes on cash and cash equivalents	44	(59)

Net decrease in cash and cash equivalents	(3,257)	(508)
Cash and cash equivalents, beginning of period	13,637	12,768

Cash and cash equivalents, end of period	$10,380	$12,260

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
     The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying condensed consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2005 included in the Company’s Form 10-K, filed with the SEC. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of results to be expected for the full year or any other period.
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
(2) Stock-based Compensation
     Effective in the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (“SFAS 123R”), which revises SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, be measured at fair value and expensed in the consolidated statement of operations over the requisite service period (generally the vesting period). Upon adoption, the Company transitioned to SFAS 123R using the modified prospective method, whereby compensation cost is only recognized in the consolidated statements of operations beginning with the first period that SFAS 123R is effective and thereafter, with prior periods’ stock-based compensation for option and employee stock purchase plan activity still presented on a pro forma basis. The Company continues to use the Black-Scholes option valuation model to value stock options. As a result of the adoption of SFAS 123R, the Company recognized pre-tax charges of $17,000 and $189,000 during the three and nine months ended September 30, 2006, respectively, associated with the expensing of stock options and employee stock purchase plan activity.
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
     The decision to accelerate vesting of these options was made primarily to avoid recognizing compensation expense in the statement of operations in future financial statements upon the effectiveness of SFAS 123R. The Company estimates that the maximum future compensation expense that was avoided, based on an implementation date for SFAS 123R of January 1, 2006, is approximately $1,772,000, of which approximately $617,000 is related to options held by executive officers and directors of the Company. The acceleration did not generate significant compensation expense, as the majority of options for which vesting was accelerated had exercise prices that exceeded the market price of the Company’s common stock on March 11, 2005. The pro-forma results presented in the table below include approximately $1,609,000 of compensation expense for the three and nine months ended September 30, 2005, respectively, resulting from the vesting acceleration.
     Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company’s net income and net income per share for the three and nine months ended September 30, 2005 would have been increased to the pro forma amount indicated below (amounts in thousands, except per share):

	Three Months	Nine months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Net income (loss):
As reported	$(142)	$10,398
Total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax of $0 for all periods	(45)	(1,913)

Pro forma	$(187)	$8,485

Net income per share — basic:
As reported	$(0.00)	$0.35

Pro forma	$(0.01)	$0.29

Net income per share — diluted:
As reported	$(0.00)	$0.33

Pro forma	$(0.01)	$0.27

(a) Stock Options
     In 1995, the Board granted stock options to employees to purchase 132,198 shares of common stock. Later in 1996, the Company adopted an Incentive Stock Option Plan (the “1996 Plan”) pursuant to the Internal Revenue Code. During 2002, the 1996 Plan was amended to increase the aggregate number of shares of common stock for which options may be granted or for which stock grants may be made to 3,000,000. During 2004, the Company adopted the Mobility Electronics, Inc. Omnibus Long-Term Incentive Plan (the “2004 Omnibus Plan”) and the Mobility Electronics, Inc. Non-Employee Directors Plan (the “2004 Directors Plan”). Under the 2004 Omnibus Plan, the Company may grant up to 2,350,000 stock options, stock appreciation rights, restricted stock awards, performance awards, and other stock awards. Under the 2004 Directors Plan, the Company may grant up to 400,000 stock options, stock appreciation rights, restricted stock awards, performance awards, and other stock awards. The options under the 1996 Plan, the CES Options, and the 2004 Omnibus Plan were granted at the fair market value of the Company’s stock at the date of grant as determined by the Company’s Board of Directors. Options become exercisable over varying periods up to 3.5 years and expire at the earlier of termination of employment or up to six years after the date of grant. There were 171,805, 1,292,464 and 204,827 shares available for grant under the 1996 Plan, the 2004 Omnibus Plan and the 2004 Directors Plan, respectively, as of September 30, 2006.
     The Company did not grant any stock options during the nine months ended September 30, 2005 or the nine months ended September 30, 2006.
     The following table summarizes information regarding stock option activity for the nine months ended September 30, 2006:

		Weighted
		Average
		Exercise
	Number	Price
Outstanding, December 31, 2005	1,182,746	$4.92
Granted	—	—
Canceled	(78,486)	7.45
Exercised	(327,172)	1.81

Outstanding, September 30, 2006	777,088	$5.97

     The following table summarizes information about the stock options outstanding at September 30, 2006:

		Weighted	Weighted		Weighted
		Average	Average		Average	Aggregate
	Options	Remaining	Exercise	Options	Exercise	Intrinsic
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price	Value
$0.79-$1.78	229,754	2.11	$1.28	220,912	$1.26
$1.79-$8.03	211,334	2.69	6.06	211,334	6.06
$8.04-$9.00	112,500	3.70	8.51	112,500	8.51
$9.01-$11.95	223,500	3.22	9.45	223,500	9.45

$0.79-$11.95	777,088	$2.82	$5.98	768,246	$6.02	$1,100,085

     As of September 30, 2006, there was $11,000 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.6 months. As of September 30, 2006, there were 8,842 non-vested stock options with a weighted average exercise price of $1.78.
     Cash received from option exercises during the nine months ended September 30, 2006 and 2005 totaled $587,000 and $1,507,000, respectively.
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
     As of September 30, 2006, there was $5,734,000 of total unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted average period of 3.5 years. For the three months ended September 30, 2006 and 2005, the Company recorded in general and administrative expense $430,000 and $384,000 of stock-based compensation expense, respectively, relating to the RSUs. For the nine months ended September 30, 2006 and 2005, the Company recorded in general and administrative expense $1,235,000 and $1,101,000 of stock-based compensation expense, respectively, relating to the RSUs.
     The following table summarizes information regarding restricted stock unit activity under the 2004 Directors Plan and the 2004 Omnibus Plan for the nine months ended September 30, 2006:

	2004 Directors Plan		2004 Omnibus Plan
		Weighted		Weighted
		Average		Average
		Value per		Value per
	Number	Share	Number	Share
Outstanding, December 31, 2005	141,900	$8.51	766,917	$7.53
Granted	37,200	7.15	343,619	7.84
Canceled	—	—	(175,999)	7.67
Released to common stock	(14,700)	8.54	(18,074)	7.37
Released for settlement of taxes	—	—	(6,845)	7.37

Outstanding, September 30, 2006	164,400	$8.20	909,618	$8.12

     As of September 30, 2006, all outstanding restricted stock units were non-vested.
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
(4) Investments
     The Company evaluates its investments in marketable securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and has determined that all of its investments in marketable securities should be classified as available-for-sale and reported at fair value. The unrealized gains and losses on available-for-sale securities, net of taxes, are recorded in accumulated other comprehensive income. Realized gains and losses are included in interest income (expense), net.
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
     The Company generated net proceeds of $8,549,000 from the sale of available-for-sale marketable securities during the nine months ended September 30, 2006. Included in U.S. government securities is a $1,700,000 investment that is classified as long-term and is included on the balance sheet under the caption “Notes receivable and other assets” at September 30, 2006. As of September 30, 2006 and December 31, 2005 the amortized cost basis, unrealized holding gains, unrealized holding losses, and aggregate fair value by major security type were as follows (amounts in thousands):

	September 30, 2006			December 31, 2005
		Net			Net
		Unrealized			Unrealized
		Holding	Aggregate		Holding
	Amortized	Gains	Fair	Amortized	Gains	Aggregate
	Cost	(Losses)	Value	Cost	(Losses)	Fair Value
U.S. corporate securities:
Commercial paper	$3,928	$—	$3,928	$6,831	$(3)	$6,828
Corporate notes and bonds	2,381	3	2,384	8,295	(21)	8,274
Bankers acceptance	1,900	(1)	1,899	1,801	—	1,801
Asset backed securities — fixed	640	1	641	900	—	900

	8,849	3	8,852	17,827	(24)	17,803
U.S. government securities	2,916	4	2,920	2,486	(3)	2,483

	$11,765	$7	$11,772	$20,313	$(27)	$20,286

(5) Inventories
     Inventories consist of the following (amounts in thousands):

	September 30,	December 31,
	2006	2005
Raw materials	$4,807	$2,946
Finished goods	11,135	10,427

	$15,942	$13,373

(6) Asset Impairment
     During the quarter ended September 30, 2006, as a result of a sharp downturn in handheld product sales, and in accordance with FAS 144, the Company determined that there was an indication that property and equipment, with a gross value of $1,079,000, and amortizable intangible assets, with a gross value of $1,642,000, associated with its Connectivity Group segment might be impaired. Accordingly, the Company performed an impairment analysis utilizing an undiscounted future cash flow approach in accordance with FAS 144 and determined that these property and equipment assets and amortizable intangible assets were impaired due to a significant deterioration in current quarter sales and forecasted sales to the segment’s largest customer. As a result, during the quarter ended September 30, 2006, the Company recorded an impairment charge of $488,000 related to property and equipment, which was net of accumulated depreciation of $591,000. Also, during the quarter ended September 30, 2006, the Company recorded an impairment charge of $690,000 related to amortizable intangible assets, which was net of accumulated amortization of $952,000. These impairment charges are included in the condensed consolidated statements of operations under the caption “Asset impairment.”
(7) Goodwill
     Goodwill by business segment is as follows (amounts in thousands):

	High Power	Connectivity
	Group	Group	Total
Reported balance at December 31, 2005	$3,578	$6,992	$10,570
Acquisition of Think Outside	—	237	237
Reclassification	97	(97)	—
Impairment	—	(6,895)	(6,895)

Reported balance at September 30, 2006	$3,675	$237	$3,912

     During the quarter ended September 30, 2006, as a result of a sharp downturn in handheld product sales, and in accordance with FAS 142, the Company determined that there was an indication that its recorded goodwill associated with its Connectivity Group segment might be impaired due to a significant deterioration in current quarter sales and forecasted sales to the segment’s largest customer. Accordingly, the Company performed an impairment analysis utilizing both a discounted future cash flows approach and a market comparable approach on the interim period in accordance with FAS 142 and determined that the goodwill associated with the handheld hardware and docking and expansion components was fully impaired. As a result, during the quarter ended September 30, 2006, the Company recorded a goodwill impairment charge of $6,895,000. This impairment charge is included in the condensed consolidated statements of operations under the caption “Asset impairment.”
(8) Intangible Assets
     Intangible assets consist of the following at September 30, 2006 and December 31, 2005 (amounts in thousands):

		September 30, 2006			December 31, 2005
	Average	Gross		Net	Gross		Net
	Life	Intangible	Accumulated	Intangible	Intangible	Accumulated	Intangible
	(Years)	Assets	Amortization	Assets	Assets	Amortization	Assets
Amortized intangible assets:
License fees	7	$934	$(550)	$384	$1,947	$(743)	$1,204
Patents and trademarks	5	3,000	(1,253)	1,747	2,018	(968)	1,050
Trade names	10	429	(156)	273	378	(126)	252
Customer intangibles	5	813	(66)	747	662	(448)	214

Total		$5,176	$(2,025)	$3,151	$5,005	$(2,285)	$2,720

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
     As discussed in Note 6 above, during the quarter ended September 30, 2006, the Company determined that license fees with a gross value of $1,013,000 and customer intangibles of $629,000 were impaired. Accordingly, the Company recorded an impairment charge of $690,000 which was net of accumulated amortization of $359,000 related to license fees and $594,000 related to customer intangibles.
(9) Line of Credit
     As of September 30, 2006, the Company had a $10,000,000 line of credit with a bank, bearing interest at prime or LIBOR plus 2%, interest only payments due monthly, with final payment of interest and principal due on July 28, 2008. The line of credit was secured by all assets of the Company. The Company had no outstanding balance against the line of credit at September 30, 2006 and 2005. The line of credit will be subject to financial covenants beginning on March 31, 2007. At September 30, 2006, the Company had borrowing base capacity of $10,000,000.
(10) Non-current Liabilities
     Non-current liabilities consist of the following (amounts in thousands):

	September 30,	December 31,
	2006	2005
Estimate of Invision earn-out	$153	$412
Liability for license fee	25	50

	178	462
Less current portion	178	437

Non-current liabilities, less current portion	$—	$25

     In connection with its acquisition of certain assets of Invision Software and Invision Wireless, the Company recorded a liability of $847,000, which represents the excess of the fair value of assets acquired over the initial consideration paid for those assets. This liability will be reduced by earn-out payments when the contingent consideration is earned. Accordingly, the Company has recorded a current portion of this liability of $153,000 based on its estimate of remaining contingent consideration to be earned during 2006. The earn-out period expires on December 1, 2006. The Company made actual earn-out payments of $259,000 and $268,000 during the nine months ended September 30, 2006 and 2005, respectively.
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
(11) Stockholders’ Equity
     Holders of shares of common stock are entitled to one vote per share on all matters submitted to a vote of the Company’s stockholders. There is no right to cumulative voting for the election of directors. Holders of shares of common stock are entitled to receive dividends, if and when declared by the board of directors out of funds legally available therefore, after payment of dividends required to be paid on any outstanding shares of preferred stock. Upon liquidation, holders of shares of common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to the liquidation preferences of any outstanding shares of preferred stock. Holders of shares of common stock have no conversion, redemption or preemptive rights. At September 30, 2006 and December 31, 2005, there were 90,000,000 shares of common stock authorized and 31,682,828 and 30,844,581 issued and outstanding, respectively.
     In February 2006, the Company issued 82,538 shares of common stock valued at $9.68 per share to former stockholders of Portsmith in connection with the settlement of a lawsuit. The Company had recorded a non-current liability in the amount of $799,000 related to this issuance at December 31, 2005.
     In August 2006, the Company issued 15,000 shares of common stock valued at $11.36 per share, or $170,000 in aggregate, to Invision Software as earn-out consideration.

(12) Net Income (Loss) per Share
     The computation of basic and diluted net income (loss) per share follows (in thousands, except per share amounts):

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Basic net income (loss) per share computation:
Numerator:
Net income (loss)	$(9,743)	$(142)	$(9,702)	$10,398

Denominator:
Weighted average number of common shares outstanding	31,683	30,358	31,290	29,746

Basic net income (loss) per share:	$(0.31)	$(0.00)	$(0.31)	$0.35

Diluted net income (loss) per share computation:
Numerator:
Net income (loss)	$(9,743)	$(142)	$(9,702)	$10,398

Denominator:
Weighted average number of common shares outstanding	31,683	30,358	31,290	29,746
Effect of dilutive stock options, warrants, and restricted stock units	—	—	—	1,874
Dilutive effect of preferred shares if converted to common shares at the beginning of the period	—	—	—	142

	31,683	30,358	31,290	31,762

Diluted net income (loss) per share:	$(0.31)	$(0.00)	$(0.31)	$0.33

Stock options not included in dilutive net income (loss) per share since antidilutive	484	39	388	282
Warrants not included in dilutive net income (loss) per share since antidilutive	1,195	—	1,195	—
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

     The following tables summarize the Company’s revenues, operating results and assets by business segment (amounts in thousands):

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
High-Power Group	$14,638	$17,162	$44,969	$45,170
Low-Power Group	4,795	1,875	11,306	3,016
Connectivity Group	4,737	4,067	16,880	13,703

	$24,170	$23,104	$73,155	$61,889

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Operating income (loss):
High-Power Group	$3,412	$4,229	$9,115	$8,773
Low-Power Group	(1,220)	(715)	(1,465)	(1,314)
Connectivity Group	(9,019)	177	(8,009)	1,308
Corporate	(3,230)	(4,090)	(10,045)	(10,199)

	$(10,057)	$(399)	$(10,404)	$(1,432)

     The Company’s corporate function supports its various business segments and, as a result, the Company attributes the aggregate amount of its general and administrative expense to corporate as opposed to allocating it to individual business segments.

	September 30,	December 31,
	2006	2005
Assets:
High-Power Group	$29,955	$33,193
Low-Power Group	7,798	287
Connectivity Group	13,052	14,961
Corporate	22,304	35,469

	$73,109	$83,910

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
     The following tables summarize the Company’s revenues by product line, as well as its revenues by geography and the percentages of revenue by route to market (amounts in thousands):

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2006	2005	2006	2005
High-power mobile electronic power products	$14,330	$14,782	$43,214	$39,595
Low-power mobile electronic power products	4,792	3,555	11,406	6,219
Handheld products	1,895	2,499	10,913	8,869
Expansion and docking products	1,300	1,579	4,268	4,917
Portable keyboard products	1,554	—	1,721	—
Accessories and other products	299	689	1,633	2,289

Total revenues	$24,170	$23,104	$73,155	$61,889

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2006	2005	2006	2005
North America (principally United States)	$22,639	$19,946	$64,637	$52,948
Europe	1,221	1,402	4,440	4,076
Asia Pacific	297	1,752	4,006	4,861
All other	13	4	72	4

	$24,170	$23,104	$73,155	$61,889

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2006	2005	2006	2005
OEM and private-label-resellers	63%	58%	63%	61%
Retailers and distributors	32%	26%	30%	23%
Other	5%	16%	7%	16%

	100%	100%	100%	100%

     The following table summarizes the Company’s profit margins by product lines. Profit margins, as indicated below, are computed on the basis of direct product cost only, which does not include overhead cost that is factored into consolidated gross profit margin.

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2006	2005	2006	2005
High-power mobile electronic power products	38%	36%	38%	36%
Low-power mobile electronic power products	38%	46%	44%	47%
Handheld products	32%	37%	36%	36%
Expansion and docking products	60%	60%	58%	60%
Portable keyboard products	43%	—	45%	—
Accessories and other products	49%	48%	48%	47%
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
     Three customers accounted for 26%, 20%, and 16%, respectively, of net sales for the three months ended September 30, 2006. Three customers accounted for 24%, 23%, and 13%, respectively, of net sales for the three months ended September 30, 2005. Three customers accounted for 24%, 16%, and 16%, respectively, of net sales for the nine months ended September 30, 2006. Four customers accounted for 25%, 16%, 13%, and 10%, respectively, of net sales for the nine months ended September 30, 2005.
     Three customers’ accounts receivable balances accounted for 40%, 20% and 16%, respectively, of net accounts receivable at September 30, 2006. Three customers’ accounts receivable balances accounted for 29%, 25% and 14%, respectively, of net accounts receivable at September 30, 2005.
     Allowance for doubtful accounts was $417,000 and $321,000 at September 30, 2006 and December 31, 2005, respectively. Allowance for sales returns was $337,000 and $238,000 at September 30, 2006 and December 31, 2005, respectively.
     Export sales were approximately 12% and 17% of the Company’s net sales for the nine months ended September 30, 2006 and 2005, respectively. The principal international markets served by the Company were Europe and Asia Pacific.
(14) Contingencies
     Certain former officers of iGo Corporation are seeking potential indemnification claims against the Company’s wholly-owned subsidiary, iGo Direct Corporation, relating to an SEC matter involving such individuals (but not involving the Company) that relates to matters that arose prior to the Company’s acquisition of iGo Corporation in September 2002.
     The potential loss to the Company as a result of these claims cannot currently be estimated. The Company is pursuing coverage and reimbursement under iGo’s directors’ and officers’ liability insurance policy as it relates to this potential iGo indemnification matter.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Certain statements contained in this report constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “expect,” “anticipate” and other similar statements of expectations identify forward-looking statements. Forward-looking statements in this report include expectations regarding our anticipated revenue, losses per share, gross margins, and related expenses for the fourth quarter of 2006, including reductions in sales to Dell, Targus and Symbol Technologies, the termination of sales to Energizer, and a decline in sales to RadioShack; the belief that our new sales and marketing strategies, along with the elimination of our previous profit sharing arrangement with RadioShack, will result in materially improved operating margins over time; the anticipation that our more aggressive efforts to generate broad consumer awareness for our unique low-power products will have a significant impact on sales at the retail level and aid in our efforts to penetrate new major accounts in the retail and wireless carrier markets; the expectation that, as our new go-to-market strategy gains traction, we will see an expanding distribution network and increasing sell-through rates, which will result in increased revenue and profitability over time; the availability of cash and liquidity; expectations of industry trends; beliefs relating to our distribution capabilities and brand identity; expectations regarding new product introductions; the anticipated strength of our patent portfolio; and our expectations regarding the outcome and anticipated impact of various litigation proceedings in which we are involved. These forward-looking statements are based largely on management’s expectations and involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include those set forth in other reports that we file with the Securities and Exchange Commission. Additional factors that could cause actual results to differ materially from those expressed in these forward-looking statements include, among others, the following:
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
     High-Power Group. Our High-Power Group is focused on the development, marketing and sales of power products and accessories for mobile electronic devices with high power requirements, which consist primarily of portable computers. In addition, in accordance with the terms of our strategic agreements with RadioShack and Motorola, the High-Power Group included the majority of our sales of low-power products to RadioShack through December 31, 2005. Although it does not affect how we report our High-Power Group or Low-Power Group revenue, we amended our agreement with RadioShack in June 2006, converting it to a standard customer agreement. We sell high-power products to OEMs, private-label resellers, distributors, resellers and retailers. We supply OEM-specific, high-power adapter products to Dell and Lenovo, although during the quarter ended September 30, 2006 we were informed by Dell that it would not continue to purchase our OEM branded combination AC/DC power adapter beginning in 2007. We have entered into a strategic reseller agreement with Targus to market and distribute high-power adapter products on a private-label basis. We sell to retailers such as RadioShack and through distributors such as Ingram Micro. High-Power Group revenue accounted for approximately 61% of revenue for the nine months ended September 30, 2006, and 73% revenue for the nine months ended September 30, 2005.
     Low-Power Group. Over the last two years, our development efforts have focused significantly on the development of our patented power products for low-power mobile electronic devices, or low-power products. In particular, these products include new and innovative lines of power adapters specifically designed for the low-power mobile electronic device market, including cigarette lighter adapters, mobile AC adapters, low-power universal AC/DC adapters, and low-power universal battery products. Each of these devices is designed, or is being designed, to incorporate our patented tip technology. The combination AC/DC adapter also allows users to simultaneously charge a second device with our optional DualPower accessory. In April 2005, we entered into strategic agreements with RadioShack and Motorola under which we formed the Low-Power Group, which is specifically focused on the development, marketing and sales of low-power adapter products. In June 2006, we amended our agreement with RadioShack, converting it to a standard customer agreement. In connection with the remaining strategic agreement with Motorola, Motorola will act as a sales representative for the sale of our low-power products. In addition, RadioShack and Motorola have each made equity investments in our company to assist us in these efforts. Low-power revenue accounted for approximately 15% of revenue for the nine months ended September 30, 2006 and 5% of revenue for the nine months ended September 30, 2005, since the Low-Power Group was formed on September 30, 2005.
     Connectivity Group. Our Connectivity Group is focused on the development, marketing and sales of connectivity and expansion and docking products. Our early focus was on the development of remote peripheral component interface, or PCI, bus technology and products based on proprietary Split Bridge® technology. We invested heavily in Split Bridge technology and while we had some success with Split Bridge in the corporate portable computer market with sales of universal docking stations, it became clear in early 2002 that this would not be the substantial opportunity we originally envisioned. In May 2005, we sold substantially all of our intellectual property relating to Split Bridge technology which resulted in a gain on the sale of these assets of $11.6 million. Although we no longer own Split Bridge technology, we continue to produce and sell docking, expansion and connectivity products using Split Bridge technology through a non-exclusive, perpetual royalty-free license. We supply OEM-specific connectivity products to Symbol Technologies, although during the quarter ended September 30, 2006 we experienced a sharp downturn in sales of handheld products to this customer. We also sell connectivity products to other OEMs, distributors and end-users. In May 2006 we acquired the portable keyboard business of Think Outside, Inc. The operations of the keyboard products group are included in the Connectivity Group. Connectivity Group revenue accounted for approximately 23% of revenue for the nine months ended September 30, 2006 and 22% of revenue for the nine months ended September 30, 2005.
     Across all three business segments, sales to OEMs and private-label resellers accounted for approximately 63% of revenue for the nine months ended September 30, 2006 and 61% of revenue for the nine months ended September 30, 2005. Sales through retailers and distributors accounted for approximately 30% of revenue for the nine months ended September 30, 2006 and 23% of revenue for the nine months ended September 30, 2005. The balance of our revenue during these periods was derived from direct sales to end-users. In the future, we expect that we will be dependent upon a relatively small number of customers for a significant portion of our revenue, including RadioShack, Targus, Lenovo, and others.
     Our continued focus is on proliferating power products that incorporate our patented tip technology for both high- and low-power mobile electronic devices. Our long-term goal is to establish an industry standard for all mobile electronic device power adapters based on our patented tip technology. We also believe there are long-term growth opportunities for our portable keyboard products and technology related to the new handheld and converged mobile devices that are being introduced by OEMs.
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

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:
     Revenue Recognition. Revenue from product sales is generally recognized upon shipments and transfers of ownership from us or our contract manufacturers to the customers. Allowances for sales returns and credits are provided for in the same period the related sales are recorded. Should the actual return or sales credit rates differ from our estimates, revisions to the estimated allowance for sales returns and credits may be required.
     Our recognition of revenue from product sales to distributors, resellers and retailers, or the “distribution channel,” is affected by agreements we have giving certain customers rights to return up to 15% of their prior quarter’s purchases, provided that they place a new order for equal or greater dollar value of the amount returned. We also have agreements with certain customers that allow them to receive credit for subsequent price reductions, or “price protection.” At the time we recognize revenue, upon shipment and transfer of ownership, we reduce revenue for the gross sales value of estimated future returns, as well as our estimate of future price protection. We also reduce cost of revenue for the gross product cost of estimated future returns. We record an allowance for sales returns in the amount of the difference between the gross sales value and the cost of revenue as a reduction of accounts receivable. Gross sales to the distribution channel accounted for approximately 30% of revenue for the nine months ended September 30, 2006 and 23% of revenue for the nine months ended September 30, 2005.
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
     Inventory Valuation. Inventories consist of finished goods and component parts purchased both partially and fully assembled. We have all normal risks and rewards of our inventory held by contract manufacturers. Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories include material and overhead costs. Overhead costs are allocated to inventory based on a percentage of material costs. We monitor usage reports to determine if the carrying value of any items should be adjusted due to lack of demand for the items. We make a downward adjustment to the value of our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. We recorded downward adjustments to inventory of $1,839,000 during the nine months ended September 30, 2006. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.
     Goodwill and Long-Lived Asset Valuation. Under Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we are required to evaluate recorded goodwill annually, or when events indicate the goodwill may be impaired. The impairment evaluation process is based on both a discounted future cash flows approach and a market comparable approach. The discounted cash flows approach uses our estimates of future market growth rates, market share, revenue and costs, as well as appropriate discount rates. We test goodwill for impairment on an annual basis as of December 31. We evaluated goodwill for impairment as of December 31, 2005 and determined that recorded goodwill was not impaired at that time. During the quarter ended September 30, 2006, we determined a triggering event had occurred due to a significant downturn in handheld hardware product sales that led us to believe that goodwill may have been impaired as of September 30, 2006. Accordingly, we performed the impairment evaluation procedures described above and based on the results of our evaluation, we determined that $6.9 million of our recorded goodwill was impaired as of September 30, 2006.
     Under Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), we test our recorded long-lived assets whenever events indicate the recorded intangible assets may be impaired. Our long-lived asset impairment approach is based on an undiscounted cash flows approach using assumptions noted above. We determined that intangible assets related to our Connectivity Group segment with a net value of $690,000 were impaired as of September 30, 2006. We also determined that property and equipment related to our Connectivity Group segment, with a net value of $488,000, was impaired as of September 30, 2006.

     If we fail to achieve our assumed growth rates or assumed gross margin, we may incur additional charges for impairment in the future. For these reasons, we believe that the accounting estimates related to goodwill and intangible assets are critical accounting estimates.
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
Results of Operations
     The following table presents certain selected consolidated financial data for the periods indicated expressed as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	71.4%	67.9%	70.7%	68.8%

Gross profit	28.6%	32.1%	29.3%	31.2%

Operating expenses:
Sales and marketing	15.5%	8.3%	11.0%	9.4%
Research and development	8.0%	7.8%	7.8%	7.6%
General and administrative	13.4%	17.7%	13.7%	16.5%
Asset impairment	33.4%	0.0%	11.0%	0.0%

Total operating expenses	70.3%	33.9%	43.5%	33.5%

Loss from operations	(41.6%)	(1.7%)	(14.2%)	(2.3%)

Other income (expense):
Interest income (expense), net	1.3%	1.1%	1.3%	0.8%
Litigation settlement expense	0.0%	0.0%	(0.3%)	0.0%
Gain on disposal of assets and other income (expense), net	0.0%	0.0%	0.1%	18.8%

Income (loss) before provision for income tax	(40.3%)	(0.6%)	(13.3%)	17.3%
Provision for income tax	0.0%	0.0%	0.0%	0.5%

Net income (loss)	(40.3%)	(0.6%)	(13.3%)	16.8%

Comparison of Three Months Ended September 30, 2006 and 2005
     Revenue. Revenue generally consists of sales of products, net of returns and allowances. To date, our revenues have come predominantly from power adapters, handheld products, expansion and docking products, and accessories. The following table summarizes the year-over-year comparison of our revenue for the periods indicated (amounts in thousands):

	Three Months	Three Months
	Ended	Ended	Increase (decrease)	Percentage change
	September 30,	September 30,	from same period	from the same period
	2006	2005	in the prior year	in the prior year
High-Power Group	$14,638	$17,162	$(2,524)	(14.7)%

Low-Power Group	4,795	1,875	2,920	155.7%

Connectivity Group	4,737	4,067	670	16.5%

Total Revenue	$24,170	$23,104	$1,066	4.6%
     High-Power Group. The decrease in High-Power Group revenue is primarily due to a decline in sales of iGo branded high-power products to retailers and distributors of $4.1 million, or 59.4%, to $2.8 million during the three months ended September 30, 2006 as compared to $6.9 million during the three months ended September 30, 2005. The decrease in sales to retailers and distributors for the three months ended September 30, 2006, as compared to the same period in the prior year, is primarily a result of $2.6 million decline in sales of high-power products to RadioShack during the three months ended September 30, 2006 compared to the three months ended September 30, 2005 combined with $1.3 million of low-power product sales to RadioShack that were included in High-Power Group revenue for the three months ended September 30, 2005. This decrease is partially offset by an increase in sales of OEM–specific, high-power products of $1.9 million, or 38.8%, to $6.8 million during the three months ended September 30, 2006 as compared to $4.9 million during the three months ended September 30, 2005, primarily as a result of increased sales to Dell. During the quarter ended September 30, 2006, we were informed by Dell that they would not continue to purchase our OEM branded combination AC/DC power adapter beginning in 2007. As a result of this loss of business, we expect sales of OEM-specific high-power products to decline in future periods. Sales of high-power products developed specifically for private-label resellers increased by $0.5 million, or 9.0%, to $6.1 million during the three months ended September 30, 2006 as compared to $5.6 million during the three months ended September 30, 2005.
     Low-Power Group. The increase in Low-Power Group revenue is primarily due to continued sales growth of our family of low-power combination AC/DC, AC only and DC only universal power solutions. Sales of low-power products to RadioShack were $3.5 million, or 72.6% of Low-Power Group revenue. As noted above, for the three months ended September 30, 2005, sales of low-power products to RadioShack were included in High-Power Group revenue. During the three months ended September 30, 2006, sales of low-power products to Energizer were $732,000, or 15.3% of Low-Power Group revenue. We do not anticipate significant, if any, revenue from Energizer in future periods. The balance of the Low-Power Group revenue for the three months ended September 30, 2006 consisted of sales to various retailers and distributors, as well as sales to end-users through our iGo.com website. Our low-power strategy is to gain further market penetration into mobile wireless carriers, distributors and retailers through our own sales efforts, as well as those of Motorola, who is our strategic partner in the Low-Power Group.
     Connectivity Group. The increase in Connectivity Group revenue is primarily attributable to sales of portable keyboard products of $1.6 million during the three months ended September 30, 2006. We completed our acquisition of the portable keyboard products of Think Outside, Inc. on May 26, 2006. This increase is partially offset by a decrease in sales of handheld products of $605,000, or 24.2%, to $1.9 million during the three months ended September 30, 2006 as compared to $2.5 million during the three months ended September 30, 2005. The decrease in handheld product sales is due primarily to our principal customer for this product line, Symbol Technologies, decision to primarily source its handheld cradles from other vendors. As a result of this decline in business from Symbol, we expect sales of this product line to remain relatively flat, or grow only modestly, in the future. Sales of docking and expansion products also decreased by $280,000, or 17.7%, to $1.3 million during the three months ended September 30, 2006 as compared to $1.6 million during the three months ended September 30, 2005. Many customers of docking and expansion products purchase periodically rather than ratably throughout the year, which may cause revenue of the Connectivity Group to fluctuate from period to period.
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

	Three Months	Three Months
	Ended	Ended	Increase (decrease)	Percentage change
	September 30,	September 30,	from same period	from the same period
	2006	2005	in the prior year	in the prior year
Cost of revenue	$17,246	$15,679	$1,567	10.0%

Gross profit	$6,924	$7,425	$(501)	(6.7)%

Gross margin	28.6%	32.1%	(3.5)%	(10.9)%
     The increase in cost of revenue was due primarily to the 4.6% volume increase in revenue, combined with an increase in indirect product overhead expenses, as compared to the three months ended September 30, 2005. Cost of revenue as a percentage of revenue increased to 71.4% for the three months ended September 30, 2006 from 67.9% for the three months ended September 30, 2005, resulting in decreased gross margin. Indirect product overhead expenses increased by $592,000, or 28.6%, to $2.7 million during the three months ended September 30, 2006 as compared to $2.1 million during the three months ended September 30, 2005, primarily due to an increase in inventory write-downs of $518,000. The decrease in gross profit and corresponding gross margin is primarily attributable to increased indirect product overhead expenses previously discussed.

     Sales and marketing. Sales and marketing expenses generally consist of salaries, commissions and other personnel-related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. The following table summarizes the year-over-year comparison of our sales and marketing expenses for the periods indicated (amounts in thousands):

	Three Months	Three Months
	Ended	Ended	Increase	Percentage change
	September 30,	September 30,	from same period in the	from the same period
	2006	2005	prior year	in the prior year
Sales and marketing	$3,742	$1,921	$1,821	94.8%
     The increase in sales and marketing expenses primarily resulted from a print and radio advertising campaign in the United States during the three months ended September 30, 2006 designed to specifically promote our iGo brand. As a percentage of revenue, sales and marketing expenses increased to 15.5% for the three months ended September 30, 2006 from 8.3% for the three months ended September 30, 2005.
     Research and development. Research and development expenses consist primarily of salaries and personnel-related costs, outside consulting, lab costs and travel-related costs of our product development group. The following table summarizes the year-over-year comparison of our research and development expenses for the periods indicated (amounts in thousands):

	Three Months	Three Months
	Ended	Ended	Increase from	Percentage change from
	September	September 30,	same period	the same period in the
	30, 2006	2005	in the prior year	prior year
Research and development	$1,936	$1,813	$123	6.8%
     The increase in research and development expenses primarily resulted from costs associated with the addition of engineering personnel for our portable keyboard product line in connection with our acquisition of Think Outside, Inc., as well as the timing of expenses incurred in connection with the continued development of our family of power products. As a percentage of revenue, research and development expenses increased to 8.0% for the three months ended September 30, 2006 from 7.8% for the three months ended September 30, 2005.
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

	Three Months	Three Months
	Ended	Ended	Decrease	Percentage change
	September 30,	September 30,	from same period	from the same period
	2006	2005	in the prior year	in the prior year
General and administrative	$3,230	$4,090	$(860)	(21.0)%
     The decrease in general and administrative expenses primarily resulted from a decrease in external legal fees of $880,000 due to our settlement of the Formosa litigation during the three months ended September 30, 2006. General and administrative expenses as a percentage of revenue decreased to 13.4% for the three months ended September 30, 2006 from 17.7% for the three months ended September 30, 2005.
     Asset impairment. Asset impairment expense consists of expenses associated with impairment write-downs of goodwill, amortizable intangible assets, and property and equipment. During the three months ended September 30, 2006, as a result of a significant downturn in handheld hardware product sales, we determined a triggering event had occurred that resulted in an asset impairment charge of $8.1 million against goodwill, amortizable intangible assets and property and equipment associated with our Connectivity Group business segment.

     Interest income (expense) net. During the three months ended September 30, 2006, we earned $313,000 of net interest income, compared to net interest income of $263,000 during the three months ended September 30, 2005. The increase in net interest income is primarily the result of rising interest rates over the past year. The following table summarizes the year-over-year comparison of our interest income (expense) net for the periods indicated (amounts in thousands):

	Three Months	Three Months
	Ended	Ended	Increase	Percentage change
	September 30,	September 30,	from same period	from the same period
	2006	2005	in the prior year	in the prior year
Interest income	$320	$286	$34	11.9%

Interest expense	7	23	(16)	69.6%

Net interest income (expense)	$313	$263	$50	19.0%
Comparison of Nine months Ended September 30, 2006 and 2005
     Revenue. Revenue generally consists of sales of products, net of returns and allowances. To date, our revenues have come predominantly from power adapters, handheld products, expansion and docking products, and accessories. The following table summarizes the year-over-year comparison of our revenue for the periods indicated (amounts in thousands):

	Nine months	Nine months	Increase	Percentage change
	Ended	Ended	(decrease)	from the same
	September 30,	September 30,	from same period	period in the prior
	2006	2005	in the prior year	year
High-Power Group	$44,969	$45,170	$(201)	(0.4)%

Low-Power Group	11,306	3,016	8,290	274.9%

Connectivity Group	16,880	13,703	3,177	23.2%

Total Revenue	$73,155	$61,889	$11,266	18.2%
     High-Power Group. The decrease in High-Power Group revenue is primarily due to a decline in sales of iGo branded high-power products to retailers and distributors of $6.1 million, or 42.1%, to $8.4 million during the nine months ended September 30, 2006 as compared to $14.5 million during the nine months ended September 30, 2005. The decrease in sales to retailers and distributors for the nine months ended September 30, 2006, as compared to the same period in the prior year, is primarily as a result of approximately $2.1 million of sales to RadioShack of low-power products that were included in High-Power Group revenue, a decrease of $2.9 million in sales of high-power products to RadioShack for the nine months ended September 30, 2005. Sales of OEM–specific, high-power products increased by $4.5 million, or 33.1%, to $18.1 million during the nine months ended September 30, 2006 as compared to $13.6 million during the nine months ended September 30, 2005, primarily as a result of increased sales to Dell. During the quarter ended September 30, 2006, we were informed by Dell that they would not continue to purchase our OEM branded combination AC/DC power adapter beginning in 2007. As a result of this loss of business, we expect sales of OEM-specific high-power products to decline in future periods. Sales of high-power products developed specifically for private-label resellers increased by $3.0 million, or 18.2%, to $19.5 million during the nine months ended September 30, 2006 as compared to $16.5 million during the nine months ended September 30, 2005.
     Low-Power Group. The increase in Low-Power Group revenue is primarily due to continued sales growth of our family of low-power combination AC/DC, AC only and DC only universal power solutions. Sales of low-power products to RadioShack were $8.8 million, or 77.8% of Low-Power Group revenue. As noted above, for the nine months ended September 30, 2005, sales of low-power products to RadioShack were included in High-Power Group revenue. During the nine months ended September 30, 2006, sales of low-power products to Energizer were $823,000, or 7.3% of Low-Power Group revenue. We do not anticipate significant, if any, revenue from Energizer in future periods. The balance of the Low-Power Group revenue for the nine months ended September 30, 2006 consisted of sales to various retailers and distributors, as well as sales to end-users through our iGo.com website. Our low-power strategy is to gain further market penetration into mobile wireless carriers, distributors and retailers through our own sales efforts, as well as those of Motorola, who is our strategic partner in the Low-Power Group.
     Connectivity Group. The increase in Connectivity Group revenue is primarily attributable to sales of portable keyboard products of $1.7 million during the nine months ended September 30, 2006. We completed our acquisition of the portable keyboard products of Think Outside, Inc. on May 26, 2006. Sales of handheld products also increased by $2.0 million, or 23.0%, to $10.9 million during the nine months ended September 30, 2006 as compared to $8.9 million during the nine months ended September 30, 2005. During the quarter ended September 30, 2006, we experienced a sharp decrease in handheld product sales compared to the quarter ended June 30, 2006, due primarily to our principal customer for this product line, Symbol Technologies, decision to primarily source its handheld cradles from other vendors. As a result of this decline in business from Symbol Technologies, we expect sales of this product line to remain relatively flat, or grow only modestly, in the future. Sales of docking and expansion products decreased by $649,000, or 13.2%, to $4.3 million during the nine months ended September 30, 2006 as compared to $4.9 million during the nine months ended September 30, 2005. Many customers of docking and expansion products purchase periodically rather than ratably throughout the year, which may cause revenue of the Connectivity Group to fluctuate from period to period.
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

	Nine months	Nine months	Increase
	Ended	Ended	(decrease) from	Percentage change from
	September 30,	September 30,	same period in the	the same period in the
	2006	2005	prior year	prior year
Cost of revenue	$51,708	$42,576	$9,132	21.4%

Gross profit	$21,447	$19,313	$2,134	11.0%

Gross margin	29.3%	31.2%	(1.9)%	(6.1)%
     The increase in cost of revenue was due primarily to the 18.2% volume increase in revenue, combined with an increase in indirect product overhead expenses, as compared to the nine months ended September 30, 2005. Cost of revenue as a percentage of revenue increased to 70.7% for the nine months ended September 30, 2006 from 68.8% for the nine months ended September 30, 2005, resulting in decreased gross margin. Indirect product overhead expenses increased by $2.6 million, or 50.8%, to $7.8 million during the nine months ended September 30, 2006 as compared to $5.2 million during the nine months ended September 30, 2005, primarily due to an increase in inventory write-downs of $1,512,000 and increased freight and carrying costs associated with increases in inventory balances. The decrease in gross profit and corresponding gross margin is primarily attributable to increased indirect product overhead expenses previously discussed.
     Sales and marketing. Sales and marketing expenses generally consist of salaries, commissions and other personnel-related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. The following table summarizes the year-over-year comparison of our sales and marketing expenses for the periods indicated (amounts in thousands):

	Nine months	Nine months
	Ended	Ended	Increase	Percentage change
	September 30,	September 30,	from same period	from the same period
	2006	2005	in the prior year	in the prior year
Sales and marketing	$8,027	$5,819	$2,208	37.9%
     The increase in sales and marketing expenses primarily resulted from a print and radio advertising campaign in the United States during the nine months ended September 30, 2006 designed to specifically promote our iGo brand. As a percentage of revenue, sales and marketing expenses increased to 11.0% for the nine months ended September 30, 2006 from 9.4% for the nine months ended September 30, 2005.
     Research and development. Research and development expenses consist primarily of salaries and personnel-related costs, outside consulting, lab costs and travel-related costs of our product development group. The following table summarizes the year-over-year comparison of our research and development expenses for the periods indicated (amounts in thousands):

	Nine months	Nine months
	Ended	Ended	Increase	Percentage change
	September 30,	September 30,	from same period	from the same period
	2006	2005	in the prior year	in the prior year
Research and development	$5,706	$4,727	$979	20.7%
     The increase in research and development expenses primarily resulted from costs associated with the addition of three engineering personnel, primarily to support our portable keyboard product line in connection with our acquisition of Think Outside, Inc., as well as the timing of expenses incurred in connection with the continued development of our family of power products. As a percentage of revenue, research and development expenses increased to 7.8% for the nine months ended September 30, 2006 from 7.6% for the nine months ended September 30, 2005.
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

	Nine months	Nine months
	Ended	Ended	Decrease	Percentage change
	September 30,	September 30,	from same period	from the same period
	2006	2005	in the prior year	in the prior year
General and administrative	$10,045	$10,199	$(154)	(1.5)%
     The decrease in general and administrative expenses primarily resulted from an decrease in legal expenses of $811,000 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The decrease in external legal fees was partially offset by increases in amortization of equity compensation, audit fees, and information technology consulting fees. General and administrative expenses as a percentage of revenue decreased to 13.7% for the nine months ended September 30, 2006 from 16.5% for the nine months ended September 30, 2005.
     Asset impairment. Asset impairment expense consists of expenses associated with impairment write-downs of goodwill, amortizable intangible assets, and property and equipment. During the nine months ended September 30, 2006, as a result of a significant downturn in handheld hardware product sales, we determined a triggering event had occurred that resulted in an asset impairment charge of $8.1 million against goodwill, amortizable intangible assets and property and equipment associated with our Connectivity business segment.
     Interest income (expense) net. During the nine months ended September 30, 2006, we earned $930,000 of net interest income, compared to net interest income of $483,000 during the nine months ended September 30, 2005. The increase in net interest income is primarily the result of an increase in cash, cash equivalents, short- and long-term investments resulting from the sale of intellectual property assets, as well as equity investments by RadioShack and Motorola, combined with the impact of rising interest rates over the past year. The following table summarizes the year-over-year comparison of our interest income (expense) net for the periods indicated (amounts in thousands):

	Nine months	Nine months
	Ended	Ended	Increase (decrease)	Percentage change
	September 30,	September 30,	from same period	from the same period
	2006	2005	in the prior year	in the prior year
Interest income	$983	$553	$430	77.8%

Interest expense	53	70	(17)	(24.3)%

Net interest income (expense)	$930	$483	$447	92.5%
     Other income (expense) net. During the nine months ended September 30, 2005, we recorded a gain on the sale of intellectual property assets in the amount of $11.6 million.
     Income taxes. As a result of the $11.6 million gain on the sale of intellectual property assets recorded during the nine months ended September 30, 2005, we became subject to corporate alternative minimum tax (AMT). As AMT is currently payable, we are not able to utilize net operating losses to offset this AMT liability. Accordingly, for the nine months ended September 30, 2005, we recorded a provision for income tax in the amount of $285,000, which represents our estimate of AMT liability. We have incurred net losses from inception through the nine months ended September 30, 2006; therefore, no additional provision for income taxes was required for the nine months ended September 30, 2006. Based on historical operating losses, we have no assurance that we will fully realize the benefits of the net operating loss carryforwards. We have not, therefore, recorded a tax benefit from our net operating loss carryforwards for either of the nine months ended September 30, 2006 or September 30, 2005.
Operating Outlook
     During the second and third quarters of 2006, we began implementing a major shift in our go-to-market strategy for our low-power and connectivity business. We intend to continue to support key private-label customers in the accounts and markets where they have strong relationships, and will continue to work closely with strategic partner Motorola to capitalize on their broad distribution and technical strength. However, rather than continuing to primarily rely on strategic partners to build out the distribution for these products, we have adopted a new strategy that we hope will allow us to more directly control the expansion of this business. The strategy includes the following key components:
•	Strengthening our internal sales force, highlighted by the addition of a new sales executive who was previously the General Manager for Motorola’s Companion Products division, and who has extensive experience developing programs with the wireless carriers and distributors that we are targeting;

•	Launching a national advertising campaign to build general awareness for the iGo® product offering and brand name. The campaign will reach end-users through print advertisements in major national newspapers, commercials on national radio programs, and participation in various customer merchandising, display and flier programs;

•	Investing in product development to continually introduce more advanced versions of both our high-power and low-power adapters;

•	Leveraging our developing relationships in the wireless carrier market to continue expanding the distribution for our new folding keyboard product linea; and

•	Evaluating strategic alternatives to best reorganize our Connectivity business to more effectively capitalize on the assets we have in this segment.
     In the fourth quarter of 2006, we believe that total revenue will range from $17 million to $18 million. We expect total revenue for the fourth quarter to be impacted by continuing lower expectations for the Connectivity segment, as well as by reductions in sales of high-power products to Dell and Targus, and the termination of sales to Energizer. In addition, we expect a sequential quarter decline in sales to RadioShack due to inventory reduction mandates put in place by their new management. Furthermore, we intend to continue to execute on our sales and marketing strategies during the fourth quarter of 2006. Although we anticipate it will take a few quarters to realize the full benefit of this increase in spending, we believe our sales and marketing strategy, along with the elimination of our previous profit sharing arrangement with RadioShack, will result in materially improved operating margins over time. We expect fourth quarter 2006 loss per share to approximate $(0.09) to $(0.10) before non-cash equity compensation.
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
Liquidity and Capital Resources
     The following table sets forth, for the periods presented, certain consolidated cash flow information (amounts in thousands):

	Nine months Ended September 30,
	2006	2005
Net cash used in operating activities	$(11,177)	$(1,802)

Net cash provided by (used in) investing activities	7,214	(10,357)

Net cash provided by financing activities	662	11,710

Foreign currency exchange impact on cash flow	44	(59)

Decrease in cash and cash equivalents	$(3,257)	$(508)

Cash and cash equivalents at beginning of period	$13,637	$12,768

Cash and cash equivalents at end of period	$10,380	$12,260

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

•	Net cash used in operating activities. Cash was used in operating activities for the nine months ended September 30, 2006 primarily to fund working capital necessary to support our growing revenue base. Specifically, cash was used to pay suppliers for inventory growth, accounts receivable growth, and we used $3.0 million in connection with the settlement of the Portsmith litigation during the nine months ended September 30, 2006. Later in 2006, we expect to continue to use cash in operating activities as we expect incur operating losses, with non-cash items and changes in working capital to have a relatively neutral effect on cash flows. Our consolidated cash flow operating metrics are as follows:

	September 30, 2006	September 30, 2005
Days outstanding in ending accounts receivable (“DSOs”)	90	86
Inventory turns	4	6
The increase in DSOs at September 30, 2006 compared to September 30, 2005, is primarily due to the timing of payments received from our large private-label reseller customer, Targus. We expect DSOs to improve during the fourth quarter of 2006 as we expect to improve collections from Targus. The decline in inventory turns is primarily due to investment in low-power and connectivity inventories in anticipation of revenue in 2007. We expect to manage inventory growth during the fourth quarter of 2006 and into 2007 and we expect inventory turns to improve as we increase sales volumes in 2007.

•	Net cash provided by investing activities. For the nine months ended September 30, 2006, net cash was provided by investing activities as we generated proceeds from the sale of investments of $8.5 million, partially offset by the purchase of property and equipment. We anticipate future investment in capital equipment, primarily for tooling equipment to be used in the production of new products.

•	Net cash provided by financing activities. Net cash provided by financing activities for the nine months ended September 30, 2006 was primarily from net proceeds from the exercises of stock options and warrants. Although we expect to generate cash flows from operations sufficient to support our operations, we may issue additional shares of stock in the future to generate cash for growth opportunities.
     As of September 30, 2006, we had approximately $88 million of federal, foreign and state net operating loss carryforwards which expire at various dates. We anticipate that the sale of common stock in our initial public offering coupled with prior sales of common stock will cause an annual limitation on the use of our net operating loss carryforwards pursuant to the change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended. This limitation is expected to have a material effect on the timing of our ability to use the net operating loss carryforward in the future. Additionally, our ability to use the net operating loss carryforward is dependent upon our level of future profitability, which currently cannot be determined.
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
     Contractual Obligations. In our day-to-day business activities, we incur certain commitments to make future payments under contracts such as operating leases and purchase orders. Maturities under these contracts are set forth in the following table as of September 30, 2006 (amounts in thousands):

	Payment due by period
	2006	2007	2008	2009	2010	More than 5 years
Operating lease obligations	$251	$942	$490	$19	$—	$—

Inventory Purchase obligations	17,182	—	—	—	—	—

Other long-term obligations	—	25	—	—	—	—

Totals	$17,433	$967	$490	$19	$—	$—

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
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 157 (“SFAS 157”), “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. GAAP and expands disclosures requirements about fair value measurements. SFAS 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact, if any, the adoption of SFAS 157 will have on the Company’s financial statements.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. We are currently evaluating the impact, if any, the adoption of SAB 108 will have on the Company’s financial statements.
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. We are currently evaluating the impact, if any, the adoption of FIN 48 will have on the Company’s financial statements.

     In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 154 (“SFAS 154”), Accounting Changes and Error Corrections. SFAS 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 eliminates the requirement in Accounting Principles Board Opinion No. 20, Accounting Changes, to include the cumulative effect of changes in accounting principle in the statement of operations in the period of change and, instead, requires changes in accounting principle to be retrospectively applied. Retrospective application requires the new accounting principle to be applied as if the change occurred at the beginning of the first period presented by modifying periods previously reported, if an estimate of the prior period impact is practicable and estimable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not currently anticipate any changes in accounting principle other than the adoption of SFAS 123R discussed below, which has its own adoption transition provision and is therefore not in the scope of SFAS 154. As a result, we do not believe the adoption of SFAS 154 will have a material impact on the Company’s financial statements.
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
     See “Liquidity and Capital Resources” for further discussion of our financing facilities and capital structure. Market risk, calculated as the potential change in fair value of our cash and cash equivalents and line of credit resulting from a hypothetical 1.0% (100 basis point) change in interest rates, was not material at September 30, 2006.
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures — We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating our controls and procedures. With the participation of the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2006, and concluded that our disclosure controls and procedures were effective.
     Changes in Internal Control Over Financial Reporting — There were no changes in our internal control over financial reporting during the three and nine months ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

MOBILITY ELECTRONICS, INC.

Dated: November 8, 2006	By:	/s/ Charles R. Mollo

Charles R. Mollo
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

	By:	/s/ Joan W. Brubacher

Joan W. Brubacher
Executive Vice President and Chief Financial Officer and Authorized Officer of Registrant
(Principal Financial Officer)

	By:	/s/ Darryl S. Baker

Darryl S. Baker
Vice President, Chief Accounting Officer and Controller

EXHIBIT INDEX

Exhibit
Number	Description of Document

4.1	Amendment No. 1 to Rights Agreement dated as of August 4, 2006, by and between Mobility Electronics, Inc. and Computershare Trust Company, Inc. (1)

10.1	Employment Agreement, dated July 17, 2006, by and between Mobility Electronics, Inc. and Jonathan Downer. (2)

10.2	Mobility Electronics, Inc. Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement, dated July 17, 2006, by and between Mobility Electronics, Inc. and Jonathan Downer. (2)

10.3	Credit Agreement dated as of July 27, 2006, between Mobility Electronics, Inc. and JPMorgan Chase Bank, N.A. (3)

10.4	Form of Pledge and Security Agreement dated as of July 27, 2006, between JPMorgan Chase Bank, N.A. and each of Mobility California, Inc., Mobility Idaho, Inc., Mobility Texas, Inc. and iGo Direct Corporation. (3)

10.5	Form of Continuing Guarantee dated July 27, 2006 by each of Mobility California, Inc., Mobility Idaho, Inc., Mobility Texas, Inc. and iGo Direct Corporation in favor of JPMorgan Chase Bank, N.A. (3)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

(1)	Previously filed as an exhibit to Current Report on Form 8-K filed August 4, 2006.

(2)	Previously filed as an exhibit to Current Report on Form 8-K filed July 18, 2006.

(3)	Previously filed as an exhibit to Current Report on Form 8-K filed July 28, 2006.