Form 10-K
period 2006-12-31
MOBILITY ELECTRONICS INC
filed 2007-03-16
CIK 1075656

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 0-30907

Mobility Electronics, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	86-0843914
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

17800 N. Perimeter Dr., Suite 200,	85255
Scottsdale, Arizona	(Zip Code)
(Address of Principal Executive Offices)

(Registrant’s telephone number, including area code):
(480) 596-0061

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Series G Junior Participating Preferred Stock, $0.01 par value	None

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
Large Accelerated Filer ☐     Accelerated Filer ☑     Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2006) was approximately $182 million. Shares of voting stock held by each officer and director and by each person who owns 10% or more of the registrant’s outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant does not have any outstanding shares of non-voting common equity.

There were 31,748,155 shares of the registrant’s common stock issued and outstanding as of March 12, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part II and Part III of this Form 10-K.

MOBILITY ELECTRONICS, INC.
FORM 10-K

DISCLOSURE CONCERNING FORWARD-LOOKING STATEMENTS

This report contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “expect,” “anticipate,” “estimate” and other similar statements of expectations identify forward-looking statements. Forward-looking statements in this report can be found in the “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections as well as othe sections of this report and include, without limitation, expectations regarding our anticipated revenue, gross margin, and related expenses for 2007; the expected timing and completion of the sale of our expansion and docking patents and business; the expectation that the disposition of our Connectivity Group will allow our management to focus its efforts on growing the Low-Power and High-Power Groups; the anticipated continued penetration of both the domestic and international wireless carrier, dealer/agent, and distributor markets; the expected continued growth in sales of power products for high-power mobile electronic devices driven by further growth in private label reseller accounts, expanded international distribution, and the expansion and/or development of new OEM programs; expectations regarding future customer product orders, including the impact resulting from the loss of Dell as a customer; our anticipated increased reliance on distributors and resllers for the distribution and sale of our products; the expected impact of the anticipated introduction of a new combination AC/DC power adapter on 2007 High-Power Group revenue; beliefs relating to our competitive advantages and the market need for our products; the belief that our present vendors have sufficient capacity to meet our supply requirements; the expected availability of cash and liquidity; expected market and industry trends; beliefs relating to our distribution capabilities and brand identity; expectations regarding the success of new product introductions; the anticipated strength, and ability to protect, our intellectual property portfolio; and our expectations regarding the outcome and anticipated impact of various legal proceedings in which we are involved. These forward-looking statements are based largely on our management’s expectations and involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include those discussed herein under the heading “Risk Factors” and those set forth in other sections of this report and in other reports that we file with the Securities and Exchange Commission. Additional factors that could cause actual results to differ materially from those expressed in these forward-looking statements include, among others, the following:

•	the loss of, and failure to replace, any significant customers such as Dell;

•	the inability to timely and successfully complete product development efforts and introduce new products, including internal development projects and those being pursued with strategic partners;

•	the ineffectiveness of our sales and marketing strategy;

•	the inability to create broad consumer awareness and acceptance for our products and technology;

•	the timing and success of competitive product development efforts, new product introductions and pricing;

•	the ability to expand and protect our proprietary rights and intellectual property;

•	the timing of substantial customer orders;

•	the lack of available qualified personnel;

•	the inability to successfully resolve pending and unanticipated legal matters;

•	the lack of available qualified suppliers and subcontractors and/or their inability to meet our specification, performance, and quality requirements; and

•	market demand and industry and general economic or business conditions.

In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will prove to be accurate. We undertake no obligation to publicly update or revise any forward-looking statements, or any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements.

Mobility Electronics®, iGo®, iGo dualpower®, iGo powerXtender and Juice® are trademarks or registered trademarks of Mobility Electronics, Inc. or its subsidiaries in the United States and other countries. Other names and brands may be claimed as the property of others.

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

We have created a broad base of branded and private-label products that focus primarily on providing accessories, such as power solutions and foldable keyboards, for mobile electronic devices. We primarily sell our products through original equipment manufacturers, or OEMs, such as Lenovo; private-label resellers such as Targus Group International; resellers such as Ingram Micro Inc.; retailers such as RadioShack Corporation; and directly to end users through our iGo brand website, www.igo.com.

Our power products, marketed either under a private-label or our iGo brand, include our range of AC, DC, combination AC/DC, and battery-powered universal power adapters. Our combination AC/DC power adapters allow users to charge a variety of their mobile electronic devices from AC power sources located in a home, office or hotel room as well as DC power sources located in automobiles, planes and trains. Our battery-powered universal power adapters, such as the iGo powerXtendertm, allow users to charge a variety of their mobile electronic devices when they do not have access to an AC or DC power source. Each of these adapters utilizes our patented intelligent tip technology, which allows the use of a single power adapter with interchangeable tips to charge a variety of mobile electronic devices, including portable computers, mobile phones, MP3 players, smartphones, PDAs, portable gaming consoles and other handheld devices. When our power adapters are combined with a multiple output connector accessory, such as the iGo dualpower® or iGo power splitter, the user can also simultaneously charge multiple mobile electronic devices.

In May 2006 we acquired the foldable keyboard business of Think Outside, Inc. Our family of foldable keyboard products enhance the functionality of converged mobile devices by providing users with a portable, full-sized keyboard solution for rapid and user-friendly data input that folds into a compact size for easy storage. We believe that this product line represents a complementary business that will help us deepen our penetration of the mobile electronic device market.

We believe our competitive advantages include our extensive intellectual property portfolio, the innovative designs and multi-function capabilities of our products, and our OEM, private-label reseller and distribution relationships. For example, our family of power products is gaining wide market acceptance and represented a significant component of our revenue growth since 2003. We intend to continue developing and marketing innovative products and solutions for the mobile electronic device user.

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

Market for Our Products.  Our products support mobile electronic devices in several market categories.

•	Portable Computer Market. According to IDC, a subsidiary of International Data Group, a technology media and research company, the worldwide market for portable computers is expected to grow at a compounded annual growth rate, or CAGR, of about 20.7% from approximately 65 million units in 2005 to about 138 million units in 2009. The U.S. market is expected to grow at a CAGR of about 22.5% from approximately 22 million units in 2005 to about 49 million units in 2009.

•	Low Power Mobile Electronic Devices. According to IDC, the worldwide market for low power mobile electronic devices, which includes mobile phones, converged mobile devices, portable digital assistants, or PDAs, portable compressed audio, digital cameras, camcorders, portable game consoles and portable DVD players, is expected to grow at a CAGR of about 8.1% from approximately 1.1 billion units in 2005 to about 1.5 billion units in 2009. The U.S. market is expected to grow at a CAGR of about 5.0% from approximately 234.6 million units in 2005 to about 285.6 million units in 2009.

•	Handheld and Converged Mobile Device Market. According to IDC, the worldwide market for handheld and converged mobile devices, which includes smartphones, PDAs, and other handheld devices with telephony and data capabilities, is expected to grow at a CAGR of about 33.5% from approximately 64.1 million units in 2005 to about 203.5 million units in 2009. The U.S. market for handheld and converged mobile devices is expected to grow at a CAGR of about 34.5% from approximately 7.8 million units in 2005 to about 25.6 million units in 2008.

Industry Challenges.  As mobile electronic devices gain widespread acceptance, users will continue to confront limitations on their use, driven by such things as battery life, charging flexibility, compatibility issues, data input challenges and performance requirements. Furthermore, as users seek to manage multiple devices in their daily routine, the limitations of any one of these functions will tend to be exacerbated.

•	Power. Mobile electronic device users, by definition, largely require the use of their devices while away from their home or office. Many mobile electronic devices offer designs and form factors that support portability and travel comfort; however, these mobile devices have limited battery life, which results in the need to frequently connect to a power source to operate the device or recharge the battery. A number of factors limit the efficient use and charging of these devices:

•	Most power adapters are compatible with either AC-only power sources located in places such as a home, office or hotel room, or DC-only power sources such as those located in automobiles, planes, and trains;

•	The majority of power adapters are model-specific requiring a mobile user to carry a dedicated power adapter for each device;

•	Mobile electronic devices are generally packaged with only one power adapter, forcing many users to purchase additional power adapters for convenience and ease of use; and

•	Mobile electronic device users tend to carry multiple devices and at times only one power source is available, such as an automobile’s cigarette lighter, limiting a user’s ability to recharge multiple devices.

Mobile electronic device users, who usually have limited available space in their briefcase or luggage, desire solutions that make their mobile experience more convenient. We believe this creates the need for universal power adapters that have the ability to simultaneously charge multiple mobile electronic devices.

•	Converged Mobile Devices. Converged mobile devices continue to face challenges with respect to the users’ ability to easily utilize all of the functionality of these devices given their small size. In particular, data entry and the ability to utilize key combinations and features are difficult because of the limited available keyboard space, which is further exacerbated by the market’s desire to further reduce the size, while simultaneously increasing the functionality, of converged mobile devices. We believe the need exists for solutions to address the difficulty that users have with easily accessing and utilizing the full functionality of their converged mobile devices.

Our Solutions

We focus on providing a broad range of solutions that satisfy the overall needs of the mobile electronic device user. Our power and foldable keyboard solutions each address particular challenges as follows:

Power.  Our innovative power solutions eliminate the need for mobile electronic device users to carry multiple power adapters to operate and charge their devices. Our AC/DC combination power adapters work with any available power source, including the AC wall outlet in a home, office or hotel room, or the DC cigarette lighter plug in an automobile, airplane, or train. Our battery-powered universal power adapters allow users to charge a variety of their mobile electronic devices when they do not have access to an AC or DC power source. Our patented intelligent tip technology allows a user to carry a few lightweight interchangeable tips in combination with a single adapter to charge a variety of devices, including a substantial portion of the portable computers, mobile phones, smartphones, PDAs, and other mobile electronic devices currently in the market. Further, device users can simultaneously charge multiple devices by using a single adapter and our appropriate intelligent tips with our optional iGo dualpower or iGo power splitter accessories.

Foldable Keyboards.  Our sleek, foldable infrared and Bluetooth® keyboard products provide users with a full-sized, foldable keyboard for rapid and easy data entry and the ability to utilize key combinations and features when a converged mobile device is the user’s primary computing device. We believe that our foldable keyboard products enhance the functionality and overall user experience for converged mobile devices, while simultaneously meeting the users desire to reduce the overall weight and size of mobile electronic devices when traveling.

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

Continue To Develop Innovative Products.  We have a history of designing and developing highly differentiated products to serve the needs and enhance the experience of mobile electronic device users. We intend to continue to develop and market a broad range of highly differentiated products, like our family of power adapters and foldable keyboards, that address additional markets in which we choose to compete. We also intend to protect our intellectual property position in these markets by aggressively filing for additional patents on an ongoing basis and, as necessary, pursuing infringers of our intellectual property.

Establish iGo Tip Standard.  Our patented intelligent tip technology allows a user to carry a few lightweight interchangeable tips in combination with a single adapter to charge a variety of mobile electronic devices. Our strategy is to establish a standard based on this technology in combination with our proprietary tip architecture under the brand name “iGo.” We intend to recruit a broad base of mobile electronic device OEMs, wireless carriers, retailers, and distributors to proliferate this universal tip standard.

Broaden Distribution of iGo Branded Product.  We intend to develop relationships with a broader set of distributors who have strong relationships with retailers and wireless carriers to expand the market availability of our iGo branded products. We expect that these relationships will allow us to diversify our customer base, add stability and decrease our traditional reliance upon a limited number of original equipment manufacturers and private label resellers. We also expect that these relationships will significantly increase the availability and exposure of our products, particularly among large national and international retailers and wireless carriers.

Pursue Strategic Acquisitions.  We intend to continue to evaluate opportunities to acquire complementary businesses, technologies and products that address the mobile electronic device market. We also plan to pursue acquisitions that will enable us to more rapidly develop and bring to market advanced technology, to expand distribution capabilities and/or to penetrate other targeted markets or geographic locations and, where appropriate, to divest product lines that no longer fit with our strategy. For example, we sold handheld connectivity, and expansion and docking products throughout fiscal 2006. The handheld connectivity products consisted of charging cradles for handheld and converged mobile devices that allow users to have a direct connection to a network environment. In the first quarter of 2007, we sold, or entered into agreements to sell, substantially all of the assets of our handheld connectivity and expansion and docking businesses in three separate transactions. For more information relating to this product line and to these transactions, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” and “— Recent Developments.”

Our Products

We provide a broad range of products designed to satisfy the power and functionality needs experienced by the mobile electronic device user while traveling, at home or in the office. Our products provide customers with solutions specifically in two aspects of mobile computing: versatile power sourcing and charging and increased converged mobile device functionality. The following is a description of our primary products by category, which are sold both under our iGo brand and the private-label brands of our OEM, private-label reseller, distribution and retail customers.

Power.  We offer a range of universal AC, DC, combination AC/DC and battery-powered adapters that are designed for use with portable computers, as well as a variety of other low power mobile electronic devices, including mobile phones, smartphones, PDAs, digital cameras, camcorders, MP3 players, and portable game consoles.

•	Power Products for High-Power Mobile Electronic Devices. Since inception, we have sold a variety of power products designed for use with portable computers. In early 2003, we introduced our first combination AC/DC universal power adapter, commonly referred to as Juice®, which is designed to power portable computers and works with any available power source, including the AC wall outlet in a home, office or hotel room, or the DC cigarette lighter plug in an automobile, airplane or train. In addition, we offer a range of DC-only power adapters, more commonly known as auto/air adapters, and a range of AC-only power adapters. This family of portable computer power adapters utilizes our patented intelligent and interchangeable tip technology which allows a single power adapter to plug into a substantial portion of the portable computers in the market. When our portable computer power adapters are combined with our optional iGo dualpower accessory, the user can simultaneously charge multiple mobile electronic devices, including mobile phones, smartphones, PDAs, digital cameras, camcorders, MP3 players, and portable game consoles, eliminating the need to carry multiple charging adapters. Sales of our portable computer power products represented approximately 60% of our total revenue for the year ended December 31, 2006 and 63% of our total revenue for each of the years ended December 31, 2005 and 2004.

•	Power Products for Low-Power Mobile Electronic Devices. During 2004, we introduced our first power adapters designed for use with mobile electronic products with power requirements lower than portable computers, such as mobile phones, smartphones, PDAs, digital cameras, camcorders, MP3 players, and portable game consoles. These products include a range of DC cigarette lighter adapters, mobile AC adapters, combination AC/DC adapters, and battery-powered adapters. This family of power adapters also utilizes our patented intelligent and interchangeable tip technology which allows a single power adapter to plug into a substantial portion of mobile electronic devices other than portable computers. When combined with our optional iGo dualpower or iGo power splitter accessories, the user of these power adapters can simultaneously charge multiple mobile electronic devices. Sales of these power adapters represented approximately 16%, 12% and 7% of our total revenue for the years ended December 31, 2006, 2005 and 2004, respectively.

Foldable Keyboards.  In May 2006 we acquired the foldable keyboard business of Think Outside, Inc. These infrared and Bluetooth foldable keyboard products enhance the functionality of converged mobile devices by providing users with a portable, full-sized keyboard solution for rapid and user-friendly data input that folds into a compact size for easy storage. Sales of these foldable keyboard products represented approximately 2% of our total revenue for the year ended December 31, 2006.

Accessories.  We also market a number of mobile device accessories such as monitor stands, mobile phone accessories and portable computer stands. Sales of accessories and other products represented approximately 2%, 3%, and 5% of our total revenue for the years ended December 31, 2006, 2005, and 2004, respectively.

Sales and Marketing

We market and sell our products on a worldwide basis to OEMs, private-label resellers, distributors, resellers, retailers and direct to end users through our iGo website. Our OEM and private-label reseller sales organization is primarily aligned along our core distribution channels and geographies throughout North America, Europe and Asia Pacific. During 2006, approximately 62% of our sales were through OEMs and private label resellers, and approximately 31% of our sales were through retailers and distributors.

Our total global revenue consisted of the following regional results: North American sales of $77.7 million, or 84% of our consolidated revenue; Asia Pacific sales of $8.9 million, or 10% of our consolidated revenue; and European sales of $5.7 million, or 6% of our consolidated revenue. For additional information regarding revenue, operating results and assets by business segment, see Note 19 to the Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K.

We implement a variety of marketing activities to market our family of products. Such activities include newspaper and radio advertising, participation in major trade shows, key OEM and distribution catalogs, distribution promotions, reseller and information technology manager advertising, on-line advertising and banner ads, direct mail and bundle advertisements with OEMs and distribution channel partners. In addition, we pursue a public relations program to educate the market regarding our products.

Customers

We sell to OEMs, private-label resellers, distributors, resellers, retailers and directly to end users through our iGo website. Our largest customers for 2006 included:

OEM/Private Label Resellers	Retailers/Distributors

Dell	Brookstone
Lenovo	Ingram Micro
Targus	Intertan
RadioShack

As a group, the OEMs/Private Label Resellers and Retailers/Distributors listed in the table above accounted for 51% and 24%, respectively, of revenue for the year ended December 31, 2006, compared to 45% and 23% for the year ended December 31, 2005. Our distributors sell a wide range of our products to value-added resellers, system integrators, cataloguers, major retail outlets and certain OEM fulfillment outlets worldwide.

Targus, which is a private-label reseller of accessories for mobile electronic devices, accounted for 25% of our revenue for the year ended December 31, 2006. RadioShack, a retailer of consumer electronic devices, accounted for 17% of our revenue for the year ended December 31, 2006. Dell, which is an OEM of mobile computers and other mobile electronic devices, accounted for 17% of our revenue for the year ended December 31, 2006. We do not expect to receive additional orders for our power products from Dell beyond the first quarter of 2007, as Dell has selected a different sourcing solution. The loss of any one or more of Targus, RadioShack or any of our remaining other major customers would likely have a material adverse effect on our business. No customer other than Targus, RadioShack or Dell accounted for greater than 10% of sales for the year ended December 31, 2006.

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

As is generally the practice in our industry, a portion of our sales to distributors and retailers is generally under terms that provide for stock balancing return privileges and price protection. Accordingly, we make a provision for estimated sales returns and other allowances related to those sales. Returns, which are netted against our reported revenue, were approximately 1% of revenue for the years ended December 31, 2006 and 2005. Also, as is generally the practice in our industry, our OEM and private-label reseller customers only have return rights in the event that our product is defective. Accordingly, we make a provision for estimated defective product warranty claims for these customers. Defective product warranty claims were less than 1% of revenue for the years ended December 31, 2006 and 2005.

Backlog

Our backlog at February 28, 2007 was approximately $6.8 million, compared with backlog of approximately $9.8 million at February 22, 2006. Backlog includes orders confirmed with a purchase order for products scheduled to be shipped within 90 days to customers with approved credit status. Because of the generally short cycle between order and shipment and occasional customer changes in delivery schedules or cancellation of orders (which are made without significant penalty), we do not believe that our backlog, as of any particular date, is necessarily indicative of actual net sales for any future period.

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

As of December 31, 2006, our research and development group consisted of 56 people who are responsible for hardware and software design, test and quality assurance. Electrical design services are provided to us by several of our outsource partners under the supervision of our in-house research and development group. Amounts spent on research and development for the years ended December 31, 2006, 2005, and 2004 were $7.8 million, $6.6 million, and $4.9 million, respectively.

Manufacturing and Logistics

In order to manufacture our products cost-effectively, we have implemented a strategy to outsource substantially all of the manufacturing services for our products. Our internal activities are focused on design, low-volume manufacturing and quality testing and our outsourced manufacturing providers are focused on high-volume manufacturing and logistics.

We currently have relationships for the manufacture of our family of universal power products with Hipro Electronics Co., Ltd., Tandy RadioShack Ltd., Phihong Technology Co., Ltd., Lite-On Technology Corporation, and Ever Win International Corp. Hipro, Phihong and Lite-On are based in Taiwan, Tandy RadioShack is based in China, and Ever Win is based in California. In addition to providing manufacturing services, a number of these companies also provide us with some level of design and development services. We currently have a relationship with Chicony Electronics Co., Ltd, which is based in Taiwan, for the manufacture of our foldable keyboard products. Throughout 2006, we also had a relationship with Western Electronics in Boise, Idaho for the manufacture of our handheld connectivity products. In addition, throughout 2006, we focused our internal manufacturing activity on our expansion products, which are low-volume products that require custom engineering support.

We purchase the principal components of our products from outside vendors. The terms of supply contracts are negotiated by us or our manufacturing partners with each vendor. We believe that our present vendors have sufficient capacity to meet our supply requirements and that alternative production sources for most components are generally available without interruption, however, several vendors are sole sourced.

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

Our power products primarily compete with products offered by low-cost manufacturers of model-specific adapters and specialized third party mobile computing accessory companies, including American Power Conversion, Belkin, Comarco, Lind, and RRC Power Solutions. In addition, we compete with the internal design efforts of our OEM and non-OEM customers. Our foldable keyboard products primarily compete with keyboard products manufactured and distributed by Freedom Input Ltd.

Proprietary Rights

We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyrights, trademarks, and trade secret laws. We have a program to file applications for and obtain patents, copyrights, and trademarks in the United States and in selected foreign countries where we believe filing for such protection is appropriate. We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements. As of March 12, 2007, we held approximately 220 patents and patents pending worldwide relating to our power and foldable keyboard technology. There can be no assurance, however, that the rights we have obtained can be successfully enforced against infringing products in every jurisdiction. Although we believe the protection afforded by our patents, copyrights, trademarks, and trade secrets has value, the rapidly changing technology in our industry and uncertainties in the legal process make our future success dependent primarily on the innovative skills, technological expertise, and management abilities of our employees rather than on the protection afforded by patent, copyright, trademark, and trade secret laws.

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

Employees

As of December 31, 2006, we had 163 full-time employees, 142 located in the United States, 19 located in Asia and 2 located in Europe, including 38 employed in operations, 56 in engineering, 43 in sales and marketing and 26 in administration. We engage temporary employees from time to time to augment our full time employees, generally in operations. None of our employees are covered by a collective bargaining agreement. We believe we have good relationships with our employees.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. He SEC maintains an internet website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including Mobility) file electronically with the SEC. The SEC’s website is www.sec.gov.

Our website is www.mobilityelectronics.com. Through a link on the Investor Relations section of our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings are available free of charge. Information on our website is not incorporated by reference into this Form 10-K and should not be considered part of this report or any other filing we make with the SEC.

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

We have experienced significant operating losses since inception and, as of December 31, 2006, have an accumulated deficit of $119 million. We intend to make expenditures on an ongoing basis to support our operations, primarily from cash generated from operations and possibly, if available, from lines of credit, as we develop and introduce new products and expand into new markets. If we do not achieve revenue growth sufficient to absorb our planned expenses, we will experience additional losses in future periods. In addition, there can be no assurance that we will achieve or sustain profitability.

Our future success is dependent on market acceptance of our power products, particularly in light of the recent divestiture of our connectivity business. If acceptance of our power products does not continue to grow, we will not be able to increase or sustain our revenue, and our business will be severely harmed. If we do not achieve widespread market acceptance of our power products and technology, we may not maintain our existing revenue or achieve anticipated revenue. For example, we currently derive a material portion of our revenue from the sale of our power adapter products. These universal power adapters represent a relatively new product category in the mobile electronics industry. We anticipate that a material portion of our revenue in the foreseeable future will be derived from our family of universal power products and similar power products in this relatively new market category that we are currently developing or plan to develop. We can give no assurance that this market category will develop sufficiently to cover our expenses and costs or that we will be able to develop similar power products. Moreover, our power products may not achieve widespread market acceptance if:

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

Our operating results have fluctuated in the past, and may continue to fluctuate in the future. It is likely that in some future quarter or quarters our operating results will be below the expectations of securities analysts and investors. If this happens, the market price for our common stock may decline significantly. The factors that may cause our operating results to fall short of expectations include:

•	the timing of our new product and technology introductions and product enhancements relative to our competitors or changes in our or our competitors’ pricing policies;

•	market acceptance of our products;

•	the size and timing of customer orders;

•	our ability to effectively manage inventory levels;

•	delay or failure to fulfill orders for our products on a timely basis;

•	distribution of or changes in our revenue among OEMs, private-label resellers, distribution partners, and retailers;

•	our inability to accurately forecast our contract manufacturing needs;

•	difficulties with new product production implementation or supply chain;

•	our suppliers’ ability to perform under their contracts with us;

•	product defects and other product quality problems which may result from the development of new products;

•	the degree and rate of growth of the markets in which we compete and the accompanying demand for our products;

•	our ability to expand our internal and external sales forces and build the required infrastructure to meet anticipated growth; and

•	seasonality of sales.

Many of these factors are beyond our control. For these reasons, you should not rely on period-to-period comparisons and short-term fluctuations of our financial results to forecast our future long-term performance.

Acquisitions could have negative consequences, which could harm our business.

We have acquired, and intend to continue to pursue opportunities to acquire businesses, products or technologies that complement or expand our current capabilities. For example, we acquired substantially all of the assets of Think Outside, Inc., a developer and marketer of foldable keyboards and other accessories for mobile handheld devices. Additional acquisitions could require significant capital infusions and could involve many risks including, but not limited to, the following:

•	difficulty integrating the acquired company’s personnel, products, product roadmaps, technologies, systems, processes, and operations, including product delivery, order management, and information systems;

•	difficulty in conforming the acquired company’s financial policies and practices to our policies and practices and in implementing and maintaining adequate internal systems and controls over the financial reporting and information systems of the acquired company;

•	diversion of management’s attention and disruption of ongoing business;

•	difficulty in combining product and technology offerings and entering into new markets or geographical areas in which we have no or limited direct experience and where our competitors may have stronger market positions;

•	loss of management, sales, technical, or other key personnel;

•	revenue from the acquired companies not meeting our expectations, and the potential loss of the acquired companies’ customers, distributors, resellers, suppliers, or other partners;

•	delays or difficulties and the attendant expense in evaluating, coordinating, and combining administrative, manufacturing, research and development and other operations, facilities, and relationships with third parties in accordance with local laws and other obligations while maintaining adequate standards, controls and procedures, including financial controls and controls over information systems;

•	difficulty in completing projects associated with acquired in-process research and development;

•	incurring amortization expense related to intangible assets and recording goodwill and non-amortizable assets that will be subject to impairment testing and possible impairment charges;

•	dilution of existing stockholders as a result of issuing equity securities, including the assumption of any stock options or other equity awards issued by the acquired company;

•	overpayment for any acquisition or investment or unanticipated costs or liabilities;

•	assumption of liabilities of the acquired company, including any potential intellectual property infringement claims or other litigation; and

•	incurring substantial write-offs, restructuring charges, and transactional expenses.

Our failure to manage these risks and challenges could materially harm our business, financial condition, and results of operations. Further, if we do not successfully address these challenges in a timely manner, we may not fully realize all of the anticipated benefits or synergies on which the value of a transaction was based. Future transactions could cause our financial results to differ from expectations of market analysts or investors for any given quarter, which could, in turn, cause a decline in our stock price.

We may not be able to secure additional financing to meet our future capital needs.

We may, in the future, expend significant capital to further develop our products, increase awareness of our brand names, expand our operating and management infrastructure, and pursue opportunities to acquire businesses, products or technologies that complement or expand our current capabilities. We may also use capital more rapidly than currently anticipated. Additionally, we may incur higher operating expenses and generate lower revenue than currently expected, and we may be required to depend on external financing to satisfy our operating and capital needs. We may be unable to secure financing on terms acceptable to us, or at all, at the time when we need such funding. If we do raise funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced, and the securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock or may be issued at a discount to the market price of our common stock which would result in dilution to our existing stockholders. If we raise additional funds by issuing debt, we may be subject to debt covenants, such as the debt covenants under our secured credit facility, which could place limitations on our operations including our ability to declare and pay dividends. Our inability to raise additional funds on a timely basis would make it difficult for us to achieve our business objectives and would have a negative impact on our business, financial condition and results of operations.

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

We typically enter into confidentiality, noncompete or invention assignment agreements with our key employees, distributors, customers and potential customers, and limit access to, and distribution of, our product design documentation and other proprietary information. There can be no assurance that our confidentiality agreements, confidentiality procedures, noncompetition agreements or other factors will be adequate to deter misappropriation or independent third-party development of our technology or to prevent an unauthorized third party from obtaining or using information that we regard as proprietary. We have aggressively pursued the protection of our intellectual property rights, including our recently settled patent infringement lawsuit against Formosa Electronics, Co. Ltd. in the Eastern District of Texas. Litigation efforts such as these have been, and will in the future be, necessary to defend our intellectual property rights, both for our power and expansion technology, and will likely result in substantial cost to, and divisions of efforts by, us.

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

There can be no assurance that our competitors will not independently develop technology similar to existing proprietary rights of others. We expect that our products will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. There can be no assurance that third parties will not assert infringement claims against us in the future or, if infringement claims are asserted, that such claims will be resolved in our favor. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms favorable to us, if at all. In addition, litigation may be necessary in the future to protect our trade secrets or other intellectual property rights, or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources. For example, in 2003 we settled a patent infringement lawsuit with Comarco, Inc. and in 2006 we settled a patent infringement lawsuit with Formosa Electronics Co. Ltd. We incurred significant costs in these lawsuits and many of our executive officers and employees devoted substantial time and effort to these lawsuits.

If we are unable to hire additional qualified personnel as necessary or if we lose key personnel, we may not be able to successfully manage our business or achieve our objectives.

We believe our future success will depend in large part upon our ability to identify, attract and retain highly skilled executive, managerial, engineering, sales and marketing, finance and operations personnel. Competition for personnel in the technology industry is intense, and we compete for personnel against numerous companies, including larger, more established companies with significantly greater financial resources. There can be no assurance we will be successful in identifying, attracting and retaining personnel.

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

We have historically derived a substantial portion of our revenue from a relatively small number of customers. Our five largest customers comprised 73% of our revenue for the year ended December 31, 2006. These customers typically do not have minimum purchase requirements and can stop purchasing our products at any time or with very short notice. In addition, most customer agreements are short term and non-exclusive and provide for purchases on a purchase order basis. We expect that a small number of customers will continue to represent a substantial percentage of our sales.

For example, Targus, RadioShack and Dell accounted for 25%, 17% and 17% of our revenue, respectively, for the year ended December 31, 2006. We do not expect to receive additional orders for our power products from Dell beyond the first quarter of 2007 and, in the event Targus, RadioShack or any of our other major customers reduce, delay or cancel orders with us, and we are not able to sell our products to new customers at comparable levels, our revenue could decline significantly and could result in excess inventory and inventory holding or obsolescence charges. In addition, any difficulty in collecting amounts due from one or more key customers would negatively impact our result of operations.

Our success depends in part upon sales to OEMs, whose unpredictable demands and requirements may subject us to potential adverse revenue fluctuations.

Notwithstanding the loss of Dell as one of our major customers, we expect that we will continue to be dependent upon a limited number of OEMs for a significant portion of our revenue in future periods. No OEM is presently obligated either to purchase a specified amount of products or to provide us with binding forecasts of product purchases for any period. Our products are typically one of many related products used by portable computer users. Demand for our products is therefore subject to many risks beyond our control, including, among others:

•	competition faced by our OEM customers in their particular end markets;

•	market acceptance of our technology and products by our OEM customers;

•	technical challenges which may or may not be related to the components supplied by us;

•	the technical, sales and marketing and management capabilities of our OEM customers; and

•	the financial and other resources of our OEM customers.

We do not expect to receive additional orders for our power products from Dell beyond the first quarter of 2007 and the reduction, delay or cancellation of orders from our other significant OEM customers, or the discontinuance of the use of our products by our end users, may subject us to potential adverse revenue fluctuations.

Our success is dependent in part upon our relationships with a limited number of strategic private-label resellers.

We have entered into relationships with a small number of customers sell our power products on a private-label basis. Our relationships with strategic private-label resellers, particularly Targus, are critical to our success and the failure of these private-label resellers to purchase, and successfully market and distribute our products will limit our success and the market acceptance of our relatively new family of universal power adapters. For example, during

2004, one of our former private-label reseller partners decided to distribute products manufactured by a competitor in addition to our family of power products. This private-label reseller subsequently discontinued its sales of our family of power products. In the event other private-label resellers discontinue the sale of our power products or are unsuccessful in marketing and distributing our products, our revenue will suffer which could have a negative impact on the price of our common stock.

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

We will need to expand sales through distributors and resellers in order to develop our business and increase revenue.

We expect to rely increasingly on distributors and resellers for the distribution and sale of our products. Our strategy contemplates the expansion of our distributor and reseller network both domestically and internationally, and an increase in the number of customers purchasing our products through these expanded channels. Our future success will depend in part on our ability to attract, train, and motivate new distributors and resellers and expand our relationships with current distributors and resellers. We may not be successful in expanding our distributor and reseller relationships. We will be required to invest significant additional resources in order to expand these relationships, and the cost of this investment may exceed the margins generated from this investment. Conducting business through indirect sales channels presents a number of risks, including:

•	difficulties in replacing any lost or terminated distributors or resellers;

•	existing or new distributors and resellers may not be able to effectively sell our current or future products;

•	potential distributors and resellers deciding not to enter into relationships with us because of our existing relationships with other distributors and resellers with which they compete;

•	our ability to provide proper training and technical support to our distributors and resellers;

•	distributors and resellers electing to place greater emphasis on products offered by our competitors; and

•	the lack of direct control over the business practices, marketing, sales and services offered by distributors and resellers.

As we expand our distribution and reseller channels, we may also need to expand our sales organization and invest substantial resources toward this expansion. We may experience difficulty recruiting, training, and retaining qualified sales personnel, and any failure to obtain, train, and keep qualified personnel could limit our ability to sell products.

In addition, distributors and resellers of our products often have rights of return, and in the future, these returns from our existing or any new distributors and resellers may have a material adverse effect on our business, financial condition, and results of operations. Distributors and resellers are not obligated to purchase products from us and frequently offer products from several different companies, including competitors’ products, and distributors and resellers may give higher priority to the sale of our competitors’ products. A reduction in sales efforts or efficiency by our distributors or resellers could lead to a reduction in our sales and could materially adversely affect our business, financial condition, and results of operations.

Increased reliance upon distributors and resellers for the sale of our products will subject us to additional risks, and the failure to adequately manage these risks could have a material adverse impact on our operating results.

The inability to accurately forecast the timing and volume of orders for sales of products to resellers and distributors during any given quarter could adversely affect operating results for such quarter and, potentially, for future periods. For example, if we underestimate sales, we will not be able to fill orders on a timely basis, which could cause customer dissatisfaction and loss of future business. Conversely, if we overestimate sales, we will experience increased costs from inventory storage, waste, and obsolescence.

The loss of one or more large reseller and distributor customers would materially harm our business. While we currently have a limited number of reseller and distributor agreements, none of these customers are obligated to purchase products from us. Consequently, any reseller or distributor could cease doing business with us at any time. Our dependence upon a few resellers and distributors could result in a significant concentration of credit risk, thus a substantial portion of our trade receivables outstanding from time to time may be concentrated among a limited number of customers.

In addition, many of these customers also have or distribute competing products. If resellers and distributors elect to increase the marketing of competing products or reduce the marketing of our products, our ability to grow our business will be negatively impacted and will impair our revenue.

Additional risks associated with our reseller and distributor business include the following:

•	the termination of reseller and distributor agreements or reduced or delayed orders;

•	difficulty in predicting sales to reseller and distributors who do not have long-term commitments to purchase from us, which requires us to maintain sufficient inventory levels to satisfy anticipated demand;

•	lack of visibility of end user customers and revenue recognition and channel inventory issues related to sales by resellers and distributors;

•	resellers and distributors electing to resell, or increase their marketing of, competing products or technologies or reduced marketing of our products; and

•	changes in corporate ownership, financial condition, business direction, or sales compensation related to our products, or product mix by the resellers and distributors.

Any of these risks could have a material adverse effect on our business, financial condition, and results of operations.

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

We have committed, for example, to manufacture various high-power adapter products, such as our Juice product, with Hipro Electronics Company, Ltd., subject to our cost, delivery, quality and other requirements. In addition, Hipro manufactures our products on a purchase order basis and does not dedicate manufacturing capacity to us. Any disruption in our relationship with Hipro and/or the inability of Hipro to meet our manufacturing needs for our Juice or other high-power adapter products could harm our business. In order to replace Hipro we would have to identify and qualify an alternative supplier. This process could take several months to complete and would significantly impair our ability to fulfill customer orders. Similarly, we may encounter these same issues with respect to other products manufactured for us by Tandy RadioShack, Phihong and others.

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

In the past, some of our customers have returned products to us because the product did not meet their expectations, specifications and requirements. These returns were 1% of revenue for each of the years ended December 31, 2006 and 2005. It is likely that we will experience some level of returns in the future and, as our business grows, this level may be more difficult to estimate. A portion of our sales to distributors is generally under terms that provide for certain stock balancing privileges. Under the stock balancing programs, some distributors are permitted to return up to 15% of their prior quarter’s purchases, provided that they place a new order for equal or greater dollar value of the amount returned. We have not historically experienced significant stock balance returns.

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

Our common stock is currently traded on The NASDAQ Global Market. We have in the past experienced, and may in the future experience, limited daily trading volume. The trading price of our common stock has been and may continue to be volatile. The market for technology companies, in particular, has at various times experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may significantly affect the trading price of our common stock, regardless of our actual operating performance. The trading price of our common stock could be affected by a number of factors, including, but not limited to, changes in expectations of our future performance, changes in estimates by securities analysts (or failure to meet such estimates), quarterly fluctuations in our sales and financial results and a variety of risk factors, including the ones described elsewhere in this report. Periods of volatility in the market price of a company’s securities sometimes result in securities class action litigation. In 2004, for example, we incurred significant expenses as a result of a securities class action lawsuit that was filed against us. This lawsuit has since been dismissed, but other similar lawsuits could be filed against us in the future and, regardless of the merit of these claims, such lawsuits can be time-consuming, costly and divert management’s attention. In addition, if we needed to raise equity funds under adverse conditions, it would be difficult to sell a significant amount of our stock without causing a significant decline in the trading price of our stock.

Our stock price may decline if additional shares are sold in the market.

As of March 12, 2007, we had 31,748,155 shares of common stock outstanding. All of our outstanding shares are currently available for sale in the public market, some of which are subject to volume and other limitations under the securities laws. Future sales of substantial amounts of shares of our common stock by our existing stockholders in the public market, or the perception that these sales could occur, may cause the market price of our common stock to decline. We may be required to issue additional shares upon exercise of previously granted options and warrants that are currently outstanding.

As of March 12, 2007, we had 681,648 shares of common stock issuable upon exercise of stock options under our long-term incentive plans, of which 681,648 options were exercisable as of March 12, 2007; as of March 12, 2007, we had 1,634,384 shares of common stock issuable upon the vesting of restricted stock units under our long term incentive plans; 207,868 shares were available for future issuance under our 1996 stock option plan, 733,034 shares were available for future issuance under our Mobility Electronics, Inc. Omnibus Long-Term Incentive Plan, and 198,778 shares were available for future issuance under our Mobility Electronics, Inc. Non-Employee Director Long-Term Incentive Plan; 1,768,222 shares of common stock were available for purchase under our Employee Stock Purchase Plan; and we had warrants outstanding to purchase 1,236,946 shares of common stock, of which 46,470 were exercisable as of March 12, 2007. Increased sales of our common stock in the market after exercise of currently outstanding options could exert significant downward pressure on our stock price. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price we deem appropriate.

Our executive officers, directors and principal stockholders have substantial influence over us.

As of March 12, 2007, our executive officers, directors and principal stockholders owning greater than 5% of our outstanding common stock together beneficially owned approximately 38% of the outstanding shares of common stock. As a result, these stockholders, acting together, may be able to exercise substantial influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may also have the effect of delaying or preventing a change in our control that may be viewed as beneficial by the other stockholders.

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

None.

Item 2.	Properties

Our corporate offices are located in Scottsdale, Arizona. This facility consists of approximately 25,000 square feet of leased space pursuant to a lease for which the current term expires on September 30, 2008. We also lease offices in Taipei, Taiwan, Dong Guan, China and Singapore. Each of these offices supports our selling, research and development, and general administrative activities. Our warehouse and product fulfillment operations are conducted at various third-party locations in throughout the world. We believe our facilities are suitable and adequate for our current business activities for the remainder of the lease terms. Additionally, we lease an office in San Diego, California that we intend to sublease to Mission Technology Group, Inc. upon the closing of its acquisition of substantially all of our expansion and docking business.

Item 3.	Legal Proceedings

On August 26, 2004, the Company and iGo Direct Corporation, the Company’s wholly-owned subsidiary, filed a complaint against Twin City Fire Insurance Co. in the United States District Court for the District of Nevada, Case No. CV-N-04-0460-HDM-RAM. The complaint alleges several causes of action in connection with Twin City’s refusal to cover, under director and liability insurance policies issued to iGo by Twin City, fees and expenses incurred in connection with the defense of certain former officers of iGo relating to an SEC matter that arose prior to the Company’s acquisition of iGo Corporation in September 2002. Twin City filed an answer to this complaint on September 20, 2004. On January 10, 2005, the Company filed a motion for summary judgment seeking an order from the court that, as a matter of law, Twin City breached, and continues to breach, its obligations under the director and liability insurance policies. On July 26, 2005, the court denied the Company and iGo Direct Corporation’s motion for summary judgment, without prejudice. On October 21, 2005, the Company and iGo Direct Corporation again filed a motion for summary judgment seeking an order from the court that, as a matter of law, Twin City breached, and continues to breach, its obligations under the director and liability insurance policies. On February 27, 2006, Twin City filed a memorandum in opposition to the Company and iGo Direct Corporation’s motion for summary judgment and filed its own cross-motion for summary judgment. On March 31, 2006, the Company and iGo Direct Corporation filed a memorandum in support of its motion for summary judgment and opposition to Twin City’s motion for summary judgment. Twin City, on May 1, 2006, filed a reply in support of its motion for summary judgment. The court has scheduled a hearing to hear oral argument on these motions on March 23, 2007. The Company and iGo Direct Corporation will continue to vigorously pursue their claims in this action.

We are from time to time involved in various legal proceedings other than those set forth above incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on our business, financial condition, results of operations or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of stockholders during the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on The NASDAQ Global Market under the symbol “MOBE” since our initial public offering on June 30, 2000. Prior to that time, there was no public market for our common stock. The following sets forth, for the period indicated, the high and low bid prices for our common stock as reported by The NASDAQ Global Market.

	High	Low

Year Ended December 31, 2005
Quarter Ended March 31, 2005	$8.72	$6.15
Quarter Ended June 30, 2005	$9.99	$6.99
Quarter Ended September 30, 2005	$13.38	$9.15
Quarter Ended December 31, 2005	$11.93	$8.10
Year Ended December 31, 2006
Quarter Ended March 31, 2006	$11.09	$7.47
Quarter Ended June 30, 2006	$8.72	$6.12
Quarter Ended September 30, 2006	$7.64	$4.35
Quarter Ended December 31, 2006	$5.57	$2.58

As of March 12, 2007, there were approximately 31,748,155 shares of our common stock outstanding held by approximately 268 holders of record and the last reported sale price of our common stock on The NASDAQ Global Market on March 12, 2007 was $3.04 per share.

Dividend Policy

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

Issuer Purchases of Equity Securities

During the fourth quarter of 2006, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers,” of shares of our common stock.

Stock Performance Graph

The following chart compares the yearly percentage change in the cumulative total stockholder return on our common stock from the fiscal year ending December 31, 2001 through the fiscal year ending December 31, 2006 with the cumulative total return of (1) the S&P600 Technology Hardware & Equipment Index, and (2) the NASDAQ Composite Market Index. The comparison assumes $100 was invested on December 31, 2001 in our common stock and in each of the other indices, and assumes reinvestment of dividends. We paid no dividends during the period. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG MOBILITY ELECTRONICS INC.,
NASDAQ COMPOSITE MARKET INDEX, AND
S&P 600 TECHNOLOGY HARDWARE & EQUIPMENT INDEX

TOTAL RETURN INDEX

Source: Bloomberg           Base date = 100

Company Name	Dec-01	Dec-02	Dec-03	Dec-04	Dec-05	Dec-06
Mobility Electronics, Inc.	100.00	60.80	715.28	686.40	772.80	268.00
S&P 600 Tech HW & EQP Index	100.00	62.67	93.48	104.57	97.04	107.97
NASDAQ Index Composite Index	100.00	68.77	103.68	113.56	115.56	127.56

ASSUMES $100 INVESTED ON DECEMBER 31, 2001
ASSUMES DIVIDENDS REINVESTED

The information contained above under the caption “Stock Performance Graph” is being “furnished” to the Securities and Exchange Commission and shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference into such filing.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read together with our consolidated financial statements and notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other information contained in this Form 10-K. The selected financial data presented below under the captions “Consolidated Statements of Operations Data” and “Consolidated Balance Sheet Data” as of and for each of the years in the five-year period ended December 31, 2006 are derived from our consolidated financial statements, which consolidated financial statements have been audited by KPMG LLP, an independent registered public accounting firm. The consolidated balance sheet data as of December 31, 2006 and 2005 and consolidated statement of operations data for each of the years in the three-year period ended December 31, 2006, are derived from our consolidated financial statements, included elsewhere in this Form 10-K.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenue	$92,464	$85,501	$70,213	$50,750	$30,893
Cost of revenue	69,349	59,653	49,294	33,610	23,946

Gross profit	23,115	25,848	20,919	17,140	6,947
Total operating expenses	41,039	28,712	22,617	20,787	19,943

Loss from operations	(17,924)	(2,864)	(1,698)	(3,647)	(12,996)
Interest, net	1,203	813	(72)	(27)	627
Gain (loss) on disposal of assets	—	11,639	(15)	(55)	(40)
Litigation settlement expense	(250)	(4,284)	—	—	—
Other, net	129	(12)	51	59	(20)

Income (loss) from continuing operations before income taxes	(16,842)	5,292	(1,734)	(3,670)	(12,429)
Provision for income tax	—	285	—	—	—

Income (loss) from continuing operations	(16,842)	5,007	(1,734)	(3,670)	(12,429)
Loss from discontinued operations of handheld software product line	—	—	(466)	(329)	(807)

Income (loss) before cumulative effect of change in accounting principle	(16,842)	5,007	(2,200)	(3,999)	(13,236)
Cumulative effect of change in accounting principle(1)	—	—	—	—	(5,627)

Net income (loss)	(16,842)	5,007	(2,200)	(3,999)	(18,863)
Beneficial conversion cost of preferred stock	—	—	—	(445)	—
Preferred stock dividend	—	—	—	(20)	—

Net income (loss) attributable to common stockholders	$(16,842)	$5,007	$(2,200)	$(4,464)	$(18,863)

Net income (loss) per share — diluted:
Diluted income (loss) per share from continuing operations	$(0.54)	$0.16	$(0.06)	$(0.16)	$(0.73)
Loss per share from discontinued operations	—	—	$(0.02)	$(0.01)	$(0.05)

Diluted income (loss) per share before cumulative effect of change in accounting principle(1)	$(0.54)	$0.16	$(0.08)	$(0.17)	$(0.78)
Cumulative effect of change in accounting principle(1)	—	—	—	—	$(0.33)

Diluted income (loss) per share	$(0.54)	$0.16	$(0.08)	$(0.17)	$(1.11)
Diluted income (loss) per share attributable to common stockholders	$(0.54)	$0.16	$(0.08)	$(0.19)	$(1.11)
Weighted average common shares outstanding:
Basic	31,392	30,004	28,027	23,440	17,009

Diluted	31,392	32,003	28,027	23,440	17,009

CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments	$17,343	$33,923	$12,768	$11,024	$3,166
Working capital	34,495	42,902	23,376	22,348	5,645
Total assets	65,864	83,910	55,417	49,833	28,369
Long-term debt and other non-current liabilities, less current portion	—	824	463	526	1,385
Total stockholders’ equity	49,405	59,349	40,701	40,642	17,628

(1)	See “Critical Accounting Policies And Estimates — Goodwill and Long-Lived Asset Valuation” under Item 7 for a description of this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We use our proprietary technology to design and develop products that make computers and mobile electronic devices more efficient and cost effective, thus enabling professionals and consumers higher utilization of their mobile devices and the ability to access information more readily. Our products include power products for high-power mobile electronic devices, such as portable computers; power products for low-power mobile electronic devices, such as mobile phones, PDAs, and MP3 players; foldable keyboards; and accessory products. As of the end of 2006, we were organized in three business segments, which consist of the High-Power Group, the Low-Power Group and the Connectivity Group. In the first quarter of 2007, we sold substantially all of the assets of our Connectivity Group.

High-Power Group.  Our High-Power Group is focused on the development, marketing and sales of power products and accessories for mobile electronic devices with high power requirements, which consist primarily of portable computers. In addition, in accordance with the terms of our strategic agreement Motorola, and previous strategic agreement with RadioShack, the High-Power Group includes the majority of our sales of low-power products to RadioShack through December 31, 2005. We sell these products to OEMs, private-label resellers, distributors, resellers and retailers. We supply OEM — specific, high-power adapter products to Dell and Lenovo, although we do not expect that sales to Dell will continue after the first quarter of 2007. We have entered into a strategic reseller agreement with Targus to market and distribute high-power adapter products on a private-label basis. We sell to retailers such as RadioShack and through distributors such as Ingram Micro. High-Power Group revenue accounted for approximately 62% of revenue for the year ended December 31, 2006 and approximately 74% of revenue for the year ended December 31, 2005.

Low-Power Group.  Over the last three years, our development efforts have focused significantly on the development of our patented power products for low-power mobile electronic devices. In particular, we are collaborating with many of our strategic partners to develop and market new and innovative power adapters specifically designed for the low-power mobile electronic device market, including cigarette lighter adapters, mobile AC adapters, low-power universal AC/DC adapters, and low-power universal battery products. Each of these power devices are designed, or are being designed, to incorporate our patented tip technology. The combination AC/DC adapter also allows users to simultaneously charge a second device with our optional iGo dualpower or iGo power splitter accessories. In April 2005, we formed the Low-Power Group, which is specifically focused on the development, marketing and sales of our low-power products. Low-power revenue accounted for approximately 18% of revenue for the year ended December 31, 2006 and 5% of revenue for the year ended December 31, 2005. There were no Low-Power Group sales prior to April 1, 2005.

In May 2006 we acquired the foldable keyboard business of Think Outside, Inc. These infrared and Bluetooth foldable keyboard products enhance the functionality of converged mobile devices by providing users with a portable, full-sized keyboard solution for rapid and user-friendly data input that folds into a compact size for easy storage. Sales of these foldable keyboard products represented approximately 2% of our total revenue for the year ended December 31, 2006. We believe that this product line represents a complementary business to our existing products that will help us deepen our penetration of the mobile electronic device market. We account for our foldable keyboard business as part of our Low-Power Group.

Sales to OEMs and private-label resellers accounted for approximately 62% of revenue for the year ended December 31, 2006 and approximately 63% of revenue for the year ended December 31, 2005. Sales through retailers and distributors accounted for approximately 31% of revenue for the year ended December 31, 2006 and approximately 27% of revenue for the year ended December 31, 2005. The balance of our revenue during these periods was derived from direct sales to end-users. In the future, we expect that we will be dependent upon a relatively small number of customers for a significant portion of our revenue, including most notably RadioShack, Targus, Lenovo, and Superior Communications. We intend to develop relationships with a broader set of distributors who have strong relationships with retailers and wireless carriers to expand the market availability of our iGo branded products. We expect that these relationships will allow us to diversify our customer base, add stability and decrease our traditional reliance upon a limited number of OEMs and private label resellers. We also expect that these relationships will significantly increase the availability and exposure of our products, particularly among large national and international retailers and wireless carriers.

Our continued focus is on proliferating power products that incorporate our patented tip technology for both high- and low-power mobile electronic devices and on acquiring or developing complementary businesses and products. Our long-term goal is to establish an industry standard for all mobile electronic device power products based on our patented tip technology. We also believe there are long-term growth opportunities for our connectivity products and technology related to the new handheld and converged mobile devices that are being introduced by major OEMs.

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

Recent Developments

In the first quarter of 2007 we sold, or entered into agreements to sell, substantially all of the assets of our handheld connectivity and expansion and docking businesses in three separate transactions.

The first transaction, which was completed in February 2007, involved the sale of substantially all of the assets of our handheld connectivity business to CradlePoint, Inc. for $1.8 million plus potential additional consideration based on future performance. At the closing, we received $50,000 in cash and a promissory note for $1.5 million, bearing interest at the rate of 6% annually, to be paid within two years as CradlePoint sells the inventory acquired in the transaction. We will also receive (1) a cash payment of $250,000 within the next six months, (2) 5% of CradlePoint’s revenues for five years, with a minimum payment of $300,000 due within three years, and (3) 100% of the first $200,000, and 50% thereafter, of any sales beyond the first $1.8 million of inventory purchased by CradlePoint at the closing.

The second and third transactions involve the sale of substantially all of the assets of our expansion and docking business. The agreements for these transactions were executed in February 2007 and the transactions are expected to close in March 2007. In one transaction, we have agreed to sell a portfolio of patents and patents pending relating to our PCI expansion and docking technology to A.H. Cresant Group LLC. In the other transaction, we have agreed to sell substantially all of the assets related to our expansion and docking business to Mission Technology Group, Inc., an entity that is owned by Randy Jones, our Vice President and General Manager, Connectivity. As a result of these two transactions, we expect to receive total net proceeds of approximately $4.8 million consisting of $1.0 million in cash, with promissory notes covering the remaining consideration, which is subject to adjustment (up or down) depending on the value of inventory to be sold at the closing. At the closing, we also expect to receive a 15% fully-diluted equity interest in Mission Technology Group. Given the related party nature of this transaction, we retained an independent, third party financial advisor to assist us. In determining the sales price for these assets and liabilities, we evaluated past performance and expected future performance, and received an opinion from our financial advisor that the consideration to be received is fair from a financial point of view. Our Board of Directors approved these transactions following a separate review and recommended approval of the Mission Technology Group transaction by our Audit Committee.

Our Connectivity Group was focused on the development, marketing and sales of connectivity and expansion and docking products. Our early focus was on the development of remote peripheral component interface, or PCI, bus technology and products based on proprietary Split Bridge® technology. We invested heavily in Split Bridge technology and while we had some success with Split Bridge in the corporate portable computer market with sales of universal docking stations, it became clear in early 2002 that this would not be the substantial opportunity we originally envisioned. In May 2005, we sold substantially all of our intellectual property relating to Split Bridge technology which resulted in a gain on the sale of these assets of $11.6 million. Connectivity Group revenue accounted for approximately 20% of revenue for the year ended December 31, 2006 and approximately 21% of revenue for the year ended December 31, 2005.

We are currently evaluating the manner in which we intend to account for each of these transactions. Specifically, we are evaluating the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” and other authoritative literature to determine whether these transactions qualify as divestitures for accounting purposes.

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

On an on-going basis, we evaluate our estimates, including those related to bad debt expense, warranty obligations, sales returns, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Our recognition of revenue from product sales to distributors, resellers and retailers, or the “distribution channel,” is affected by agreements giving certain customers rights to return up to 15% of their prior quarter’s purchases, provided that they place a new order for an equal or greater dollar value of the amount returned. We also have agreements with certain customers that allow them to receive credit for subsequent price reductions, or “price protection.” At the time we recognize revenue, upon shipment and transfer of ownership, we reduce revenue for the gross sales value of estimated future returns, as well as our estimate of future price protection. We also reduce cost of revenue for the gross product cost of estimated future returns. We record an allowance for sales returns in the amount of the difference between the gross sales value and the cost of revenue as a reduction of accounts receivable. We also have agreements with certain customers that provide them with full right of return prior to the ultimate sale to an end user of the product. Accordingly, we have recorded deferred revenue of $1.4 million and $330,000 as of December 31, 2006 and 2005, respectively, which we will recognize as revenue when the product is sold to the end user. Gross sales to the distribution channel accounted for approximately 31% of revenue for the year ended December 31, 2006 and 27% of revenue for the year ended December 31, 2005.

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

Inventory Valuation.  Inventories consist of finished goods and component parts purchased both partially and fully assembled. We have all normal risks and rewards of our inventory held by contract manufacturers. Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories include material and overhead costs. Overhead costs are allocated to inventory based on a percentage of material costs. We monitor usage reports to determine if the carrying value of any items should be adjusted due to lack of demand for the items. We make a downward adjustment to the value of our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. We recorded downward adjustments to inventory of $5.6 million during the year ended December 31, 2006, including a $3.5 million impairment charge based the estimated fair value of expansion, docking and handheld cradle inventory as indicated by the terms of the transactions entered into during the first quarter of 2007, and $553,000 during the year ended December 31, 2005. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Goodwill and Long-Lived Asset Valuation.  Under Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we are required to evaluate recorded goodwill annually, or when events indicate the goodwill may be impaired. The impairment evaluation process is based on both a discounted future cash flows approach and a market comparable approach. The discounted cash flows approach uses our estimates of future market growth rates, market share, revenue and costs, as well as appropriate discount rates. We test goodwill for impairment on an annual basis as of December 31. We evaluated goodwill for impairment as of December 31, 2005 and determined that recorded goodwill was not impaired at that time. During the quarter ended September 30, 2006, we determined a triggering event had occurred due to a significant downturn in handheld hardware product sales to Symbol during the third quarter of 2006 that led us to believe that goodwill attributable to the Connectivity Group segment may have been impaired as of September 30, 2006. Accordingly, we performed the impairment evaluation procedures described above and based on the results of our evaluation, we determined that $6.9 million of our recorded goodwill was impaired as of September 30, 2006.

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

Results of Operations

The following table sets forth certain consolidated financial data for the periods indicated expressed as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2006	2005	2004

Revenue	100.0%	100.0%	100.0%
Cost of revenue	75.0%	69.8%	70.2%

Gross profit	25.0%	30.2%	29.8%

Operating expenses:
Sales and marketing	12.3%	9.1%	9.8%
Research and development	8.4%	7.7%	7.0%
General and administrative	14.9%	16.7%	15.4%
Asset impairment	8.7%	0.0%	0.0%

Total operating expenses	44.3%	33.5%	32.2%

Loss from operations	(19.3)%	(3.3)%	(2.4)%
Other income (expense):
Interest income (expense), net	1.3%	1.0%	(0.1)%
Litigation settlement expense	(0.3)%	(5.0)%	0.0%
Gain on disposal of assets and other income (expense), net	0.1%	13.6%	0.0%

Income (loss) from continuing operations before provision for income tax	(18.2)%	6.2%	(2.5)%
Provision for income tax	0.0%	(0.3)%	0.0%

Net income (loss) from continuing operations	(18.2)%	5.9%	(2.5)%

Comparison of Years Ended December 31, 2006, 2005, and 2004

Revenue.  Revenue generally consists of sales of products, net of returns and allowances. To date, our revenues have come predominantly from power adapters, handheld products, expansion and docking products, and accessories. The following table summarizes the year-over-year comparison of our consolidated revenue for the periods indicated:

		Increase	Percentage Change
Year	Annual Amount	from Prior Year	from Prior Year
	(Thousands)

2006	$92,464	$6,963	8.1%
2005	85,501	15,288	21.8%
2004	70,213	—	—

Following is a discussion of revenue by business segment.

High-Power Group.  High-Power Group revenue is derived from sales of power products and accessories for mobile electronic devices with high power requirements, which consist primarily of portable computers. The following table summarizes the year-over-year comparison of our High-Power Group revenue for the periods indicated:

		Increase/(Decrease)	Percentage Change
Year	Annual Amount	from Prior Year	from Prior Year
	(Thousands)

2006	$57,146	$(5,972)	(9.5)%
2005	63,118	9,794	18.4%
2004	53,324	—	—

The 2006 decrease in High-Power Group revenue is primarily due to the fact that for the year ended December 31, 2005, all sales of low-power products to RadioShack, which totaled $3.4 million, were included in the revenue of the High-Power Group. Excluding these sales, High-Power Group revenue decreased by $2.6 million, or 4.1%. The remaining decrease in High-Power Group revenue in 2006 was primarily due to a decrease in high-power product sales to RadioShack of approximately $3 million, which were offset by slight increases in high-power product revenue from sales to other customers. Dell accounted for $15.8 million of our High-Power Group revenue for the year ended December 31, 2006. We do not expect to receive additional orders for our power products from Dell beyond the first quarter of 2007, as Dell has selected a different sourcing solution. Notwithstanding the loss of Dell as a customer for our High-Power Group products, we expect 2007 High-Power Group revenue to remain relatively consistent as we anticipate increased revenues resulting from the introduction of a new combination AC/DC power adapter in 2007.

The 2005 increase in High-Power Group revenue was primarily due to continued sales growth of our Juice family of combination AC/DC, AC only and DC only universal power adapters as a result of what we believe to be increased consumer awareness and further market penetration of our products and technology. Sales of OEM — specific, Juice family high-power products increased by $5.5 million, or 55.6%, to $15.4 million during the year ended December 31, 2005 as compared to $9.9 million for the year ended December 31, 2004, primarily as a result of increased sales to Dell. Sales of Juice family high-power products developed specifically for private-label resellers increased by $2.6 million, or 12.5%, to $23.7 million during the year ended December 31, 2005 as compared to $21.0 million for the year ended December 31, 2004, primarily as a result of increased sales to Targus which were partially offset by a decrease in sales to a former private label reseller customer. Sales of iGo branded Juice family high-power products to retailers and distributors increased by $1.9 million, or 17.3%, to $12.8 million during the year ended December 31, 2005 as compared to $10.9 million for the year ended December 31, 2004, primarily as a result of increased sales to RadioShack and InterTan. The remainder of High-Power Group revenue during the year ended December 31, 2005 was attributable to sales of other legacy power products and accessories.

Low-Power Group.  The Low-Power Group was formed on March 31, 2005 and its revenue is derived from the sales of low-power adapter products and foldable keyboard products. The following table summarizes the year-over-year comparison of our Low-Power Group revenue for the periods indicated:

		Increase	Percentage Change
Year	Annual Amount	from Prior Year	from Prior Year
	(Thousands)

2006	$17,075	$13,051	324.3%
2005	4,024	4,024	100.0%
2004	—	—	—

The 2006 increase in Low-Power Group revenue was primarily due to continued sales growth of our family of low-power products as a result of what we believe to be increased consumer awareness and further market penetration of our products and technology. As noted above, approximately $3.4 million of sales of low-power products to RadioShack were included in the revenue of the High-Power Group for 2005. When considering the 2005 RadioShack low-power product revenue, Low-Power Group Revenue increased by $9.6 million in 2006 compared to 2005. This increase was primarily attributable to the continued growth of low-power product sales to

RadioShack of $5.3 million in 2006 compared to 2005. Sales of low-power products to other customers increased by approximately $1.7 million for the year ended December 31, 2006 compared to the year ended December 31, 2005. Sales of foldable keyboard products, a product line that was acquired in May 2006, contributed $2.1 million to Low-Power Group revenue for the year ended December 31, 2006. Our low-power strategy is to gain further market penetration into mobile wireless carriers, distributors and retailers through our own sales efforts, as well as those of our primary low-power distributor, Superior Communications.

For the year ended December 31, 2005, Low-Power Group revenue consisted primarily of sales of low-power products to various retailers and distributors, as well as sales to end-users through our iGo.com website.

Connectivity Group.  Connectivity Group revenue was derived from sales of expansion and docking products that utilize Split Bridge technology and handheld products. The following table summarizes the year-over-year comparison of our Connectivity Group revenue for the periods indicated:

		Increase/(Decrease)	Percentage Change
Year	Annual Amount	from Prior Year	from Prior Year
	(Thousands)

2006	$18,243	$(116)	(0.6)%
2005	18,359	1,470	8.7%
2004	16,889	—	—

The 2006 Connectivity Group revenue was consistent with 2005 revenue. During 2006, we experienced a significant decrease in business from our primary customer of handheld cradle products As a result of this decline in business and in order to allow us to focus our limited resources on strategic growth of our Low-Power Group and High-Power Group business segments, subsequent to December 31, 2006, we entered into three separate transactions to divest of the expansion and docking products and handheld products that comprise the Connectivity Group. See “— Recent Transactions” for more information.

The 2005 increase in Connectivity Group revenue was primarily attributable to an increase in sales of handheld products of $1.7 million, or 16.4%, to $12.2 million during the year ended December 31, 2005 as compared to $10.5 million during the year ended December 31, 2004. The increase of handheld product sales was partially offset by a decrease of $523,000 in sales of docking and expansion products from $6.8 million during the year ended December 31, 2004 to $6.3 million during the year ended December 31, 2005. Many customers for these products purchase periodically rather than ratably throughout the year, which may cause revenue of the Connectivity Group to fluctuate from period to period.

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

Cost of revenue:

		Increase	Percentage Change
Year	Annual Amount	From Prior Year	from Prior Year
	(Thousands)

2006	$69,349	$9,696	16.3%
2005	59,653	10,359	21.0%
2004	49,294	—	—

Gross profit and gross margin:

			Increase/(Decrease)
			in gross profit	Percentage Change
Year	Annual Amount	Gross Margin	from Prior Year	From Prior Year
	(Thousands)

2006	$23,115	25.0%	$2,733	(10.6)%
2005	25,848	30.2%	4,929	23.6%
2004	20,919	29.8%	—	—

The 2006 increase in cost of revenue was due primarily to the 8.1% volume increase in revenue as compared to the year ended December 31, 2005. During the year ended December 31, 2006, we recorded an adjustment to cost of revenue in the amount of $5.6 million, compared to an adjustment of $553,000 during the year ended December 31, 2005, as a result of reduced marketability of certain of our inventory. Included in the $5.6 million adjustment recorded during the year ended December 31, 2006 was a $3.5 million impairment charge based the estimated fair value of expansion, docking and handheld cradle inventory as indicated by the terms of the transactions entered into during the first quarter of 2007. As a result of these factors, cost of revenue as a percentage of revenue increased to 75.0% for the year ended December 31, 2006 from 69.8% for the year ended December 31, 2005, resulting in reduced gross margin.

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

Sales and marketing.  Sales and marketing expenses generally consist of salaries, commissions and other personnel related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. The following table summarizes the year-over-year comparison of our sales and marketing expenses for the periods indicated:

		Increase/(Decrease)	Percentage Change
Year	Annual Amount	from Prior Year	from Prior Year
	(Thousands)

2006	$11,394	$3,582	45.9%
2005	7,812	926	13.4%
2004	6,886	—	—

The 2006 increase in sales and marketing expenses primarily resulted from increased investment in marketing programs to drive revenue growth. Specifically, during 2006 we launched a nationwide newspaper and radio advertising campaign in the United States and incurred expenses of $1.9 million in connection with that campaign. As a percentage of revenue, sales and marketing expenses increased to 12.3% for the year ended December 31, 2006 from 9.1% for the year ended December 31, 2005.

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

Research and development.  Research and development expenses consist primarily of salaries and personnel-related costs, outside consulting, lab costs and travel related costs of our product development group. The following table summarizes the year-over-year comparison of our research and development expenses for the periods indicated:

		Increase/(Decrease)	Percentage Change
Year	Annual Amount	from Prior Year	from Prior Year
	(Thousands)

2006	$7,811	$1,215	18.4%
2005	6,596	1,702	34.8%
2004	4,894	—	—

The 2006 increase in research and development expenses primarily resulted from the continued development of our family of power products and our acquisition of the foldable keyboard product line. Specifically, during the year ended December 31, 2006, we increased our engineering staff from 49 employees at December 31, 2005 to 56 employees at December 31, 2006 to support our continuing investment in research and development on our line of power products designed for use with both low-power and high-power mobile electronics devices and foldable keyboard products. As a percentage of revenue, research and development expenses increased to 8.4% for the year ended December 31, 2006 from 7.7% for the year ended December 31, 2005.

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

		Increase/(Decrease)	Percentage Change
Year	Annual Amount	From Prior Year	from Prior Year
	(Thousands)

2006	$13,761	$(543)	(3.8)%
2005	14,304	3,467	32.0%
2004	10,837	—	—

The 2006 decrease in general and administrative expenses primarily resulted from reduced external legal fees of approximately $2.0 million during the year ended December 31, 2006 compared to the year ended December 31, 2005, which was partially offset by an increase in amortization of deferred compensation expense of approximately $1.1 million associated with time vesting of restricted stock units and compensation expense associated with the implementation of SFAS No. 123R during the year ended December 31, 2006. General and administrative expenses as a percentage of revenue decreased to 14.9% for the year ended December 31, 2006 from 16.7% for the year ended December 31, 2005.

The 2005 increase in general and administrative expenses primarily resulted from increased external legal fees of approximately $1.4 million associated primarily with costs incurred to defend our intellectual property and various other litigation matters, and increased amortization of deferred compensation expense of approximately $1.3 million associated with restricted stock units granted to employees and directors during 2005. Personnel related expense, professional fees related to compliance with Sarbanes-Oxley legislation, and information technology related expense also increased, partially offset by a decrease in outside consulting expense. General and administrative expenses as a percentage of revenue increased to 16.7% for the year ended December 31, 2005 from 15.4% for the year ended December 31, 2004.

Asset impairment.  Asset impairment expense consists of expenses associated with impairment write-downs of goodwill, amortizable intangible assets, and property and equipment. During the year ended December 31, 2006, as a result of a significant downturn in handheld hardware product sales, we determined a triggering event had occurred, specifically as a result of a significant downturn in business with Symbol for sales of handheld cradle products during the third quarter of 2006, that resulted in an asset impairment charge of $8.1 million related to the impairment of goodwill, amortizable intangible assets and property and equipment associated with our Connectivity Group business segment.

Interest, net.  Interest, net consists primarily of interest earned on our cash balances and short-term investments, net of interest expense. Interest expense relates to our revolving line of credit with a bank. The following table summarizes the year-over-year comparison of interest, net for the periods indicated:

		Increase (Decrease)	Percentage Change
Year	Annual Amount	from Prior Year	from Prior Year
	(Thousands)

2006	$1,203	$390	48.0%
2005	813	885	1229.1%
2004	(72)	—	—

The 2006 increase was primarily due to generally rising interest rates during 2006. At December 31, 2006, the average yield on our cash, short-term investments and long-term investments was approximately 5.25%. For the year ended December 31, 2006, interest expense was $60,000 and interest income was $1.3 million.

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

Gain (loss) on disposal of assets.  Gain (loss) on disposal of assets consists of the net proceeds received from the disposal of assets, less the remaining net book value of the disposed assets. The following table summarizes the year-over-year comparison of gain (loss) on disposal of assets for the periods indicated:

		Increase/(Decrease)	Percentage Change
Year	Annual Amount	from Prior Year	from Prior Year
	(Thousands)

2006	$—	$(11,639)	—
2005	11,639	11,654	77,693.3%
2004	(15)	—	—

We recorded no gain (loss) on disposal of assets during 2006.

The 2005 gain on disposal of assets was primarily due to our sale of a portfolio of 46 patents and patents pending relating to our Split Bridge and serialized PCI intellectual property with a net book value of $53,000 for net proceeds of approximately $11.7 million, which resulted in a gain of approximately $11.6 million.

Litigation settlement.  Litigation settlement consists of expenses incurred in connection with the settlement of litigation. The following table summarizes the year-over-year comparison of gain (loss) on disposal of assets for the periods indicated:

		Increase/(Decrease)	Percentage Change
Year	Annual Amount	from Prior Year	from Prior Year
	(Thousands)

2006	$250	$(4,034)	(94.2)%
2005	4,284	4,284	—
2004	—	—	—

The 2006 litigation settlement expense consisted of a $250,000 expense incurred as a result of our settlement of litigation with Tom de Jong, who was a former officer of iGo Corporation. Mr. de Jong had sought indemnification from us for his legal expenses incurred in connection with an SEC investigation. Pursuant to the terms of the settlement, we agreed to pay Mr. de Jong $250,000 as full satisfaction of any indemnification claims against our wholly-owned subsidiary, iGo Direct Corporation.

The 2005 litigation settlement expense consisted of a $4.3 million expense incurred as a result of our settlement of litigation resulting from our 2002 acquisition of Portsmith. Pursuant to the terms of the settlement, we agreed to pay the plaintiffs in this litigation the aggregate sum of $3 million in cash, released one plaintiff from the repayment of a $484,000 obligation, and agreed to issue 82,538 shares of our common stock, valued at $9.68 per share, to one plaintiff that were earned pursuant to the earn-out provisions of the acquisition agreement, but not previously issued.

Income taxes.  We have incurred losses from inception through the end of 2006; therefore, no provision for income taxes was required for the years ended December 31, 2006 and December 31, 2004. In 2005, we recorded a provision for income tax of $285,000 as a result of a corporate alternative minimum tax liability incurred in connection with our 2005 taxable income. Based on historical operating losses and projections for future taxable income, it is more likely than not that we will not fully realize the benefits of the net operating loss carryforwards. Thus, we have not recorded a tax benefit from our net operating loss carryforwards for the years ended December 31, 2006, 2005 and 2004.

Operating Outlook

From a long-term perspective, we believe there are a number of major catalysts that will drive future growth and profitability:

•	Disposition of the assets of the Connectivity Group to allow management to focus its efforts on growing the Low-Power and High-Power Groups;

•	The continued penetration of both the domestic and international wireless carrier, dealer/agent, and distributor markets;

•	A strong new product pipeline that will provide consumers with innovative power products offering a broad range of features and price points; and

•	Continued growth in sales of power products for high-power mobile electronic devices driven by further growth in private label reseller accounts, expanded international distribution, and the expansion and/or development of new OEM programs.

We expect gross margin to increase for 2007 from our 25.0% gross margin for 2006, as we expect to increase Low-Power Group sales to retailers and distributors, and we expect to reduce overhead associated with the Connectivity Group.

We expect operating expenses related to our power businesses to increase modestly in 2007 compared to 2006, primarily due to increased spending in sales and marketing. As discussed above, we are currently evaluating the manner in which we intend to account for the connectivity businesses that we sold, or entered into agreements to sell, during the first quarter of 2007. The operating expenses of these businesses may or may not be reflected in our consolidated results depending upon whether or not these transactions qualify as divestitures for accounting purposes.

We do not expect to record any income tax expense in 2007. We anticipate reversing the previously recorded valuation allowance after we have achieved several quarters of profitable results, coupled with a forecast of continued profitability. Subsequent to the reversal of the deferred tax asset valuation allowance, we will recognize income tax expense as we utilize our net operating loss carryforwards.

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

Liquidity and Capital Resources

The following table sets forth for the period presented certain consolidated cash flow information (in thousands):

	Year Ended December 31,
	2006	2005	2004

Net cash provided by (used in) operating activities	$(11,137)	$(775)	$474
Net cash provided by (used in) investing activities	6,036	(10,032)	(722)
Net cash provided by financing activities	615	11,915	1,894
Foreign currency exchange impact on cash flow	50	(73)	56
Net cash provided by (used in) discontinued operations	—	(166)	41

Increase (decrease) in cash and cash equivalents	$(4,436)	$869	$1,744

Cash and cash equivalents at beginning of year	$13,637	$12,768	$11,024

Cash and cash equivalents at end of year	$9,201	$13,637	$12,768

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

•	Net cash used in operating activities. Cash was used in operating activities for the year ended December 31, 2006 primarily due to our operating losses, partially offset by non-cash expenses, and to fund working capital necessary to support our growing revenue base. Specifically, cash was used to pay suppliers for inventory growth and accounts receivable growth. In addition, we used $3.0 million in connection with the settlement of the Portsmith litigation during 2006. In 2007, we expect to continue to use cash in operating activities as we expect to incur operating losses, with non- cash items and changes in working capital to have a relatively neutral effect on cash flows. Our consolidated cash flow operating metrics are as follows:

	Year Ended December 31,
	2006	2005	2004

Days outstanding in ending accounts receivable (“DSOs”)	82	80	88
Inventory turns	6	4	7

The increase in DSOs at December 31, 2006 compared to December 31, 2005, is primarily due to the timing of payments received from our large private-label reseller customer, Targus. We expect DSOs to improve during 2007 as we expect to improve collections from Targus. The increase in inventory turns was primarily due to impairment charges recorded during 2006 relating our Connectivity inventories. We expect to manage inventory growth during 2007 and we expect inventory turns to continue to improve as we focus on our strategy to grow low-power and high-power revenues in 2007.

•	Net cash provided by investing activities. For the year ended December 31, 2006, net cash was provided by investing activities as we generated proceeds from the sale of short-term investments of $12.2 million, partially offset by the purchase of long-term investments and property and equipment. We anticipate future investment in capital equipment, primarily for tooling equipment to be used in the production of new products.

•	Net cash provided by financing activities. Net cash provided by financing activities for the year ended December 31, 2006 was primarily from net proceeds from the exercises of stock options and warrants. Although we expect to generate cash flows from operations sufficient to support our operations, we may issue additional shares of stock in the future to generate cash for growth opportunities.

As of December 31, 2006, we had approximately $94 million of federal, foreign and state net operating loss carryforwards which expire at various dates. We anticipate that the sale of common stock in our initial public offering and in subsequent private offerings, as well as the issuance of our common stock for acquisitions, coupled with prior sales of common stock will cause an annual limitation on the use of our net operating loss carryforwards pursuant to the change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended. This limitation is expected to have a material effect on the timing of our ability to use the net operating loss carryforward in the future. Additionally, our ability to use the net operating loss carryforwards is dependent upon our level of future profitability, which cannot be determined.

Financing Facilities.  In July 2006, we entered into a $10.0 million bank line of credit. The line bears interest at prime or LIBOR plus 2%, and requires monthly interest only payments, with final payment of interest and principal due on July 27, 2008. In addition, we pay a quarterly facility fee of 12.5 basis points on any unused portion of the revolving loan commitment. The line of credit is secured by all of our assets and contains customary restrictive and financial covenants, including financial covenants (which become effective on March 31, 2007) requiring minimum EBITDA levels which are typical of agreements of this type, as well as customary events of default. The obligations of the lender to make advances under the credit agreement are subject to the ongoing accuracy of our representations and warranties under the credit agreement and the absence of any events which would be defaults or constitute a material adverse effect. Under the terms of the line of credit, we can borrow up to 80% of eligible accounts receivable and up to 25% of eligible inventory. At December 31, 2006, we had no borrowings outstanding under this facility. Based on our current forecast of trailing twelve-month EBITDA, it is likely that we will not be in compliance with the minimum EBITDA covenant as of March 31, 2007. Accordingly, unless we obtain a covenant waiver from the bank, borrowings may not be available to us under the line of credit as of March 31, 2007.

Contractual Obligations.  In our day-to-day business activities, we incur certain commitments to make future payments under contracts such as operating leases and purchase orders. Maturities under these contracts are set forth in the following table as of December 31, 2006 (amounts in thousands):

	Payment Due by Period
						More Than
	2007	2008	2009	2010	2011	5 years

Operating lease obligations	$942	$490	$19	$—	$—	$—
Inventory Purchase obligations	12,508	—	—	—	—	—
Other long-term obligations	—	—	—	—	—	—

Totals	$13,450	$490	$19	$—	$—	$—

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

In May 2006, we acquired the assets of the foldable keyboard business from Think Outside, Inc. for $2.5 million, which consideration was paid entirely by the issuance of 362,740 shares of our common stock.

In February 2007, we entered into three separate transactions to sell the assets of our Connectivity Group. We entered into an agreement to sell intellectual property assets for $2.0 million. We entered into an agreement to sell substantially all of the assets of the docking and expansion product line, including cash of $1.0 million, for approximately $3.8 million in notes receivable and a 15% fully-diluted equity interest in the acquirer. We sold the assets of the handheld hardware product line for $50,000 in cash, $250,000 in a short-term receivable, $1.5 million in notes receivable, 5% of the acquirer’s revenues for five years, with a minimum payment of $300,000 due within three years, and 100% of the first $200,000, and 50% thereafter, of any sales beyond the first $1.8 million of inventory purchased by the acquirer at the closing.

Our future strategy includes the possible acquisition of other businesses to continue to expand or complement our operations. The magnitude, timing and nature of any future acquisitions will depend on a number of factors, including the availability of suitable acquisition candidates, the negotiation of acceptable terms, our financial capabilities and general economic and business conditions. Financing of future acquisitions would result in the utilization of cash, incurrence of additional debt, issuance of additional equity securities or a combination of all of these. Our future strategy may also include the possible disposition of assets that are not considered integral to our business, which would likely result in the generation of cash.

Liquidity Outlook.  Based on our projections for 2007, we believe that our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may use our line of credit or seek to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in more dilution to our stockholders. In addition, additional capital resources may not be available to us in amounts or on terms that are acceptable to us.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company’s consolidated financial statements.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated financial statements.

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

See “Liquidity and Capital Resources” for further discussion of our financing facilities and capital structure. Market risk, calculated as the potential change in fair value of our cash and cash equivalents and line of credit resulting from a hypothetical 1.0% (100 basis point) change in interest rates, was not material at December 31, 2006.

Item 8.	Financial Statements and Supplementary Data

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Mobility Electronics, Inc.:

We have audited the accompanying consolidated balance sheets of Mobility Electronics, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mobility Electronics, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

Phoenix, Arizona
March 15, 2007

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$9,201	$13,637
Short-term investments	8,142	20,286
Accounts receivable, net	20,855	18,778
Inventories	12,350	13,373
Prepaid expenses and other current assets	406	565

Total current assets	50,954	66,639
Property and equipment, net	2,980	2,410
Goodwill	3,912	10,570
Intangible assets, net	3,095	2,720
Long-term investments	4,636	—
Notes receivable and other assets	287	1,571

	$65,864	$83,910

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,010	$17,606
Accrued expenses and other current liabilities	3,067	2,364
Deferred revenue	1,357	330
Current portion of litigation settlement liability	—	3,000
Current portion of long-term debt and other non-current liabilities	25	437

Total current liabilities	16,459	23,737
Non-current portion of litigation settlement liability	—	799
Long-term debt and other non-current liabilities, less current portion	—	25

Total liabilities	16,459	24,561

Commitments and contingencies (notes 13 and 20)
Stockholders’ equity:
Convertible preferred stock — Series C, $.01 par value; authorized 15,000,000 shares; zero issued and outstanding at December 31, 2006 and 2005, respectively	—	—
Common stock, $.01 par value; authorized 90,000,000 Shares; 31,722,466 and 30,844,581 shares issued and outstanding at December 31, 2006 and 2005, respectively	317	308
Additional paid-in capital	167,436	160,622
Accumulated deficit	(118,527)	(101,685)
Accumulated other comprehensive income	179	104

Total stockholders’ equity	49,405	59,349

	$65,864	$83,910

See accompanying notes to consolidated financial statements.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share amounts)

Revenue	$92,464	$85,501	$70,213
Cost of revenue	69,349	59,653	49,294

Gross profit	23,115	25,848	20,919

Operating expenses:
Sales and marketing	11,394	7,812	6,886
Research and development	7,811	6,596	4,894
General and administrative	13,761	14,304	10,837
Asset impairment	8,073	—	—

Total operating expenses	41,039	28,712	22,617

Loss from operations	(17,924)	(2,864)	(1,698)
Other income (expense):
Interest income (expense), net	1,203	813	(72)
Gain (loss) on disposal of assets	—	11,639	(15)
Litigation settlement expense	(250)	(4,284)	—
Other income (expense), net	129	(12)	51

Income (loss) from continuing operations before provision for income taxes	(16,842)	5,292	(1,734)
Provision for income taxes	—	285	—

Net income (loss) from continuing operations	(16,842)	5,007	(1,734)
Loss from discontinued operations of handheld software product line	—	—	(466)

Net income (loss)	$(16,842)	$5,007	$(2,200)

Net income (loss) per share — basic:
Income (loss) per share from continuing operations	$(0.54)	$0.17	$(0.06)
Income (loss) per share from discontinued operations	$—	$—	$(0.02)

Net income (loss) per share	$(0.54)	$0.17	$(0.08)
Net income (loss) per share — diluted:
Income (loss) per share from continuing operations	$(0.54)	$0.16	$(0.06)
Income (loss) per share from discontinued operations	$—	$—	$(0.02)

Net income (loss) per share	$(0.54)	$0.16	$(0.08)
Weighted average common shares outstanding:
Basic	31,392	30,004	28,027

Diluted	31,392	32,003	28,027

See accompanying notes to consolidated financial statements.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

							Accumulated
	Convertible			Additional		Other	Net
	Preferred	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Stock	Shares	Amount	Capital	Deficit	Income(Loss)	Equity
	(In thousands, except share amounts)

Balances at December 31, 2003	3	27,610,996	276	144,707	(104,492)	148	40,642
Issuance of common stock for warrants exercised	—	192,384	2	203	—	—	205
Issuance of common stock for options exercised	—	593,658	6	1,258	—	—	1,264
Issuance of common stock under Employee Stock Purchase Plan	—	16,301	—	93	—	—	93
Issuance of common stock for board compensation	—	12,473	—	123	—	—	123
Conversion of Series C preferred stock into common stock	—	64,561	1	—	—	—	1
Reduction of stock subscription receivable	—	—	—	333	—	—	333
Amortization of deferred compensation	—	—	—	184	—	—	184
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	56	56
Net loss	—	—	—	—	(2,200)	—	(2,200)

Total comprehensive loss							(2,144)

Balances at December 31, 2004	$3	28,490,373	$285	$146,901	$(106,692)	$204	$40,701
Conversion of Series C preferred stock into common stock	(3)	276,596	3	—	—	—	—
Issuance of common stock for warrants exercised	—	5,529	—	5	—	—	5
Issuance of common stock for options exercised	—	623,955	6	1,817	—	—	1,823
Issuance of common stock under Employee Stock Purchase Plan	—	27,565	—	189	—	—	189
Issuance of common stock for acquisitions	—	15,000	—	170	—	—	170
Issuance of stock awards	—	14,006	—	40	—	—	40
Issuance of common stock for board compensation	—	12,672	—	91	—	—	91
Common stock issued to strategic partners, net of issuance costs of $225,000	—	1,379,312	14	9,761	—	—	9,775
Repayment of stock subscription receivable	—	—	—	150	—	—	150
Amortization of deferred compensation	—	—	—	1,498	—	—	1,498
Retirement of shares	—	(427)	—	—	—	—	—
Comprehensive income (loss):
Unrealized Loss on Available for Sale Investments	—	—	—	—	—	(27)	(27)
Foreign currency translation adjustment	—	—	—	—	—	(73)	(73)
Net income	—	—	—	—	5,007	—	5,007

Total comprehensive loss							4,907

Balances at December 31, 2005	—	30,844,581	$308	$160,622	$(101,685)	$104	$59,349
Issuance of common stock for options exercised	—	356,994	4	602	—	—	606
Issuance of common stock under Employee Stock Purchase Plan	—	4,815	—	34	—	—	34
Issuance of common stock for acquisitions	—	377,740	4	2,666	—	—	2,670
Issuance of stock awards	—	48,388	—	24	—	—	24
Issuance of common stock for board compensation	—	7,410	—	54	—	—	54
Issuance of common stock for legal settlement	—	82,538	1	798	—	—	799
Amortization of deferred compensation	—	—	—	2,636	—	—	2,636
Comprehensive income (loss):
Unrealized Gain on Available for Sale Investments	—	—	—	—	—	25	25
Foreign currency translation adjustment	—	—	—	—	—	50	50
Net loss	—	—	—	—	(16,842)	—	(16,842)

Total comprehensive loss							(16,767)

Balances at December 31, 2006	—	31,722,466	$317	$167,436	$(118,527)	$179	$49,405

See accompanying notes to consolidated financial statements.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except share amounts)

Cash flows from operating activities:
Net income (loss)	$(16,842)	$5,007	$(2,200)
Less income from discontinued operation	—	—	466

Income (loss) from continuing operations	(16,842)	5,007	(1,734)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provisions for doubtful accounts and sales returns and credits	736	434	358
Depreciation and amortization	2,121	1,978	1,952
Amortization of deferred compensation	2,636	1,498	184
Impairment of tooling equipment	31	82	—
(Gain) loss on disposal of assets	—	(11,639)	15
Expense for stock to be issued for litigation settlement	—	799	—
Impairment of goodwill	6,895	—	—
Impairment of intangible assets	690	—	—
Impairment of property and equipment	488	—	—
Compensation expense settled with stock, options or warrants	100	163	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,027)	(2,435)	(5,900)
Inventories	1,428	(5,860)	725
Prepaid expenses and other assets	894	(71)	(898)
Accounts payable	(6,685)	5,162	5,927
Accrued expenses and other current liabilities	(1,602)	4,107	(155)

Net cash provided by (used in) operating activities from continuing operations	(11,137)	(775)	474

Net cash provided by (used in) operating activities from discontinued operations	—	(166)	44

Cash flows from investing activities:
Purchase of property and equipment	(1,496)	(1,411)	(1,110)
Purchase of investments	(4,636)	(20,313)	—
Sale of investments	12,168	—	—
Proceeds from sale of intangible assets	—	11,692	—
Proceeds from sale of handheld software product line	—	—	388

Net cash provided by (used in) investing activities from continuing operations	6,036	(10,032)	(722)

Net cash used in investing activities from discontinued operations	—	—	(3)

Cash flows from financing activities:
Repayment of stock subscription receivables	—	150	333
Repayment of long-term debt and capital lease obligations	(25)	(25)	(125)
Net proceeds from sale of common stock	34	9,962	216
Proceeds from exercise of warrants and options	606	1,828	1,470

Net cash provided by financing activities from continuing operations	615	11,915	1,894

Net increase (decrease) in cash from continuing operations	(4,486)	1,108	1,646

Net increase (decrease) in cash from discontinued operations	—	(166)	41

Effects of exchange rates on cash and cash equivalents	50	(73)	56

Net (decrease) increase in cash and cash equivalents	(4,436)	869	1,744

Cash and cash equivalents, beginning of year	13,637	12,768	11,024

Cash and cash equivalents, end of year	$9,201	$13,637	$12,768

Supplemental disclosure of cash flow information:
Interest paid	$13	$25	$33

Supplemental schedule of noncash investing and financing activities:
Common stock issued in connection with acquisitions and legal settlement	$3,469	$170	$—

Issuance of 252,473 and 826,617 restricted stock units for deferred compensation to employees and board members during 2006 and 2005, respectively	$1,594	$6,358	$—

Issuance of 82,200 restricted stock units for settlement of compensation to Board members	$—	$—	$697

See accompanying notes to consolidated financial statements.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

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

The Company recognizes net revenue when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title and acceptance, if applicable, as well as fixed pricing and probable collectibility. Revenue from product sales is recognized upon shipment and transfer of ownership from the Company or contract manufacturer to the customer, unless the customer has full right of return, in which case revenue is deferred until the product has sold through to the end user. Allowances for sales returns and credits are provided for in the same period the related sales are recorded. Should the actual return or sales credit rates differ from the Company’s estimates, revisions to the estimated allowance for sales returns and credits may be required.

(d)	Cash and Cash Equivalents

All short-term investments purchased with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents include cash on hand and amounts on deposit with financial institutions.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(e)	Investments

Short-term investments that have an original maturity between three months and one year and a remaining maturity of less than one year are classified as available-for-sale. Long-term investments that have an original maturity of greater than one year are classified as available-for-sale. Available-for-sale securities are recorded at fair value and are classified as current assets due to the Company’s intent and practice to hold these readily marketable investments for less than one year. Any unrealized holding gains and losses related to available-for-sale securities are recorded, net of tax, as a separate component of accumulated other comprehensive income. When a decline in fair value is determined to be other than temporary, unrealized losses on available-for-sale securities are charged against net earnings. Realized gains and losses are accounted for on the specific identification method.

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

Property and equipment are stated at cost. Depreciation on furniture, fixtures and equipment is provided using the straight-line method over the estimated useful lives of the assets ranging from two to seven years. Leasehold improvements are amortized over the shorter of the lease term or estimated useful life. Tooling is capitalized at cost and is depreciated over a two-year period. We periodically evaluate the recoverability of property and equipment and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that an impairment exists.

(i)	Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Goodwill is tested for impairment annually, on December 31.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered forecasts of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to the valuation allowance and deferred tax benefit would increase income in the period such determination was made.

(m)	Net Income (Loss) per Common Share

Basic income (loss) per share is computed by dividing income (loss) by the weighted-average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or contracts to issue common stock were exercised or converted to common stock or resulted in the issuance of common stock that then shared in the earnings or loss of the Company. In 2006 and 2004, the assumed exercise of outstanding stock options and warrants and the impact of restricted stock units have been excluded from the calculations of diluted net loss per share as their effect is antidilutive.

(n)	Stock-based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, be measured at fair value and expensed in the consolidated statement of operations over the requisite service period (generally the vesting period). Upon adoption, the Company transitioned to SFAS 123R using the modified prospective method, whereby compensation cost is only recognized in the consolidated statements of operations beginning with the first period that SFAS 123R is effective and thereafter, with prior periods’ stock-based

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation for option and employee stock purchase plan activity still presented on a pro forma basis. The Company continues to use the Black-Scholes option valuation model to value stock options. As a result of the adoption of SFAS 123R, the Company recognized pre-tax charges of $195,000 during the year ended December 31, 2006, associated with the expensing of stock options and employee stock purchase plan activity. No tax benefits have been recorded due to the Company’s full valuation allowance position.

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

The decision to accelerate vesting of these options was made primarily to avoid recognizing compensation expense in the statement of operations in future financial statements upon the effectiveness of SFAS 123R. The Company estimates that the maximum future compensation expense that was avoided, based on an implementation date for SFAS 123R of January 1, 2006, is approximately $1,772,000, of which approximately $617,000 is related to options held by executive officers and directors of the Company. The acceleration did not generate significant compensation expense, as the majority of options for which vesting was accelerated had exercise prices that exceeded the market price of the Company’s common stock on March 11, 2005. The pro-forma results presented in the table below include approximately $1,772,000 of compensation expense for the year ended December 31, 2005, resulting from the vesting acceleration.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company’s net income (loss) and net income (loss) per share would have changed to the pro forma amount indicated below (amounts in thousands, except per share):

	Years Ended December 31,
	2005	2004

Net income (loss):
As reported	$5,007	$(2,200)
Total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax of $0 for all periods	(1,906)	(1,115)

Pro forma	$3,101	$(3,315)

Net income (loss) per share — basic:
As reported	$0.17	$(0.08)

Pro forma	$0.10	$(0.12)

Net income (loss) per share — diluted:
As reported	$0.16	$(0.08)

Pro forma	$0.10	$(0.12)

Prior to January 1, 2006, the Company accounted for stock options according to the provisions of APB 25 and related interpretations, and therefore no related compensation expense was recorded for awards granted as it was believed that such awards had no intrinsic value.

During the year ended December 31, 2006, the Company completed a voluntary review of its historical stock option granting practices that was overseen by the Audit Committee of the Company’s Board of Directors with the assistance of legal counsel. The Company determined that it used incorrect measurement dates with respect to the accounting for certain previously granted stock options, primarily during the years 2000 through 2004 as a result of lapses in documentation and deficiencies in option plan administration controls. Accordingly, the Company

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded a pretax cumulative charge of $717,000 in the year ended December 31, 2006 in general and administrative expense related to certain grants dating back to fiscal 2000 based upon the Company’s determination that such grants had intrinsic value on the applicable measurement dates of the option grants. The Company determined the effect of the incorrect measurement dates was not material to any prior fiscal year or interim periods in fiscal 2006.

The Company is currently assessing the impact of negative tax consequences that might arise for employees as a result of this matter. The Company may decide to compensate employees for any such negative tax consequences that have arisen. Any such compensation that the Company may elect to make to the employees for any negative tax effects would be recorded at the time that a decision is made as to this matter.

(o)	Fair Value of Financial Instruments

The Company’s financial instruments include cash equivalents, short-term investments, accounts receivable, long-term investments, accounts payable and notes payable. Due to the short-term nature of cash equivalents, accounts receivable and accounts payable, the fair value of these instruments approximates their recorded value. In the opinion of management, based upon current information, the fair value of notes payable approximates market value. The Company does not have material financial instruments with off-balance sheet risk.

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

The Company is engaged in the business of selling accessories for computers and mobile electronic devices. Effective March 31, 2005, the Company formed a separate division, specifically for the purpose of developing, marketing and selling its low-power mobile electronic power products, which the Company has named the “Low-Power Group”. In conjunction with the formation of the Low-Power Group, the Company’s chief operating decision maker (CODM) began separately evaluating the operating results of the Low-Power Group, the High-Power Group and the Connectivity Group. The Company’s CODM continues to evaluate revenues and gross profits based on products lines, routes to market and geographies. Prior to April 1, 2005, the CODM only evaluated operating results for the Company taken as a whole. As a result, effective April 1, 2005, in accordance with FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has determined it has three reporting business segments, consisting of the High-Power Group, Low-Power Group, and Connectivity Group.

(s)	Recently Issued Accounting Pronouncements

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

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007, and interim periods within those fiscal years. We are currently evaluating the impact, if any, the adoption of SFAS 157 will have on the Company’s financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company’s consolidated financial statements.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated financial statements.

(3)  Acquisition

On May 26, 2006 the Company acquired certain assets, including customer relationships, trademarks, and developed technology relating to the foldable keyboard business of Think Outside, Inc. for 362,740 shares of common stock, valued at $6.89 per share, which was determined based on the average close price for three days prior to and subsequent to the close date, or $2,500,000.

The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed, based upon the estimated fair values at the date of acquisition. Goodwill of $237,000 was recorded as a result of the transaction.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The purchase price of $2,500,000, plus acquisition costs of $92,000, was allocated as follows (amounts in thousands):

Purchase price:
Common stock	$2,500
Costs of acquisition	92

$2,592

Assets acquired and liabilities assumed:
Current assets	$1,238
Property and equipment	830
Intangible assets	1,450
Goodwill	237
Current liabilities	(1,163)

$2,592

The pro forma financial information is not presented, as the impact of this acquisition is not material.

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

The Company generated net proceeds of $7,532,000 from the sale of available-for-sale marketable securities during the year ended December 31, 2006.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2006 and 2005 the amortized cost basis, unrealized holding gains, unrealized holding losses, and aggregate fair value by short-term major security type investments were as follows (amounts in thousands):

	December 31, 2006			December 31, 2005
		Net			Net
		Unrealized			Unrealized
		Holding			Holding
	Amortized	Gains	Aggregate	Amortized	Gains	Aggregate
	Cost	(Losses)	Fair Value	Cost	(Losses)	Fair Value

U.S. corporate securities:
Commercial paper	$3,822	$—	$3,822	$6,831	$(3)	$6,828
Corporate notes and bonds	2,974	1	2,975	8,295	(21)	8,274
Bankers acceptance	—	—	—	1,801	—	1,801
Asset backed securities — fixed	645	—	645	900	—	900

	7,441	1	7,442	17,827	(24)	17,803
U.S. government securities	700	—	700	2,486	(3)	2,483

	$8,141	$1	$8,142	$20,313	$(27)	$20,286

As of December 31, 2006 and 2005 the amortized cost basis, unrealized holding gains, unrealized holding losses, and aggregate fair value by long-term major security type investments were as follows (amounts in thousands):

	December 31, 2006			December 31, 2005
		Net			Net
		Unrealized			Unrealized
		Holding			Holding
	Amortized	Gains	Aggregate	Amortized	Gains	Aggregate
	Cost	(Losses)	Fair Value	Cost	(Losses)	Fair Value

U.S. corporate securities:
Corporate notes and bonds	$2,344	$(6)	$2,338	$—	$—	$—
U.S. government securities	2,297	1	2,298	—	—	—

	$4,641	$(5)	$4,636	$—	$—	$—

(5)  Inventories

Inventories consist of the following (amounts in thousands):

	December 31,
	2006	2005

Raw materials	$2,160	$2,946
Finished goods	10,190	10,427

	$12,350	$13,373

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)  Property and Equipment

Property and equipment consists of the following (amounts in thousands):

	December 31,
	2006	2005

Furniture and fixtures	$532	$524
Store, warehouse and related equipment	1,270	1,554
Computer equipment	4,126	3,315
Tooling	3,479	2,927
Leasehold improvements	698	574

	10,105	8,894
Less accumulated depreciation and amortization	(7,125)	(6,484)

Property and equipment, net	$2,980	$2,410

Aggregate depreciation and amortization expense for property and equipment totaled $1,238,000, $1,045,000 and $854,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

(7)  Asset Impairment

During the quarter ended September 30, 2006, as a result of a sharp downturn in handheld product sales, and in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company determined that there was an indication that property and equipment, with a gross value of $1,079,000, and amortizable intangible assets, with a gross value of $1,642,000, associated with its Connectivity Group segment might be impaired. Accordingly, the Company performed an impairment analysis utilizing an undiscounted future cash flow approach in accordance with SFAS 144 and determined that these property and equipment assets and amortizable intangible assets were impaired due to a significant deterioration in current quarter sales and forecasted sales to the segment’s largest customer. As a result, during the quarter ended September 30, 2006, the Company recorded an impairment charge of $488,000 related to property and equipment, which was net of accumulated depreciation of $591,000. Also, during the quarter ended September 30, 2006, the Company recorded an impairment charge of $690,000 related to amortizable intangible assets, which was net of accumulated amortization of $952,000. These impairment charges are included in the consolidated statements of operations under the caption “Asset impairment.”

(8)  Goodwill

Goodwill by business segment is as follows (amounts in thousands):

	High-Power	Low-Power	Connectivity
	Group	Group	Group	Total

Reported balance at December 31, 2005	$3,578	$—	$6,992	$10,570
Acquisition of Think Outside	—	237	—	237
Reclassification	97	—	(97)	—
Impairment	—	—	(6,895)	(6,895)

Reported balance at December 31, 2006	$3,675	$237	$—	$3,912

During the quarter ended September 30, 2006, as a result of a sharp downturn in handheld product sales, and in accordance with Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company determined that there was an indication that its recorded goodwill associated with its Connectivity Group segment might be impaired due to a significant deterioration in current quarter sales and forecasted sales to

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the segment’s largest customer. Accordingly, the Company performed an impairment analysis utilizing both a discounted future cash flows approach and a market comparable approach on the interim period in accordance with SFAS 142 and determined that the goodwill associated with the handheld hardware and docking and expansion components was fully impaired. As a result, during the quarter ended September 30, 2006, the Company recorded a goodwill impairment charge of $6,895,000. This impairment charge is included in the consolidated statements of operations under the caption “Asset impairment.”

The Company evaluated goodwill for impairment as of December 31, 2005 and determined its recorded goodwill was not impaired as of December 31, 2005.

(9)  Intangible Assets

Intangible assets consist of the following at December 31, 2006 and 2005 (amounts in thousands):

		December 31, 2006			December 31, 2005
	Average	Gross		Net	Gross		Net
	Life	Intangible	Accumulated	Intangible	Intangible	Accumulated	Intangible
	(Years)	Assets	Amortization	Assets	Assets	Amortization	Assets

Amortized intangible assets:
License fees	7	$934	$(571)	$363	$1,947	$(743)	$1,204
Patents and trademarks	5	3,134	(1,371)	1,763	2,018	(968)	1,050
Trade names	10	429	(168)	261	378	(126)	252
Customer intangibles	5	813	(105)	708	662	(448)	214

Total		$5,310	$(2,215)	$3,095	$5,005	$(2,285)	$2,720

During 2006, the Company acquired substantially all of the assets of Think Outside, Inc. The intangible assets consisted of a customer list having a value of $780,000 and patents and trademarks having a value of $670,000.

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

As discussed in Note 7 above, during the year ended December 31, 2006, the Company determined that license fees with a gross value of $1,013,000 and customer intangibles of $629,000 were impaired. Accordingly, the Company recorded an impairment charge of $690,000 which was net of accumulated amortization of $359,000 related to license fees and $594,000 related to customer intangibles.

Aggregate amortization expense for identifiable intangible assets totaled $883,000, $933,000 and $1,098,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Estimated amortization expense for each of the five succeeding years ended December 31 is as follows (amounts in thousands):

Amortization
Year	Expense

2007	$647
2008	489
2009	356
2010	316
2011	203

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)  Line of Credit

In July 2006, the Company entered into a $10,000,000 line of credit with a bank, bearing interest at prime or LIBOR plus 2%, interest only payments due monthly, with final payment of interest and principal due on July 28, 2008. In addition, we pay a quarterly facility fee of 12.5 basis points on any unused portion of the revolving loan commitment. The line of credit was secured by all assets of the Company. The Company had no outstanding balance against the line of credit at December 31, 2006. The line of credit will be subject to financial covenants beginning on March 31, 2007.

In October 2002, the Company entered into a $10,000,000 line of credit with a bank, which expired in July 2006. The line bore interest at prime (7.25% at December 31, 2005), interest only payments were due monthly, with final payment of interest and principal due on July 31, 2006. The line of credit was secured by all assets of the Company. The Company had no outstanding balance against the line of credit at December 31, 2005.

(11)  Litigation Settlement Liability

On February 15, 2006, without admitting any liability, and in order to avoid the risk, cost and burden of further litigation, the Company entered into a compromise settlement agreement and release regarding the litigation entitled Holmes Lundt, et al. vs. Mobility Electronics, Inc., et al. and Jason Carnahan, et al. vs. Mobility Electronics, Inc., et al., filed in the District Court of the Fourth Judicial District of the State of Idaho, in and for the County of Ada, Case No. CV OC 0302562D, and Jess Asla, et al. vs. Mobility Electronics, Inc., et al., filed in the United States District Court for the District of Idaho, Case No. CV-050342-S-BLW. This litigation initially was commenced on April 2, 2003, by Holmes Lundt, former President and CEO of Mobility Idaho, Inc. (formerly Portsmith, Inc.), the Company’s wholly-owned subsidiary, and his wife. Subsequently, additional plaintiffs were added to the Lundt complaint, the Carnahan complaint was filed and later joined with the Lundt complaint, the Asla complaint was filed, and several of the Company’s officers and directors were added as defendants. The claims asserted in this litigation arose substantially out of the transactions surrounding the Company’s acquisition of Portsmith in February 2002 and the plaintiffs were seeking monetary damages. Among other things, the plaintiffs disputed that the Company appropriately calculated and paid the earn-out consideration called for by the Portsmith merger agreement. In addition, the plaintiffs asserted claims for breach of contract, breach of an alleged covenant of good faith and fair dealing, unjust enrichment, declaratory judgment, breach of fiduciary duty, constructive trust, conversion, and interference with prospective economic advantage. The Lundt plaintiffs also asserted claims for breach of Mr. Lundt’s employment agreement, and wrongful termination of Mr. Lundt. The parties to the settlement agreement included all of the plaintiffs and defendants in this litigation. Pursuant to the terms of the settlement agreement, the Company paid the plaintiffs the aggregate sum of $3,000,000, released one plaintiff from the repayment of a $484,000 obligation, and issued 82,538 shares of the Company’s common stock, valued at $9.68 per share, which was the market value of the Company’s common stock on the settlement date, to one plaintiff that were earned pursuant to the earn-out provisions of the Portsmith merger agreement but not previously issued. As the underlying litigation existed at December 31, 2005 and as the settlement amount was both probable and estimable prior to the issuance of these financial statements, the Company recorded other expense of $4,284,000 in connection with this settlement for the year ended December 31, 2005. The Company recorded a current liability at December 31, 2005 in the amount of $3,000,000 representing the cash to be paid and wrote-off the $484,000 note receivable, and recorded a non-current liability in the amount of $799,000 representing the value of the 82,538 shares of common stock to be issued. In addition, pursuant to the terms of the settlement agreement, the plaintiffs and defendants in the litigation mutually agreed to release each other and their affiliates from any and all claims that they may have against the other, including without limitation, any and all claims relating to the Portsmith merger agreement, and also agreed to be responsible for their own respective attorneys’ fees and costs.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)  Long-Term Debt and Other Non-current Liabilities

Long-term debt and other non-current liabilities consist of the following (amounts in thousands):

	December 31,
	2006	2005

Estimate of Invision earn-out	$—	$412
Liability for license fee	25	50

	25	462
Less current portion	25	437

Long-term debt, less current portion	$—	$25

In connection with its acquisition of certain assets of Invision Software and Invision Wireless, the Company recorded a liability of $847,000, which represented the excess of the fair value of assets acquired over the initial consideration paid for those assets. This liability was reduced by earn-out payments when the contingent consideration was earned, which earn-out period expired on December 1, 2006. The Company made actual earn-out payments of $338,000 and $304,000 during the years ended December 31, 2006 and 2005, respectively. The remaining estimate of Invision earn-out liability of $72,000 was recorded as other income as of December 31, 2006.

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

(13)  Lease Commitments

The Company has entered into various non-cancelable operating lease agreements for its office facilities and office equipment, which expire in 2009. Existing facility leases require monthly rents plus payment of property taxes, normal maintenance and insurance on facilities. Rental expense for the operating leases was $982,000, $885,000 and $875,000 during the years ended 2006, 2005, and 2004, respectively.

A summary of the minimum future lease payments for the years ending after December 31 follows (amounts in thousands):

2007	942
2008	490
2009	19

$1,451

(14)  Income Taxes

The provision for income taxes includes income taxes currently payable and those deferred due to temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. The Company recorded no provision for income taxes for the year ended December 31, 2006. The Company recorded a provision for income tax of $285,000 for the year ended December 31, 2005, and it recorded no provision for income tax for the year ended December 31, 2004.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes differed from the amounts computed by applying the statutory U.S. federal income tax rate of 34% in 2006, 2005 and 2004 to income (loss) before income taxes as a result of the following:

	Years Ended December 31,
	2006	2005	2004

Federal statutory rate	$(5,726)	$1,799	$(748)
Meals, entertainment and other non-deductible expenses	35	36	21
State income taxes	—	93	—
Foreign rate differential	18	14	13
Gain on sale of assets of Texas subsidiary	399	143	246
Reduction of net operating loss due to Section 382 limitation	—	18,678	—
Change in deferred tax valuation allowance	5,302	(21,934)	468
Nondeductible litigation settlement expense	—	1,456	—
Adjustment to deferred taxes	(2,372)	—	—
Non-deductible goodwill impairment	2,344	—	—

Income tax provision	$—	$285	$—

With the exception of 2005, the Company has generated net operating losses for both financial and income tax reporting purposes since inception. At December 31, 2006, the Company had net operating loss carryforwards for federal income tax purposes of approximately $87,904,000 and approximately $5,624,000 for foreign income tax purposes which, subject to possible annual limitations, are available to offset future taxable income, if any. The federal net operating loss carry forwards expire between 2011 and 2024.

In 2005, a preliminary Section 382 assessment was performed on the net operating losses of iGo which were acquired as part of the iGo acquisition in 2002. Based on this preliminary assessment, the Company has determined that it is doubtful that these net operating losses will be utilized due to the limitations of Section 382. Therefore, the deferred tax asset and the related valuation allowance for these net operating losses was reduced by $18,678,000 in 2005 to reflect the fact that this portion of the net operating losses will never be used.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The temporary differences that give rise to deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows (amounts in thousands):

	December 31,
	2006	2005

Deferred tax assets:
Net operating loss carry forward for federal income taxes	$29,887	$29,192
Net operating loss carry forward for foreign income taxes	1,687	1,551
Net operating loss carry forward for state income taxes	3,022	2,184
Depreciation and amortization	564	149
Intangibles	421	818
Accrued liabilities	1,846	1,042
Reserves	236	135
Bad debts	108	137
Tax credits	415	466
Inventory obsolescence	3,296	560

Total gross deferred tax assets	41,482	36,234

Deferred tax liabilities:
Acquisitions	(171)	(225)

Total gross deferred tax liabilities	(171)	(225)

Net deferred tax assets	41,311	36,009
Less valuation allowance	(41,311)	(36,009)

Net deferred tax assets	$—	$—

The valuation allowance for deferred tax assets as of December 31, 2006 and 2005 was $41,311,000 and $36,009,000, respectively. The change in the total valuation allowance for the year ended December 31, 2006 was an increase of $5,302,000.

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

(15)  Stockholders’ Equity

(a)	Convertible Preferred Stock and Related Warrants

During 2005, all of the remaining shares of Series C preferred stock, which consisted of a total of 270,541 shares, were converted into 276,596 shares of common stock at an average rate of 1-to-1.02238.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Series C preferred stock was convertible into shares of common stock. The initial conversion rate was one for one, but was subject to change if certain events occurred. Generally, the conversion rate was adjustable if the Company issued any non-cash dividends on outstanding securities, split its securities or otherwise effected a change to the number of its outstanding securities. The conversion rate was also adjustable when the Company issued additional securities at a price that was less than the price that the Series C preferred stockholders paid for their shares. Such adjustments were made according to certain formulas that were designed to prevent dilution of the Series C preferred stock. The Series C preferred stock was subject to conversion at any time at the option of the holder, and was subject to automatic conversion upon the occurrence of certain events. At December 31, 2006 and 2005, there were 15,000,000 shares of Series C preferred stock authorized and no shares issued and outstanding for either period.

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

All of the Series E Warrants have been exercised and converted into 216,263 shares of common stock, and no Series E Warrants were outstanding at December 31, 2006 and 2005. As of December 31, 2006 and 2005, there were 41,470 Series F Warrants outstanding and exercisable for 41,470 shares of common stock.

As the closing price of the Company’s common stock was greater than or equal to $2.00 per share for ten consecutive trading days on June 6, 2003, all issued and outstanding shares of Series E and Series F preferred stock automatically converted into 1,594,458 shares of common stock at a conversion rate of 1-to-1. Dividends on Series E and F preferred stock of $20,000 were accrued at June 6, 2003. No shares of Series E and Series F preferred stock were outstanding at December 31, 2006.

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

During 2005, the Company, RadioShack and Motorola entered into several agreements to restructure their existing strategic relationship. The material agreements included a Strategic Partners Investment Agreement among the parties pursuant to which Motorola and RadioShack each purchased 689,656 shares of Mobility’s common stock at a price of $7.25 per share, for a total aggregate issuance by Mobility of 1,379,312 shares of its common stock and total aggregate gross proceeds to Mobility of $10 million; RadioShack and Motorola each received two warrants which provided each with the right to purchase up to an additional 1,190,476 shares of Mobility’s common stock at a price of $8.40 per share upon the achievement of certain performance results by Mobility. In June 2006, Mobility and RadioShack amended the terms of its agreements, resulting in RadioShack’s forfeiture of its warrants to purchase 1,190,476 shares of Mobility’s common stock. Motorola continues to hold its warrants to purchase 1,190,476 shares of Mobility’s common stock and there are two performance targets, each based on Division EBIT,

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as defined in the agreement. When the Division achieves $25 million in EBIT, 595,238 warrants will become exercisable, and these warrants expire on February 15, 2008 but may, under certain circumstances, extend to August 15, 2008. When the Division achieves $50 million in EBIT, the remaining 595,238 warrants will become exercisable, and these warrants expire on February 15, 2010 but may, under certain circumstances, extend to August 15, 2010. In addition, pursuant to the terms of these warrants, if at any time following March 31, 2006 the closing price of the Company’s common stock exceeds $16.80 per share for 20 consecutive trading days, the Company may, at its option, notify and require that Motorola exercise, or lose, these warrants within 180 days. When it becomes probable that each of the performance targets of the Division will be met, or when the Company notifies and requires that Motorola exercise, or lose, the warrants, the fair value of the warrants will be measured and a corresponding charge will be recorded to sales and marketing expense.

In February 2006, the Company issued 82,538 shares of common stock valued at $9.68 per share to former stockholders of Portsmith in connection with the settlement of a lawsuit. The Company had recorded a non-current liability in the amount of $799,000 related to this issuance at December 31, 2005.

In May 2006, the Company issued 362,740 shares of common stock, valued at $6.89 per share, or $2,500,000, for the acquisition of the assets of Think Outside, Inc.

In August 2006, the Company issued 15,000 shares of common stock valued at $11.36 per share, or $170,000 in aggregate, to Invision Software as earn-out consideration.

(c)	Stockholder Notes and Stock Subscription

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

During 2003, in connection with its acquisition of Portsmith, the Company recorded various promissory notes it had acquired in the principal sum of $203,000. During 2003, several promissory notes, in the principal sum of $161,000, were repaid. During 2004, two promissory notes, in the principal sum of $29,000, were repaid. During 2005, one promissory note, in the principal sum of $10,000, was repaid. Two promissory notes, in the principal sum of $4,000 remain outstanding at December 31, 2006 and 2005, respectively.

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

(16)  Employee Benefit Plans

(a)	Retirement Plan

The Company has a defined contribution 401(k) plan for all employees. Under the 401(k) plan, employees are permitted to make contributions to the plan in accordance with IRS regulations. The Company may make discretionary contributions as approved by the Board of Directors. The Company contributed $299,000, $270,000 and $214,000 during 2006, 2005 and 2004, respectively.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Stock Options

In 1995, the Board granted stock options to employees to purchase 132,198 shares of common stock. Later in 1996, the Company adopted an Incentive Stock Option Plan (the “1996 Plan”) pursuant to the Internal Revenue Code. During 2002, the 1996 Plan was amended to increase the aggregate number of shares of common stock for which options may be granted or for which stock grants may be made to 3,000,000. During 2002, in connection with its acquisition of Cutting Edge Software, the Company’s Board of Directors authorized the issuance of options to purchase 150,000 shares of common stock to certain Cutting Edge Software employees (the “CES Options”). During 2004, the Company adopted the Mobility Electronics, Inc. Omnibus Long-Term Incentive Plan (the “2004 Omnibus Plan”) and the Mobility Electronics, Inc. Non-Employee Directors Plan (the “2004 Directors Plan”). Under the 2004 Omnibus Plan, the Company may grant up to 2,350,000 stock options, stock appreciation rights, restricted stock awards, performance awards, and other stock awards. Under the 2004 Directors Plan, the Company may grant up to 400,000 stock options, stock appreciation rights, restricted stock awards, performance awards, and other stock awards. The options under the 1996 Plan, the CES Options, and the 2004 Omnibus Plan were granted at the fair market value of the Company’s stock at the date of grant as determined by the Company’s Board of Directors. Options become exercisable over varying periods up to 3.5 years and expire at the earlier of termination of employment or up to six years after the date of grant. There were 185,368, 1,301,141 and 198,778 shares available for grant under the 1996 Plan, the 2004 Omnibus Plan and the 2004 Directors Plan, respectively, as of December 31, 2006.

The Company did not grant any stock options during the years ended December 31, 2006 or 2005, respectively. The per share weighted average fair value of stock options granted under the 1996 Plan, the CES Options, and the 2004 Omnibus Plan for the year ended December 31, 2004 was $4.24, based on the date of grant using the Black-Scholes method with the following weighted average assumptions: expected life of 3 years, risk-free interest rate of 3.25%, dividend yield of 0% and volatility of 80%.

The following table summarizes information regarding stock option activity for the years ended December 31, 2004, 2005 and 2006:

		Weighted Average
		Exercise Price
	Number	per Share

Outstanding, December 31, 2003	2,349,088	3.03
Granted	419,000	7.93
Canceled	(232,271)	5.15
Exercised	(593,658)	2.13

Outstanding, December 31, 2004	1,942,159	4.11
Granted	—	—
Canceled	(135,458)	2.53
Exercised	(623,955)	2.90

Outstanding, December 31, 2005	1,182,746	4.92
Granted	—	—
Canceled	(112,049)	7.52
Exercised	(362,619)	1.82

Outstanding, December 31, 2006	708,078	$6.10

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about the stock options outstanding at December 31, 2006:

		Weighted	Weighted		Weighted
		Average	Average		Average	Aggregate
	Options	Remaining	Exercise	Options	Exercise	Intrinsic
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price	Value

$0.79 - $ 1.28	130,981	1.87	$1.04	130,981	$1.04
$1.29 - $ 3.15	121,384	1.35	2.18	121,384	2.18
$3.16 - $ 8.82	219,213	3.30	7.69	219,213	7.69
$8.83 - $11.95	236,500	2.98	9.43	236,500	9.43

$0.79 - $11.95	708,078	$2.60	$6.10	708,078	$6.10	$443,970

As of December 31, 2006, there were no outstanding non-vested stock options, and no unrecognized compensation expense relating to non-vested stock options.

Cash received from option exercises during the years ended December 31, 2006, 2005 and 2004 totaled $606,000, $1,828,000 and $1,470,000, respectively.

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

As of December 31, 2006, there was $5,123,000 of total unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted average period of three years.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information regarding restricted stock unit activity under the 2004 Directors Plan and the 2004 Omnibus Plan for the years ended December 31, 2004, 2005 and 2006, respectively:

	2004 Directors Plan		2004 Omnibus Plan
		Weighted		Weighted
		Average		Average
		Value per		Value per
	Number	Share	Number	Share

Outstanding, January 1, 2004	—	—	—	—
Granted	82,200	8.48	—	—
Canceled	—	—	—	—
Released to common stock	—	—	—	—
Released for settlement of taxes	—	—	—	—

Outstanding, December 31, 2004	82,200	8.48	—	—
Granted	59,700	8.54	894,448	7.51
Canceled	—	—	(119,422)	7.35
Released to common stock	—	—	(6,006)	7.33
Released for settlement of taxes	—	—	(2,103)	7.33

Outstanding, December 31, 2005	141,900	8.51	766,917	$7.53
Granted	37,200	7.15	394,364	7.20
Canceled	—	—	(213,094)	7.69
Released to common stock	(14,700)	8.54	(25,688)	7.51
Released for settlement of taxes	—	—	(8,335)	7.47

Outstanding, December 31, 2006	164,400	$8.20	914,164	$7.36

As of December 31, 2006, all outstanding restricted stock units were non-vested.

(c)	Employee Stock Purchase Plan

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

(17)  Discontinued Operations

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

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The results of operations from the handheld software product line have been presented in the statements of operations as discontinued operations. Following is a summary of the discontinued operations related to the Company’s Texas subsidiary that were sold in 2004 (amounts in thousands):

Year Ended
December 31,
2004

Revenue	$1,063
Cost of Revenue	319

Gross profit	744
Selling, general and administrative expenses	1,210

Total discontinued operations	$(466)

(18)  Net Income (Loss) per Share

The computation of basic and diluted net income (loss) per share (EPS) follows (in thousands, except per share amounts):

	Years Ended December 31,
	2006	2005	2004

Basic net income (loss) per share computation:
Numerator:
Income (loss) from continuing operations	$(16,842)	$5,007	$(1,734)
Discontinued operations	—	—	(466)

Net income (loss)	$(16,842)	$5,007	$(2,200)

Denominator:
Weighted average number of common shares outstanding	31,392	30,004	28,027

Basic net income (loss) per share:
Continuing operations	$(0.54)	$0.17	$(0.06)
Discontinued operations	$—	$—	$(0.02)
Net income (loss) per share	$(0.54)	$0.17	$(0.08)
Diluted net income (loss) per share computation:
Numerator:
Income (loss) from continuing operations	$(16,842)	$5,007	$(1,734)
Discontinued operations	—	—	(466)

Net income (loss)	$(16,842)	$5,007	$(2,200)

Denominator:
Weighted average number of common shares outstanding	31,392	30,004	28,027
Effect of dilutive stock options, warrants, and restricted stock units	—	1,894	—
Effect of common shares issuable upon conversion of preferred shares	—	105	—

	31,392	32,003	28,027

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2006	2005	2004

Stock options not included in dilutive net income (loss) per share since anti-dilutive	412	53	97
Warrants not included in dilutive net income (loss) per share since anti-dilutive	1,195	—	—
Convertible preferred stock not included in dilutive net income (loss) per share since anti-dilutive	—	—	271
Diluted net income (loss) per share:
Continuing operations	$(0.54)	$0.16	$(0.06)
Discontinued operations	$—	$—	$(0.02)
Net income (loss) per share	$(0.54)	$0.16	$(0.08)

(19)  Business Segments, Concentration of Credit Risk and Significant Customers

The Company is engaged in the business of selling accessories for computers and mobile electronic devices. Effective March 31, 2005, the Company formed a separate division, specifically for the purpose of developing, marketing and selling its power products for low-power mobile electronic devices, which the Company has named the “Low-Power Group” (formerly known as the “itip Division”). In conjunction with the formation of the Low-Power Group, the Company’s chief operating decision maker (“CODM”) began separately evaluating the operating results of the Low-Power Group, the High-Power Group and the Connectivity Group. The CODM continues to evaluate revenues and gross profits based on products lines, routes to market and geographies. Prior to April 1, 2005, the CODM only evaluated operating results for the Company taken as a whole. As a result, effective April 1, 2005, in accordance with FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has determined it has three reporting segments, consisting of the High-Power Group, Low-Power Group, and Connectivity Group.

The following tables summarize the Company’s revenue, operating results and assets by business segment (amounts in thousands):

	Years Ended December 31,
	2006	2005	2004

Revenue:
High-Power Group	$57,146	$63,118	$53,324
Low-Power Group	17,075	4,024	—
Connectivity Group	18,243	18,359	16,889

	$92,464	$85,501	$70,213

	Years Ended December 31,
	2006	2005	2004

Operating income (loss):
High-Power Group	$11,831	$12,676	$7,246
Low-Power Group	(3,816)	(2,472)	—
Connectivity Group	(12,178)	1,235	1,892
Corporate	(13,761)	(14,303)	(10,836)

	$(17,924)	$(2,864)	$(1,698)

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Connectivity Group operating loss for 2006 includes an $8,073,000 asset impairment charge (see Notes 7 and 8) and a $3,535,000 inventory impairment charge, which was based on the estimated fair value of expansion, docking and handheld cradle inventory as indicated by the terms of the transactions entered into during the first quarter of 2007 (see Note 23).

The Company’s corporate function supports its various business segments and, as a result, the Company attributes the aggregate amount of its general and administrative expense to corporate as opposed to allocating it to individual business segments.

	December 31,
	2006	2005

Assets:
High-Power Group	$26,253	$33,193
Low-Power Group	13,362	287
Connectivity Group	4,220	14,961
Corporate	22,029	35,469

	$65,864	$83,910

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

The following tables summarize the Company’s revenues by product line, as well as its revenues by geography and the percentages of revenue by route to market (amounts in thousands):

	Revenue by Product Line
	Years Ended December 31,
	2006	2005	2004

High-power mobile electronic power products	$55,109	$53,917	$44,130
Low-power mobile electronic power products	15,056	10,233	4,813
Foldable keyboard products	2,106	—	—
Accessories and other products	1,917	2,901	4,015
Handheld products	12,412	12,171	10,453
Expansion and docking products	5,864	6,279	6,802

Total revenues	$92,464	$85,501	$70,213

	Revenue by Geography
	Years Ended December 31,
	2006	2005	2004

North America	$77,724	$73,142	$57,646
Europe	5,715	5,986	7,874
Asia Pacific	8,947	6,353	4,534
All other	78	20	159

	$92,464	$85,501	$70,213

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	% of Revenue by Route to Market
	Years Ended December 31,
	2006	2005	2004

OEM and private-label-resellers	62%	63%	61%
Retailers and distributors	31%	27%	27%
Other	7%	10%	12%

	100%	100%	100%

The following table summarizes the Company’s profit margins by product lines. Profit margins, as indicated below, are computed on the basis of direct product cost only, which does not include overhead cost that is factored into consolidated gross profit margin:

	Years Ended December 31,
	2006	2005	2004

High-power mobile electronic power products	38%	36%	38%
Low-power mobile electronic power products	44%	40%	40%
Foldable keyboard products	45%	—	—
Accessories and other products	37%	68%	52%
Handheld products	37%	36%	34%
Expansion and docking products	59%	60%	59%

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

Three customers accounted for 25%, 17% and 17% of net sales for the year ended December 31, 2006. Three customers accounted for 27%, 18%, and 13% of net sales for the year ended December 31, 2005. Three customers accounted for 24%, 18%, and 10% of net sales for the year ended December 31, 2004.

Three customers’ accounts receivable balances accounted for 37%, 17% and 16% of net accounts receivable at December 31, 2006. Three customers’ accounts receivable balances accounted for 43%, 23% and 14% of net accounts receivable at December 31, 2005.

Allowance for doubtful accounts was $286,000 and $316,000 at December 31, 2006 and December 31, 2005, respectively. Allowance for sales returns was $350,000 and $231,000 at December 31, 2006 and December 31, 2005, respectively.

Export sales were approximately 16%, 15% and 18% of the Company’s net sales for the year ended December 31, 2006, 2005 and 2004, respectively. The principal international markets served by the Company were Europe and Asia Pacific.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(20)  Contingencies

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

(21)  Related Party Transactions

During 2002, the Company sold 200,000 shares of common stock to four executives at a purchase price of $1.40 per share. Each investor executed and delivered to the Company a three-year promissory note, in the original principal amount of $70,000 each (or $280,000 in total) and bearing interest at a rate of 6% per annum. Each promissory note was secured by the shares of common stock issued. During 2003, one promissory note was paid in full. During 2004, an additional promissory note was paid in full. During 2005, the remaining two promissory notes were paid in full.

(22)  Supplemental Financial Information

A summary of additions and deductions related to the allowances for accounts receivable for the years ended December 31, 2006, 2005 and 2004 follows (amounts in thousands):

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Year	Expenses	Utilization	Year

Allowance for doubtful accounts:
Year ended December 31, 2006	$316	$100	$(130)	$286

Year ended December 31, 2005	$311	$—	$(5)	$316

Year ended December 31, 2004	$424	$(122)	$(9)	$311

Allowance for sales returns:
Year ended December 31, 2006	$231	$636	$517	$350

Year ended December 31, 2005	$183	$434	$386	$231

Year ended December 31, 2004	$124	$480	$421	$183

(23)  Subsequent Events

In the first quarter of 2007 the Company sold, or entered into agreements to sell, substantially all of the assets of its handheld connectivity and expansion and docking businesses in three separate transactions.

The first transaction, which was completed in February 2007, involved the sale of substantially all of the assets of the Company’s handheld connectivity business to CradlePoint, Inc. for $1.8 million plus potential additional consideration based on future performance. At the closing, the Company received $50,000 in cash and a promissory note for $1.5 million, bearing interest at the rate of 6% annually, to be paid within two years as CradlePoint sells the inventory acquired in the transaction. The Company will also receive (1) a cash payment of $250,000 within the

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

next six months, (2) 5% of CradlePoint’s revenues for five years, with a minimum payment of $300,000 due within three years, and (3) 100% of the first $200,000, and 50% thereafter, of any sales beyond the first $1.8 million of inventory purchased by CradlePoint at the closing.

The second and third transactions, which were executed in February 2007 and are expected to close in March 2007, involve the sale of substantially all of the assets of the Company’s expansion and docking business. In one transaction, the Company has agreed to sell a portfolio of patents and patents pending relating to its PCI expansion and docking technology to A.H. Cresant Group LLC. In the other transaction, the Company has agreed to sell substantially all of the assets related to its expansion and docking business to Mission Technology Group, Inc., an entity that is owned by Randy Jones, the Company’s Vice President and General Manager, Connectivity. As a result of these two transactions, the Company expects to receive total net proceeds of $4.8 million consisting of $1.0 million in cash, with promissory notes covering the remaining consideration, subject to adjustment (up or down) depending on the value of inventory to be sold at the closing. At the closing, the Company also expects to receive a 15% fully-diluted equity interest in Mission Technology Group. Given the related party nature of this transaction, the Company retained an independent, third party financial advisor to assist the Company in its evaluation. In determining the sales price for these assets and liabilities, the Company evaluated past performance and expected future performance, and received an opinion from its financial advisor that the consideration to be received is fair from a financial point of view. The Company’s Board of Directors approved these transactions following a separate review and recommended approval of the Mission Technology Group transaction by the Company’s Audit Committee.

The Company is currently evaluating the manner in which it intends to account for these transactions. Specifically, the Company is evaluating the provisions of Financial Accounting Standards Board (“FASB”), Interpretation No. 46R, “Consolidation of Variable Interest Entities” and other authoritative literature to determine whether these transactions qualify as divestitures for accounting purposes.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(24)  Quarterly Financial Data (Unaudited)

A summary of the quarterly data for the years ended December 31, 2006 and 2005 follows (amounts in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year ended December 31, 2006:
Net revenue	$22,837	$26,147	$24,170	$19,310

Gross profit	$6,957	$7,566	$6,924	$1,668

Operating expenses	$(8,293)	$(6,577)	$(16,981)	$(9,188)

Gain on disposal of assets	$—	$—	$—	$—

Litigation settlement expense	$(250)	$—	$—	$—

Net income (loss)	$(1,263)	$1,305	$(9,743)	$(7,141)

Net income (loss) per share:
Basic	$(0.04)	$0.04	$(0.31)	$(0.23)

Diluted	$(0.04)	$0.04	$(0.31)	$(0.23)

Year ended December 31, 2005:
Net revenue	$18,358	$20,427	$23,104	$23,612

Gross profit	$5,477	$6,411	$7,425	$6,535

Operating expenses	$(6,442)	$(6,479)	$(7,824)	$(7,967)

Gain on disposal of assets	$—	$11,639	$—	$—

Litigation settlement expense	$—	$—	$—	$(4,284)

Net income (loss)	$(927)	$11,468	$(142)	$(5,392)

Net income (loss) per share:
Basic	$(0.03)	$0.38	$(0.00)	$(0.18)

Diluted	$(0.03)	$0.36	$(0.00)	$(0.18)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Based on their evaluation as of December 31, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective as of the end of the period covered by this report to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment of those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2006.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, issued its report on management’s assessment of, and the effectiveness of, the Company’s internal control over financial reporting as of December 31, 2006. The report is included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Mobility Electronics, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Mobility Electronics, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mobility Electronics, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 15, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Phoenix, Arizona
March 15, 2007

Item 9B.	Other Information

We have a policy governing transactions in our securities by directors, officers, employees and others permits our directors, officers and employees which requires these individuals to enter into trading plans complying with Rule 10b5-l under the Securities Exchange Act of 1934, as amended. We have been advised that certain officers (including Joan W. Brubacher, Executive Vice President and Chief Financial Officer and Darryl S. Baker, Vice President, Chief Accounting Officer and Controller) of the Company entered into a trading plan (each a “Plan” and collectively, the “Plans”) during the fourth quarter of 2006 in accordance with Rule 10b5-l and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.

We anticipate that, as permitted by Rule 10b5-l and our policy governing transactions in our securities, some or all of our directors, officers and employees may establish trading plans in the future. We intend to disclose the names of executive officers and directors who establish a trading plan in compliance with Rule 10b5-l and the requirements of our policy governing transactions in our securities in our future quarterly and annual reports on Form 10-Q and 10-K filed with the Securities and Exchange Commission. However, we undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan, other than in such quarterly and annual reports.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information required by this Item 10 is incorporated by reference to the material under the captions “Election of Directors,” “Executive Officers of the Company,” “Executive Compensation,” other than the material under the caption “Compensation Committee Report,” “Principal Stockholders,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership and Reporting Compliance” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference to the material under the captions “Executive Compensation,” other than the material under the caption “Compensation Committee Report,” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), and meets the requirements of the SEC rules promulgated under Section 406 of the Sarbanes-Oxley Act of 2002. Our Code of Business Conduct and Ethics is available on our website at www.mobilityelectronics.com and copies are available to stockholders without charge upon written request to our Secretary at the Company’s principal address. Any substantive amendment to the Policy on Business Conduct or any waiver of the Policy granted to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, will be posted on our website at www.mobilityelectronics.com within five business days (and retained on the Web site for at least one year).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to the material under the caption “Principal Stockholders” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the material under the captions “Corporate Governance — Director Independence”, and “Certain Relationships and Related Transactions” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to the material under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) (2) Financial Statements.

See the Index to Consolidated Financial Statements and Financial Statement Schedule in Part II, Item 8.

(3) Exhibits.

The Exhibit Index and required Exhibits immediately following the Signatures to this Form 10-K are filed as part of, or hereby incorporated by reference into, this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2007.

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 15, 2007.

Signatures	Title

/s/ Charles R. Mollo Charles R. Mollo	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ Joan W. Brubacher Joan W. Brubacher	Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)

/s/ Darryl S. Baker Darryl S. Baker	Vice President, Chief Accounting Officer and Controller

/s/ William O. Hunt William O. Hunt	Director

/s/ Jerre L. Stead Jerre L. Stead	Director

/s/ Jeffrey R. Harris Jeffrey R. Harris	Director

/s/ Larry M. Carr Larry M. Carr	Director

/s/ Robert W. Shaner Robert W. Shaner	Director

EXHIBIT INDEX

Exhibit
Number	Description of Document

2.1	Agreement and Plan of Merger dated as of February 20, 2002, by and among Portsmith, Inc., certain holders of the outstanding capital stock of Portsmith, Mobility Electronics, Inc. and Mobility Europe Holdings, Inc.(1)%
2.2	Agreement and Plan of Merger dated March 23, 2002, by and among Mobility Electronics, Inc., iGo Corporation and IGOC Acquisition(1)%
3.1	Certificate of Incorporation of the Company(2)
3.2	Articles of Amendment to the Certificate of Incorporation of the Company dated as of June 17, 1997(3)
3.3	Articles of Amendment to the Certificate of Incorporation of the Company dated as of September 10, 1997(2)
3.4	Articles of Amendment to the Certificate of Incorporation of the Company dated as of July 20, 1998(2)
3.5	Articles of Amendment to the Certificate of Incorporation of the Company dated as of February 3, 2000(2)
3.6	Articles of Amendment to the Certificate of Incorporation of the Company dated as of March 31, 2000(3)
3.7	Certificate of Designations, Preferences, Rights and Limitations of Series C Preferred Stock(2)
3.8	Certificate of the Designations, Preferences, Rights and Limitations of Series D Preferred Stock(4)
3.9	Certificate of the Designations, Preferences, Rights and Limitations of Series E Preferred Stock of Mobility Electronics, Inc.(5)
3.10	Certificate of the Designations, Preferences, Rights and Limitations of Series F Preferred Stock of Mobility Electronics, Inc.(5)
3.11	Certificate of Designations, Preferences, Rights and Limitations of Series G Junior Participating Preferred Stock of Mobility Electronics, Inc.(6)
3.12	Amended and Restated Bylaws of the Company(14)
4.1	Specimen of Common Stock Certificate(7)
4.2	Form of Warrant to Purchase Shares of common stock of the Company used with the Series C Preferred Stock Private Placements(3)**
4.3	Form of Series C Preferred Stock Purchase Agreement used in 1998 and 1999 Private Placements(2)**
4.4	Form of Series C Preferred Stock and Warrant Purchase Agreement used in 1999 and 2000 Private Placements(2)**
4.5	Form of Warrant to Purchase common stock of the Company issued to certain holders in connection with the Contribution and Indemnification Agreement by and among Janice L. Breeze, Jeffrey S. Doss, Charles S. Mollo, Cameron Wilson, the Company and certain Stockholders of the Company, dated November 2, 1999(4)**
4.6	Form of Series F Preferred Stock and Warrant Purchase Agreement(5)**
4.7	Form of Warrant issued to purchasers of Series F Stock(5)
4.8	Rights Agreement between the Company and Computershare Trust Company, dated June 11, 2003(6)
4.9	Amendment No. 1 to Rights Agreement dated as of August 4, 2006, by and between Mobility Electronics, Inc. and Computershare Trust Company, Inc.(21)
4.10	Amendment No. 2 to Rights Agreement dated as of October 11, 2006, by and between Mobility Electronics, Inc. and Computershare Trust Company.(22)
4.11	Form of Warrant to Purchase Common Stock of the Company issued to Silicon Valley Bank on September 3, 2003.(8)
4.12	$25 Million Threshold Warrant to Purchase Shares of Common Stock issued to Motorola, Inc., dated as of March 31, 2005.(15)
4.13	$50 Million Threshold Warrant to Purchase Shares of Common Stock issued to Motorola, Inc., dated as of March 31, 2005.(15)

Exhibit
Number	Description of Document

4.14	Strategic Partners Investment Agreement by and among Mobility Electronics, Inc., RadioShack Corporation and Motorola, Inc., dated as of March 31, 2005.(15)
10.1	Charles R. Mollo Option Agreement dated December 1, 1999.(2)+
10.2	William O. Hunt Non-qualified Stock Option Agreement dated December 8, 1999.(4)+
10.3	Amended and Restated 1996 Long Term Incentive Plan, as amended on January 13, 2000.(2)+
10.4	Employee Stock Purchase Plan.(9)+
10.5	Form of Indemnity Agreement executed between the Company and certain officers and directors.(11)**
10.6	Form of Indemnity Agreement executed between the Company and its officers and directors.(4)**
10.7	Standard Multi-Tenant Office Lease by and between Mobility Electronics, Inc. and I.S. Capital, LLC, dated July 17, 2002.(13)
10.8	Amendment to Lease Agreement by and between Mobility Electronics, Inc. and I.S. Capital, LLC, dated February 1, 2003.(13)
10.9	Second Amendment to Lease Agreement by and between Mobility Electronics, Inc. and I.S. Capital, LLC, dated January 15, 2004.(13)
10.10	Third Amendment to Lease Agreement by and between the Company and Mountain Valley Community Church, effective as of October 6, 2004.(12)
10.11	Amended and Restated Employment Agreement by and between the Company and Charles R. Mollo dated April 14, 2004.(10)+
10.12	Employment Agreement by and between the Company and Joan W. Brubacher dated April 14, 2004.(10)+
10.13	Employment Agreement, dated July 17, 2006, by and between Mobility Electronics, Inc. and Jonathan Downer. (19)+
10.14	Mobility Electronics, Inc. Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement, dated July 17, 2006, by and between Mobility Electronics, Inc. and Jonathan Downer.(19)+
10.15	Form Change In Control Agreement executed between the Company and certain officers.*+
10.16	Form of Amended and Restated 2005 Mobility Electronics, Inc. Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement.(17)+
10.17	Form of 2007 Mobility Electronics, Inc. Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement.(23)+
10.18	Amended and Restated Form of Mobility Electronics, Inc. Non-Employee Director Long-Term Incentive Plan Restricted Stock Unit Award Agreement (Annual Committee Grants).(17)+
10.19	Amended and Restated Form of Mobility Electronics, Inc. Non-Employee Director Long-Term Incentive Plan Restricted Stock Unit Award Agreement (Election / Re-Election Committee Grants).(17)+
10.20	Sales Representative Agreement by and between Mobility Electronics, Inc. and Motorola, Inc., dated as of March 31, 2005.(15)#
10.21	Mobility Electronics, Inc. 2006 Executive Bonus Plan.(18)+
10.22	Mobility Electronics, Inc. 2007 Executive Bonus Plan.(24)+
10.23	Patent Purchase Agreement between Mobility Electronics, Inc. and Tao Logic Systems LLC dated.(16) %
10.24	Asset Purchase Agreement dated as of February 21, 2007 by and between Mobility California, Inc. and Mission Technology Group, Inc.(25)%
10.25	Credit Agreement dated as of July 27, 2006, between Mobility Electronics, Inc. and JPMorgan Chase Bank, N.A.(20)
10.26	Form of Pledge and Security Agreement dated as of July 27, 2006, between JPMorgan Chase Bank, N.A. and each of Mobility California, Inc., Mobility Idaho, Inc., Mobility Texas, Inc. and iGo Direct Corporation. (20)
10.27	Form of Continuing Guarantee dated July 27, 2006 by each of Mobility California, Inc., Mobility Idaho, Inc., Mobility Texas, Inc. and iGo Direct Corporation in favor of JPMorgan Chase Bank, N.A.(20)

Exhibit
Number	Description of Document

10.28	Modification Agreement dated as of February 26, 2007 by and between Mobility Electronics, Inc. and JPMorgan Chase Bank, N.A.*%
21.1	Subsidiaries.
• iGo Direct Corporation (Delaware)
• Mobility 2001 Limited (United Kingdom)
• Mobility Electronics Singapore Pte Ltd (Singapore)
• Mobility Assets, Inc. (Delaware)
• Mobility California, Inc. (Delaware)
• Mobility Idaho, Inc. (Delaware)
• Mobility Texas, Inc. (Texas)
23.1	Consent of KPMG LLP.*
24.1	Power of Attorney (included on page 73 of this Annual Report on Form 10-K)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

**	Each of these agreements is identical in all material respects except for the Purchasers.

%	Schedules and similar attachments have been omitted from these agreements. The registrant will furnish supplementally a copy of any omitted schedule or attachment to the Commission upon request.

+	Management or compensatory plan or agreement.

#	Portions of these exhibits have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

(1)	Previously filed as an exhibit to Form 10-K for the year ended December 31, 2001.

(2)	Previously filed as an exhibit to Registration Statement No. 333-30264 dated February 11, 2000.

(3)	Previously filed as an exhibit to Amendment No. 2 to Registration Statement No. 333-30264 on Form S-1 dated May 4, 2000.

(4)	Previously filed as an exhibit to Amendment No. 1 to Registration Statement No. 333-30264 on Form S-1 dated March 28, 2000.

(5)	Previously filed as an exhibit to Current Report on Form 8-K filed on January 14, 2003.

(6)	Previously filed as an exhibit to Current Report on Form 8-K filed on June 19, 2003.

(7)	Previously filed as an exhibit to Amendment No. 3 to Registration Statement No. 333-30264 on Form S-1 dated May 18, 2000.

(8)	Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2003.

(9)	Previously filed as an exhibit to Registration Statement No. 333-69336 on Form S-8 filed on September 13, 2001.

(10)	Previously filed as an exhibit to Form 10-Q for the quarter ended March 31, 2004.

(11)	Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2001.

(12)	Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2004.

(13)	Previously filed as an exhibit to Form 10-K for the period ended December 31, 2003.

(14)	Previously filed as an exhibit to Registration Statement No. 333-116182 dated June 4, 2004.

(15)	Previously filed as an exhibit to Current Report on Form 8-K dated April 5, 2005.

(16)	Previously filed as an exhibit to Form 10-Q for the period ended March 31, 2005.

(17)	Previously filed as an exhibit to Form 10-K for the period ended December 31, 2005.

(18)	Previously filed as an exhibit to Form 10-Q for the period ended March 31, 2006.

(19)	Previously filed as an exhibit to Current Report on Form 8-K dated July 18, 2006.

(20)	Previously filed as an exhibit to Current Report on Form 8-K dated July 28, 2006.

(21)	Previously filed as an exhibit to Current Report on Form 8-K dated August 4, 2006.

(22)	Previously filed as an exhibit to Current Report on Form 8-K dated October 12, 2006.

(23)	Previously filed as an exhibit to Current Report on Form 8-K dated January 5, 2007.

(24)	Previously filed as an exhibit to Current Report on Form 8-K dated January 24, 2007.

(25)	Previously filed as an exhibit to Current Report on Form 8-K dated February 22, 2007.

All other schedules and exhibits are omitted because they are not applicable or because the required information is contained in the Financial Statements or Notes thereto.