Form 10-Q
period 2007-03-31
MOBILITY ELECTRONICS INC
filed 2007-05-09
CIK 1075656

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
YES ☐      NO ☑
At May 7, 2007, there were 31,821,429 shares of the Registrant’s Common Stock outstanding.

MOBILITY ELECTRONICS, INC.
FORM 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS:
MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,014	$9,201
Short-term investments	5,913	8,142
Accounts receivable, net	17,394	20,855
Inventories	9,078	12,350
Prepaid expenses and other current assets	549	406

Total current assets	46,948	50,954
Property and equipment, net	2,761	2,980
Goodwill	3,912	3,912
Intangible assets, net	3,040	3,095
Long-term investments	2,352	4,636
Notes receivable and other assets	1,559	287

Total assets	$60,572	$65,864

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,769	$12,010
Accrued expenses and other current liabilities	2,470	3,067
Deferred revenue	1,403	1,357
Current portion of non-current liabilities	—	25

Total current liabilities	12,642	16,459
Non-current liabilities, less current portion	—	—

Total liabilities	12,642	16,459

Stockholders’ equity:
Common stock	318	317
Additional paid-in capital	167,996	167,436
Accumulated deficit	(120,570)	(118,527)
Accumulated other comprehensive income	186	179

Total stockholders’ equity	47,930	49,405

Total liabilities and stockholders’ equity	$60,572	$65,864

See accompanying notes to unaudited condensed consolidated financial statements.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenue	$18,863	$22,837
Cost of revenue	13,457	15,880

Gross profit	5,406	6,957

Operating expenses:
Marketing and sales	2,757	2,029
Research and development	1,677	1,873
General and administrative	3,586	4,391

Total operating expenses	8,020	8,293

Loss from operations	(2,614)	(1,336)

Other income (expense):
Interest income, net	267	303
Litigation settlement expense	—	(250)
Other income, net	304	20

Net loss	$(2,043)	$(1,263)

Basic and diluted net loss per common share	$(0.06)	$(0.04)

Basic and diluted weighted average common shares outstanding	31,740	30,929

See accompanying notes to unaudited condensed consolidated financial statements.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,043)	$(1,263)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for accounts receivable and sales returns and credits	78	37
Depreciation and amortization	517	459
Stock compensation expense	518	518
Changes in operating assets and liabilities:
Accounts receivable	3,383	(347)
Inventories	3,272	(1,714)
Prepaid expenses and other assets	(1,555)	269
Accounts payable	(3,266)	(2,143)
Accrued expenses and other current liabilities	(551)	(2,620)

Net cash provided by (used in) operating activities	353	(6,804)

Cash flows from investing activities:
Purchase of property and equipment	(103)	(469)
Sale of investments	4,516	5,163

Net cash provided by investing activities	4,413	4,694

Cash flows from financing activities:
Payment of non-current liabilities	(25)	(25)
Net proceeds from issuance of common stock, and exercise of options and warrants	67	286

Net cash provided by financing activities	42	261

Effects of exchange rate changes on cash and cash equivalents	5	10

Net increase (decrease) in cash and cash equivalents	4,813	(1,839)
Cash and cash equivalents, beginning of period	9,201	13,637

Cash and cash equivalents, end of period	$14,014	$11,798

See accompanying notes to unaudited condensed consolidated financial statements.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Basis of Presentation
     The accompanying condensed consolidated financial statements include the accounts of Mobility Electronics, Inc. and its wholly-owned subsidiaries, Mobility California, Inc., Mobility Idaho, Inc., Mobility 2001 Limited, Mobility Texas Inc., and iGo Direct Corporation (collectively, “Mobility” or the “Company”). All significant intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.
     The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles, pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying condensed consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2006 included in the Company’s Form 10-K, filed with the SEC. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of results to be expected for the full year or any other period.
     The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make a number of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, sales returns, inventories, warranty obligations, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
(2) Stock-based Compensation
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), requiring all share-based payments to employees, including grants of employee stock options, be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period). Upon adoption, the Company transitioned to SFAS 123R using the modified prospective application.
     Stock-based compensation expense includes compensation expense, recognized over the applicable vesting periods, for new share-based awards and for share-based awards granted prior to, but not yet vested as of, the Company’s adoption of SFAS 123R on January 1, 2006. At March 31, 2007, there was no unrecognized stock-based compensation cost related to non-vested stock options and non-vested stock-based compensation, net of estimated forfeitures, totaled $5.9 million for restricted stock units. This expense for restricted stock units will be recognized over the remaining weighted average vesting period which is approximately four years.
     For the three-months ended March 31, 2007 and 2006, the Company recorded in general and administrative expense pre-tax charges of $0 and $153,000 associated with the expensing of stock options and employee stock purchase plan activity. For the three-months ended March 31, 2007 and 2006, the Company recorded in general and administrative expense pre-tax charges of $518,000 and $365,000 associated with the expensing of restricted stock unit activity.

     The following table summarizes information regarding restricted stock unit activity under the 2004 Directors Plan and the 2004 Omnibus Plan for the three months ended March 31, 2007:

	2004 Directors Plan		2004 Omnibus Plan
		Weighted		Weighted
		Average		Average
		Value per		Value per
	Number	Share	Number	Share
Outstanding, December 31, 2006	164,400	$8.20	914,164	$7.36
Granted	—	—	707,075	3.35
Canceled	—	—	(159,829)	6.33
Released to common stock	—	—	(24,511)	7.62
Released for settlement of taxes	—	—	(9,812)	7.61

Outstanding, March 31, 2007	164,400	$8.20	1,427,087	$5.47

     On January 31, 2006, the Company’s Board of Directors decided to eliminate the Employee Stock Purchase Plan effective April 1, 2006. During the three months ended March 31, 2006, 4,815 shares were issued under the Purchase Plan for net proceeds of $34,000.
(3) Investments
     The Company evaluates its investments in marketable securities in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and has determined that all of its investments in marketable securities should be classified as available-for-sale and reported at fair value. The unrealized gains and losses on available-for-sale securities, net of taxes, are recorded in accumulated other comprehensive income. Realized gains and losses are included in interest income, net.
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
     The Company generated net proceeds of $4,516,000 and $5,163,000 from the sale of available-for-sale marketable securities during the three months ended March 31, 2007 and 2006, respectively.
     As of March 31, 2007 and December 31, 2006 the amortized cost basis, unrealized holding gains, unrealized holding losses, and aggregate fair value by short-term major security type investments were as follows (amounts in thousands):

	March 31, 2007			December 31, 2006
		Net			Net
		Unrealized			Unrealized
		Holding	Aggregate		Holding
	Amortized	Gains	Fair	Amortized	Gains	Aggregate
	Cost	(Losses)	Value	Cost	(Losses)	Fair Value
U.S. corporate securities:
Commercial paper	$—	$—	$—	$3,822	$—	$3,822
Corporate notes and bonds	4,162	(2)	4,160	2,974	1	2,975
Asset backed securities — fixed	649	—	649	645	—	645

	4,811	(2)	4,809	7,441	1	7,442
U.S. government securities	1,102	2	1,104	700	—	700

	$5,913	$—	$5,913	$8,141	$1	$8,142

     As of March 31, 2007 and December 31, 2006 the amortized cost basis, unrealized holding gains, unrealized holding losses, and aggregate fair value by long-term major security type investments were as follows (amounts in thousands):

	March 31, 2007			December 31, 2006
		Net			Net
		Unrealized			Unrealized
		Holding	Aggregate		Holding
	Amortized	Gains	Fair	Amortized	Gains	Aggregate
	Cost	(Losses)	Value	Cost	(Losses)	Fair Value
U.S. corporate securities:
Corporate notes and bonds	$1,156	$(1)	$1,155	$2,344	$(6)	$2,338
U.S. government securities	1,195	2	1,197	2,297	1	2,298

	$2,351	$1	$2,352	$4,641	$(5)	$4,636

(4) Inventories
     Inventories consist of the following (amounts in thousands):

	March 31,	December 31,
	2007	2006
Raw materials	$1,222	$2,160
Finished goods	7,856	10,190

	$9,078	$12,350

     In February 2007, the Company sold substantially all of the assets, which consisted primarily of inventory, of its handheld connectivity business to CradlePoint, Inc. (“CradlePoint”) for $1,800,000 plus potential additional consideration based on future performance. At the closing, the Company received $50,000 in cash and a promissory note for $1,500,000, bearing interest at the rate of 6% annually, to be paid within two years as CradlePoint sells the inventory it acquired in the transaction. The Company will also receive (1) a cash payment of $250,000 within the next six months, (2) 5% of CradlePoint’s revenues for five years, with a minimum payment of $300,000 due within three years, and (3) 100% of the first $200,000, and 50% thereafter, of any sales beyond the first $1,800,000 of inventory purchased by CradlePoint at the closing.
(5) Goodwill
     Goodwill by business segment is as follows (amounts in thousands):

High-Power Group	$3,675
Low-Power Group	237

Reported balance at March 31, 2007	$3,912

(6) Intangible Assets
     Intangible assets consist of the following at March 31, 2007 and December 31, 2006 (amounts in thousands):

		March 31, 2007			December 31, 2006
	Average	Gross		Net	Gross		Net
	Life	Intangible	Accumulated	Intangible	Intangible	Accumulated	Intangible
	(Years)	Assets	Amortization	Assets	Assets	Amortization	Assets
Amortized intangible assets:
License fees	7	$934	$(592)	$342	$934	$(571)	$363
Patents and trademarks	5	3,270	(1,489)	1,781	3,134	(1,371)	1,763
Trade names	10	429	(180)	249	429	(168)	261
Customer list	5	813	(145)	668	813	(105)	708

Total		$5,446	$(2,406)	$3,040	$5,310	$(2,215)	$3,095

     During 2006, the Company acquired substantially all of the assets of Think Outside, Inc. The intangible assets consisted of a customer list having a value of $780,000 and patents and trademarks having a value of $670,000.
     Aggregate amortization expense for identifiable intangible assets totaled $195,000 and $196,000 for the three months ended March 31, 2007 and March 31, 2006, respectively.

(7) Line of Credit
     In July 2006, the Company entered into a $10,000,000 line of credit with a bank, bearing interest at prime or LIBOR plus 2%, interest only payments due monthly, with final payment of interest and principal due on July 28, 2008. In addition, the Company pays a quarterly facility fee of 0.125% on any unused portion of the revolving loan commitment. The line of credit was secured by all assets of the Company. The Company had no outstanding balance against the line of credit at March 31, 2007. The line of credit is subject to financial covenants beginning on March 31, 2007. The Company was not in compliance with its financial covenants as of March 31, 2007. The Company has obtained a financial covenant waiver from its bank as of March 31, 2007.
(8) Income Taxes
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
     The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation, the Company recognized no material adjustment to income tax accounts that existed as of December 31, 2006. At March 31, 2007, there are no additional unrecognized tax benefits. It is the Company’s policy to recognize interest and penalties related to uncertain tax positions in general and administrative expense. As of both the date of adoption and March 31, 2007, the Company had accrued $124,000 of potential interest and penalties related to uncertain tax positions. As a result of its historical net operating losses, the statute of limitations remains open for each tax year since the Company was formed in 1996. The Company is not currently under examination by any taxing authorities.
(9) Stockholders’ Equity
     Holders of shares of common stock are entitled to one vote per share on all matters submitted to a vote of the Company’s stockholders. There is no right to cumulative voting for the election of directors. Holders of shares of common stock are entitled to receive dividends, if and when declared by the board of directors out of funds legally available therefore, after payment of dividends required to be paid on any outstanding shares of preferred stock. Upon liquidation, holders of shares of common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to the liquidation preferences of any outstanding shares of preferred stock. Holders of shares of common stock have no conversion, redemption or preemptive rights. At March 31, 2007 and December 31, 2006, there were 90,000,000 shares of common stock authorized and 31,781,255 and 31,722,466 issued and outstanding, respectively.
(10) Net Loss per Share
     The computation of basic and diluted net loss per share follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2007	2006
Numerator:
Net loss	$(2,043)	$(1,263)

Denominator:
Weighted average number of common shares outstanding — basic and diluted	31,740	30,929

Net loss per share — basic and diluted	$(0.06)	$(0.04)

Stock options not included in dilutive net loss per share since anti-dilutive	428	45
Warrants not included in dilutive net loss per share since anti-dilutive	1,195	—
(11) Business Segments, Concentration of Credit Risk and Significant Customers
     The Company is engaged in the business of selling accessories for computers and mobile electronic devices. The Company has three operating business segments, consisting of the High-Power Group, Low-Power Group, and Connectivity Group. The Company’s chief operating decision maker (“CODM”) continues to evaluate revenues and gross profits based on products lines, routes to market and geographies.

     In February 2007, the Company sold substantially all of the assets, which consisted primarily of inventory, of its handheld hardware product line. The operating results of the handheld hardware product line were historically included in the results of the Connectivity Group.
     The following tables summarize the Company’s revenues, operating results and assets by business segment (amounts in thousands):

	Three Months Ended
	March 31,
	2007	2006
Revenues:
High-Power Group	$13,261	$14,003
Low-Power Group	4,211	2,676
Connectivity Group	1,391	6,158

	$18,863	$22,837

	Three Months Ended
	March 31,
	2007	2006
Operating income (loss):
High-Power Group	$1,925	$2,336
Low-Power Group	(115)	(170)
Connectivity Group	(838)	889
Corporate	(3,586)	(4,391)

	$(2,614)	$(1,336)

     The Company’s corporate function supports its various business segments and, as a result, the Company attributes the aggregate amount of its general and administrative expense to corporate as opposed to allocating it to individual business segments.

	March 31,	December 31,
	2007	2006
Assets:
High-Power Group	$22,040	$26,253
Low-Power Group	12,874	13,362
Connectivity Group	3,383	4,220
Corporate	22,275	22,029

	$60,572	$65,864

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
     The following tables summarize the Company’s revenues by product line, as well as its revenues by geography and the percentages of revenue by route to market (amounts in thousands):

	Three Months Ended
	March 31,
	2007	2006
High-power mobile electronic power products	$13,083	$12,986
Low-power mobile electronic power products	3,384	3,006
Foldable keyboard products	823	—
Accessories and other products	174	687
Handheld products	180	4,579
Expansion and docking products	1,219	1,579

Total revenues	$18,863	$22,837

	Three Months Ended
	March 31,
	2007	2006
North America	$15,167	$19,996
Europe	1,154	1,347
Asia Pacific	2,536	1,489
All other	6	5

	$18,863	$22,837

	Three Months Ended
	March 31,
	2007	2006
OEM and private-label-resellers	63%	62%
Retailers and distributors	29%	27%
Other	8%	11%

	100%	100%

     The following table summarizes the Company’s profit margins by product lines. Profit margins, as indicated below, are computed on the basis of direct product cost only, which does not include overhead cost that is factored into consolidated gross profit margin.

	Three Months Ended
	March 31,
	2007	2006
High-power mobile electronic power products	38%	38%
Low-power mobile electronic power products	49%	50%
Foldable keyboard products	45%	—
Accessories and other products	51%	48%
Handheld products	1%	37%
Expansion and docking products	59%	57%
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
     Three customers accounted for 33%, 14% and 11% of net sales for the three months ended March 31, 2007. Three customers accounted for 25%, 13% and 12% of net sales for the three months ended March 31, 2006.
     Four customers’ accounts receivable balances accounted for 47%, 20%, 14% and 11% of net accounts receivable at March 31, 2007. Three customers’ accounts receivable balances accounted for 39%, 16% and 15% of net accounts receivable at March 31, 2006.
     Allowance for doubtful accounts was $296,000 and $286,000 at March 31, 2007 and December 31, 2006, respectively. Allowance for sales returns was $384,000 and $350,000 at March 31, 2007 and December 31, 2006, respectively.
     Export sales were approximately 20% and 12% of the Company’s net sales for the three months ended March 31, 2007 and 2006, respectively. The principal international markets served by the Company were Europe and Asia Pacific.
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
(13) Subsequent Events
     In April 2007, the Company closed two separate transactions involving the sale of substantially all of the assets of its expansion and docking business. In one transaction, the Company sold a portfolio of patents and patents pending relating to its PCI expansion and docking technology to A.H. Cresant Group LLC. In the other transaction, the Company sold substantially all of the assets related to its expansion and docking business to Mission Technology Group, Inc. (“Mission”), an entity that is owned by Randy Jones, the Company’s Vice President and General Manager, Connectivity. As a result of these two transactions, the Company received total net proceeds of $4,855,000 consisting of $825,000 in cash, two promissory notes totaling $3,930,000, and $100,000 receivable upon the successful removal of legacy liens against intellectual property involved in the sale. The Company also received a 15% fully-diluted equity interest in Mission. Given the related party nature of this transaction, the Company retained an independent, third party financial advisor to assist the Company in its evaluation. In determining the sales price for these assets and liabilities, the Company evaluated past performance and expected future performance, and received an opinion from its financial advisor that the consideration to be received is fair from a financial point of view. The Company’s Board of Directors approved these transactions following a separate review and recommended approval of the Mission transaction by the Company’s Audit Committee.
     The Company currently anticipates that the expansion and docking business that was sold to Mission will continue to be consolidated for accounting purposes pursuant to the provisions of Financial Accounting Standards Board (“FASB”), Interpretation No. 46R, “Consolidation of Variable Interest Entities” and other authoritative literature.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This report contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “expect,” “anticipate,” “estimate” and other similar statements of expectations identify forward-looking statements. Forward-looking statements in this report include, without limitation, expectations regarding our anticipated revenue, expenses and net income for the second quarter of 2007; the belief that our high-power program with Dell has ended and that we will no longer receive any revenue from Dell; the belief that our high-power program with Lenovo will end during the third quarter of 2007; the expectation that we will not record any income tax expense in 2007; the expectation that the disposition of the assets of our Connectivity Group will allow our management to focus its efforts on growing the Low-Power and High-Power Groups; the anticipated continued penetration of both the domestic and international wireless carrier, dealer/agent, and distributor markets; the expected expansion of sales of power products in the retail channel; expectations regarding future customer product orders, including the impact resulting from the loss of Dell and Lenovo as customers; beliefs relating to our competitive advantages and the market need for our products; the belief that our present vendors have sufficient capacity to meet our supply requirements; the expected availability of cash and liquidity; expected market and industry trends; beliefs relating to our distribution capabilities and brand identity; expectations regarding the success of new product introductions; the anticipated strength, and ability to protect, our intellectual property portfolio; and our expectations regarding the outcome and anticipated impact of various legal proceedings in which we are involved. These forward-looking statements are based largely on our management’s expectations and involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include those set forth in other reports that we file with the Securities and Exchange Commission. Additional factors that could cause actual results to differ materially from those expressed in these forward-looking statements include, among others, the following:
•	the loss of, and failure to replace, any significant customers such as Dell and Lenovo;

•	the inability to timely and successfully complete product development efforts and introduce new products, including internal development projects and those being pursued with strategic partners;

•	the ineffectiveness of our sales and marketing strategy;

•	the inability to create broad consumer awareness and acceptance for our products and technology;

•	the timing and success of competitive product development efforts, new product introductions and pricing;

•	the ability to expand and protect our proprietary rights and intellectual property;

•	the timing of substantial customer orders;

•	the lack of available qualified personnel;

•	the inability to successfully resolve pending and unanticipated legal matters;

•	the lack of available qualified suppliers and subcontractors and/or their inability to meet our specification, performance, and quality requirements; and

•	market demand and industry and general economic or business conditions.
     In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will prove to be accurate. We undertake no obligation to publicly update or revise any forward-looking statements, or any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements.
          Mobility Electronics®, iGo®, and iGo dualpower®, are trademarks or registered trademarks of Mobility Electronics, Inc. or its subsidiaries in the United States and other countries. Other names and brands may be claimed as the property of others.

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
     We use our proprietary technology to design and develop products that make computers and mobile electronic devices more efficient and cost effective, thus enabling professionals and consumers higher utilization of their mobile devices and the ability to access information more readily. Our products include power products for high-power mobile electronic devices, such as portable computers; power products for low-power mobile electronic devices, such as mobile phones, PDAs, and MP3 players; foldable keyboards; and accessory products. As of the end of 2006, we were organized in three business segments, which consist of the High-Power Group, the Low-Power Group and the Connectivity Group. In February 2007, we sold substantially all of the assets, which consisted primarily of inventory, of our handheld hardware product line. The operating results of the handheld hardware product line were historically included in the results of the Connectivity Group. In April 2007, we sold substantially all of the remaining assets of our Connectivity Group.
     High-Power Group. Our High-Power Group is focused on the development, marketing and sales of power products and accessories for mobile electronic devices with high power requirements, which consist primarily of portable computers. We sell these products to OEMs, private-label resellers, distributors, resellers and retailers. We supply OEM–specific, high-power adapter products to Dell and Lenovo, although we do not expect that sales to Dell will continue after the first quarter of 2007 and we do not expect sales to Lenovo will continue after the third quarter of 2007. We have entered into a strategic reseller agreement with Targus to market and distribute high-power adapter products on a private-label basis. We sell to retailers such as RadioShack and through distributors such as Ingram Micro. High-Power Group revenue accounted for approximately 70% of revenue for the three months ended March 31, 2007 and approximately 61% of revenue for the three months ended March 31, 2006.
     Low-Power Group. Over the last three years, our development efforts have focused significantly on the development of our patented power products for low-power mobile electronic devices. In particular, we are collaborating with many of our strategic partners to develop and market new and innovative power adapters specifically designed for the low-power mobile electronic device market, including cigarette lighter adapters, mobile AC adapters, low-power universal AC/DC adapters, and low-power universal battery products. Each of these power devices are designed, or are being designed, to incorporate our patented tip technology. The combination AC/DC adapter also allows users to simultaneously charge a second device with our optional iGo dualpower or iGo power splitter accessories. In April 2005, we formed the Low-Power Group, which is specifically focused on the development, marketing and sales of our low-power products. Low-power product revenue accounted for approximately 18% of revenue for the three months ended March 31, 2007 and 12% of revenue for the three months ended March 31, 2006.
     In May 2006 we acquired the foldable keyboard business of Think Outside, Inc. These infrared and Bluetooth foldable keyboard products enhance the functionality of converged mobile devices by providing users with a portable, full-sized keyboard solution for rapid and user-friendly data input that folds into a compact size for easy storage. Sales of these foldable keyboard products represented approximately 4% of our total revenue for the three months ended March 31, 2007. We believe that this product line represents a complementary business to our existing products that will help us deepen our penetration of the mobile electronic device market. We account for our foldable keyboard business as part of our Low-Power Group.
     Distribution Channels. Sales to OEMs and private-label resellers accounted for approximately 63% of revenue for the three months ended March 31, 2007 and approximately 62% of revenue for the three months ended March 31, 2006. Sales through retailers and distributors accounted for approximately 29% of revenue for the three months ended March 31, 2007 and approximately 27% of revenue for the three months ended March 31, 2006. The balance of our revenue during these periods was derived from direct sales to end-users. In the future, we expect that we will be dependent upon a relatively small number of customers for a significant portion of our revenue, including most notably RadioShack, Targus, and Superior Communications. We intend to develop relationships with a broader set of distributors who have strong relationships with retailers and wireless carriers to expand the market availability of our iGo branded products. We expect that these relationships will allow us to diversify our customer base, add stability and decrease our traditional reliance upon a limited number of OEMs and private label resellers. We also expect that these relationships will significantly increase the availability and exposure of our products, particularly among large national and international retailers and wireless carriers.
     Strategy. Our continued focus is on proliferating power products that incorporate our patented tip technology for both high- and low-power mobile electronic devices and on acquiring or developing complementary businesses and products. Our long-term goal is to establish an industry standard for all mobile electronic device power products based on our patented tip technology. Our ability to execute successfully on our near and long-term objectives depends largely upon the general market acceptance of our tip technology which allows users to charge multiple devices with a single power product and our ability to protect our proprietary rights to this technology. Additionally, we must execute on the customer relationships that we have developed and continue to design, develop, manufacture and market new and innovative technology and products that are embraced by these customers and the overall market in general.
Recent Developments
     In the first quarter of 2007 we sold, or entered into agreements to sell, substantially all of the assets of our handheld connectivity and expansion and docking businesses in three separate transactions.
     The first transaction, which was completed in February 2007, involved the sale of substantially all of the assets of our handheld connectivity business to CradlePoint for $1.8 million plus potential additional consideration based on future performance. At the closing, we received $50,000 in cash and a promissory note for $1.5 million, bearing interest at the rate of 6% annually, to be paid within two years as CradlePoint sells the inventory acquired in the transaction. We will also receive (1) a cash payment of $250,000 within the next six months, (2) 5% of CradlePoint’s revenues for five years, with a minimum payment of $300,000 due within three years, and (3) 100% of the first $200,000, and 50% thereafter, of any sales beyond the first $1.8 million of inventory purchased by CradlePoint at the closing.
     The second and third transactions involved the sale of substantially all of the assets of our expansion and docking business. The agreements for these transactions were executed in February 2007 and the transactions were completed in April 2007. In one transaction, we sold a portfolio of patents and patents pending relating to our PCI expansion and docking technology to A.H. Cresant Group LLC. In the other transaction, we sold substantially all of the assets related to our expansion and docking business to Mission, an entity that is owned by Randy Jones, our former Senior Vice President and General Manager, Connectivity. As a result of these two transactions, the Company received total net proceeds of approximately $4.8 million consisting of $825,000 in cash, two promissory notes totaling approximately $3.9 million, and $100,000 receivable upon the successful removal of legacy liens against intellectual property involved in the sale. At the closing, we received a 15% fully-diluted equity interest in Mission. Given the related party nature of this transaction, we retained an independent, third party financial advisor to assist us. In determining the sales price for these assets and liabilities, we evaluated past performance and expected future performance, and received an opinion from our financial advisor that the consideration to be received is fair from a financial point of view. Our Board of Directors approved these transactions following a separate review and recommended approval of the Mission transaction by our Audit Committee.
     Our Connectivity Group was focused on the development, marketing and sales of connectivity and expansion and docking products. Our early focus was on the development of remote peripheral component interface, or PCI, bus technology and products based on proprietary Split Bridge® technology. We invested heavily in Split Bridge technology and while we had some success with Split Bridge in the corporate portable computer market with sales of universal docking stations, it became clear in early 2002 that this would not be the substantial opportunity we originally envisioned. In May 2005, we sold substantially all of our intellectual property relating to Split Bridge technology which resulted in a gain on the sale of these assets of $11.6 million. Connectivity Group revenue accounted for approximately 7% of revenue for the three months ended March 31, 2007 and approximately 27% of revenue for the three months ended March 31, 2006.
     We currently anticipate that the expansion and docking business will continue to be consolidated for accounting purposes pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” and other authoritative literature.
Critical Accounting Policies and Estimates
     There were no changes in our critical accounting policies from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2006 during the quarter ended March 31, 2007.

Results of Operations
     The following table presents certain selected consolidated financial data for the periods indicated expressed as a percentage of total revenue:

	Three months ended
	March 31,
	2007	2006
Revenue	100.0%	100.0%
Cost of revenue	71.3%	69.5%

Gross profit	28.7%	30.5%

Operating expenses:
Sales and marketing	14.6%	8.9%
Research and development	8.9%	8.2%
General and administrative	19.0%	19.2%

Total operating expenses	42.5%	36.3%

Loss from operations	-13.8%	-5.8%

Other income (expense):
Interest, net	1.4%	1.3%
Other, net	1.6%	-1.0%

Net loss	-10.8%	-5.5%

Comparison of Three Months Ended March 31, 2007 and 2006
     Revenue. Revenue generally consists of sales of products, net of returns and allowances. To date, our revenues have come predominantly from power adapters, handheld products, expansion and docking products, and accessories. The following table summarizes the year-over-year comparison of our revenue for the periods indicated (amounts in thousands):

			Increase (decrease)	Percentage change
			from same period	from the same period
	Q1 2007	Q1 2006	in the prior year	in the prior year
High-Power Group	$13,261	$14,003	$(742)	(5.3)%
Low-Power Group	4,211	2,676	1,535	57.4%
Connectivity Group	1,391	6,158	(4,767)	(77.4)%

Total Revenue	$18,863	$22,837	$(3,974)	(17.4)%
     High-Power Group. The decrease in High-Power Group revenue is primarily due to declines in sales to OEMs and retailers and distributors. Overall sales of OEM–specific, high-power products decreased by $141,000, or 2.7%, to $5.0 million during the three months ended March 31, 2007 as compared to $5.2 million during the three months ended March 31, 2006. Specifically, sales to Dell decreased by $787,000, to $2.8 million for the three months ended March 31, 2007 from $3.6 million for the three months ended March 31, 2006. We do not expect to receive significant additional orders for our power products from Dell beyond the first quarter of 2007, as Dell has selected a different sourcing solution. Sales to Lenovo increased by $830,000, to $2.1 million for the three months ended March 31, 2007 from $1.3 million for the three months ended March 31, 2006. We have been notified by Lenovo that they have also selected a different sourcing solution for their combination AD/DC power adapter. Accordingly, we do not anticipate additional orders for our power products from Lenovo beyond the third quarter of 2007. Sales of high-power products developed specifically for private-label resellers increased by $91,000 , or 1.6%, to $5.7 million during the three months ended March 31, 2007 as compared to $5.6 million during the three months ended March 31, 2006, due primarily to increased sales to Targus during the three months ended March 31, 2007. Sales of iGo branded high-power products to retailers and distributors, decreased by $390,000, or 15.1% to $2.2 million during the three months ended March 31, 2007 as compared to $2.6 million during the three months ended March 31, 2006, due primarily to reduced sales of high-power products to RadioShack during the three months ended March 31, 2007.
     Low-Power Group. The increase in Low-Power Group revenue is primarily due to continued sales growth of our family of low-power and keyboard products as a result of what we believe to be increased consumer awareness and further market penetration of our products and technology. Sales of iGo branded low-power products to RadioShack increased by $440,000, or 19.0%, to $2.7 million during the three months ended March 31, 2007 as compared to $2.3 million during the three months ended March 31, 2006. Sales of low-power products to other customers decreased by approximately $120,000, or 17.4%, to $569,000 during the three months ended March 31, 2007 as compared to $689,000 during the three months ended March 31, 2006. Sales of foldable keyboard products, a product line that was acquired in May 2006, contributed $911,000 to Low-Power Group revenue for the three months ended March 31, 2007. Our low-power strategy is to gain further market penetration into mobile wireless carriers, distributors and retailers through our own sales efforts, as well as those of our primary low-power distributor, Superior Communications.
     Connectivity Group. During 2006, we experienced a significant decrease in business from our primary customer of handheld cradle products. As a result of this decline in business and in order to allow us to focus our limited resources on strategic growth of our Low-Power Group and High-Power Group business segments, in early 2007, we entered into three separate transactions to divest of the expansion and docking products and handheld products that comprise the Connectivity Group. See -“Recent Transactions” for more information. Connectivity Group revenue includes $1.2 million in sales of docking and expansion products for the three months ended March 31, 2007, which consists of an entire quarter of revenue for this product line. Compared to the three months ended March 31, 2006, expansion and docking revenue decreased by $360,000. Sales of handheld hardware products were $180,000 through February 27, 2007, the date of the sale of assets relating to this product line was completed, as compared to $4.6 million for the three months ended March 31, 2006.
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

			Decrease from same	Percentage change from
			period in the prior	the same period in the
	Q1 2007	Q1 2006	year	prior year
Cost of revenue	$13,457	$15,880	$(2,423)	(15.3)%
Gross profit	$5,406	$6,957	$(1,551)	(22.3)%
Gross margin	28.7%	30.5%	(1.8)%	(5.9)%
     The decrease in cost of revenue is primarily due to the 17.4% volume decrease in revenue, combined with the impact of consistent indirect product overhead expenses. Indirect product overhead expenses decreased by only $27,000, or 1.1%, to $2.4 million during the three months ended March 31, 2007 as compared to $2.4 million during the three months ended March 31, 2006, despite reduced sales volumes. The consistency in indirect product overhead costs compared to lower sales revenue is due primarily to costs associated with the sale and disposition of the Connectivity Group assets and operations. As a result of these factors, cost of revenue as a percentage of revenue increased to 71.3% for the three months ended March 31, 2007 from 69.5% for the three months ended March 31, 2006.
     Sales and marketing. Sales and marketing expenses generally consist of salaries, commissions and other personnel-related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. The following table summarizes the year-over-year comparison of our sales and marketing expenses for the periods indicated (amounts in thousands):

			Increase	Percentage change
			from same period in	from the same period
	Q1 2007	Q1 2006	the prior year	in the prior year
Sales and marketing	$2,757	$2,029	$728	35.9%
     The increase in sales and marketing expenses primarily resulted from an increase in sales personnel costs in connection with the addition of Jonathan Downer, Senior Vice President of Worldwide Sales and Distribution, who joined the Company in July 2006. The increase is also partially attributable to an increased investment in advertising campaigns. Specifically, advertising expense increased by $306,000 during the three months ended March 31, 2007 compared to the three months ended March 31, 2006. As a percentage of revenue, sales and marketing expenses increased to 14.6% for the three months ended March 31, 2007 from 8.9% for the three months ended March 31, 2006.

     Research and development. Research and development expenses consist primarily of salaries and personnel-related costs, outside consulting, lab costs and travel-related costs of our product development group. The following table summarizes the year-over-year comparison of our research and development expenses for the periods indicated (amounts in thousands):

			Decrease	Percentage change
			from same period in	from the same period
	Q1 2007	Q1 2006	the prior year	in the prior year
Research and development	$1,677	$1,873	$(196)	(10.5)%
     The decrease in research and development expenses primarily resulted from reduced investment in development of handheld hardware and docking and expansion products in connection with our disposition of those product lines. As a percentage of revenue, research and development expenses increased to 8.9% for the three months ended March 31, 2007 from 8.2% for the three months ended March 31, 2006.
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

			Decrease	Percentage change
			from same period in	from the same period
	Q1 2007	Q1 2006	the prior year	in the prior year
General and administrative	$3,586	$4,391	$(805)	(18.3)%
     The decrease in general and administrative expenses primarily resulted from a decrease in external legal expenses of $764,000 due to reduced patent enforcement and other litigation. General and administrative expenses as a percentage of revenue decreased to 19.0% for the three months ended March 31, 2007 from 19.2% for the three months ended March 31, 2006.
     Interest income, net. During the three months ended March 31, 2007, we earned $267,000 of net interest income, compared to net interest income of $303,000 during the three months ended March 31, 2006. The decrease in net interest income is primarily the result of slight reductions in cash, cash equivalents, short- and long-term investments.

			Decrease	Percentage change
			from same period in	from the same period
	Q1 2007	Q1 2006	the prior year	in the prior year
Interest income	$281	$323	$(42)	(13.0)%
Interest expense	$(14)	$(20)	$6	30.0%
Net interest income (expense)	$267	$303	$(36)	(11.9)%
     Other income, net. Other income, net was $304,000 for the three months ended March 31, 2007 and $20,000 for the three months ended March 31, 2006. Other income in 2007 consisted primarily of $252,000 received in connection with a settlement with Energizer and $50,000 of gain realized relating the sale of handheld software assets in 2004. We had recorded a deferred gain of $881,000 in connection with this transaction. Our collections against the notes receivable in this transaction exceeded the amount of deferred gain during the quarter ended March 31, 2007. We will continue to recognize portions of the remaining deferred gain as we receive further collections against the related notes receivable.
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
     Income taxes. No provision for income taxes was required for the three months ended March 31, 2007 and 2006. Based on historical operating losses and projections for future taxable income, it is more likely than not that we will not fully realize the benefits of the net operating loss carryforwards. We have not, therefore, recorded a tax benefit from our net operating loss carryforwards for either of the three months ended March 31, 2007 or March 31, 2006.

Operating Outlook
     From a long-term perspective, we believe there are a number of major catalysts that will drive future growth and profitability:
•	the disposition of the assets of the Connectivity Group will allow management to focus its efforts on growing the Low-Power and High-Power Groups;

•	the continued penetration of both the domestic and international wireless carrier, dealer/agent, and distributor markets by our Low-Power Group;

•	expanded sales of power products in the retail channel through our strategic reseller agreement with Targus and sales to retailers and distributors of our iGo branded products; and

•	a strong new product pipeline that will provide consumers with innovative power products offering a broad range of features and price points.
     In the second quarter of 2007, excluding any revenue or expenses associated with the connectivity businesses that we sold, we believe that total revenue will range from $16.0 million to $17.0 million, and fully diluted loss per share (excluding charges related to non-cash equity compensation and chief executive officer severance payments) will range from ($0.04) to ($0.05). These expectations for the second quarter of 2007 reflect our belief that we will not receive any revenue from Dell, as our program to supply high-power adapter products to Dell has ended. In addition, we expect that our program to supply high-power adapter products to Lenovo will end during the third quarter of 2007.
     As discussed above, we currently anticipate that the expansion and docking business that was sold to Mission will continue to be consolidated for accounting purposes.
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
Liquidity and Capital Resources
     The following table sets forth for the period presented certain consolidated cash flow information (amounts in thousands):

	Three Months Ended March 31,
	2007	2006
Net cash provided by (used in) operating activities	$353	$(6,804)
Net cash provided by investing activities	4,413	4,694
Net cash provided by financing activities	42	261
Foreign currency exchange impact on cash flow	5	10

Increase (decrease) in cash and cash equivalents	$4,813	$(1,839)

Cash and cash equivalents at beginning of period	$9,201	$13,637

Cash and cash equivalents at end of period	$14,014	$11,798

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
•	Net cash provided by operating activities. Cash was provided by operating activities for the three months ended March 31, 2007 primarily as a result of collections of accounts receivable and sales of inventories, partially offset by use of cash to pay suppliers. Later in 2007, we expect to use cash in operating activities as we expect to incur operating losses, with non-cash items and changes in working capital to have a relatively neutral effect on cash flows. Our consolidated cash flow operating metrics are as follows:

	March 31,
	2007	2006
Days outstanding in ending accounts receivable (“DSOs”)	83	75
Inventory turns	6	4
The increase in DSOs at March 31, 2007 compared to March 31, 2006, is primarily due to the timing of payments received from our large private-label reseller customer, Targus. We expect DSOs to improve during 2007 as we expect to improve collections from Targus. The increase in inventory turns was primarily due to impairment charges recorded during 2006 relating our Connectivity inventories. We expect to manage inventory growth during 2007 and we expect inventory turns to continue to improve as we focus on our strategy to grow low-power and high-power revenues in 2007.

•	Net cash provided by investing activities. For the three months ended March 31, 2007, net cash was provided by investing activities as we generated proceeds from the sale of investments of $4.5 million, partially offset by the purchase of property and equipment. We anticipate future investment in capital equipment, primarily for tooling equipment to be used in the production of new products.

•	Net cash provided by financing activities. Net cash provided by financing activities for the three months ended March 31, 2007 was primarily from net proceeds from the exercises of stock options and warrants. Although we expect to generate cash flows from operations sufficient to support our operations, we may issue additional shares of stock in the future to generate cash for growth opportunities.
     As of March 31, 2007, we had approximately $96 million of federal, foreign and state net operating loss carryforwards which expire at various dates. We anticipate that the sale of common stock in our initial public offering coupled with prior sales of common stock will cause an annual limitation on the use of our net operating loss carryforwards pursuant to the change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended. This limitation is expected to have a material effect on the timing of our ability to use the net operating loss carryforward in the future. Additionally, our ability to use the net operating loss carryforward is dependent upon our level of future profitability, which currently cannot be determined.
     Financing Facilities. In July 2006, we entered into a $10.0 million bank line of credit. The line bears interest at prime or LIBOR plus 2%, and requires monthly interest only payments, with final payment of interest and principal due on July 27, 2008. In addition, we pay a quarterly facility fee of 12.5 basis points on any unused portion of the revolving loan commitment. The line of credit is secured by all of our assets and contains customary restrictive and financial covenants, including financial covenants (which became effective on March 31, 2007) requiring minimum EBITDA levels which are typical of agreements of this type, as well as customary events of default. The obligations of the lender to make advances under the credit agreement are subject to the ongoing accuracy of our representations and warranties under the credit agreement and the absence of any events which would be defaults or constitute a material adverse effect. Under the terms of the line of credit, we can borrow up to 80% of eligible accounts receivable and up to 25% of eligible inventory. At March 31, 2007, we had no borrowings outstanding under this facility. Based on our trailing twelve-month EBITDA, we were not in compliance with the minimum EBITDA covenant as of March 31, 2007. We have obtained a financial covenant waiver from our bank as of March 31, 2007.

     Contractual Obligations. In our day-to-day business activities, we incur certain commitments to make future payments under contracts such as operating leases and purchase orders. Maturities under these contracts are set forth in the following table as of March 31, 2007 (amounts in thousands):

	Payment due by period
	2007	2008	2009	2010	2011	More than 5 years
Operating lease obligations	$696	$492	$19	$—	$—	$—
Inventory Purchase obligations	14,007	—	—	—	—	—
Other long-term obligations	—	—	—	—	—	—

Totals	$14,703	$492	$19	$—	$—	$—

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
     In February 2007, we entered into three separate transactions to sell the assets of our Connectivity Group. We entered into an agreement to sell intellectual property assets for $1.85 million. We entered into an agreement to sell substantially all of the assets of the docking and expansion product line, including cash of $925,000, for approximately $3.9 million in notes receivable and a 15% fully-diluted equity interest in the acquirer. We sold the assets of the handheld hardware product line for $50,000 in cash, $250,000 in a short-term receivable, $1.5 million in notes receivable, 5% of the acquirer’s revenues for five years, with a minimum payment of $300,000 due within three years, and 100% of the first $200,000, and 50% thereafter, of any sales beyond the first $1.8 million of inventory purchased by the acquirer at the closing. We sold intellectual property assets for $1.75 million in cash and $100,000 in a short-term receivable, for total proceeds of $1.85 million. We incurred direct selling costs of $25,000, resulting in net proceeds of $1.825 million.
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
     Liquidity Outlook. Based on our projections for 2007, we believe that our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may use our line of credit or seek to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would results in more dilution to our stockholders. In addition, additional capital resources may not be available to us in amounts or on terms that are acceptable to us.
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
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements. See Note 8 to the condensed consolidated financial statements for further discussion of the Company’s adoption of FIN 48.
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
     See “Liquidity and Capital Resources” for further discussion of our financing facilities and capital structure. Market risk, calculated as the potential change in fair value of our cash and cash equivalents and line of credit resulting from a hypothetical 1.0% (100 basis point) change in interest rates, was not material at March 31, 2007.
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures — We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating our controls and procedures. With the participation of the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2007, and concluded that our disclosure controls and procedures were effective.
     Changes in Internal Control Over Financial Reporting — There were no changes in our internal control over financial reporting during the three months ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On August 26, 2004, the Company and iGo Direct Corporation, the Company’s wholly-owned subsidiary, filed a complaint against Twin City Fire Insurance Co. in the United States District Court for the District of Nevada, Case No. CV-N-04-0460-HDM-RAM. The complaint alleges several causes of action in connection with Twin City’s refusal to cover, under director and liability insurance policies issued to iGo by Twin City, fees and expenses incurred in connection with the defense of certain former officers of iGo relating to an SEC matter that arose prior to the Company’s acquisition of iGo Corporation in September 2002. Twin City filed an answer to this complaint on September 20, 2004. On January 10, 2005, the Company filed a motion for summary judgment seeking an order from the court that, as a matter of law, Twin City breached, and continues to breach, its obligations under the director and liability insurance policies. On July 26, 2005, the court denied the Company and iGo Direct Corporation’s motion for summary judgment, without prejudice. On October 21, 2005, the Company and iGo Direct Corporation again filed a motion for summary judgment seeking an order from the court that, as a matter of law, Twin City breached, and continues to breach, its obligations under the director and liability insurance policies. On February 27, 2006, Twin City filed a memorandum in opposition to the Company and iGo Direct Corporation’s motion for summary judgment and filed its own cross-motion for summary judgment. On March 31, 2006, the Company and iGo Direct Corporation filed a memorandum in support of its motion for summary judgment and opposition to Twin City’s motion for summary judgment. Twin City, on May 1, 2006, filed a reply in support of its motion for summary judgment. The court has scheduled a hearing to hear oral argument on these motions on May 24, 2007. The Company and iGo Direct Corporation will continue to vigorously pursue their claims in this action.
     We are from time to time involved in various legal proceedings other than those set forth above incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on our business, financial condition, results of operations or liquidity.
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I. “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 8. OTHER INFORMATION
     On May 1, 2007, we entered into a Mutual Restructuring and Separation Agreement with Charles R. Mollo and an Employment Agreement with Michael D. Heil. Pursuant to the terms of Mr. Mollo’s agreement, effective June 8, 2007, Mr. Mollo will no longer continue to serve as our President and Chief Executive Officer and will also cease to serve in his positions as member, and Chairman, of our Board of Directors. Robert W. Shaner, one of our existing directors, will assume the position of Chairman of our Board of Directors. Pursuant to the terms of Mr. Heil’s agreement, effective June 11, 2007, Mr. Heil will become our President and Chief Executive Officer and will be appointed as a member of our Board of Directors. We announced these events in a press release issued May 3, 2007. A copy of this press release, along with descriptions and copies of Mr. Mollo and Mr. Heil’s agreements, can be found on our Current Report on Form 8-K that we filed with the Securities and Exchange Commission on May 3, 2007.
ITEM 9. EXHIBITS
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

MOBILITY ELECTRONICS, INC.
Dated: May 9, 2007	By:	/s/ Charles R. Mollo
Charles R. Mollo
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

	By:	/s/ Joan W. Brubacher
Joan W. Brubacher
Executive Vice President and Chief Financial Officer and Authorized Officer of Registrant (Principal Financial Officer)

	By:	/s/ Darryl S. Baker
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