Form 10-Q
period 2007-06-30
MOBILITY ELECTRONICS INC
filed 2007-08-09
CIK 1075656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
YES ☑      NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
Large Accelerated Filer ☐      Accelerated Filer ☑      Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐      NO ☑
At August 7, 2007, there were 31,396,559 shares of the Registrant’s Common Stock outstanding.

MOBILITY ELECTRONICS, INC.
FORM 10-Q

i

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS:
MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$16,583	$9,201
Short-term investments	4,113	8,142
Accounts receivable, net	18,313	20,855
Inventories	5,681	12,350
Prepaid expenses and other current assets	460	406

Total current assets	45,150	50,954
Property and equipment, net	2,838	2,980
Goodwill	3,912	3,912
Intangible assets, net	2,691	3,095
Long-term investments	1,746	4,636
Notes receivable and other assets	1,662	287

Total assets	$57,999	$65,864

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,279	$12,010
Accrued expenses and other current liabilities	3,779	3,067
Deferred revenue	817	1,357
Current portion of non-current liabilities	—	25

Total current liabilities	15,875	16,459
Minority interest	127	—

Total liabilities	$16,002	$16,459

Stockholders’ equity:
Common stock	314	317
Additional paid-in capital	166,844	167,436
Accumulated deficit	(125,338)	(118,527)
Accumulated other comprehensive income	177	179

Total stockholders’ equity	41,997	49,405

Total liabilities and stockholders’ equity	$57,999	$65,864

See accompanying notes to unaudited condensed consolidated financial statements.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue	$19,508	$26,147	$38,371	$48,984
Cost of revenue	17,389	18,581	30,846	34,461

Gross profit	2,119	7,566	7,525	14,523

Operating expenses:
Sales and marketing	2,685	2,256	5,442	4,285
Research and development	1,457	1,897	3,134	3,770
General and administrative	4,744	2,424	8,330	6,815

Total operating expenses	8,886	6,577	16,906	14,870

Income (loss) from operations	(6,767)	989	(9,381)	(347)

Other income (expense):
Interest income, net	289	315	556	618
Litigation settlement expense	—	—	—	(250)
Gain on disposal of assets and other income, net	1,837	1	2,141	21

Income (loss) before minority interest	(4,641)	1,305	(6,684)	42
Minority interest	(127)	—	(127)	—

Net income (loss)	$(4,768)	$1,305	$(6,811)	$42

Net income (loss) per share:
Basic	$(0.15)	$0.04	$(0.22)	$0.00

Diluted	$(0.15)	$0.04	$(0.22)	$0.00

Weighted average common shares outstanding:
Basic	31,574	31,289	31,657	31,109

Diluted	31,574	32,723	31,657	32,629

See accompanying notes to unaudited condensed consolidated financial statements.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(6,811)	$42
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Minority interest	127	—
Provision for accounts receivable and sales returns and credits	188	170
Depreciation and amortization	1,039	968
Stock compensation expense	1,524	977
Impairment of tooling equipment	—	31
Gain on disposal of assets, net	(1,588)	—
Changes in operating assets and liabilities:
Accounts receivable	2,355	(4,270)
Inventories	6,669	(840)
Prepaid expenses and other assets	175	1,029
Accounts payable	(910)	(4,121)
Accrued expenses and other current liabilities	172	(1,943)

Net cash provided by (used in) operating activities	2,940	(7,957)

Cash flows from investing activities:
Purchase of property and equipment	(509)	(709)
Proceeds from the sale of intangible assets	1,850	—
Sale of investments	5,062	10,800

Net cash provided by investing activities	6,403	10,091

Cash flows from financing activities:
Payment of non-current liabilities	(25)	(25)
Repurchase of common stock	(2,147)	—
Net proceeds from issuance of common stock and exercise of options and warrants	206	582

Net cash provided by (used in) financing activities	(1,966)	557

Effects of exchange rate changes on cash and cash equivalents	5	31

Net increase in cash and cash equivalents	7,382	2,722
Cash and cash equivalents, beginning of period	9,201	13,637

Cash and cash equivalents, end of period	$16,583	$16,359

See accompanying notes to unaudited condensed consolidated financial statements.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Basis of Presentation and Recent Accounting Pronouncements
     The accompanying condensed consolidated financial statements include the accounts of Mobility Electronics, Inc. and its wholly-owned subsidiaries, Mobility California, Inc., Mobility Idaho, Inc., Mobility 2001 Limited, Mobility Texas Inc., and iGo Direct Corporation, and as of April 16, 2007, the accounts of Mission Technology Group, in which the Company holds a 15% equity interest, pursuant to Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”) (collectively, “Mobility” or the “Company”). Refer to Note 13 for further discussion of FIN 46R. All significant intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.
     The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles, pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying condensed consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2006 included in the Company’s Form 10-K, filed with the SEC. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of results to be expected for the full year or any other period.
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
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 157 (“SFAS 157”), “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. GAAP and expands disclosures requirements about fair value measurements. SFAS 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, the adoption of SFAS 157 will have on its financial statements.
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 were effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements. See Note 8 for further discussion of the Company’s adoption of FIN 48.
     In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“the FSP”). The FSP provides guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under the FSP, a tax position could be effectively settled on completion of examination by a taxing authority if the entity does not intend to appeal or litigate the result and it is remote that the taxing authority would examine or re-examine the tax position. Application of the FSP shall be upon the initial adoption date of FIN 48. The FSP did not have a material impact on the Company’s consolidated financial statements.

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
     Stock-based compensation expense includes compensation expense, recognized over the applicable requisite service periods, for new share-based awards and for share-based awards granted prior to, but not yet vested as of, the Company’s adoption of SFAS 123R on January 1, 2006. At June 30, 2007, there was no unrecognized stock-based compensation cost related to non-vested stock options and non-vested stock-based compensation, net of estimated forfeitures, totaled $5.8 million for restricted stock units. This expense for restricted stock units will be recognized over the remaining weighted average requisite service period which is approximately four years.
     For the three and six months ended June 30, 2007, the Company recorded in general and administrative expense pre-tax charges of $65,000 associated with the expensing of stock options. The expense associated with stock options for the three and six months ended June 30, 2007 resulted from a modification to a previously granted stock option, which resulted in a new measurement date for that option award. The Company used the Black-Scholes option valuation model to value the option award as of the new measurement date using the following assumptions: weighted average life of 2.6 years, risk free rate of 4.9%, volatility of 65%, and dividend rate of 0%. For the three and six months ended June 30, 2006, the Company recorded in general and administrative expense pre-tax charges of $19,000 and $172,000, respectively, associated with the expensing of stock options and employee stock purchase plan activity.
     For the three and six months ended June 30, 2007, the Company recorded in general and administrative expense pre-tax charges of $940,000 and $1,459,000, respectively, associated with the expensing of restricted stock unit activity. For the three and six months ended June 30, 2006, the Company recorded in general and administrative expense pre-tax charges of $440,000 and $805,000, respectively, associated with the expensing of restricted stock unit activity.
     On January 31, 2006, the Company’s Board of Directors decided to eliminate the Employee Stock Purchase Plan effective April 1, 2006. During the three months ended June 30, 2006, 4,815 shares were issued under the Purchase Plan for net proceeds of $34,000.
     On June 11, 2007, pursuant to the terms of the employment agreement dated May 1, 2007 by and between the Company and Michael D. Heil, the Company’s newly elected director, chief executive officer and president, Mr. Heil was awarded 1,000,000 restricted stock units outside of the Company’s 2004 Directors Plan and 2004 Omnibus Plan as an inducement award without stockholder approval pursuant to Nasdaq Marketplace Rule 4350(i)(1)(A)(iv). Pursuant to the terms of Mr. Heil’s agreement, 500,000 of the restricted stock units will vest in increments of 125,000 shares per year effective on June 11, 2008, June 11, 2009, June 11, 2010 and June 11, 2011, or earlier, in full, upon a change in control of Mobility or, on a pro rata basis, upon Mr. Heil’s death, disability or termination without cause and the other 500,000 restricted stock units granted to Mr. Heil will vest in increments of 250,000 RSUs, subject to the Company’s achievement of annual performance objectives for the 2009 and 2011 fiscal years, respectively. The 500,000 restricted stock units granted to Mr. Heil of which the vesting is subject to the Company’s achievement of future annual performance objectives will be valued and recorded if and when attainment of the performance goals is probable. During the current quarter, no expense was recognized for these performance-based awards as the probability criteria under SFAS 123(R) had not been met.

     The following table summarizes information regarding restricted stock unit activity under the 2004 Directors Plan, the 2004 Omnibus Plan, and the Nasdaq Rule 4350(i)(a)(iv) Grant for the six months ended June 30, 2007:

					Nasdaq Rule
	2004 Directors Plan		2004 Omnibus Plan		4350(i)(1)(a)(iv) Grant
		Weighted		Weighted		Weighted
		Average		Average		Average
		Value per		Value per		Value per
	Number	Share	Number	Share	Number	Share
Outstanding, December 31, 2006	164,400	$8.20	914,164	$7.36	—	$—
Granted	71,500	2.96	721,200	3.35	1,000,000	2.96
Canceled	—	—	(321,585)	6.07	—	—
Released to common stock	(96,900)	8.28	(140,037)	7.37	—	—
Released for settlement of taxes	—	—	(57,804)	7.28	—	—

Outstanding, June 30, 2007	139,000	$5.44	1,115,938	$5.14	1,000,000	$2.96

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
     The Company generated net proceeds of $5,062,000 and $10,800,000 from the sale of available-for-sale marketable securities during the six months ended June 30, 2007 and 2006, respectively.
     As of June 30, 2007 and December 31, 2006 the amortized cost basis, unrealized holding gains, unrealized holding losses, and aggregate fair value by short-term major security type investments were as follows (amounts in thousands):

	June 30, 2007			December 31, 2006
		Net			Net
		Unrealized			Unrealized
		Holding			Holding
	Amortized	Gains	Aggregate Fair	Amortized	Gains	Aggregate
	Cost	(Losses)	Value	Cost	(Losses)	Fair Value
U.S. corporate securities:
Commercial paper	$—	$—	$—	$3,822	$—	$3,822
Corporate notes and bonds	2,416	(3)	2,413	2,974	1	2,975
Asset backed securities – fixed	—	—	—	645	—	645

	2,416	(3)	2,413	7,441	1	7,442
U.S. government securities	1,702	(2)	1,700	700	—	700

	$4,118	$(5)	$4,113	$8,141	$1	$8,142

     As of June 30, 2007 and December 31, 2006, the amortized cost basis, unrealized holding gains, unrealized holding losses, and aggregate fair value by long-term major security type investments were as follows (amounts in thousands):

	June 30, 2007			December 31, 2006
		Net			Net
		Unrealized			Unrealized
		Holding	Aggregate		Holding
	Amortized	Gains	Fair	Amortized	Gains	Aggregate
	Cost	(Losses)	Value	Cost	(Losses)	Fair Value
U.S. corporate securities:
Corporate notes and bonds	$1,155	$(4)	$1,151	$2,344	$(6)	$2,338
U.S. government securities	596	(1)	595	2,297	1	2,298

	$1,751	$(5)	$1,746	$4,641	$(5)	$4,636

(4) Inventories
     Inventories consist of the following (amounts in thousands):

	June 30,	December 31,
	2007	2006
Raw materials	$798	$2,160
Finished goods	4,883	10,190

	$5,681	$12,350

     In February 2007, the Company sold substantially all of the assets, which consisted primarily of inventory, of its handheld connectivity business to CradlePoint, Inc. (“CradlePoint”) for $1,800,000 plus potential additional consideration based on future performance. At the closing, the Company received $50,000 in cash and a promissory note for $1,500,000, bearing interest at the rate of 6% annually, to be paid within two years as CradlePoint sells the inventory it acquired in the transaction. The contract terms specify that the Company will also receive (1) a cash payment of $250,000 in August 2007, (2) 5% of CradlePoint’s revenues for five years, with a minimum payment of $300,000 due within three years, and (3) 100% of the first $200,000, and 50% thereafter, of any sales beyond the first $1,800,000 of inventory purchased by CradlePoint at the closing.
     In July 2007, the Company determined it would reduce the number of stock keeping units, or SKUs, currently offered to eliminate low-volume products, such as customer-specific packaging options with limited distribution. The decision to reduce SKUs resulted in an inventory write-down of $3,734,000, which was recorded in the second quarter of 2007.
(5) Goodwill
     Goodwill by business segment is as follows (amounts in thousands):

High-Power Group	$3,675
Low-Power Group	237

Reported balance at June 30, 2007	$3,912

(6) Intangible Assets
     Intangible assets consist of the following at June 30, 2007 and December 31, 2006 (amounts in thousands):

		June 30, 2007			December 31, 2006
	Average	Gross		Net	Gross		Net
	Life	Intangible	Accumulated	Intangible	Intangible	Accumulated	Intangible
	(Years)	Assets	Amortization	Assets	Assets	Amortization	Assets
Amortized intangible assets:
License fees	7	$334	$(251)	$83	$934	$(571)	$363
Patents and trademarks	5	3,338	(1,598)	1,740	3,134	(1,371)	1,763
Trade names	10	429	(191)	238	429	(168)	261
Customer list	5	813	(183)	630	813	(105)	708

Total		$4,914	$(2,223)	$2,691	$5,310	$(2,215)	$3,095

     During 2006, the Company acquired substantially all of the assets of Think Outside, Inc. The intangible assets consisted of a customer list having a value of $780,000 and patents and trademarks having a value of $670,000.
     On April 16, 2007, the Company sold a portfolio of patents and patents pending related to its PCI expansion and docking technology for gross proceeds of $1,850,000. The net book value of this portfolio of patents was $28,000, resulting in a gain on the sale of these assets of $1,822,000. Per the terms of the agreement, the Company received a perpetual, non-exclusive license to utilize the patent portfolio, and granted a sublicense to Mission Technology Group in its ongoing connectivity business. The Company will further continue to retain all of its patents and patents pending related to its power and other technologies.
     In connection with the April 2007 sale of patents, the Company disposed of a license asset related to its PCI expansion and docking business, which had a gross value of $400,000, accumulated amortization of $163,000, and a net book value of $237,000, resulting in a loss on disposition of $237,000.
     Aggregate amortization expense for identifiable intangible assets totaled $197,000 and $387,000 for the three and six months ended June 30, 2007, respectively. Aggregate amortization expense for identifiable intangible assets totaled $217,000 and $414,000 for the three and six months ended June 30, 2006, respectively.
(7) Line of Credit
     In July 2006, the Company entered into a $10,000,000 line of credit with a bank, bearing interest at prime or LIBOR plus 2%, interest only payments due monthly, with final payment of interest and principal due on July 28, 2008. In addition, the Company pays a quarterly facility fee of 0.125% on any unused portion of the revolving loan commitment. The line of credit is secured by all assets of the Company. The Company had no outstanding balance against the line of credit at June 30, 2007. The line of credit became subject to financial covenants that began on March 31, 2007. The Company was not in compliance with its financial covenants as of June 30, 2007. The Company has obtained a financial covenant waiver from its bank as of June 30, 2007.
(8) Income Taxes
     No provision for income taxes was required for the three and six months ended June 30, 2007 and 2006. Based on historical operating losses and projections for future taxable income, it is more likely than not that the Company will not fully realize the benefits of its net operating loss carryforwards. The Company has not, therefore, recorded a tax benefit from its net operating loss carryforwards for either of the three months ended June 30, 2007 or June 30, 2006.
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
     The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption, the Company recognized no material adjustment to income tax accounts that existed as of December 31, 2006. At June 30, 2007, there are no additional unrecognized tax benefits. It is the Company’s policy to recognize interest and penalties related to uncertain tax positions in general and administrative expense. As of both the date of adoption, the Company had accrued $124,000 of potential interest and penalties related to uncertain tax positions. As a result of its historical net operating losses, the statute of limitations remains open for each tax year since the Company was formed in 1996. The Company is not currently under examination by any taxing authorities.
(9) Stockholders’ Equity
     Holders of shares of common stock are entitled to one vote per share on all matters submitted to a vote of the Company’s stockholders. There is no right to cumulative voting for the election of directors. Holders of shares of common stock are entitled to receive dividends, if and when declared by the board of directors out of funds legally available therefore, after payment of dividends required to be paid on any outstanding shares of preferred stock. Upon liquidation, holders of shares of common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to the liquidation preferences of any outstanding shares of preferred stock. Holders of shares of common stock have no conversion, redemption or preemptive rights. At June 30, 2007 and December 31, 2006, there were 90,000,000 shares of common stock authorized and 31,363,309 and 31,722,466 issued and outstanding, respectively.

     In May 2007, the Company’s board of directors authorized, and the Company repurchased 689,656 shares of its common stock at a price of $3.11 per share, or a total price of $2,147,382 in a private transaction. The Company immediately retired these shares upon repurchase based on approval received from its Board of Directors.
(10) Net Loss per Share
     The computation of basic and diluted net income (loss) per share follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Basic net income (loss) per share computation:
Numerator:
Net income (loss)	$(4,768)	$1,305	$(6,811)	$42

Denominator:
Weighted average number of common shares outstanding	31,574	31,289	31,657	31,109

Basic net income (loss) per share:	$(0.15)	$0.04	$(0.22)	$0.00

Diluted net income (loss) per share computation:
Numerator:
Net income (loss)	$(4,768)	$1,305	$(6,811)	$42

Denominator:
Weighted average number of common shares outstanding	31,574	31,289	31,657	31,109
Effect of dilutive stock options, warrants, and restricted stock units	—	1,434	—	1,520

	31,574	32,723	31,657	32,629

Diluted net income (loss) per share:	$(0.15)	$0.04	$(0.22)	$0.00

Stock options not included in dilutive net income per share since antidilutive	354	492	354	381

Warrants not included in dilutive net income per share since antidilutive	1,195	1,195	1,195	1,190
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
     In February 2007, the Company sold substantially all of the assets, which consisted primarily of inventory, of its handheld hardware product line. The operating results of the handheld hardware product line were historically included in the results of the Connectivity Group. In April 2007, the Company sold substantially all of the assets, which consisted primarily of inventory, of its expansion and docking product line to Mission Technology Group. The operating results of Mission Technology Group are included in the consolidated financial statements pursuant to FIN 46R and are presented in the results of the Connectivity Group.

     The following tables summarize the Company’s revenues, operating results and assets by business segment (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
High-Power Group	$11,073	$16,327	$24,333	$30,330
Low-Power Group	6,533	3,835	10,744	6,511
Connectivity Group	1,902	5,985	3,294	12,143

	$19,508	$26,147	$38,371	$48,984

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Operating income (loss):
High-Power Group	$(1,996)	$3,366	$(72)	$5,702
Low-Power Group	(253)	(75)	(370)	(245)
Connectivity Group	227	122	(609)	1,011
Corporate	(4,745)	(2,424)	(8,330)	(6,815)

	$(6,767)	$989	$(9,381)	$(347)

     The Company’s corporate function supports its various business segments and, as a result, the Company attributes the aggregate amount of its general and administrative expense to corporate as opposed to allocating it to individual business segments.

	June 30,	December 31,
	2007	2006
Assets:
High-Power Group	$22,181	$26,253
Low-Power Group	9,876	13,362
Connectivity Group	3,499	4,220
Corporate	22,443	22,029

	$57,999	$65,864

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

     The following tables summarize the Company’s revenues by product line, as well as its revenues by geography and the percentages of revenue by route to market (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
High-power mobile electronic power products	$11,034	$15,899	$24,117	$28,884
Low-power mobile electronic power products	5,559	3,608	8,943	6,614
Handheld products	24	4,439	204	9,018
Expansion and docking products	1,889	1,389	3,109	2,968
Portable keyboard products	974	167	1,797	167
Accessories and other products	28	645	201	1,333

Total revenues	$19,508	$26,147	$38,371	$48,984

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
North America (principally United States)	$16,325	$22,002	$31,491	$41,998
Europe	605	1,871	1,760	3,218
Asia Pacific	2,577	2,220	5,113	3,709
All other	1	54	7	59

	$19,508	$26,147	$38,371	$48,984

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
OEM and private-label-resellers	56%	61%	60%	62%
Retailers and distributors	39%	31%	34%	29%
Other	5%	8%	6%	9%

	100%	100%	100%	100%

     The following table summarizes the Company’s profit margins by product lines. Profit margins, as indicated below, are computed on the basis of direct product cost only, which does not include overhead cost that is factored into consolidated gross profit margin.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
High-power mobile electronic power products	38%	38%	38%	38%
Low-power mobile electronic power products	45%	46%	46%	48%
Handheld products	53%	37%	10%	37%
Expansion and docking products	60%	59%	59%	58%
Accessories and other products	53%	48%	52%	48%
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
     Three customers accounted for 36%, 24%, and 11%, respectively, of net sales for the six months ended June 30, 2007. Three customers accounted for 25%, 16%, and 15%, respectively, of net sales for the six months ended June 30, 2006.
     Three customers’ accounts receivable balances accounted for 50%, 26% and 11%, respectively, of net accounts receivable at June 30, 2007. Three customers’ accounts receivable balances accounted for 32%, 22% and 16%, respectively, of net accounts receivable at June 30, 2006.
     Allowance for doubtful accounts was $376,000 and $286,000 at June 30, 2007 and December 31, 2006, respectively. Allowance for sales returns was $373,000 and $350,000 at June 30, 2007 and December 31, 2006, respectively.
     Export sales were approximately 19% and 14% of the Company’s net sales for the six months ended June 30, 2007 and 2006, respectively. The principal international markets served by the Company were Europe and Asia Pacific.

(12) Contingencies
     During the quarter ended June 30, 2007, the Company accrued a $325,000 liability for payroll related taxes and potential interest and penalties in connection with the Company’s previously announced voluntary review of historical stock option granting practices and determination that certain grants had intrinsic value on the applicable measurement dates of the stock option grants.
     The Company procures its products primarily from supply sources based in Asia. Typically, the Company places purchase orders for completed products and takes ownership of the finished inventory upon completion and delivery from its supplier. Occasionally, the Company presents its suppliers with ‘Letters of Authorization’ for the suppliers to procure long-lead raw components to be used in the manufacture of the Company’s products. These Letters of Authorization indicate the Company’s commitment to utilize the long-lead raw components in production. As of June 30, 2007, based on a change in strategic direction, the Company determined it would not procure certain products for which it had outstanding Letters of Authorization with suppliers. The Company believes it is probable that it will be required to pay suppliers for certain Letter of Authorization commitments, and has estimated and accrued a liability in the amount of $667,000 at June 30, 2007.
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
(13) Variable Interest Entities
     Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”) requires the “primary beneficiary” of a variable interest entity (“VIE”) to include the VIE’s assets, liabilities and operating results in its consolidated financial statements. In general, a VIE is a corporation, partnership, limited-liability corporation, trust or any other legal structure used to conduct activities or hold assets that either (i) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (ii) has a group of equity owners that are unable to make significant decisions about its activities, or (iii) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.
     In April 2007, the Company completed a sale of the assets of its expansion and docking business to Mission Technology Group (“Mission”), an entity that was formed by a former officer of the Company, in exchange for $3,930,000 of notes receivable and a 15% common equity interest. There was no cash equity contributed to Mission at its formation and Mission’s equity consists solely of its operating profit. Accordingly, the Company has determined that Mission does not have sufficient equity to carry out its principal operating activities without subordinated financial support, and that Mission qualifies as a VIE under FIN 46R. The Company has also determined that its 15% equity interest and its $3,930,000 notes receivable qualify as variable interests under FIN 46R. Furthermore, as Mission is obligated to repay the promissory notes it issued to the Company, the Company has determined that it is the primary beneficiary of the VIE, and accordingly, must include the assets, liabilities and operating results of Mission in its consolidated financial statements. The Company reports as “minority interest” the portion of the Company’s net earnings which is attributable to the collective ownership interests of minority investors. Minority interest represents the 85% share in the net earnings of Mission held by other owners.

     The following table summarizes the balance sheet effect of consolidating Mission of as of June 30, 2007:

(Amounts in thousands)	VIE		Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$800		$16,583
Short-term investments	—		4,113
Accounts receivable, net	539	*	18,313
Inventories	787		5,681
Prepaid expenses and other current assets	74		460

Total current assets	2,200		45,150
Property and equipment, net	335		2,838
Goodwill	—		3,912
Intangible assets, net	—		2,691
Long-term investments	—		1,746
Notes receivable (payable) and other assets	(1,969)	*	1,662

Total assets	$566		$57,999

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$303		$11,279
Accrued expenses and other current liabilities	114	*	3,779
Deferred revenue	—		817

Total current liabilities	417		15,875
Minority interest	127		127

Total liabilities	544		16,002

Stockholders’ equity:	22		41,997

Total liabilities and stockholders’ equity	$566		$57,999

*	Reflects the elimination of intercompany accounts and notes receivable.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This report contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “expect,” “anticipate,” “estimate” and other similar statements of expectations identify forward-looking statements. Forward-looking statements in this report include, without limitation, expectations regarding our anticipated revenue, expenses and net income for the third quarter of 2007; expectations regarding restructuring charges to be incurred in the third quarter of 2007 and the related estimation that the restructuring action and other expense cuts in non-strategic areas will reduce total operating expenses by approximately $1 million per quarter beginning in the fourth quarter of 2007; the anticipated increase in outside legal expense resulting from ongoing intellectual property litigation; the expectation that we will not receive significant additional orders for our power products from Dell; the belief that our high-power program with Lenovo has ended and the expectation that sales to Lenovo will not continue after the third quarter of 2007; the expectation that we will not record any income tax expense in 2007; the expectation that a reduction in product SKUs offered by the Company will decrease engineering expenses and facilitate improved inventory management; the expectation that the Company can significantly reduce the number of tip SKUs currently offered and still maintain compatibility with approximately 94% of consumer electronics devices in product categories currently supported; the anticipated discontinuation of expenditures on national advertising campaigns and increased focus on marketing efforts that directly support sell-through of products to end-users, including co-op advertising plans with major customers in the retail and wireless carrier channels, in-store merchandising and training of store sales personnel; the expected availability of cash and liquidity; expected market and industry trends; beliefs relating to our distribution capabilities and brand identity; expectations regarding the success of new product introductions; the anticipated strength, and ability to protect, our intellectual property portfolio; and our expectations regarding the outcome and anticipated impact of various legal proceedings in which we are involved. These forward-looking statements are based largely on our management’s expectations and involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include those set forth in other reports that we file with the Securities and Exchange Commission. Additional factors that could cause actual results to differ materially from those expressed in these forward-looking statements include, among others, the following:

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
     Mobility Electronics® and iGo® are trademarks or registered trademarks of Mobility Electronics, Inc. or its subsidiaries in the United States and other countries. Other names and brands may be claimed as the property of others.
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
     We use our proprietary technology to design and develop products that make computers and mobile electronic devices more efficient and cost effective, thus enabling professionals and consumers higher utilization of their mobile devices and the ability to access information more readily. Our products include power products for high-power mobile electronic devices, such as portable computers; power products for low-power mobile electronic devices, such as mobile phones, PDAs, and MP3 players; foldable keyboards; and accessory products. As of the end of 2006, we were organized in three business segments, which consist of the High-Power Group, the Low-Power Group and the Connectivity Group. In February 2007, we sold substantially all of the assets, which consisted primarily of inventory, of our handheld hardware product line. The operating results of the handheld hardware product line were historically included in the results of the Connectivity Group. In April 2007, we sold substantially all of the remaining assets of our Connectivity Group. The operating results of Mission Technology Group, which purchased substantially all of the assets of our expansion and docking product line, are consolidated with our operating results pursuant to FIN 46R and are included in the Connectivity Group.
     High-Power Group. Our High-Power Group is focused on the development, marketing and sales of power products and accessories for mobile electronic devices with high power requirements, which consist primarily of portable computers. These devices also allow users to simultaneously charge one or more low-power mobile electronic devices with our optional iGo dualpower and power splitter accessories. We sell these products to OEMs, private-label resellers, distributors, resellers and retailers. We supplied OEM–specific, high-power adapter products to Dell through the first quarter of 2007 and we currently supply Lenovo, although we do not expect that sales to Lenovo will continue after the third quarter of 2007. We have entered into a strategic reseller agreement with Targus to market and distribute high-power adapter products on a private-label basis. We sell to retailers such as RadioShack and through distributors such as Ingram Micro. High-Power Group revenue accounted for approximately 63% of revenue for the six months ended June 30, 2007 and approximately 62% of revenue for the six months ended June 30, 2006.
     Low-Power Group. Over the last three years, our development efforts have focused significantly on our patented power products for low-power mobile electronic devices. In particular, we are collaborating with many of our strategic partners to develop and market new and innovative power adapters specifically designed for the low-power mobile electronic device market, including cigarette lighter adapters, mobile AC adapters, low-power universal AC/DC adapters, and low-power universal battery products. Each of these power devices is designed, or is being designed, to incorporate our patented tip technology. Our low-power adapters also allow users to simultaneously charge a second device with our optional iGo power splitter accessory. In April 2005, we formed the Low-Power Group, which is specifically focused on the development, marketing and sale of our low-power products. Low-power product revenue accounted for approximately 28% of revenue for the six months ended June 30, 2007 and 13% of revenue for the six months ended June 30, 2006.
     In May 2006, we acquired the foldable keyboard business of Think Outside, Inc. These Bluetooth foldable keyboard products enhance the functionality of converged mobile devices by providing users with a portable, full-sized keyboard solution for rapid and user-friendly data input that folds into a compact size for easy storage. Sales of these foldable keyboard products represented approximately 5% of our total revenue for the six months ended June 30, 2007. Since our acquisition of this business in May 2006, the market for foldable keyboards has declined significantly. We are currently evaluating our long-term strategy for this product line. We account for our foldable keyboard business as part of our Low-Power Group.
     Distribution Channels. Sales to OEMs and private-label resellers accounted for approximately 60% of revenue for the six months ended June 30, 2007 and approximately 62% of revenue for the six months ended June 30, 2006. Sales through retailers and distributors accounted for approximately 34% of revenue for the six months ended June 30, 2007 and approximately 29% of revenue for the six months ended June 30, 2006. The balance of our revenue during these periods was derived from direct sales to end-users. In the future, we expect that we will be dependent upon a relatively small number of customers for a significant portion of our revenue, including most notably RadioShack, Targus, and Superior Communications. We intend to develop relationships with a broader set of distributors who have strong relationships with retailers and wireless carriers to expand the market availability of our iGo branded products. We believe that these relationships will allow us to diversify our customer base, add stability and decrease our traditional reliance upon a limited number of OEMs and private label resellers. We also believe that these relationships will significantly increase the availability and exposure of our products, particularly among large national and international retailers and wireless carriers.
     Strategy. Our continued focus is on proliferating power products that incorporate our patented tip technology for both high- and low-power mobile electronic devices and on acquiring or developing complementary businesses and products. Our long-term goal is to establish an industry standard for all mobile electronic device power products based on our patented tip technology. Our ability to execute successfully on our near and long-term objectives depends largely upon the general market acceptance of our tip technology which allows users to charge multiple devices with a single power product and our ability to protect our proprietary rights to this technology. Additionally, we must execute on the customer relationships that we have developed and continue to design, develop, manufacture and market new and innovative technologies and products that are embraced by these customers and the overall market in general. Specifically, we are currently implementing the following strategic initiatives:
•	Focus on High-Volume SKUs – We intend to reduce the number of stock keeping units, or SKUs, we currently offer to eliminate low-volume products, such as customer-specific packaging options with limited distribution. In addition, we will focus on offering compatible tips only for those mobile electronic devices that meet specific sales volume criteria and will discontinue tips for devices that fall below that threshold. We have determined that we can significantly reduce the number of tip SKUs currently offered and still maintain compatibility with approximately 94% of consumer electronics devices in product categories currently supported. The reduction in SKUs is expected to decrease our engineering expenses and facilitate improved inventory management. The decision to reduce SKUs significantly contributed to the inventory write-down we recorded in the second quarter of 2007.

•	Focus Marketing Expense on Sell-Through Initiatives – We intend to discontinue expenditures on national advertising campaigns that have not proven to positively impact sales. Our future marketing expenditures will be focused on efforts that directly support sell-through of our products to end-users, including co-op advertising plans with major customers in the retail and wireless carrier channels, in-store merchandising and training of store sales personnel.
Recent Developments
     In the first quarter of 2007 we sold, or entered into agreements to sell, substantially all of the assets of our handheld connectivity and expansion and docking businesses, all of which we included in our Connectivity Group, in three separate transactions.
     The first transaction, which was completed in February 2007, involved the sale of substantially all of the assets of our handheld connectivity business to CradlePoint for $1.8 million plus potential additional consideration based on future performance. At the closing, we received $50,000 in cash and a promissory note for $1.5 million, bearing interest at the rate of 6% annually, to be paid within two years as CradlePoint sells the inventory acquired in the transaction. The contract terms state that we will also receive (1) a cash payment of $250,000 in August 2007, (2) 5% of CradlePoint’s revenues for five years, with a minimum payment of $300,000 due within three years, and (3) 100% of the first $200,000, and 50% thereafter, of any sales beyond the first $1.8 million of inventory purchased by CradlePoint at the closing.
     The second and third transactions involved the sale of substantially all of the assets of our expansion and docking business. The initial agreements for these transactions were executed in February 2007 and the transactions were completed in April 2007. In one transaction, we sold a portfolio of patents and patents pending relating to our PCI expansion and docking technology to A.H. Cresant Group LLC. In the other transaction, we sold substantially all of the assets related to our expansion and docking business to Mission, an entity that is owned by Randy Jones, our former Senior Vice President and General Manager, Connectivity. As a result of these two transactions, the Company received total net proceeds of approximately $4.8 million consisting of $925,000 in cash, two promissory notes totaling approximately $3.9 million. At the closing, we received a 15% fully-diluted equity interest in Mission. Given the related party nature of this transaction, we retained an independent, third party financial advisor to assist us. In determining the sales price for these assets and liabilities, we evaluated past performance and expected future performance, and received an opinion from our financial advisor that the consideration to be received was fair from a financial point of view. Our Board of Directors approved these transactions following a separate review and recommended approval of the Mission transaction by our Audit Committee. We present the assets, liabilities and operating results of Mission in our consolidated financial statements pursuant to FIN 46R.
     Our Connectivity Group was historically focused on the development, marketing and sales of connectivity and expansion and docking products. Our early focus was on the development of remote peripheral component interface, or PCI, bus technology and products based on proprietary Split Bridge ® technology. We invested heavily in Split Bridge technology and while we had some success with Split Bridge in the corporate portable computer market with sales of universal docking stations, it became clear in early 2002 that this would not be the substantial opportunity we originally envisioned. In May 2005, we sold substantially all of our intellectual property relating to Split Bridge technology which resulted in a gain on the sale of these assets of $11.6 million. Connectivity Group revenue accounted for approximately 9% of revenue for the six months ended June 30, 2007 and approximately 25% of revenue for the six months ended June 30, 2006. The operating results of Mission are included in the results of the Connectivity Group.
Critical Accounting Policies and Estimates
     There were no changes in our critical accounting policies from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2006 during the six months ended June 30, 2007, except as set forth below.
     Variable Interest Entities. Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”) requires the “primary beneficiary” of a variable interest entity (“VIE”) to include the VIE’s assets, liabilities and operating results in its consolidated financial statements. In general, a VIE is a corporation, partnership, limited-liability corporation, trust or any other legal structure used to conduct activities or hold assets that either (i) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (ii) has a group of equity owners that are unable to make significant decisions about its activities, or (iii) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.
     In April 2007, we completed a sale of the assets of our expansion and docking business to Mission Technology Group (“Mission”), an entity that was formed by a former officer of the Company, in exchange for $3.9 million of notes receivable and a 15% common equity interest. There was no cash equity contributed to Mission at its formation and Mission’s equity consists solely of its operating profit. Accordingly, we have determined that Mission does not have sufficient equity to carry out its principal operating activities without subordinated financial support, and that Mission qualifies as a VIE under FIN 46R. We have also determined that our 15% equity interest and our $3.9 million notes receivable qualify as variable interests under FIN 46R. Furthermore, as Mission is obligated to repay the promissory notes it issued to us, we have determined that we are the primary beneficiary of the VIE, and accordingly, must include the assets, liabilities and operating results of Mission in our consolidated financial statements. We consider the consolidation of variable interest entities to be a critical accounting policy.

Results of Operations
     The following table presents certain selected consolidated financial data for the periods indicated expressed as a percentage of total revenue:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	89.1%	71.1%	80.4%	70.4%

Gross profit	10.9%	28.9%	19.6%	29.6%

Operating expenses:
Sales and marketing	13.8%	8.6%	14.2%	8.7%
Research and development	7.5%	7.3%	8.2%	7.7%
General and administrative	24.3%	9.3%	21.7%	13.9%

Total operating expenses	45.6%	25.2%	44.1%	30.4%

Income (loss) from operations	(34.7%)	3.8%	(24.5%)	(0.7%)

Other income (expense):
Interest, net	1.5%	1.2%	1.4%	1.3%
Other, net	9.4%	0.0%	5.6%	(0.5%)
Minority interest	(0.7%)	0.0%	(0.3%)	0.0%

Net income (loss)	(24.5%)	5.0%	(17.8%)	0.1%

Comparison of Three Months Ended June 30, 2007 and 2006
     Revenue. Revenue generally consists of sales of products, net of returns and allowances. To date, our revenues have come predominantly from power adapters, handheld products, expansion and docking products, and accessories. The following table summarizes the year-over-year comparison of our revenue for the periods indicated (amounts in thousands):

	Three Months	Three Months	Increase/(decrease)	Percentage change
	Ended	Ended	from same period	from the same period
	June 30, 2007	June 30, 2006	in the prior year	in the prior year
High-Power Group	$11,073	$16,327	$(5,254)	(32.2)%
Low-Power Group	6,533	3,835	2,698	70.4%
Connectivity Group	1,902	5,985	(4,083)	(68.2)%

Total Revenue	$19,508	$26,147	$(6,639)	(25.4)%
     High-Power Group. The decrease in High-Power Group revenue was primarily due to declines in sales to OEMs and retailers and distributors. Overall sales of OEM–specific, high-power products decreased by $3.4 million, or 55.7%, to $2.7 million during the three months ended June 30, 2007 as compared to $6.1 million during the three months ended June 30, 2006. Specifically, sales to Dell decreased by $3.8 million, to $399,000 for the three months ended June 30, 2007 from $4.2 million for the three months ended June 30, 2006. We do not expect to receive significant additional orders for our power products from Dell, as Dell has selected a different sourcing solution. Sales to Lenovo increased by $285,000, to $2.1 million for the three months ended June 30, 2007 from $1.8 million for the three months ended June 30, 2006. We have been notified by Lenovo that they have also selected a different sourcing solution for their combination AD/DC power adapter. Accordingly, we do not anticipate additional orders for our power products from Lenovo beyond the third quarter of 2007. Sales of high-power products developed specifically for private-label resellers decreased by $380,000, or 5.4%, to $7.0 million during the three months ended June 30, 2007 as compared to $7.3 million during the three months ended June 30, 2006, due primarily to decreased sales to Targus during the three months ended June 30, 2007. Sales of iGo branded high-power products to retailers and distributors, decreased by $2.0 million, or 60.6% to $1.3 million during the three months ended June 30, 2007 as compared to $3.3 million during the three months ended June 30, 2006, due primarily to reduced sales of high-power products to RadioShack, Ingram Micro and Brookstone during the three months ended June 30, 2007.

     Low-Power Group. The increase in Low-Power Group revenue was primarily due to continued sales growth of our family of low-power and keyboard products as a result of what we believe to be increased consumer awareness and further market penetration of our products and technology. Sales of iGo branded low-power products to RadioShack increased by $1.5 million, or 50.0%, to $4.5 million during the three months ended June 30, 2007 as compared to $3.0 million during the three months ended June 30, 2006. Sales of low-power products to other customers increased by approximately $434,000, or 62.5%, to $1,128,000 during the three months ended June 30, 2007 as compared to $694,000 during the three months ended June 30, 2006. Sales of foldable keyboard products, a product line that was acquired in May 2006, contributed $974,000 to Low-Power Group revenue for the three months ended June 30, 2007, compared to $167,000 for the three months ended June 30, 2006. Our low-power strategy is to gain further market penetration into mobile wireless carriers, distributors and retailers through our own sales efforts, as well as those of our primary low-power distributor, Superior Communications.
     Connectivity Group. During 2006, we experienced a significant decrease in business from our primary customer for handheld cradle products. As a result of this decline in business and in order to allow us to focus our limited resources on strategic growth of our Low-Power Group and High-Power Group business segments, in early 2007, we entered into three separate transactions to divest of the expansion and docking products and handheld products that comprised the Connectivity Group. See — “Recent Developments” for more information. Connectivity Group revenue includes $1.9 million in Mission Technology Group’s sales of docking and expansion products for the three months ended June 30, 2007. Compared to the three months ended June 30, 2006, expansion and docking revenue increased by $500,000. We recorded no revenue from sales of handheld hardware products during the three months ended June 30, 2007, as compared to $4.4 million for the three months ended June 30, 2006.
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

	Three Months	Three Months	Increase (decrease)	Percentage change from
	Ended	Ended	from same period in	the same period in the
	June 30, 2007	June 30, 2006	the prior year	prior year
Cost of revenue	$17,389	$18,581	$(1,192)	(6.4)%
Gross profit	$2,119	$7,566	$(5,447)	(72.0)%
Gross margin	10.9%	28.9%	(18.0)%	(62.3)%
     The decrease in cost of revenue was primarily due to the 25.4% volume decrease in revenue, combined with the impact of increased indirect product overhead expenses. Indirect product overhead expenses increased by $3.1 million, or 114.8%, to $5.8 million during the three months ended June 30, 2007 as compared to $2.7 million during the three months ended June 30, 2006, despite reduced sales volumes. The increase in indirect product overhead costs compared to lower sales revenue is due primarily to charges taken for excess and or obsolete low-power and keyboard inventories and the liability recorded related to commitments to long-lead components not expected to be consumed totaling $4.4 million during the three months ended June 30, 2007, compared to $715,000 for the three months ended June 30, 2006. Excluding these charges, indirect product overhead expenses decreased $575,000 for the three months ended June 30, 2007, compared to the same period for 2006, primarily from the savings associated with the sale of the handheld hardware business to CradlePoint in March 2007. As a result of these factors, cost of revenue as a percentage of revenue increased to 89.1% for the three months ended June 30, 2007 from 71.1% for the three months ended June 30, 2006.
     Sales and marketing. Sales and marketing expenses generally consist of salaries, commissions and other personnel-related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. The following table summarizes the year-over-year comparison of our sales and marketing expenses for the periods indicated (amounts in thousands):

	Three Months	Three Months	Increase	Percentage change
	Ended	Ended	from same period	from the same period
	June 30, 2007	June 30, 2006	in the prior year	in the prior year
Sales and marketing	$2,685	$2,256	$429	19.0%
     The increase in sales and marketing expenses primarily resulted from an increased investment in advertising campaigns of approximately $251,000 and an increase in website development expenses of approximately $115,000. As a percentage of revenue, sales and marketing expenses increased to 13.8% for the three months ended June 30, 2007 from 8.6% for the three months ended June 30, 2006.
     Research and development. Research and development expenses consist primarily of salaries and personnel-related costs, outside consulting, lab costs and travel-related costs of our product development group. The following table summarizes the year-over-year comparison of our research and development expenses for the periods indicated (amounts in thousands):

	Three Months	Three Months	Decrease from	Percentage change from
	Ended	Ended	same period	the same period in the
	June 30, 2007	June 30, 2006	in the prior year	prior year
Research and development	$1,457	$1,897	$(440)	(23.2)%
     The decrease in research and development expenses primarily resulted from reduced investment in development of handheld hardware and docking and expansion products in connection with our disposition of those product lines. As a percentage of revenue, research and development expenses increased to 7.5% for the three months ended June 30, 2007 from 7.3% for the three months ended June 30, 2006.
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

	Three Months	Three Months	Increase	Percentage change
	Ended	Ended	from same period	from the same period
	June 30, 2007	June 30, 2006	in the prior year	in the prior year
General and administrative	$4,744	$2,424	$2,320	95.7%
     The increase in general and administrative expenses primarily resulted from a recovery under our directors’ and officers’ liability insurance policy of $1.5 million during the three months ended June 30, 2006 in connection with legal fees that had been incurred and expensed in prior periods. Also contributing to the increase were costs of $614,000 relating to the retirement of our former Chief Executive Officer and an increase of $437,000 in non-cash equity compensation, primarily resulting from accelerated vesting of restricted stock units in connection with the retirement of our former Chief Executive Officer. General and administrative expenses as a percentage of revenue increased to 24.3% for the three months ended June 30, 2007 from 9.3% for the three months ended June 30, 2006.
     Interest income (expense) net. During the three months ended June 30, 2007, we earned $289,000 of net interest income, compared to net interest income of $315,000 during the three months ended June 30, 2006. The decrease in net interest income is primarily the result of reductions in investments.
     Gain on disposal of assets and other income (expense) net. Gain on disposal of assets and other income (expense), net was $1.8 million for the three months ended June 30, 2007 and $1,000 for the three months ended June 30, 2006. During the three months ended June 30, 2007, we recorded a gain on the sale of intellectual property assets, net of loss on the disposal of related license assets in the amount of $1.6 million. Also included in other income for the three months ended June 30, 2007 was $105,000 of gain realized relating the sale of handheld software assets in 2004. We had recorded a deferred gain of $881,000 in connection with this transaction. Our collections against the notes receivable in this transaction exceeded the amount of deferred gain during the quarter ended June 30, 2007. We will continue to recognize portions of the remaining deferred gain as we receive further collections against the related notes receivable.
     Minority interest. Minority interest represents the portion of our net earnings which is attributable to the collective ownership interests of minority investors. As previously discussed, we have included the operating results of Mission, in which we maintain a 15% equity interest, in our consolidated financial statements. Minority interest represents the 85% share in the net earnings of Mission held by other owners.
     Income taxes. No provision for income taxes was required for the three months ended June 30, 2007 and 2006. Based on historical operating losses and projections for future taxable income, it is more likely than not that we will not fully realize the benefits of the net operating loss carryforwards. We have not, therefore, recorded a tax benefit from our net operating loss carryforwards for either of the three months ended June 30, 2007 or June 30, 2006.

Comparison of Six months Ended June 30, 2007 and 2006
     Revenue. Revenue generally consists of sales of products, net of returns and allowances. To date, our revenues have come predominantly from power adapters, handheld products, expansion and docking products, and accessories. The following table summarizes the year-over-year comparison of our revenue for the periods indicated (amounts in thousands):

	Six months	Six months	Increase/(decrease)	Percentage change
	Ended	Ended	from same period	from the same period
	June 30, 2007	June 30, 2006	in the prior year	in the prior year
High-Power Group	$24,334	$30,330	$(5,996)	(19.8)%
Low-Power Group	10,744	6,511	4,233	65.0%
Connectivity Group	3,293	12,143	(8,850)	(72.9)%

Total Revenue	$38,371	$48,984	$(10,613)	(21.7)%
     High-Power Group. The decrease in High-Power Group revenue was primarily due to declines in sales to OEMs and retailers and distributors. Overall sales of OEM–specific, high-power products decreased by $3.6 million, or 32.0%, to $7.7 million during the six months ended June 30, 2007 as compared to $11.3 million during the six months ended June 30, 2006. Specifically, sales to Dell decreased by $4.6 million, to $3.2 million for the six months ended June 30, 2007 from $7.7 million for the six months ended June 30, 2006. We do not expect to receive significant additional orders for our power products from Dell, as Dell has selected a different sourcing solution. Sales to Lenovo increased by $1.1 million, to $4.1 million for the six months ended June 30, 2007 from $3.0 million for the six months ended June 30, 2006. We have been notified by Lenovo that they have also selected a different sourcing solution for their combination AD/DC power adapter. Accordingly, we do not anticipate additional orders for our power products from Lenovo beyond the third quarter of 2007. Sales of high-power products developed specifically for private-label resellers decreased by $725,000, or 5.4%, to $12.6 million during the six months ended June 30, 2007 as compared to $13.4 million during the six months ended June 30, 2006, due primarily to decreased sales to Targus during the six months ended June 30, 2007. Sales of iGo branded high-power products to retailers and distributors, decreased by $1.8 million, or 31.6% to $3.9 million during the six months ended June 30, 2007 as compared to $5.7 million during the six months ended June 30, 2006, due primarily to reduced sales of high-power products to RadioShack during the six months ended June 30, 2007.
     Low-Power Group. The increase in Low-Power Group revenue was primarily due to continued sales growth of our family of low-power and keyboard products as a result of what we believe to be increased consumer awareness and further market penetration of our products and technology. Sales of iGo branded low-power products to RadioShack increased by $2 million, or 37.7%, to $7.3 million during the six months ended June 30, 2007 as compared to $5.3 million during the six months ended June 30, 2006. Sales of low-power products to other customers increased by approximately $300,000, or 21.4%, to $1.7 million during the six months ended June 30, 2007 as compared to $1.4 million during the six months ended June 30, 2006. Sales of foldable keyboard products, a product line that was acquired in May 2006, contributed $1.8 million to Low-Power Group revenue for the six months ended June 30, 2007, compared to $167,000 for the six months ended June 30, 2006, as a result of our acquisition of this product line from Think Outside, Inc., which occurred in May 2006. Our low-power strategy is to gain further market penetration into mobile wireless carriers, distributors and retailers through our own sales efforts, as well as those of our primary low-power distributor, Superior Communications.
     Connectivity Group. During 2006, we experienced a significant decrease in business from our primary customer of handheld cradle products. As a result of this decline in business and in order to allow us to focus our limited resources on strategic growth of our Low-Power Group and High-Power Group business segments, in early 2007, we entered into three separate transactions to divest of the expansion and docking products and handheld products that comprised the Connectivity Group. See - “Recent Developments” for more information. Connectivity Group revenue includes $1.9 million in Mission Technology Group’s sales of docking and expansion products for the six months ended June 30, 2007. Compared to the six months ended June 30, 2006, expansion and docking revenue increased by $140,000. Revenue from sales of handheld hardware products during the six months ended June 30, 2007 was $204,000, as compared to $9.0 million for the six months ended June 30, 2006.

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

	Six months	Six months
	Ended	Ended	Increase (decrease)	Percentage change from
	June 30,	June 30,	from same period in	the same period in the
	2007	2006	the prior year	prior year
Cost of revenue	$30,846	$34,461	$(3,615)	(10.5)%
Gross profit	$7,525	$14,523	$(6,998)	(48.2)%
Gross margin	19.6%	29.6%	(10.0)%	(33.8)%
     The decrease in cost of revenue is primarily due to the 21.7% volume decrease in revenue, combined with the impact of increased indirect product overhead expenses. Indirect product overhead expenses increased by $3.0 million, or 57.7%, to $8.2 million during the six months ended June 30, 2007 as compared to $5.2 million during the six months ended June 30, 2006, despite reduced sales volumes. The increase in indirect product overhead costs compared to lower sales revenue is due primarily to charges taken for excess and or obsolete low-power and keyboard inventories and the liability recorded related to commitments to long-lead components not expected to be consumed totaling $4.7 million during the six months ended June 30, 2007, compared to $1.1 million for the six months ended June 30, 2006. Excluding these charges, indirect product overhead expenses decreased $447,000 for the six months ended June 30, 2007 compared to the same period for 2006, primarily from the savings associated with the sale of the handheld hardware business to CradlePoint in March 2007. As a result of these factors, cost of revenue as a percentage of revenue increased to 80.4% for the six months ended June 30, 2007 from 70.4% for the six months ended June 30, 2006.
     Sales and marketing. Sales and marketing expenses generally consist of salaries, commissions and other personnel-related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. The following table summarizes the year-over-year comparison of our sales and marketing expenses for the periods indicated (amounts in thousands):

	Six months	Six months	Increase	Percentage change
	Ended	Ended	from same period	from the same period
	June 30, 2007	June 30, 2006	in the prior year	in the prior year
Sales and marketing	$5,442	$4,285	$1,157	27.0%
     The increase in sales and marketing expenses primarily resulted from an increased investment in advertising campaigns of approximately $593,000 and an increase in website development expenses of approximately $144,000. The increase is also partially attributable to an increase in sales personnel expenses of approximately $313,000 in connection with the addition of new sales and marketing professionals. As a percentage of revenue, sales and marketing expenses increased to 14.2% for the six months ended June 30, 2007 from 8.7% for the six months ended June 30, 2006.
     Research and development. Research and development expenses consist primarily of salaries and personnel-related costs, outside consulting, lab costs and travel-related costs of our product development group. The following table summarizes the year-over-year comparison of our research and development expenses for the periods indicated (amounts in thousands):

	Six months	Six months	Decrease from	Percentage change from
	Ended	Ended	same period	the same period in the
	June 30, 2007	June 30, 2006	in the prior year	prior year
Research and development	$3,134	$3,770	$(636)	(16.9)%
     The decrease in research and development expenses primarily resulted from reduced investment in development of handheld hardware and docking and expansion products in connection with our disposition of those product lines. As a percentage of revenue, research and development expenses increased to 8.2% for the six months ended June 30, 2007 from 7.7% for the six months ended June 30, 2006.
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

	Six months	Six months	Increase	Percentage change
	Ended	Ended	from same period	from the same period
	June 30, 2007	June 30, 2006	in the prior year	in the prior year
General and administrative	$8,330	$6,815	$1,515	22.2%
     The increase in general and administrative expenses primarily resulted from a recovery under our directors’ and officers’ liability insurance policy of $1.5 million during the six months ended June 30, 2006 in connection with legal fees that had been incurred and expensed in prior periods. Also contributing to the increase in general and administrative expenses was the $614,000 expense related to the retirement of our former Chief Executive Officer and an increase of $437,000 in non-cash equity compensation, primarily resulting from accelerated vesting of restricted stock units in connection with the retirement of our former Chief Executive Officer. These increases were offset, in part, by decreases in outside legal expenses of approximately $530,000 and a decrease in professional accounting fees of $220,000. General and administrative expenses as a percentage of revenue increased to 21.7% for the six months ended June 30, 2007 from 13.9% for the six months ended June 30, 2006.
     Interest income (expense) net. During the six months ended June 30, 2007, we earned $556,000 of net interest income, compared to net interest income of $618,000 during the six months ended June 30, 2006. The decrease in net interest income is primarily the result of reductions in investments.
     Gain on disposal of assets and other income (expense) net. Gain on disposal of assets and other income (expense), net was $1.8 million for the six months ended June 30, 2007 and $1,000 for the six months ended June 30, 2006. During the six months ended June 30, 2007, we recorded a gain on the sale of intellectual property assets, net of loss on the disposal of related license assets in the amount of $1.6 million. Also included in other income for the six months ended June 30, 2007 was $155,000 of gain realized from the sale of handheld software assets in 2004. We had recorded a deferred gain of $881,000 in connection with this transaction. Our collections against the notes receivable in this transaction exceeded the amount of deferred gain during the quarter ended June 30, 2007. We will continue to recognize portions of the remaining deferred gain as we receive further collections against the related notes receivable.
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
     Minority interest. Minority interest represents the portion of our net earnings which is attributable to the collective ownership interests of minority investors. As previously discussed, we have included the operating results of Mission, in which we maintain a 15% equity interest, in our consolidated financial statements. Minority interest represents the 85% share in the net earnings of Mission held by other owners.
     Income taxes. No provision for income taxes was required for the six months ended June 30, 2007 and 2006. Based on historical operating losses and projections for future taxable income, it is more likely than not that we will not fully realize the benefits of the net operating loss carryforwards. We have not, therefore, recorded a tax benefit from our net operating loss carryforwards for either of the six months ended June 30, 2007 or June 30, 2006.
Operating Outlook
     Following a thorough evaluation of all aspects of our business, we have made the following strategic changes, which will impact our future operations:
•	Termination of Motorola Sales Representative Agreement – We terminated the sales representative and distribution agreements that we had previously entered into with Motorola, Inc. in March 2005. As a result of the termination of these agreements, Motorola will forgo its right to receive a 24.5% share of the net profit generated from our sale of power products for low-power mobile electronic devices.

•	Organizational Restructuring – We reduced our total headcount by approximately 20% in July 2007. The reduction in headcount reflects our commitment to more disciplined processes and an increased focus on our most attractive and profitable opportunities. We expect to record a restructuring charge of approximately $400,000 in the third quarter of 2007 related to the reduction in workforce. We estimate that the restructuring action and other expense cuts in non-strategic areas will reduce total operating expenses by approximately $1 million per quarter beginning in the fourth quarter of 2007. The reduction in the fourth quarter of 2007 will be offset in part by an anticipated increase in outside legal expense related to intellectual property litigation that we recently initiated.

•	Focus on High-Volume SKUs – We intend to reduce the number of SKUs we currently offer to eliminate low-volume products, such as customer-specific packaging options with limited distribution. In addition, we will focus on offering compatible tips only for those mobile electronic devices that meet specific sales volume criteria and will discontinue tips for devices that fall below that threshold. We have determined that we can significantly reduce the number of tip SKUs currently offered and still maintain compatibility with approximately 94% of consumer electronics devices in product categories currently supported. The reduction in SKUs is expected to decrease our engineering expenses and facilitate improved inventory management. The decision to reduce SKUs significantly contributed to the inventory write-down recorded in the second quarter of 2007.

•	Focus Marketing Expense on Sell-Through Initiatives – We intend to discontinue expenditures on national advertising campaigns that have not proven to positively impact sales. Future marketing expenditures will be focused on efforts that directly support sell-through of our products to end-users, including co-op advertising plans with major customers in the retail and wireless carrier channels, in-store merchandising and training of store sales personnel.
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
Liquidity and Capital Resources
     The following table sets forth for the period presented certain consolidated cash flow information (amounts in thousands):

	Six Months Ended June 30,
	2007	2006
Net cash provided by (used in) operating activities	$2,940	$(7,957)
Net cash provided by investing activities	6,403	10,091
Net cash provided by (used in) financing activities	(1,966)	557
Foreign currency exchange impact on cash flow	5	31

Increase in cash and cash equivalents	$7,382	$2,722

Cash and cash equivalents at beginning of period	$9,201	$13,637

Cash and cash equivalents at end of period	$16,583	$16,359

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
•	Net cash provided by operating activities. Cash was provided by operating activities for the six months ended June 30, 2007 primarily as a result of collections of accounts receivable and sales of inventories, partially offset by use of cash to pay suppliers. Later in 2007, we expect to use cash in operating activities as we expect to incur operating losses, with non-cash items and changes in working capital to have a relatively neutral effect on cash flows. Our consolidated cash flow operating metrics are as follows:

	June 30,
	2007	2006
Days outstanding in ending accounts receivable (“DSOs”)	86	87
Inventory turns	11	5
The decrease in DSOs at June 30, 2007 compared to June 30, 2006, was primarily due to the timing of payments received from our large private-label reseller customer, Targus. We expect DSOs to improve during 2007 as we expect to improve collections from Targus. The increase in inventory turns was primarily due to excess and obsolete inventory charges recorded during 2007 and during the fourth quarter of 2006 relating to our Connectivity, low-power and keyboard inventories. We expect to manage inventory growth during 2007 and we expect inventory turns to continue to improve as we focus on our strategy to grow low-power and high-power revenues in 2007.

•	Net cash provided by investing activities. For the six months ended June 30, 2007, net cash was provided by investing activities as we generated proceeds from the sale of investments of $5.1 million. We also generated proceeds from the sale of intellectual property assets of $1.9 million, partially offset by the purchase of property and equipment. We anticipate future investment in capital equipment, primarily for tooling equipment to be used in the production of new products.

•	Net cash used in financing activities. Net cash was used in financing activities for the six months ended June 30, 2007, primarily as a result of our repurchase of 689,656 shares of our common stock at a total price of $2.1 million. Although we expect to generate cash flows from operations sufficient to support our operations, we may issue additional shares of stock in the future to generate cash for growth opportunities. We may also elect to use cash to repurchase shares of our common stock in the future.
     As of June 30, 2007, we had approximately $96 million of federal, foreign and state net operating loss carryforwards which expire at various dates. We anticipate that the sale of common stock in our initial public offering coupled with prior sales of common stock will cause an annual limitation on the use of our net operating loss carryforwards pursuant to the change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended. This limitation is expected to have a material effect on the timing of our ability to use the net operating loss carryforward in the future. Additionally, our ability to use the net operating loss carryforward is dependent upon our level of future profitability, which currently cannot be determined.
     Financing Facilities. In July 2006, we entered into a $10.0 million bank line of credit. The line bears interest at prime or LIBOR plus 2%, and requires monthly interest only payments, with final payment of interest and principal due on July 27, 2008. In addition, we pay a quarterly facility fee of 12.5 basis points on any unused portion of the revolving loan commitment. The line of credit is secured by all of our assets and contains customary restrictive and financial covenants, including financial covenants (which became effective on March 31, 2007) requiring minimum EBITDA levels which are typical of agreements of this type, as well as customary events of default. The obligations of the lender to make advances under the credit agreement are subject to the ongoing accuracy of our representations and warranties under the credit agreement and the absence of any events which would be defaults or constitute a material adverse effect. Under the terms of the line of credit, we can borrow up to 80% of eligible accounts receivable and up to 25% of eligible inventory. At June 30, 2007, we had no borrowings outstanding under this facility. Based on our trailing twelve-month EBITDA, we were not in compliance with the minimum EBITDA covenant as of June 30, 2007. We have obtained a financial covenant waiver from our bank as of June 30, 2007.

     Contractual Obligations. In our day-to-day business activities, we incur certain commitments to make future payments under contracts such as operating leases and purchase orders. Maturities under these contracts are set forth in the following table as of June 30, 2007 (amounts in thousands):

	Payment due by period
	2007	2008	2009	2010	2011	More than 5 years
Operating lease obligations	$444	$492	$19	$—	$—	$—
Inventory Purchase obligations	15,264	—	—	—	—	—
Other long-term obligations	—	—	—	—	—	—

Totals	$15,708	$492	$19	$—	$—	$—

     Off-Balance Sheet Arrangements. We have no off-balance sheet financing arrangements.
     Acquisitions and Dispositions. In the past, we have made acquisitions of other companies to complement our product offerings and expand our revenue base. In May 2006, we acquired the assets of the foldable keyboard business from Think Outside, Inc. for $2.5 million, which consideration was paid entirely by the issuance of 362,740 shares of our common stock.
     In February 2007, we entered into three separate transactions to sell the assets of our Connectivity Group. We entered into an agreement to sell intellectual property assets for $1.85 million. We entered into an agreement to sell substantially all of the assets of the docking and expansion product line, including cash of $925,000, for approximately $3.9 million in notes receivable and a 15% fully-diluted equity interest in the acquirer. We sold the assets of the handheld hardware product line for $50,000 in cash, $250,000 in a short-term receivable, $1.5 million in notes receivable, 5% of the acquirer’s revenues for five years, with a minimum payment of $300,000 due within three years, and 100% of the first $200,000, and 50% thereafter, of any sales beyond the first $1.8 million of inventory purchased by the acquirer at the closing. For more information, please see “Recent Developments.”
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
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 were effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements. See Note 8 to the condensed consolidated financial statements for further discussion of the Company’s adoption of FIN 48.
     In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“the FSP”). The FSP provides guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under the FSP, a tax position could be effectively settled on completion of examination by a taxing authority if the entity does not intend to appeal or litigate the result and it is remote that the taxing authority would examine or re-examine the tax position. Application of the FSP shall be upon the initial adoption date of FIN 48. The FSP did not have a material impact on the Company’s consolidated financial statements.
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
     See “Liquidity and Capital Resources” for further discussion of our financing facilities and capital structure. Market risk, calculated as the potential change in fair value of our cash and cash equivalents and line of credit resulting from a hypothetical 1.0% (100 basis point) change in interest rates, was not material at June 30, 2007.
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures — We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating our controls and procedures. With the participation of the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2007, and concluded that our disclosure controls and procedures were effective.

     Changes in Internal Control Over Financial Reporting — There were no changes in our internal control over financial reporting during the three months ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On August 26, 2004, the Company and iGo Direct Corporation, the Company’s wholly-owned subsidiary, filed a complaint against Twin City Fire Insurance Co. in the United States District Court for the District of Nevada, Case No. CV-N-04-0460-HDM-RAM. The complaint alleges several causes of action in connection with Twin City’s refusal to cover, under director and liability insurance policies issued to iGo by Twin City, fees and expenses incurred in connection with the defense of certain former officers of iGo relating to an SEC matter that arose prior to the Company’s acquisition of iGo Corporation in September 2002. Twin City filed an answer to this complaint on September 20, 2004. On January 10, 2005, the Company filed a motion for summary judgment seeking an order from the court that, as a matter of law, Twin City breached, and continues to breach, its obligations under the director and liability insurance policies. On July 26, 2005, the court denied the Company and iGo Direct Corporation’s motion for summary judgment, without prejudice. On October 21, 2005, the Company and iGo Direct Corporation again filed a motion for summary judgment seeking an order from the court that, as a matter of law, Twin City breached, and continues to breach, its obligations under the director and liability insurance policies. On February 27, 2006, Twin City filed a memorandum in opposition to the Company and iGo Direct Corporation’s motion for summary judgment and filed its own cross-motion for summary judgment. On June 30, 2006, the Company and iGo Direct Corporation filed a memorandum in support of its motion for summary judgment and opposition to Twin City’s motion for summary judgment. Twin City, on May 1, 2006, filed a reply in support of its motion for summary judgment. The parties mutually agreed to postpone the previously scheduled oral argument hearing on these motions and a new hearing date has not yet been set. The Company and iGo Direct Corporation will continue to vigorously pursue their claims in this action.
     On May 30, 2007, American Power Conversion (“APC”) filed a complaint for declaratory relief against the Company in the United States District Court for the District of Massachusetts, Case No. 07 CA 11012 RWZ. APC indicated in its complaint that, by virtue of various letters sent by, or on behalf of the Company, to APC and various of its customers regarding the Company’s patents, APC was in reasonable apprehension of a patent infringement suite relating to the Company’s patents. Under the complaint, APC is seeking a declaration that it does not infringe any valid claim of the Company’s patents, that the Company’s patents are invalid, and that APC should be awarded its attorneys’ fees and expenses in this action. On July 20, 2007, the Company filed a motion to dismiss, transfer or stay this lawsuit. In this motion, the Company contends that APC’s claims should be litigated in the United States District Court for the Eastern District of Texas along with the infringement claims that the Company asserts against APC in the lawsuit that the Company filed against APC in that court on May 31, 2007.
     On May 31, 2007, the Company filed a complaint for patent infringement against APC in the United States District Court for the Eastern District of Texas, Case No. 5:07cv83. The Company asserts in the complaint that APC has offered for sale, sold, and continues to sell, adapters and related cables that infringe upon the Company’s U.S. Patent Nos. 5,347,211; 6,064,177; 6,643,158; 6,650,560; 6,775,163; 6,976,885; and 7,153,169. The Company, in its complaint, is seeking to enjoin APC from further infringement of the patents as well as compensatory and treble damages and reimbursement of attorneys’ fees and expenses associated with this action. On June 18, 2007, APC filed a motion to transfer this lawsuit to the United States District Court for the District of Massachusetts. On July 27, 2007, Mobility filed a sur-reply to APC’s motion to transfer.
     On June 8, 2007, the Company filed a complaint for patent infringement against Comarco, Inc. and Comarco Wireless Technologies, Inc. (“Comarco”) in the United States District Court for the Eastern District of Texas, Case No. 5:07cv84. The Company asserts in the complaint that Comarco’s line of universal power adapters for mobile electronic devices infringe upon the Company’s patented intelligent tip architecture. Specifically, the Company alleges that Comarco’s products infringe U.S. Patent Nos. 6,976,885 and 7,153,169. The Company, in its complaint, is seeking to enjoin Comarco from further infringement of the patents as well as compensatory and treble damages and reimbursement of attorneys’ fees and expenses associated with this action. On August 1, 2007, Comarco filed an answer denying the Company’s claims and asserting counterclaims against the Company for breach of contract under a settlement agreement executed between the parties in July 2003 and infringement of Comarco’s U.S. Patent No. 6,172,884. Comarco, in its answer and counterclaim, is seeking a declaration that it has not infringed the Company’s patents, a declaration that such patents are invalid and unenforceable, a declaration that the Company has breached the terms of the parties settlement agreement, and injunctive relief against the Company from further infringement of Comarco’s patent, as well as compensatory and treble damages and reimbursement of attorneys’ fees and expenses associated with this action.

     We are from time to time involved in various legal proceedings other than those set forth above incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on our business, financial condition, results of operations or liquidity.
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I. “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from the disclosure included in our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Maximum
Number (or
Approximated
Dollar Value) of
			Total Number of	Shares that may
			Shares Purchased as	yet be Purchased
	Total Number of	Average Price Paid	Part of a Publicly	Under the Plan
Period	Shares Purchased	Per Share	Announced Plan (1)	or Program (1)
April 1 – 30, 2007	—	—	—	—
May 1 – 31, 2007	689,656	$3.11	—	—
June 1 – 30, 2007	—	—	—	—

Total	689,656	$3.11	—	—

(1)	All of the shares were purchased in a privately-negotiated transaction and not part of any plan or program.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our annual meeting of stockholders was held on June 11, 2007, at which meeting our stockholders voted in favor of the re-election of Larry M. Carr as a Class I member of our Board of Directors to serve until the 2010 annual meeting of stockholders, or until his successor has been elected and qualified. No other matters were submitted to a vote of stockholders at the annual meeting. The following chart indicates the number of votes cast with respect to the one matter submitted to a vote at the annual meeting:

Nominee	For	Withheld Authority
Larry M. Carr	26,487,770	285,423
     Jerre L. Stead did not stand for re-election as a member of our Board of Directors. The terms of the other members of our Board of Directors, specifically Michael D. Heili, Jeffrey R. Harris, William O. Hunt and Robert W. Shaner, continued after the meeting.
ITEM 5. OTHER INFORMATION
     We have a policy governing transactions in our securities by directors, officers, employees and others which permits these individuals to enter into trading plans complying with Rule 10b5-l under the Securities Exchange Act of 1934, as amended. We have been advised that Jeffrey R. Harris, one of our non-employee directors, entered into a trading plan during the second quarter of 2007, and Darryl S. Baker, our Vice President, Chief Accounting Officer and Controller, amended his existing trading plan during the third quarter of 2007, each in accordance with Rule 10b5-l and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our Company.
     We anticipate that, as permitted by Rule 10b5-l and our policy governing transactions in our securities, some or all of our directors, officers and employees may establish trading plans in the future. We intend to disclose the names of executive officers and directors who establish a trading plan in compliance with Rule 10b5-l and the requirements of our policy governing transactions in our securities in our future quarterly and annual reports on Form 10-Q and 10-K filed with the Securities and Exchange Commission. We undertake no obligation, however, to update or revise the information provided herein, including for revision or termination of an established trading plan, other than in such quarterly and annual reports.
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

MOBILITY ELECTRONICS, INC.
Dated: August 9, 2007	By:	/s/ Michael D. Heil
Michael D. Heil
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

	By:	/s/ Joan W. Brubacher
Joan W. Brubacher
Executive Vice President and Chief Financial Officer and Authorized Officer of Registrant (Principal Financial Officer)

	By:	/s/ Darryl S. Baker
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