Form 10-Q
period 2007-09-30
MOBILITY ELECTRONICS INC
filed 2007-11-09
CIK 1075656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
YES ☐            NO ☑
At November 8, 2007, there were 31,427,253 shares of the Registrant’s Common Stock outstanding.

MOBILITY ELECTRONICS, INC.
FORM 10-Q

i

PART I            FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$17,893	$9,201
Short-term investments	4,092	8,142
Accounts receivable, net	16,856	20,855
Inventories	5,386	12,350
Prepaid expenses and other current assets	529	406

Total current assets	44,756	50,954
Property and equipment, net	2,631	2,980
Goodwill	3,912	3,912
Intangible assets, net	2,623	3,095
Long-term investments	558	4,636
Notes receivable and other assets	1,624	287

Total assets	$56,104	$65,864

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,134	$12,010
Accrued expenses and other current liabilities	3,490	3,067
Deferred revenue	1,305	1,357
Current portion of non-current liabilities	—	25

Total current liabilities	13,929	16,459
Minority interest	187	—

Total liabilities	$14,116	$16,459

Stockholders’ equity:
Common stock	314	317
Additional paid-in capital	167,569	167,436
Accumulated deficit	(126,097)	(118,527)
Accumulated other comprehensive income	202	179

Total stockholders’ equity	41,988	49,405

Total liabilities and stockholders’ equity	$56,104	$65,864

See accompanying notes to unaudited condensed consolidated financial statements.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue	$19,039	$24,170	$57,410	$73,155
Cost of revenue	13,334	17,246	44,179	51,708

Gross profit	5,705	6,924	13,231	21,447

Operating expenses:
Sales and marketing	2,242	3,742	7,683	8,027
Research and development	1,169	1,936	4,303	5,706
General and administrative	3,380	3,230	11,711	10,045
Asset impairment	—	8,073	—	8,073

Total operating expenses	6,791	16,981	23,697	31,851

Loss from operations	(1,086)	(10,057)	(10,466)	(10,404)

Other income (expense):
Interest income, net	291	313	847	930
Litigation settlement expense	—	—	—	(250)
Gain on disposal of assets and other income, net	95	1	2,235	22

Loss before minority interest	(700)	(9,743)	(7,384)	(9,702)
Minority interest	(60)	—	(187)	—

Net loss	$(760)	$(9,743)	$(7,571)	$(9,702)

Net loss per share:
Basic and diluted	$(0.02)	$(0.31)	$(0.24)	$(0.31)

Weighted average common shares outstanding:
Basic and diluted	31,391	31,651	31,568	31,290

See accompanying notes to unaudited condensed consolidated financial statements.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(7,571)	$(9,702)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Minority interest	187	—
Provision for accounts receivable and sales returns and credits	421	500
Depreciation and amortization	1,507	1,612
Stock compensation expense	2,214	1,424
Impairment of goodwill	—	6,895
Impairment of intangible assets	—	690
Impairment of property and equipment	—	488
Impairment of tooling equipment	—	31
Gain on sale of intellectual property assets, net	(1,588)	—
Changes in operating assets and liabilities:
Accounts receivable	3,578	(4,941)
Inventories	6,964	(2,163)
Prepaid expenses and other assets	(1,799)	912
Accounts payable	(3,083)	(4,733)
Accrued expenses and other current liabilities	372	(2,190)

Net cash provided by (used in) operating activities	1,202	(11,177)

Cash flows from investing activities:
Purchase of property and equipment	(609)	(1,335)
Proceeds from the sale of intellectual property assets	1,850	—
Sale of investments	8,135	10,249
Purchase of investments	—	(1,700)

Net cash provided by investing activities	9,376	7,214

Cash flows from financing activities:
Payment of non-current liabilities	(25)	(25)
Repurchase of common stock	(2,147)	—
Net proceeds from issuance of common stock and exercise of options and warrants	269	687

Net cash provided by (used in) financing activities	(1,903)	662

Effects of exchange rate changes on cash and cash equivalents	17	44

Net increase (decrease) in cash and cash equivalents	8,692	(3,257)
Cash and cash equivalents, beginning of period	9,201	13,637

Cash and cash equivalents, end of period	$17,893	$10,380

See accompanying notes to unaudited condensed consolidated financial statements.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Basis of Presentation
     The accompanying condensed consolidated financial statements include the accounts of Mobility Electronics, Inc. and its wholly-owned subsidiaries, Mobility California, Inc., Mobility Idaho, Inc., Mobility 2001 Limited, Mobility Texas Inc., and iGo Direct Corporation, and as of April 16, 2007, the accounts of Mission Technology Group, Inc. (“Mission Technology Group”), in which Mobility California, Inc. holds a 15% equity interest (collectively, “Mobility” or the “Company”). The accounts of Mission Technology Group are consolidated pursuant to Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). Refer to Note 13 for further discussion of FIN 46R. All significant intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.
     The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles, pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying condensed consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2006 included in the Company’s Form 10-K, filed with the SEC. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of results to be expected for the full year or any other period.
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
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 were effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements. See Note 8 to the condensed consolidated financial statements for further discussion of the Company’s adoption of FIN 48.
     In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (the “FSP”). The FSP provides guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under the FSP, a tax position could be effectively settled on completion of examination by a taxing authority if the entity does not intend to appeal or litigate the result and it is remote that the taxing authority would examine or re-examine the tax position. Application of the FSP shall be upon the initial adoption date of FIN 48.
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
     Stock-based compensation expense includes compensation expense, recognized over the applicable requisite service periods, for new share-based awards and for share-based awards granted prior to, but not yet vested as of, the Company’s adoption of SFAS 123R on January 1, 2006. At September 30, 2007, there was no unrecognized stock-based compensation cost related to non-vested stock options and non-vested stock-based compensation, net of estimated forfeitures, totaled $6,112,000 for restricted stock units. This expense for restricted stock units will be recognized over the remaining weighted average requisite service period which is approximately four years.
     For the nine months ended September 30, 2007, the Company recorded in general and administrative expense pre-tax charges of $65,000 associated with the expensing of stock options, due to a modification to a prior grant of stock options that resulted in a new measurement date for that option award. The Company used the Black-Scholes option valuation model to value the option award as of the new measurement date using the following assumptions: weighted average life of 2.6 years, risk free rate of 4.9%, volatility of 65%, and dividend rate of 0%. For the three and nine months ended September 30, 2006, the Company recorded in general and administrative expense pre-tax charges of $17,000 and $189,000 associated with the expensing of stock options and employee stock purchase plan activity.
     For the three and nine months ended September 30, 2007, the Company recorded in general and administrative expense pre-tax charges of $690,000 and $2,149,000 associated with the expensing of restricted stock unit activity. For the three and nine months ended September 30, 2006, the Company recorded in general and administrative expense pre-tax charges of $430,000 and $1,235,000 associated with the expensing of restricted stock unit activity.
     On January 31, 2006, the Company’s Board of Directors decided to eliminate its Employee Stock Purchase Plan effective April 1, 2006. During the three months ended September 30, 2006, 4,815 shares were issued under the Purchase Plan for net proceeds of $34,000.
     On June 11, 2007, pursuant to the terms of the employment agreement dated May 1, 2007 by and between the Company and Michael D. Heil, the Company’s newly elected director, chief executive officer and president, Mr. Heil was awarded 1,000,000 restricted stock units outside of the Company’s 2004 Directors Plan and 2004 Omnibus Plan as an inducement award without stockholder approval pursuant to Nasdaq Marketplace Rule 4350(i)(1)(A)(iv). Pursuant to the terms of Mr. Heil’s agreement, 500,000 of the restricted stock units will vest in increments of 125,000 shares per year effective on June 11, 2008, June 11, 2009, June 11, 2010 and June 11, 2011, or earlier, in full, upon a change in control of Mobility or, on a pro rata basis, upon Mr. Heil’s death, disability or termination without cause. The remaining 500,000 restricted stock units granted to Mr. Heil will vest in increments of 250,000, subject to the Company’s achievement of annual performance objectives for the 2009 and 2011 fiscal years, respectively. The 500,000 restricted stock units granted to Mr. Heil for which the vesting is subject to the Company’s achievement of future annual performance objectives will be valued and recorded if and when attainment of the performance goals is probable. During the current quarter, no expense was recognized for these performance based awards as the probability criteria under SFAS 123(R) had not been met.

     The following table summarizes information regarding restricted stock unit activity under the 2004 Directors Plan, the 2004 Omnibus Plan and the Nasdaq Rule 4350(i)(a)(iv) grant for the nine months ended September 30, 2007:

					Nasdaq Rule
	2004 Directors Plan		2004 Omnibus Plan		4350(i)(1)(a)(iv) Grant
		Weighted		Weighted		Weighted
		Average		Average		Average
		Value per		Value per		Value per
	Number	Share	Number	Share	Number	Share
Outstanding, December 31, 2006	164,400	$8.20	914,164	$7.36	—	$—
Granted	71,500	2.96	1,029,700	3.44	1,000,000	2.96
Canceled	—	—	(442,964)	5.62	—	—
Released to common stock	(96,900)	8.28	(165,396)	7.21	—	—
Released for settlement of taxes	—	—	(66,416)	7.15	—	—

Outstanding, September 30, 2007	139,000	$5.44	1,269,088	$4.82	1,000,000	$2.96

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
     The Company generated net proceeds of $8,135,000 and $8,549,000 from the sale of available-for-sale marketable securities during the nine months ended September 30, 2007 and 2006, respectively.
     As of September 30, 2007 and December 31, 2006 the amortized cost basis, unrealized holding gains, unrealized holding losses, and aggregate fair value by short-term major security type investments were as follows (amounts in thousands):

	September 30, 2007			December 31, 2006
		Net			Net
		Unrealized			Unrealized
		Holding	Aggregate		Holding
	Amortized	Gains	Fair	Amortized	Gains	Aggregate
	Cost	(Losses)	Value	Cost	(Losses)	Fair Value
U.S. corporate securities:
Commercial paper	$—	$—	$—	$3,822	$—	$3,822
Corporate notes and bonds	1,793	(3)	1,790	2,974	1	2,975
Asset backed securities – fixed	—	—	—	645	—	645

	1,793	(3)	1,790	7,441	1	7,442
U.S. government securities	2,298	4	2,302	700	—	700

	$4,091	$1	$4,092	$8,141	$1	$8,142

     As of September 30, 2007 and December 31, 2006, the amortized cost basis, unrealized holding gains, unrealized holding losses, and aggregate fair value by long-term major security type investments were as follows (amounts in thousands):

	September 30, 2007			December 31, 2006
		Net			Net
		Unrealized			Unrealized
		Holding	Aggregate		Holding
	Amortized	Gains	Fair	Amortized	Gains	Aggregate
	Cost	(Losses)	Value	Cost	(Losses)	Fair Value
U.S. corporate securities:
Corporate notes and bonds	$—	$—	$—	$2,344	$(6)	$2,338
U.S. government securities	558	—	558	2,297	1	2,298

	$558	$—	$558	$4,641	$(5)	$4,636

(4) Inventories
     Inventories consist of the following (amounts in thousands):

	September 30,	December 31,
	2007	2006
Raw materials	$1,086	$2,160
Finished goods	4,300	10,190

	$5,386	$12,350

     In February 2007, the Company sold substantially all of the assets, which consisted primarily of inventory, of its handheld connectivity business to CradlePoint, Inc. (“CradlePoint”) for $1,800,000 plus potential additional consideration based on future performance. At the closing, the Company received $50,000 in cash and a promissory note for $1,500,000, bearing interest at the rate of 6% annually, to be paid within two years as CradlePoint sells the inventory it acquired in the transaction. The Company received a cash payment of $250,000 in August 2007. The contract terms specify that the Company will also receive (1) 5% of CradlePoint’s revenues for five years, with a minimum payment of $300,000 due within three years, and (2) 100% of the first $200,000, and 50% thereafter, of any sales beyond the first $1,800,000 of inventory purchased by CradlePoint at the closing.
     In July 2007, the Company determined it would reduce the number of stock keeping units, or SKUs, currently offered to eliminate low-volume products, such as customer-specific packaging options with limited distribution. The decision to reduce SKUs resulted in a write-down to inventory of $3,734,000, which was recorded in the second quarter of 2007.
(5) Goodwill
     Goodwill by business segment is as follows (amounts in thousands):

High-Power Group	$3,675
Low-Power Group	237

Reported balance at September 30, 2007	$3,912

(6) Intangible Assets
     Intangible assets consist of the following at September 30, 2007 and December 31, 2006 (amounts in thousands):

		September 30, 2007			December 31, 2006
	Average	Gross		Net	Gross		Net
	Life	Intangible	Accumulated	Intangible	Intangible	Accumulated	Intangible
	(Years)	Assets	Amortization	Assets	Assets	Amortization	Assets
Amortized intangible assets:
License fees	7	$334	$(265)	$69	$934	$(571)	$363
Patents and trademarks	5	3,430	(1,691)	1,739	3,134	(1,371)	1,763
Trade names	10	429	(203)	226	429	(168)	261
Customer list	5	813	(224)	589	813	(105)	708

Total		$5,006	$(2,383)	$2,623	$5,310	$(2,215)	$3,095

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

     Aggregate amortization expense for identifiable intangible assets totaled $162,000 and $549,000 for the three and nine months ended September 30, 2007, respectively. Aggregate amortization expense for identifiable intangible assets totaled $279,000 and $693,000 for the three and nine months ended September 30, 2006, respectively.
(7) Line of Credit
     In July 2006, the Company entered into a $10,000,000 line of credit with a bank, bearing interest at prime or LIBOR plus 2%, interest only payments due monthly, with final payment of interest and principal due on July 28, 2008. In addition, the Company pays a quarterly facility fee of 0.125% on any unused portion of the revolving loan commitment. The line of credit is secured by all assets of the Company. The Company had no outstanding balance against the line of credit at September 30, 2007. The line of credit became subject to financial covenants beginning on March 31, 2007. The Company was not in compliance with its financial covenants as of September 30, 2007.
(8) Income Taxes
     No provision for income taxes was required for the three and nine months ended September 30, 2007 and 2006. Based on historical operating losses and projections for future taxable income, it is more likely than not that the Company will not fully realize the benefits of its net operating loss carryforwards. The Company has not, therefore, recorded a tax benefit from its net operating loss carryforwards for either of the three months ended September 30, 2007 or September 30, 2006.
     As discussed in Note 1, in June 2006, the FASB issued FIN 48, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure.
     The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption, the Company recognized no material adjustment to income tax accounts that existed as of December 31, 2006. At September 30, 2007, there are no additional unrecognized tax benefits. It is the Company’s policy to recognize interest and penalties related to uncertain tax positions in general and administrative expense. As of both the date of adoption and September 30, 2007, the Company had accrued $124,000 of potential interest and penalties related to uncertain tax positions. As a result of its historical net operating losses, the statute of limitations remains open for each tax year since the Company was formed in 1996. Although the Company is not currently under examination by any taxing authorities, it has corresponded with the Internal Revenue Service regarding potential interest and penalties in connection with its previously announced voluntary review of historical stock option granting practices.
(9) Stockholders’ Equity
     Holders of shares of common stock are entitled to one vote per share on all matters submitted to a vote of the Company’s stockholders. There is no right to cumulative voting for the election of directors. Holders of shares of common stock are entitled to receive dividends, if and when declared by the board of directors out of funds legally available therefore, after payment of dividends required to be paid on any outstanding shares of preferred stock. Upon liquidation, holders of shares of common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to the liquidation preferences of any outstanding shares of preferred stock. Holders of shares of common stock have no conversion, redemption or preemptive rights. At September 30, 2007 and December 31, 2006, there were 90,000,000 shares of common stock authorized and 31,417,254 and 31,722,466 issued and outstanding, respectively.
     In May 2007, the Company’s board of directors authorized, and the Company repurchased 689,656 shares of its common stock at a price of $3.11 per share, or a total price of $2,147,382 in a private transaction. The Company immediately retired these shares upon repurchase based on approval received from its Board of Directors.

(10) Net Loss per Share
     The computation of basic and diluted net loss per share follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Basic net loss per share computation:
Numerator:
Net loss	$(760)	$(9,743)	$(7,571)	$(9,702)

Denominator:
Weighted average number of common shares outstanding	31,391	31,651	31,568	31,290

Basic net loss per share:	$(0.02)	$(0.31)	$(0.24)	$(0.31)

Diluted net loss per share computation:
Numerator:
Net loss	$(760)	$(9,743)	$(7,571)	$(9,702)

Denominator:
Weighted average number of common shares outstanding	31,391	31,651	31,568	31,290
Effect of dilutive stock options, warrants, and restricted stock units	—	—	—	—

	31,391	31,651	31,568	31,290

Diluted net loss per share:	$(0.02)	$(0.31)	$(0.24)	$(0.31)

Stock options not included in dilutive loss per share since antidilutive	287	484	287	388

Warrants not included in dilutive loss per share since antidilutive	1,195	1,195	1,195	1,195
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
     The following tables summarize the Company’s revenues, operating results and assets by business segment (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
High-Power Group	$10,699	$14,638	$35,032	$44,969
Low-Power Group	6,429	6,354	17,173	13,032
Connectivity Group	1,911	3,178	5,205	15,154

	$19,039	$24,170	$57,410	$73,155

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Operating income (loss):
High-Power Group	$623	$3,412	$550	$9,115
Low-Power Group	1,344	(1,127)	975	(1,379)
Connectivity Group	327	(9,112)	(281)	(8,095)
Corporate	(3,380)	(3,230)	(11,710)	(10,045)

	$(1,806)	$(10,057)	$(10,466)	$(10,404)

     The Company’s corporate function supports its various business segments and, as a result, the Company attributes the aggregate amount of its general and administrative expense to corporate as opposed to allocating it to individual business segments.

	September 30,	December 31,
	2007	2006
Assets:
High-Power Group	$20,611	$26,253
Low-Power Group	9,528	13,362
Connectivity Group	3,422	4,220
Corporate	22,543	22,029

	$56,104	$65,864

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
     The following tables summarize the Company’s revenues by product line, as well as its revenues by geography and the percentages of revenue by route to market (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
High-power mobile electronic power products	$10,686	$14,330	$34,803	$43,214
Low-power mobile electronic power products	5,703	4,792	14,646	11,406
Handheld products	3	1,895	207	10,913
Expansion and docking products	1,910	1,300	5,019	4,268
Portable keyboard products	727	1,554	2,524	1,721
Accessories and other products	10	299	211	1,633

Total revenues	$19,039	$24,170	$57,410	$73,155

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
North America (principally United States)	$15,966	$22,639	$47,457	$64,637
Europe	1,061	1,221	2,820	4,440
Asia Pacific	2,011	297	7,124	4,006
All other	1	13	9	72

	$19,039	$24,170	$57,410	$73,155

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
OEM and private-label-resellers	41%	63%	52%	63%
Retailers and distributors	46%	32%	37%	30%
Other	13%	5%	11%	7%

	100%	100%	100%	100%

     The following table summarizes the Company’s profit margins by product lines. Profit margins, as indicated below, are computed on the basis of direct product cost only, which does not include overhead cost that is factored into consolidated gross profit margin.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
High-power mobile electronic power products	33%	38%	36%	38%
Low-power mobile electronic power products	40%	38%	44%	44%
Handheld products	—%	32%	10%	36%
Expansion and docking products	47%	60%	54%	58%
Accessories and other products	—%	49%	53%	48%
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
     Three customers accounted for 34%, 27%, and 10%, respectively, of net sales for the nine months ended September 30, 2007. Three customers accounted for 24%, 16%, and 16%, respectively, of net sales for the nine months ended September 30, 2006.
     Two customers’ accounts receivable balances accounted for 39% and 33%, respectively, of net accounts receivable at September 30, 2007. Three customers’ accounts receivable balances accounted for 40%, 20% and 16%, respectively, of net accounts receivable at September 30, 2006.
     Allowance for doubtful accounts was $394,000 and $286,000 at September 30, 2007 and December 31, 2006, respectively. Allowance for sales returns was $520,000 and $350,000 at September 30, 2007 and December 31, 2006, respectively.
     Export sales were approximately 17% and 12% of the Company’s net sales for the nine months ended September 30, 2007 and 2006, respectively. The principal international markets served by the Company were Europe and Asia Pacific.
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
     The Company procures its products primarily from supply sources based in Asia. Typically, the Company places purchase orders for completed products and takes ownership of the finished inventory upon completion and delivery from its supplier. Occasionally, the Company presents its suppliers with ‘Letters of Authorization’ for the suppliers to procure long-lead raw components to be used in the manufacture of the Company’s products. These Letters of Authorization indicate the Company’s commitment to utilize the long-lead raw components in production. As of June 30, 2007, based on a change in strategic direction, the Company determined it would not procure certain products for which it had outstanding Letters of Authorization with suppliers. The Company believes it is probable that it will be required to pay suppliers for certain Letter of Authorization commitments, and has estimated and accrued a liability for this contingency in the amount of $667,000 at September 30, 2007.
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
(13) Variable Interest Entities
     FIN 46R requires the “primary beneficiary” of a variable interest entity (“VIE”) to include the VIE’s assets, liabilities and operating results in its consolidated financial statements. In general, a VIE is a corporation, partnership, limited-liability corporation, trust or any other legal structure used to conduct activities or hold assets that either (i) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (ii) has a group of equity owners that are unable to make significant decisions about its activities, or (iii) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

     In April 2007, the Company completed a sale of the assets of its expansion and docking business to MissionTechnology Group , an entity that was formed by a former officer of the Company, in exchange for $3,930,000 of notes receivable and a 15% common equity interest. There was no cash equity contributed to Mission Technology Group at its formation and Mission Technology Group’s equity consists solely of its operating profit. Accordingly, the Company has determined that Mission Technology Group does not have sufficient equity to carry out its principal operating activities without subordinated financial support, and that Mission Technology Group qualifies as a VIE under FIN 46R. The Company has also determined that its 15% equity interest and its $3,930,000 notes receivable qualify as variable interests under FIN 46R. Furthermore, as Mission Technology Group is obligated to repay the promissory notes it issued to the Company, the Company has determined that it is the primary beneficiary of the VIE, and accordingly, must include the assets, liabilities and operating results of Mission Technology Group in its consolidated financial statements. The Company reports as “minority interest” the portion of the Company’s net earnings that is attributable to the collective ownership interests of minority investors. Minority interest represents the 85% share in the net earnings of Mission Technology Group held by other owners.
     The following table summarizes the balance sheet effect of consolidating Mission Technology Group (VIE) as of September 30, 2007:

			Mobility
(Amounts in thousands)	VIE		Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$624		$17,893
Short-term investments	—		4,092
Accounts receivable, net	384	*	16,856
Inventories	947		5,386
Prepaid expenses and other current assets	74		529

Total current assets	2,029		44,756
Property and equipment, net	318		2,631
Goodwill	—		3,912
Intangible assets, net	—		2,623
Long-term investments	—		558
Notes receivable (payable) and other assets	(1,653)	*	1,624

Total assets	$694		$56,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$397		$9,134
Accrued expenses and other current liabilities	76	*	3,490
Deferred revenue	—		1,305

Total current liabilities	473		13,929
Minority interest	187		187

Total liabilities	660		14,116

Stockholders’ equity:	34		41,988

Total liabilities and stockholders’ equity	$694		$56,104

*	Reflects the elimination of intercompany accounts and notes receivable.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This report contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “expect,” “anticipate,” “estimate” and other similar statements of expectations identify forward-looking statements. Forward-looking statements in this report include, without limitation, expectations regarding our anticipated revenue, expenses and net income for the fourth quarter of 2007; expectations that the recent restructuring action and other expense cuts in non-strategic areas will reduce total operating expenses by approximately $1 million per quarter beginning in the fourth quarter of 2007; the anticipated increase in outside legal expense resulting from ongoing intellectual property litigation; the expectation that we will not record any income tax expense in 2007; the expectation that a reduction in product SKUs offered by the Company will decrease engineering expenses and facilitate improved inventory management; the expectation that the Company can significantly reduce the number of tip SKUs currently offered and still maintain compatibility with approximately 94% of consumer electronics devices in product categories currently supported; the anticipated discontinuation of expenditures on national advertising campaigns and increased focus on marketing efforts that directly support sell-through of products to end-users, including co-op advertising plans with major customers in the retail and wireless carrier channels, in-store merchandising and training of store sales personnel; the expected availability of cash and liquidity; expected market and industry trends; beliefs relating to our distribution capabilities and brand identity; expectations regarding the success of new product introductions; the anticipated strength, and ability to protect, our intellectual property portfolio; and our expectations regarding the outcome and anticipated impact of various legal proceedings in which we are involved. These forward-looking statements are based largely on our management’s expectations and involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include those set forth in other reports that we file with the SEC. Additional factors that could cause actual results to differ materially from those expressed in these forward-looking statements include, among others, the following:
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
Overview
     Increased functionality and the ability to access and manage information remotely are driving the proliferation of mobile electronic devices and applications. The popularity of these devices is benefiting from reductions in size, weight and cost and improvements in functionality, storage capacity and reliability. Each of these devices needs to be powered and connected when in the home, the office, or on the road, and can be accessorized, representing opportunities for one or more of our products.
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
     High-Power Group. Our High-Power Group is focused on the development, marketing and sales of power products and accessories for mobile electronic devices with high power requirements, which consist primarily of portable computers. These devices also allow users to simultaneously charge one or more low-power mobile electronic devices with our optional iGo dualpower and power splitter accessories. We sell these products to OEMs, private-label resellers, distributors, resellers and retailers. We supplied OEM–specific, high-power adapter products to Dell through the first quarter of 2007 and we currently supply Lenovo, although we do not expect that sales to Lenovo will continue after the third quarter of 2007. We have entered into a strategic reseller agreement with Targus to market and distribute high-power adapter products on a private-label basis. We sell to retailers such as RadioShack and through distributors such as Ingram Micro. High-Power Group revenue accounted for approximately 61% of revenue for the nine months ended September 30, 2007 and approximately 61% of revenue for the nine months ended September 30, 2006.
     Low-Power Group. Over the last three years, our development efforts have focused significantly on our patented power products for low-power mobile electronic devices. In particular, we are collaborating with many of our strategic partners to develop and market new and innovative power adapters specifically designed for the low-power mobile electronic device market, including cigarette lighter adapters, mobile AC adapters, low-power universal AC/DC adapters, and low-power universal battery products. Each of these power devices is designed, or is being designed, to incorporate our patented tip technology. Our low-power adapters also allow users to simultaneously charge a second device with our optional iGo power splitter accessory. In April 2005, we formed the Low-Power Group, which is specifically focused on the development, marketing and sale of our low-power products. Low-power product revenue accounted for approximately 30% of revenue for the nine months ended September 30, 2007 and 15% of revenue for the nine months ended September 30, 2006.
     In May 2006, we acquired the foldable keyboard business of Think Outside, Inc. These infrared and Bluetooth foldable keyboard products enhance the functionality of converged mobile devices by providing users with a portable, full-sized keyboard solution for rapid and user-friendly data input that folds into a compact size for easy storage. Sales of these foldable keyboard products represented approximately 4% of our total revenue for the nine months ended September 30, 2007. Since our acquisition of this business in May 2006, the market for foldable keyboards has declined significantly. We are currently evaluating our long-term strategy for this product line. We account for our foldable keyboard business as part of our Low-Power Group.
     Distribution Channels. Sales to OEMs and private-label resellers accounted for approximately 52% of revenue for the nine months ended September 30, 2007 and approximately 63% of revenue for the nine months ended September 30, 2006. Sales through retailers and distributors accounted for approximately 37% of revenue for the nine months ended September 30, 2007 and approximately 30% of revenue for the nine months ended September 30, 2006. The balance of our revenue during these periods was derived from direct sales to end-users. In the future, we expect that we will be dependent upon a relatively small number of customers for a significant portion of our revenue, including most notably RadioShack, Targus, and Superior Communications. We intend to develop relationships with a broader set of distributors who have strong relationships with retailers and wireless carriers to expand the market availability of our iGo branded products. We believe that these relationships will allow us to diversify our customer base, add stability and decrease our traditional reliance upon a limited number of OEMs and private label resellers. We also believe that these relationships will significantly increase the availability and exposure of our products, particularly among large national and international retailers and wireless carriers.
     Strategy. Our continued focus is on proliferating power products that incorporate our patented tip technology for both high- and low-power mobile electronic devices and on acquiring or developing complementary businesses and products. Our long-term goal is to establish an industry standard for all mobile electronic device power products based on our patented tip technology. Our ability to execute successfully on our near and long-term objectives depends largely upon the general market acceptance of our tip technology which allows users to charge multiple devices with a single power product and our ability to protect our proprietary rights to this technology. Additionally, we must execute on the customer relationships that we have developed and continue to design, develop, manufacture and market new and innovative technologies and products that are embraced by these customers and the overall market in general. Specifically, we are currently implementing the following strategic initiatives:
•	Focus on High-Volume SKUs – We intend to reduce the number of stock keeping units, or SKUs, we currently offer to eliminate low-volume products, such as customer-specific packaging options with limited distribution. In addition, we will focus on offering compatible tips only for those mobile electronic devices that meet specific sales volume criteria and will discontinue tips for devices that fall below that threshold. We have determined that we can significantly reduce the number of tip SKUs currently offered and still maintain compatibility with approximately 94% of consumer electronics devices in product categories currently supported. The reduction in SKUs is expected to decrease our engineering expenses and facilitate improved inventory management. The decision to reduce SKUs significantly contributed to the $3,734,000 inventory write-down we recorded in the second quarter of 2007.

•	Focus Marketing Expense on Sell-Through Initiatives – We intend to discontinue expenditures on national advertising campaigns that have not proven to positively impact sales. Our future marketing expenditures will be focused on efforts that directly support sell-through of our products to end-users, including co-op advertising plans with major customers in the retail and wireless carrier channels, in-store merchandising and training of store sales personnel.
Recent Developments
     In July 2007, we terminated the sales representative and distribution agreements that we had previously entered into with Motorola, Inc. in March 2005. As a result of the termination of these agreements, Motorola will forgo its right to receive a 24.5% share of the net profit generated from our sale of power products for low-power mobile electronic devices.
     In the first quarter of 2007 we sold, or entered into agreements to sell, substantially all of the assets of our handheld connectivity and expansion and docking businesses, all of which we included in our Connectivity Group, in three separate transactions.
     The first transaction, which was completed in February 2007, involved the sale of substantially all of the assets of our handheld connectivity business to CradlePoint for $1.8 million plus potential additional consideration based on future performance. At the closing, we received $50,000 in cash and a promissory note for $1.5 million, bearing interest at the rate of 6% annually, to be paid within two years as CradlePoint sells the inventory acquired in the transaction. We received a cash payment of $250,000 in August 2007. We will also receive (1) 5% of CradlePoint’s revenues for five years, with a minimum payment of $300,000 due within three years, and (2) 100% of the first $200,000, and 50% thereafter, of any sales beyond the first $1.8 million of inventory purchased by CradlePoint at the closing.
     The second and third transactions involved the sale of substantially all of the assets of our expansion and docking business. The agreements for these transactions were executed in February 2007 and the transactions were completed in April 2007. In one transaction, we sold a portfolio of patents and patents pending relating to our PCI expansion and docking technology to A.H. Cresant Group LLC. In the other transaction, we sold substantially all of the assets related to our expansion and docking business to Mission Technology Group, an entity that is owned by Randy Jones, our former Senior Vice President and General Manager, Connectivity. As a result of these two transactions, the Company received total net proceeds of approximately $4.8 million consisting of $925,000 in cash and two promissory notes totaling approximately $3.9 million. At the closing, we received a 15% fully-diluted equity interest in Mission Technology Group. Given the related party nature of this transaction, we retained an independent, third party financial advisor to assist us. In determining the sales price for these assets and liabilities, we evaluated past performance and expected future performance, and received an opinion from our financial advisor that the consideration to be received was fair from a financial point of view. Our Board of Directors approved these transactions following a separate review and recommended approval of the Mission Technology Group transaction by our Audit Committee. We include the assets, liabilities and operating results of Mission Technology Group in our consolidated financial statements pursuant to FIN 46R.
     Our Connectivity Group was historically focused on the development, marketing and sales of connectivity and expansion and docking products. Our early focus was on the development of remote peripheral component interface, or PCI, bus technology and products based on proprietary Split Bridge® technology. We invested heavily in Split Bridge technology and while we had some success with Split Bridge in the corporate portable computer market with sales of universal docking stations, it became clear in early 2002 that this would not be the substantial opportunity we originally envisioned. In May 2005, we sold substantially all of our intellectual property relating to Split Bridge technology which resulted in a gain on the sale of these assets of $11.6 million. Connectivity Group revenue accounted for approximately 9% of revenue for the nine months ended September 30, 2007 and approximately 25% of revenue for the nine months ended September 30, 2006. The operating results of Mission Technology Group are included in the results of the Connectivity Group.
Critical Accounting Policies and Estimates
     There were no changes in our critical accounting policies from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2006 during the nine months ended September 30, 2007, except as set forth below.
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

     In April 2007, we completed a sale of the assets of our expansion and docking business to Mission Technology Group, an entity that was formed by a former officer of the Company, in exchange for $3.9 million of notes receivable and a 15% common equity interest. There was no cash equity contributed to Mission Technology Group at its formation and Mission Technology Group’s equity consists solely of its operating profit. Accordingly, we have determined that Mission Technology Group does not have sufficient equity to carry out its principal operating activities without subordinated financial support, and that Mission Technology Group qualifies as a VIE under FIN 46R. We have also determined that our 15% equity interest and our $3.9 million notes receivable qualify as variable interests under FIN 46R. Furthermore, as Mission Technology Group is obligated to repay the promissory notes it issued to us, we have determined that we are the primary beneficiary of the VIE, and accordingly, must include the assets, liabilities and operating results of Mission Technology Group in our consolidated financial statements. We consider the consolidation of variable interest entities to be a critical accounting policy.
Results of Operations
     The following table presents certain selected consolidated financial data for the periods indicated expressed as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	70.0%	71.4%	77.0%	70.7%

Gross profit	30.0%	28.6%	23.0%	29.3%

Operating expenses:
Sales and marketing	11.8%	15.5%	13.4%	11.0%
Research and development	6.1%	8.0%	7.5%	7.8%
General and administrative	17.8%	13.4%	20.4%	13.7%
Asset impairment	0.0%	33.4%	0.0%	11.0%

Total operating expenses	35.7%	70.3%	41.3%	43.5%

Loss from operations	(5.7%)	(41.6%)	(18.2%)	(14.2%)

Other income (expense):
Interest income, net	1.5%	1.3%	1.5%	1.3%
Litigation settlement expense	0.0%	0.0%	0.0%	(0.3%)
Gain on disposal of assets and other income (expense), net	0.5%	0.0%	3.9%	0.1%
Minority interest	(0.3%)	0.0%	(0.3%)	0.0%

Net loss	(4.0%)	(40.3%)	(13.2%)	(13.2%)

Comparison of Three Months Ended September 30, 2007 and 2006
     Revenue. Revenue generally consists of sales of products, net of returns and allowances. To date, our revenues have come predominantly from power adapters, handheld products, expansion and docking products, and accessories. The following table summarizes the year-over-year comparison of our revenue for the periods indicated (amounts in thousands):

	Three Months	Three Months
	Ended	Ended	Increase/(decrease)	Percentage change
	September 30,	September 30,	from same period	from the same period
	2007	2006	in the prior year	in the prior year
High-Power Group	$10,699	$14,638	$(3,939)	(26.9)%
Low-Power Group	6,429	6,354	75	1.2%
Connectivity Group	1,911	3,178	(1,267)	(39.9)%

Total Revenue	$19,039	$24,170	$(5,131)	(21.2)%

     High-Power Group. The decrease in High-Power Group revenue was primarily due to declines in sales to OEMs. Overall sales of OEM–specific, high-power products decreased by $4.1 million, or 71%, to $1.7 million during the three months ended September 30, 2007 as compared to $5.8 million during the three months ended September 30, 2006. Specifically, sales to Dell decreased by $3.8 million, to $0 for the three months ended September 30, 2007 from $3.8 million for the three months ended September 30, 2006. We do not expect to receive additional orders for our power products from Dell, as Dell has selected a different sourcing solution. Sales to Lenovo decreased by $309,000, to $1.5 million for the three months ended September 30, 2007 from $1.8 million for the three months ended September 30, 2006. We have been notified by Lenovo that they have also selected a different sourcing solution for their combination AD/DC power adapter. Accordingly, we do not anticipate additional orders for our power products from Lenovo beyond the fourth quarter of 2007. Sales of iGo branded high-power products to retailers and distributors, increased by $638,000, or 27.4%, to $3.0 million during the three months ended September 30, 2007 as compared to $2.3 million during the three months ended September 30, 2006. The balance of the decrease was the result of reduced sales of high-power products in our direct sales channels. Sales of high-power products developed specifically for private-label resellers were consistent at $5.9 million during the three months ended September 30, 2007 as compared to $5.9 million during the three months ended September 30, 2006.
     Low-Power Group. Overall, revenue of the Low-Power Group was consistent for the three months ended September 30, 2007 and 2006. Sales of products included in Low-Power Group revenue increased by $1.1 million, or 22.9%, to $5.9 million for the three months ended September 30, 2007, compared to $4.8 million for the three months ended September 30, 2006. The increase was primarily driven by sales of iGo branded low-power products to RadioShack, which increased by $741,000, or 21.3%, to $4.2 million during the three months ended September 30, 2007 as compared to $3.5 million during the three months ended September 30, 2006 and by sales of low-power products to Superior Communications, a distributor of low-power products to AT&T stores, which were $709,000 during the three months ended September 30, 2007 as compared to $0 during the three months ended September 30, 2006. These increases were partially offset by a decrease in sales of low-power products to Energizer, which were $0 for the three months ended September 30, 2007 compared to $732,000 for the three months ended September 30, 2006. Sales of keyboard products included in Low-Power Group revenue decreased by approximately $1.0 million, or 55.6%, to 782,000 for the three months ended September 30, 2007 as compared to $1.8 million during the three months ended September 30, 2006.
     Connectivity Group. During 2006, we experienced a significant decrease in business from our primary customer for handheld cradle products. As a result of this decline in business and in order to allow us to focus our limited resources on strategic growth of our Low-Power Group and High-Power Group business segments, in early 2007, we entered into three separate transactions to divest the expansion and docking products and handheld products that comprised the Connectivity Group. See — “Recent Developments” for more information. Connectivity Group revenue includes $1.9 million in Mission Technology Group’s sales of docking and expansion products for the three months ended September 30, 2007. Compared to the three months ended September 30, 2006, expansion and docking revenue increased by $570,000. We recorded no revenue from sales of handheld hardware products during the three months ended September 30, 2007, as compared to $1.9 million for the three months ended September 30, 2006.
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

	Three Months	Three Months
	Ended	Ended	Increase (decrease)	Percentage change from
	September 30,	September 30,	from same period in	the same period in the
	2007	2006	the prior year	prior year
Cost of revenue	$13,334	$17,246	$(3,912)	(22.7)%
Gross profit	$5,705	$6,924	$(1,219)	(17.6)%
Gross margin	30.0%	28.6%	1.4%	4.9%
     The decrease in cost of revenue was primarily due to the 21.2% volume decrease in revenue, combined with the impact of decreased indirect product overhead expenses. Indirect product overhead expenses decreased by $1.2 million, or 44.4%, to $1.5 million, or 7.9% of revenue, during the three months ended September 30, 2007 as compared to $2.7 million, or 11.2% of revenue, during the three months ended September 30, 2006. The decrease in indirect product overhead costs is due primarily to a decrease in inventory write-downs of $704,000, combined with a $436,000 decrease in indirect overhead costs as a result of the savings associated with the sale of the handheld hardware business to CradlePoint in March 2007. As a result of these factors, cost of revenue as a percentage of revenue decreased to 70.0% for the three months ended September 30, 2007 from 71.4% for the three months ended September 30, 2006.
     Sales and marketing. Sales and marketing expenses generally consist of salaries, commissions and other personnel-related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. The following table summarizes the year-over-year comparison of our sales and marketing expenses for the periods indicated (amounts in thousands):

	Three Months	Three Months
	Ended	Ended	Decrease	Percentage change
	September 30,	September 30,	from same period	from the same period
	2007	2006	in the prior year	in the prior year
Sales and marketing	$2,242	$3,742	$(1,500)	(40.1)%
     The decrease in sales and marketing expenses primarily resulted from a general decline in sales and marketing expense of $733,000 due to the sale of the handheld hardware business to CradlePoint in March 2007, combined with decreased investments in national media advertising campaigns of approximately $507,000 and a $111,000 decrease in market research. As a percentage of revenue, sales and marketing expenses decreased to 11.8% for the three months ended September 30, 2007 from 15.5% for the three months ended September 30, 2006.
     Research and development. Research and development expenses consist primarily of salaries and personnel-related costs, outside consulting, lab costs and travel-related costs of our product development group. The following table summarizes the year-over-year comparison of our research and development expenses for the periods indicated (amounts in thousands):

	Three Months	Three Months
	Ended	Ended	Decrease from	Percentage change from
	September 30,	September 30,	same period	the same period in the
	2007	2006	in the prior year	prior year
Research and development	$1,169	$1,936	$(767)	(39.6)%
     The decrease in research and development expenses primarily resulted from reduced investment in development of handheld hardware and docking and expansion products in connection with our disposition of those product lines, combined with the impact of an organizational restructuring that occurred in July 2007. As a percentage of revenue, research and development expenses decreased to 6.1% for the three months ended September 30, 2007 from 8.0% for the three months ended September 30, 2006.
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

	Three Months	Three Months
	Ended	Ended	Increase	Percentage change
	September 30,	September 30,	from same period	from the same period
	2007	2006	in the prior year	in the prior year
General and administrative	$3,380	$3,230	$150	4.6%
     The increase in general and administrative expenses primarily resulted from an increase of $243,000 in non-cash equity compensation, the majority of which resulted from a grant made to non-executive employees during the three months ended September 30, 2007, partially offset by reduced expenses resulting from the divestiture of the handheld hardware and expansion product lines. General and administrative expenses as a percentage of revenue increased to 17.8% for the three months ended September 30, 2007 from 13.4% for the three months ended September 30, 2006.
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

     Interest income (expense) net. During the three months ended September 30, 2007, we earned $291,000 of net interest income, compared to net interest income of $313,000 during the three months ended September 30, 2006. The decrease in net interest income is primarily the result of reductions in investments.
     Gain on disposal of assets and other income (expense) net. Gain on disposal of assets and other income (expense), net was $95,000 for the three months ended September 30, 2007 and $1,000 for the three months ended September 30, 2006. Included in other income for the three months ended September 30, 2007 was $104,000 of gain realized from the sale of handheld software assets in 2004 that was deferred at the time of the sale. The original amount of deferred gain was $881,000, $622,000 of which remains deferred as of September 30, 2007. We will continue to recognize portions of the remaining deferred gain as we receive further collections against the related notes receivable.
     Minority interest. Minority interest represents the portion of our net earnings which is attributable to the collective ownership interests of minority investors. As previously discussed, we have included the operating results of Mission Technology Group, in which we maintain a 15% equity interest, in our consolidated financial statements. Minority interest represents the 85% share in the net earnings of Mission Technology Group held by other owners.
     Income taxes. No provision for income taxes was required for the three months ended September 30, 2007 and 2006. Based on historical operating losses and projections for future taxable income, it is more likely than not that we will not fully realize the benefits of the net operating loss carryforwards. We have not, therefore, recorded a tax benefit from our net operating loss carryforwards for either of the three months ended September 30, 2007 or September 30, 2006.
Comparison of Nine Months Ended September 30, 2007 and 2006
     Revenue. Revenue generally consists of sales of products, net of returns and allowances. To date, our revenues have come predominantly from power adapters, handheld products, expansion and docking products, and accessories. The following table summarizes the year-over-year comparison of our revenue for the periods indicated (amounts in thousands):

	Nine Months	Nine Months
	Ended	Ended	Increase/(decrease)	Percentage change
	September	September 30,	from same period	from the same period
	30, 2007	2006	in the prior year	in the prior year
High-Power Group	$35,032	$44,969	$(9,937)	(22.1)%
Low-Power Group	17,173	13,032	4,141	31.8%
Connectivity Group	5,205	15,154	(9,949)	(65.7)%

Total Revenue	$57,410	$73,155	$(15,745)	(21.5)%
     High-Power Group. The decrease in High-Power Group revenue was primarily due to declines in sales to OEMs and retailers and distributors. Overall sales of OEM–specific, high-power products decreased by $7.1 million, or 44.4%, to $8.9 million during the nine months ended September 30, 2007 as compared to $16.0 million during the nine months ended September 30, 2006. Specifically, sales to Dell decreased by $8.6 million, to $2.9 million for the nine months ended September 30, 2007 from $11.5 million for the nine months ended September 30, 2006. We do not expect to receive additional orders for our power products from Dell, as Dell has selected a different sourcing solution. Sales of high-power products to Lenovo increased by $1.5 million, to $5.6 million for the nine months ended September 30, 2007 from $4.1 million for the nine months ended September 30, 2006. We have been notified by Lenovo that they have also selected a different sourcing solution for their combination AD/DC power adapter. Accordingly, we do not anticipate additional orders for our power products from Lenovo beyond the fourth quarter of 2007. Sales of iGo branded high-power products to retailers and distributors, decreased by $1.0 million, or 14.1% to $6.1 million during the nine months ended September 30, 2007 as compared to $7.1 million during the nine months ended September 30, 2006, due to reduced sales of high-power products primarily to Ingram Micro during the nine months ended September 30, 2007. Also contributing to the decrease in High-Power Group revenue is a decrease in sales of accessory products of approximately $1.4 million, primarily as a result of the loss of the Lenovo business, to whom we historically sold monitor stands. Sales of high-power products developed specifically for private-label resellers were consistent at $19.2 million during the nine months ended September 30, 2007 as compared to $19.1 million during the nine months ended September 30, 2006.
     Low-Power Group. Sales of products included in Low-Power Group revenue increased by $3.4 million, or 29.6%, to $14.9 million for the nine months ended September 30, 2007, compared to $11.5 million for the nine months ended September 30, 2006. The increase was due primarily to sales of iGo branded low-power products to RadioShack, which increased by $2.7 million, or 30.7%, to $11.5 million during the nine months ended September 30, 2007 as compared to $8.8 million during the nine months ended September 30, 2006. In addition, sales of low-power products to Superior Communications, a distributor of low-power products to AT&T stores, were $900,000 during the nine months ended September 30, 2007 as compared to $0 during the nine months ended September 30, 2006, while sales of low-power products to Energizer were $0 for the nine months ended September 30, 2007 compared to $732,000 for the nine months ended September 30, 2006. Sales of foldable keyboard products, a product line that was acquired in May 2006, are also included in Low-Power Group revenue. Foldable keyboard product sales contributed $2.6 million to Low-Power Group revenue for the nine months ended September 30, 2007, compared to $1.8 million for the nine months ended September 30, 2006. Our low-power strategy is to gain further market penetration into mobile wireless carriers, distributors and retailers through our own sales efforts, as well as those of our primary low-power distributor, Superior Communications.
     Connectivity Group. During 2006, we experienced a significant decrease in business from our primary customer of handheld cradle products. As a result of this decline in business and in order to allow us to focus our limited resources on strategic growth of our Low-Power Group and High-Power Group business segments, in early 2007, we entered into three separate transactions to divest of the expansion and docking products and handheld products that comprised the Connectivity Group. See — “Recent Developments” for more information. Connectivity Group revenue includes $3.8 million in Mission Technology Group’s sales of docking and expansion products for the nine months ended September 30, 2007. Compared to the nine months ended September 30, 2006, expansion and docking revenue increased by $809,000. Revenue from sales of handheld hardware products during the nine months ended September 30, 2007 was $283,000, as compared to $10.9 million for the nine months ended September 30, 2006.
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

	Nine	Nine
	Months	Months
	Ended	Ended	Decrease from same	Percentage change from
	September	September	period in the prior	the same period in the
	30, 2007	30, 2006	year	prior year
Cost of revenue	$44,179	$51,708	$(7,529)	(14.6)%
Gross profit	$13,231	$21,447	$(8,216)	(38.3)%
Gross margin	23.0%	29.3%	(6.3)%	(21.5)%
     The decrease in cost of revenue is primarily due to the 21.5% volume decrease in revenue, combined with the impact of increased indirect product overhead expenses. Indirect product overhead expenses increased by $2.0 million, or 25.6%, to $9.8 million, or 17.1% of revenue, during the nine months ended September 30, 2007 as compared to $7.8 million, or 10.7% of revenue, during the nine months ended September 30, 2006. The increase in indirect product overhead costs is due primarily to charges taken for excess and or obsolete low-power and keyboard inventories and the contingent liability recorded related to commitments to long-lead components not expected to be consumed totaling $4.7 million during the nine months ended September 30, 2007, compared to $1.8 million of similar charges for the nine months ended September 30, 2006. Other indirect overhead costs decreased by $900,000 for the nine months ended September 30, 2007, as compared to the same period for 2006, primarily as a result of the savings associated with the sale of the handheld hardware business to CradlePoint in March 2007. As a result of these factors, cost of revenue as a percentage of revenue increased to 77.0% for the nine months ended September 30, 2007 from 70.7% for the nine months ended September 30, 2006.
     Sales and marketing. Sales and marketing expenses generally consist of salaries, commissions and other personnel-related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. The following table summarizes the year-over-year comparison of our sales and marketing expenses for the periods indicated (amounts in thousands):

	Nine Months	Nine Months
	Ended	Ended	Decrease	Percentage change
	September	September	from same period	from the same period
	30, 2007	30, 2006	in the prior year	in the prior year
Sales and marketing	$7,683	$8,027	$(344)	(4.3)%

     The decrease in sales and marketing expenses primarily resulted from a general decline in handheld hardware-related sales and marketing expense of $1.1 million due to the sale of that business to CradlePoint in March 2007, partially offset by increased investments in distribution marketing programs of approximately $348,000 and retail in-store marketing programs of approximately $188,000. As a percentage of revenue, sales and marketing expenses increased to 13.4% for the nine months ended September 30, 2007 from 11.0% for the nine months ended September 30, 2006.
     Research and development. Research and development expenses consist primarily of salaries and personnel-related costs, outside consulting, lab costs and travel-related costs of our product development group. The following table summarizes the year-over-year comparison of our research and development expenses for the periods indicated (amounts in thousands):

	Nine Months	Nine Months
	Ended	Ended	Decrease from	Percentage change from
	September	September 30,	same period	the same period in the
	30, 2007	2006	in the prior year	prior year
Research and development	$4,303	$5,706	$(1,403)	(24.6)%
     The decrease in research and development expenses primarily resulted from reduced investment in development of handheld hardware and docking and expansion products in connection with our disposition of those product lines. As a percentage of revenue, research and development expenses decreased to 7.5% for the nine months ended September 30, 2007 from 7.8% for the nine months ended September 30, 2006.
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

	Nine Months	Nine Months
	Ended	Ended	Increase	Percentage change
	September 30,	September 30,	from same period	from the same period
	2007	2006	in the prior year	in the prior year
General and administrative	$11,711	$10,045	$1,666	16.6%
     The increase in general and administrative expenses primarily resulted from a recovery under our directors’ and officers’ liability insurance policy of $1.5 million during the nine months ended September 30, 2006 in connection with legal fees that had been incurred and expensed in prior periods, which did not recur during the nine months ended September 30, 2007. Also contributing to the increase in general and administrative expenses was $1.3 million in separation and non-cash equity compensation charges in connection with the retirement of our former Chief Executive Officer, and a $394,000 charge related to a reduction in workforce. These increases were offset, in part, by decreases in outside legal expenses of approximately $720,000 and in professional accounting fees of $340,000. General and administrative expenses as a percentage of revenue increased to 20.4% for the nine months ended September 30, 2007 from 13.7% for the nine months ended September 30, 2006.
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
     Interest income (expense) net. During the nine months ended September 30, 2007, we earned $847,000 of net interest income, compared to net interest income of $930,000 during the nine months ended September 30, 2006. The decrease in net interest income is primarily the result of slight reductions in investments.
     Litigation settlement. Litigation settlement consists of expenses incurred as a result of our settlement of litigation resulting from the matter of Thomas de Jong vs. Mobility Electronics, Inc. and iGo Direct Corporation. Mr. de Jong was a former officer of iGo Corporation and is currently subject to an ongoing investigation by the SEC. Mr. de Jong had sought advancement and indemnification from us for legal fees incurred by him in connection with this investigation. Under the terms of the settlement, we agreed to reimburse Mr. de Jong up to a fixed amount of legal fees and expenses incurred by him with respect to this matter.
     Gain on disposal of assets and other income (expense) net. Gain on disposal of assets and other income (expense), net was $2.2 million for the nine months ended September 30, 2007 and $22,000 for the nine months ended September 30, 2006. During the nine months ended September 30, 2007, we recorded a gain on the sale of intellectual property assets, net of loss on the disposal of related license assets in the amount of $1.6 million. Also included in other income for the nine months ended September 30, 2007 was $259,000 of gain realized from the sale of handheld software assets in 2004 that was deferred at the time of the sale. The original amount of deferred gain was $881,000, $622,000 of which remains deferred as of September 30, 2007. We will continue to recognize portions of the remaining deferred gain as we receive further collections against the related notes receivable.
     Minority interest. Minority interest represents the portion of our net earnings which is attributable to the collective ownership interests of minority investors. As previously discussed, we have included the operating results of Mission Technology Group, in which we maintain a 15% equity interest, in our consolidated financial statements. Minority interest represents the 85% share in the net earnings of Mission Technology Group held by other owners.
     Income taxes. No provision for income taxes was required for the nine months ended September 30, 2007 and 2006. Based on historical operating losses and projections for future taxable income, it is more likely than not that we will not fully realize the benefits of the net operating loss carryforwards. We have not, therefore, recorded a tax benefit from our net operating loss carryforwards for either of the nine months ended September 30, 2007 or September 30, 2006.
Operating Outlook
     Following a thorough evaluation of all aspects of our business, we have made the following strategic changes, which will impact our future operations:
•	Organizational Restructuring – We reduced our total headcount by approximately 20% in July 2007. The reduction in headcount reflects our commitment to more disciplined processes and an increased focus on our most attractive and profitable opportunities. We estimate that the restructuring action and other expense cuts in non-strategic areas will reduce total operating expenses by approximately $1 million per quarter beginning in the fourth quarter of 2007. The reduction in the fourth quarter of 2007 will be offset in part by an anticipated increase in outside legal expense related to ongoing intellectual property litigation.

•	Focus on High-Volume SKUs – We intend to reduce the number of SKUs we currently offer to eliminate low-volume products, such as customer-specific packaging options with limited distribution. In addition, we will focus on offering compatible tips only for those mobile electronic devices that meet specific sales volume criteria and will discontinue tips for devices that fall below that threshold. We have determined that we can significantly reduce the number of tip SKUs currently offered and still maintain compatibility with approximately 94% of consumer electronics devices in product categories currently supported. The reduction in SKUs is expected to decrease our engineering expenses and facilitate improved inventory management.

•	Focus Marketing Expense on Sell-Through Initiatives – We intend to discontinue expenditures on national advertising campaigns that have not proven to positively impact sales. Future marketing expenditures will be focused on efforts that directly support sell-through of our products to end-users, including co-op advertising plans with customers in the retail and wireless carrier channels, in-store merchandising and training of store sales personnel.
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

     As a result of our planned research and development efforts, we expect to further expand our intellectual property position by continuing to file for additional patents. A portion of these costs are recorded as research and development expense as incurred and a portion are amortized as general and administrative expense. We may also incur additional legal and related expenses associated with the defense and enforcement of our intellectual property portfolio, which could increase our general and administrative expenses beyond those currently planned.
Liquidity and Capital Resources
     The following table sets forth for the period presented certain consolidated cash flow information (amounts in thousands):

	Nine Months Ended September 30,
	2007	2006
Net cash provided by (used in) operating activities	$1,202	$(11,177)
Net cash provided by investing activities	9,376	7,214
Net cash provided by (used in) financing activities	(1,903)	662
Foreign currency exchange impact on cash flow	17	44

Increase (decrease) in cash and cash equivalents	$8,692	$(3,257)

Cash and cash equivalents at beginning of period	$9,201	$13,637

Cash and cash equivalents at end of period	$17,893	$10,380

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
•	Net cash provided by operating activities. Cash was provided by operating activities for the nine months ended September 30, 2007 primarily as a result of collections of accounts receivable and sales of inventories, partially offset by use of cash to pay suppliers. Later in 2007, we expect to use some cash in operating activities as we expect to incur operating losses, with changes in working capital having a relatively neutral effect on cash flows. Our consolidated cash flow operating metrics are as follows:

	September 30,
	2007	2006
Days outstanding in ending accounts receivable (“DSOs”)	80	90
Inventory turns	10	4
The decrease in DSOs at September 30, 2007 compared to September 30, 2006, was primarily due to the timing of payments received from our large private-label reseller customer, Targus. We do not expect a significant change in DSOs for the balance of 2007. The increase in inventory turns was primarily due to excess and obsolete inventory charges recorded during 2007 and during the fourth quarter of 2006 relating to our connectivity, low-power and keyboard inventories. We expect to manage inventory growth during 2007 and we expect inventory turns to remain relatively stable for the balance of 2007.

•	Net cash provided by investing activities. For the nine months ended September 30, 2007, net cash was provided by investing activities as we generated proceeds from the sale of investments of $8.1 million. We also generated proceeds from the sale of intellectual property assets of $1.9 million, partially offset by the purchase of property and equipment. We anticipate future investment in capital equipment, primarily for tooling equipment to be used in the production of new products.

•	Net cash used in financing activities. Net cash was used in financing activities for the nine months ended September 30, 2007, primarily as a result of our repurchase of 689,656 shares of our common stock at a total price of $2.1 million. Although we expect to generate cash flows from operations sufficient to support our operations, we may issue additional shares of stock in the future to generate cash for growth opportunities. We may also elect to use cash to repurchase shares of our common stock in the future.
     As of September 30, 2007, we had approximately $96 million of federal, foreign and state net operating loss carryforwards which expire at various dates. We anticipate that the sale of common stock in our initial public offering coupled with prior sales of common stock will cause an annual limitation on the use of our net operating loss carryforwards pursuant to the change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended. This limitation is expected to have a material effect on the timing of our ability to use the net operating loss carryforward in the future. Additionally, our ability to use the net operating loss carryforward is dependent upon our level of future profitability, which currently cannot be determined.
     Financing Facilities. In July 2006, we entered into a $10.0 million bank line of credit. The line bears interest at prime or LIBOR plus 2%, and requires monthly interest only payments, with final payment of interest and principal due on July 27, 2008. In addition, we pay a quarterly facility fee of 12.5 basis points on any unused portion of the revolving loan commitment. The line of credit is secured by all of our assets and contains customary restrictive and financial covenants, including financial covenants (which became effective on March 31, 2007) requiring minimum EBITDA levels which are typical of agreements of this type, as well as customary events of default. The obligations of the lender to make advances under the credit agreement are subject to the ongoing accuracy of our representations and warranties under the credit agreement and the absence of any events which would be defaults or constitute a material adverse effect. Under the terms of the line of credit, we can borrow up to 80% of eligible accounts receivable and up to 25% of eligible inventory. At September 30, 2007, we had no borrowings outstanding under this facility. Based on our trailing twelve-month EBITDA, we were not in compliance with the minimum EBITDA covenant as of September 30, 2007. Accordingly, we are unable to borrow against this line of credit as of September 30, 2007.
     Contractual Obligations. In our day-to-day business activities, we incur certain commitments to make future payments under contracts such as operating leases and purchase orders. Maturities under these contracts are set forth in the following table as of September 30, 2007 (amounts in thousands):

	Payment due by period
	2007	2008	2009	2010	2011	More than 5 years
Operating lease obligations	$206	$439	$8	$8	$6	$—
Inventory Purchase obligations	15,740	—	—	—	—	—
Other long-term obligations	—	—	—	—	—	—

Totals	$15,946	$439	$8	$8	$6	$—

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
     Liquidity Outlook. Based on our projections for 2007 and 2008, we believe that our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may use our line of credit or seek to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would results in more dilution to our stockholders. In addition, additional capital resources may not be available to us in amounts or on terms that are acceptable to us.
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
     In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (the “FSP”). The FSP provides guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under the FSP, a tax position could be effectively settled on completion of examination by a taxing authority if the entity does not intend to appeal or litigate the result and it is remote that the taxing authority would examine or re-examine the tax position. Application of the FSP shall be upon the initial adoption date of FIN 48.
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
     See “Liquidity and Capital Resources” for further discussion of our financing facilities and capital structure. Market risk, calculated as the potential change in fair value of our cash and cash equivalents and line of credit resulting from a hypothetical 1.0% (100 basis point) change in interest rates, was not material at September 30, 2007.

ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures — We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating our controls and procedures. With the participation of the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2007, and concluded that our disclosure controls and procedures were effective.
     Changes in Internal Control Over Financial Reporting — There were no changes in our internal control over financial reporting during the three months ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On August 26, 2004, the Company and iGo Direct Corporation, the Company’s wholly-owned subsidiary, filed a complaint against Twin City Fire Insurance Co. in the United States District Court for the District of Nevada, Case No. CV-N-04-0460-HDM-RAM. The complaint alleges several causes of action in connection with Twin City’s refusal to cover, under director and liability insurance policies issued to iGo by Twin City, fees and expenses incurred in connection with the defense of certain former officers of iGo relating to an SEC matter that arose prior to the Company’s acquisition of iGo Corporation in September 2002. Twin City filed an answer to this complaint on September 20, 2004. On January 10, 2005, the Company filed a motion for summary judgment seeking an order from the court that, as a matter of law, Twin City breached, and continues to breach, its obligations under the director and liability insurance policies. On July 26, 2005, the court denied the Company and iGo Direct Corporation’s motion for summary judgment, without prejudice. On October 21, 2005, the Company and iGo Direct Corporation again filed a motion for summary judgment seeking an order from the court that, as a matter of law, Twin City breached, and continues to breach, its obligations under the director and liability insurance policies. On February 27, 2006, Twin City filed a memorandum in opposition to the Company and iGo Direct Corporation’s motion for summary judgment and filed its own cross-motion for summary judgment. On September 30, 2006, the Company and iGo Direct Corporation filed a memorandum in support of its motion for summary judgment and opposition to Twin City’s motion for summary judgment. Twin City, on May 1, 2006, filed a reply in support of its motion for summary judgment. The parties have mutually agreed to withdraw their motions for summary judgment in an attempt to reach an amicable resolution, with the further agreement that their respective motions for summary judgment will be re-filed if their attempts to resolve this dispute are unsuccessful.
     On May 30, 2007, American Power Conversion (“APC”) filed a complaint for declaratory relief against the Company in the United States District Court for the District of Massachusetts, Case No. 07 CA 11012 RWZ. APC indicated in its complaint that, by virtue of various letters sent by, or on behalf of the Company, to APC and various of its customers regarding the Company’s patents, APC was in reasonable apprehension of a patent infringement suite relating to the Company’s patents. Under the complaint, APC is seeking a declaration that it does not infringe any valid claim of the Company’s patents, that the Company’s patents are invalid, and that APC should be awarded its attorneys’ fees and expenses in this action. On July 20, 2007, the Company filed a motion to dismiss, transfer or stay this lawsuit. In this motion, the Company contends that APC’s claims should be litigated in the United States District Court for the Eastern District of Texas along with the infringement claims that the Company asserts against APC in the lawsuit that the Company filed against APC in that court on May 31, 2007. On August 24, 2007, the court denied the Company’s motion to dismiss, transfer or stay this lawsuit. On September 7, 2007, the Company filed an answer and counterclaims against APC in which the Company denies APC’s allegations and asserts that APC has offered for sale, sold, and continues to sell, adapters and related cables that infringe upon the Company’s U.S. Patent Nos. 5,347,211; 6,064,177; 6,643,158; 6,650,560; 6,775,163; 6,976,885; and 7,153,169. The Company, in its counterclaim, is seeking to enjoin APC from further infringement of the patents as well as compensatory and treble damages and reimbursement of attorneys’ fees and expenses associated with this action. On September 26, 2007, APC filed an answer denying all claims made by the Company in its counterclaim. On November 1, 2007, in light of the order issued by the United States District Court for the Eastern District of Texas denying APC’s motion to transfer the lawsuit filed by the Company against APC in that court, the Company filed a motion for reconsideration with the court regarding its denial of the Company’s motion to dismiss, transfer or stay this lawsuit.
     On May 31, 2007, the Company filed a complaint for patent infringement against APC in the United States District Court for the Eastern District of Texas, Case No. 5:07cv83. The Company asserts in the complaint that APC has offered for sale, sold, and continues to sell, adapters and related cables that infringe upon the Company’s U.S. Patent Nos. 5,347,211; 6,064,177; 6,643,158; 6,650,560; 6,775,163; 6,976,885; and 7,153,169. The Company, in its complaint, is seeking to enjoin APC from further infringement of the patents as well as compensatory and treble damages and reimbursement of attorneys’ fees and expenses associated with this action. On June 18, 2007, APC filed a motion to transfer this lawsuit to the United States District Court for the District of Massachusetts.  On July 27, 2007, Mobility filed a sur-reply to APC’s motion to transfer. On October 10, 2007, the court denied APC’s motion to transfer and ordered APC to file an answer within thirty days. On October 18, 2007, APC filed a motion for reconsideration with the court regarding its denial of APC’s original motion to transfer, and on November 2, 2007, the Company filed an opposition to APC’s motion for reconsideration. To date, APC has not filed an answer to the Company’s complaint.
     On June 8, 2007, and as amended on November 8, 2007, the Company filed a complaint for patent infringement against Comarco, Inc. and Comarco Wireless Technologies, Inc. (“Comarco”) in the United States District Court for the Eastern District of Texas, Case No. 5:07cv84. The Company asserts in the complaint that Comarco’s line of universal power adapters for mobile electronic devices infringe upon the Company’s patented intelligent tip architecture.  Specifically, the Company alleges that Comarco’s products infringe U.S. Patent Nos. 6,976,885 and 7,153,169.  The Company, in its complaint, is seeking to enjoin Comarco from further infringement of the patents as well as compensatory and treble damages and reimbursement of attorneys’ fees and expenses associated with this action. On August 1, 2007, Comarco filed an answer denying the Company’s claims and asserting counterclaims against the Company for breach of contract under a settlement agreement executed between the parties in July 2003 and infringement of Comarco’s U.S. Patent No. 6,172,884. Comarco, in its answer and counterclaim, is seeking a declaration that it has not infringed the Company’s patents, a declaration that such patents are invalid and unenforceable, a declaration that the Company has breached the terms of the parties settlement agreement, and injunctive relief against the Company from further infringement of Comarco’s patent, as well as compensatory and treble damages and reimbursement of attorneys’ fees and expenses associated with this action.  On August 21, 2007, and as amended on November 8, 2007, the Company filed a reply to Comarco’s counterclaims denying all claims asserted by Comarco.
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

ITEM 5. OTHER INFORMATION
     We have a policy governing transactions in our securities by directors, officers, employees and others which permits these individuals to enter into trading plans complying with Rule 10b5-l under the Securities Exchange Act of 1934, as amended. We have been advised that Joan W. Brubacher, our Executive Vice President and Chief Financial Officer, terminated her existing trading plan during the fourth quarter of 2007, in accordance with Rule 10b5-l and our policy governing transactions in our securities.
     We anticipate that, as permitted by Rule 10b5-l and our policy governing transactions in our securities, some or all of our directors, officers and employees may establish or terminate trading plans in the future. We intend to disclose the names of executive officers and directors who establish or terminate a trading plan in compliance with Rule 10b5-l and the requirements of our policy governing transactions in our securities in our future quarterly and annual reports on Form 10-Q and 10-K filed with the Securities and Exchange Commission. We undertake no obligation, however, to update or revise the information provided herein, including for revision or termination of an established trading plan, other than in such quarterly and annual reports.
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

MOBILITY ELECTRONICS, INC.
Dated: November 9, 2007	By:	/s/ Michael D. Heil
Michael D. Heil
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

	By:	/s/ Joan W. Brubacher
Joan W. Brubacher
Executive Vice President and Chief Financial Officer and Authorized Officer of Registrant (Principal Financial Officer)

	By:	/s/ Darryl S. Baker
Darryl S. Baker
Vice President, Chief Accounting Officer and Controller

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1	Certificate of Incorporation of the Company (1)

3.2	Articles of Amendment to the Certificate of Incorporation of the Company dated as of June 17, 1997 (2)

3.3	Articles of Amendment to the Certificate of Incorporation of the Company dated as of September 10, 1997 (1)

3.4	Articles of Amendment to the Certificate of Incorporation of the Company dated as of July 20, 1998 (1)

3.5	Articles of Amendment to the Certificate of Incorporation of the Company dated as of February 3, 2000 (1)

3.6	Articles of Amendment to the Certificate of Incorporation of the Company dated as of March 31, 2000 (2)

3.7	Certificate of Designations, Preferences, Rights and Limitations of Series C Preferred Stock (1)

3.8	Certificate of the Designations, Preferences, Rights and Limitations of Series D Preferred Stock (3)

3.9	Certificate of the Designations, Preferences, Rights and Limitations of Series E Preferred Stock of Mobility Electronics, Inc. (4)

3.10	Certificate of the Designations, Preferences, Rights and Limitations of Series F Preferred Stock of Mobility Electronics, Inc. (4)

3.11	Certificate of Designations, Preferences, Rights and Limitations of Series G Junior Participating Preferred Stock of Mobility Electronics, Inc. (5)

3.12	Amended and Restated Bylaws of the Company (6)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith

**	Furnished herewith

(1)	Previously filed as an exhibit to Registration Statement No. 333-30264 dated February 11, 2000.

(2)	Previously filed as an exhibit to Amendment No. 2 to Registration Statement No. 333-30264 on Form S-1 dated May 4, 2000.

(3)	Previously filed as an exhibit to Amendment No. 1 to Registration Statement No. 333-30264 on Form S-1 dated March 28, 2000.

(4)	Previously filed as an exhibit to Current Report on Form 8-K filed on January 14, 2003.

(5)	Previously filed as an exhibit to Current Report on Form 8-K filed on June 19, 2003.

(6)	Previously filed as an exhibit to Form 10-Q for the period ended March 31, 2005.