Form 10-K
period 2007-12-31
MOBILITY ELECTRONICS INC
filed 2008-03-12
CIK 1075656

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)
Accelerated Filer ☑
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 29, 2007) was approximately $69 million.

There were 31,556,765 shares of the registrant’s common stock issued and outstanding as of March 4, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part II and Part III of this Form 10-K.

MOBILITY ELECTRONICS, INC.
FORM 10-K

DISCLOSURE CONCERNING FORWARD-LOOKING STATEMENTS

This report contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “expect,” “anticipate,” “estimate” and other similar statements of expectations identify forward-looking statements. Forward-looking statements in this report can be found in the “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections as well as other sections of this report and include, without limitation, expectations regarding our anticipated revenue, gross margin, and related expenses for 2008; the anticipated penetration of the wireless carrier, dealer/agent, and distributor markets; the expected growth in sales of power products for high-power mobile electronic devices and expanded international distribution; expectations regarding future customer product orders, including the impact resulting from the loss of Lenovo as a customer in 2008; our reliance on distributors and resellers for the distribution and sale of our products; beliefs relating to our competitive advantages and the market need for our products; the belief that our present vendors have sufficient capacity to meet our supply requirements; the expected availability of cash and liquidity; expected market and industry trends; beliefs relating to our distribution capabilities and brand identity; expectations regarding the success of new product introductions; the anticipated strength, and ability to protect, our intellectual property portfolio; and our expectations regarding the outcome and anticipated impact of various legal proceedings in which we are involved. These forward-looking statements are based largely on our management’s expectations and involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include those discussed herein under the heading “Risk Factors” and those set forth in other sections of this report and in other reports that we file with the Securities and Exchange Commission. Additional factors that could cause actual results to differ materially from those expressed in these forward-looking statements include, among others, the following:

•	the loss of, and failure to replace, any significant customers such as Dell in 2007 and Lenovo in 2008;

•	the inability to timely and successfully complete product development efforts and introduce new products;

•	the ineffectiveness of our sales and marketing strategy;

•	the inability to create broad consumer awareness and acceptance for our products and technology;

•	the timing and success of competitive product development efforts, new product introductions and pricing;

•	the ability to expand and protect our proprietary rights and intellectual property;

•	the timing of substantial customer orders;

•	the lack of available qualified personnel;

•	the inability to successfully resolve pending and unanticipated legal matters;

•	the lack of available qualified suppliers and subcontractors and/or their inability to meet our specification, performance, and quality requirements;

•	a decline in market demand for our products; and

•	a downturn in industry and general economic or business conditions.

In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will prove to be accurate. We undertake no obligation to publicly update or revise any forward-looking statements, or any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements.

Mobility Electronics®, iGo®, iGo dualpower®, iGo powerXtendertm and Juice® are trademarks or registered trademarks of Mobility Electronics, Inc. or its subsidiaries in the United States and other countries. Other names and brands may be claimed as the property of others.

PART I

Item 1.	Business

Our Company

We are a leading provider of innovative products and solutions for the mobile electronics industry. We utilize our proprietary technology to design and develop products that make mobile electronic devices more efficient and cost effective, thus enabling professionals and consumers higher utilization of their mobile devices. We believe our competitive advantages include our extensive intellectual property portfolio, the innovative designs and multi-function capabilities of our products, and our private-label reseller, distribution, wireless carrier, and retail relationships.

We have created a broad base of branded and private-label products that focus primarily on providing accessories for mobile electronic devices. In the past, these products have primarily included power accessories, foldable keyboards and connectivity solutions. We have primarily sold our products through original equipment manufacturers, or OEMs, such as Lenovo; private-label resellers, such as Targus Group International; resellers, such as Ingram Micro Inc.; retailers, such as RadioShack Corporation; wireless carriers, such as AT&T; and directly to end users through our iGo brand website, www.igo.com. During 2007, we divested our handheld hardware and docking and expansion product lines, and we have made the decision to no longer manufacture and market our foldable keyboard products and we intend to sell the remaining inventory of our foldable keyboard products in the ordinary course of business. In addition, two of our OEM customers who purchased high-power adapters from us for use with notebook computers have opted for different solutions which are now being provided to them by other suppliers. As a result, in 2008, our primary focus will be on sales of our power solutions for mobile electronic device users.

Our power products, marketed either under a private-label or our iGo brand, include our range of AC, DC, combination AC/DC, and battery-powered universal power adapters. Our combination AC/DC power adapters allow users to charge a variety of their mobile electronic devices from AC power sources located in a home, office or hotel room as well as DC power sources located in automobiles, planes and trains. Our battery-powered universal power adapters, such as the iGo powerXtender, allow users to charge a variety of their mobile electronic devices when they do not have access to an AC or DC power source. Each of these adapters utilizes our patented intelligent tip technology, which allows the use of a single power adapter with interchangeable tips to charge a variety of mobile electronic devices, including portable computers, mobile phones, MP3 players, smartphones, PDAs, portable gaming consoles and other handheld devices. When our power adapters are combined with a multiple output connector accessory, such as the iGo dualpower or iGo power splitter, the user can also simultaneously charge multiple mobile electronic devices.

Our Industry

Over the past two decades, technological advancements in the electronics industry have greatly expanded mobile device capabilities. Mobile electronic devices, many of which can be used for both business and personal purposes, include portable computers, mobile phones, smartphones, PDAs, handheld devices, digital cameras, portable DVD players, MP3 players, and portable game consoles. The popularity of these devices is benefiting from reductions in size, weight and cost and improvements in functionality, storage capacity and reliability. In addition, advances in wireless connectivity technologies, such as Bluetooth® wireless technology and Wi-Fi, have enabled remote access to data networks and the Internet.

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

Market for Our Products.  Our products support mobile electronic devices in several market categories.

•	Portable Computer Market. According to IDC, a subsidiary of International Data Group, a technology media and research company, the worldwide market for portable computers is expected to grow at a compounded annual growth rate, or CAGR, of about 20.4% from approximately 82 million units in 2006 to about 209 million units in 2011. The U.S. market is expected to grow at a CAGR of about 15.4% from approximately 26 million units in 2006 to about 53 million units in 2011.

•	Low Power Mobile Electronic Devices. According to IDC, the worldwide market for low power mobile electronic devices, which includes mobile phones, converged mobile devices, portable digital assistants (PDAs), portable media players, digital cameras, portable game consoles and Bluetooth headsets, is expected to grow at a CAGR of about 7.6% from approximately 1.4 billion units in 2006 to about 1.9 billion units in 2011. The U.S. market is expected to grow at a CAGR of about 5.7% from approximately 263 million units in 2006 to about 347 million units in 2011.

•	Handheld and Converged Mobile Device Market. According to IDC, the worldwide market for converged mobile devices, which includes smartphones and other handheld devices with telephony and data capabilities, is expected to grow at a CAGR of about 30.9% from approximately 81 million units in 2006 to about 312 million units in 2011. The U.S. market for converged mobile devices is expected to grow at a CAGR of about 56% from approximately 8.4 million units in 2006 to about 78 million units in 2011.

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

Our Solutions

Our innovative power solutions eliminate the need for mobile electronic device users to carry multiple power adapters to operate and charge their devices. Our AC/DC combination power adapters work with any available power source, including the AC wall outlet in a home, office or hotel room, or the DC cigarette lighter plug in an automobile, airplane, or train. Our battery-powered universal power adapters allow users to charge a variety of their mobile electronic devices when they do not have access to an AC or DC power source. Our patented intelligent tip technology allows a user to carry a few lightweight interchangeable tips in combination with a single adapter to charge a variety of devices, including a substantial portion of the portable computers, mobile phones, smartphones, PDAs, and other mobile electronic devices currently in the market. Further, device users can simultaneously charge multiple devices by using a single adapter and the appropriate intelligent tips with our optional iGo dualpower or iGo power splitter accessories.

Our Strategy

We intend to capitalize on our current strategic position in the mobile electronic device market by continuing to introduce innovative high-technology products that suit the needs of a broad range of users of these devices. It is our goal to be a market leader in providing unique, innovative power solutions to mobile users. Elements of our strategy include:

Continue To Develop Innovative Products.  We have a history of designing and developing highly differentiated products to serve the needs and enhance the experience of mobile electronic device users. We intend to continue to develop and market a broad range of highly differentiated power products that address additional markets in which we choose to compete. We also intend to protect our intellectual property position in these markets by aggressively filing for additional patents on an ongoing basis and, as necessary, pursuing infringers of our intellectual property.

Establish iGo Tip Standard.  Our patented intelligent tip technology allows a user to carry a few lightweight interchangeable tips in combination with a single adapter to charge a variety of mobile electronic devices. Our strategy is to establish a standard based on this technology in combination with our proprietary tip architecture under the brand name “iGo.” We intend to continue to recruit a broad base of wireless carriers, retailers, and distributors to proliferate this universal tip standard.

Broaden Distribution of iGo Branded Product.  We intend to develop relationships with a broader set of retailers and wireless carriers, some of whom may be served through distribution partners, to expand the market availability of our iGo branded products. We expect that these relationships will allow us to diversify our customer base, add stability and decrease our traditional reliance upon a limited number of OEMs and private label resellers. We also expect that these relationships will significantly increase the availability and exposure of our products, particularly among large national and international retailers and wireless carriers.

Our Products

We provide a broad range of power products designed to satisfy the needs of the mobile electronic device user while traveling, at home or in the office. The following is a description of our primary products by category, which are sold both under our iGo brand and the brands of our private-label reseller, distribution and retail customers.

We offer a range of universal AC, DC, combination AC/DC and battery-powered adapters that are designed for use with portable computers, as well as a variety of other low power mobile electronic devices, including mobile phones, smartphones, PDAs, digital cameras, MP3 players, and portable game consoles.

•	Power Products for High-Power Mobile Electronic Devices. Since inception, we have sold a variety of power products designed for use with portable computers. In early 2003, we introduced our first combination AC/DC universal power adapter, which is designed to power portable computers and works with any available power source, including the AC wall outlet in a home, office or hotel room, or the DC cigarette lighter plug in an automobile, airplane or train. In addition, we offer a range of DC-only power adapters, more commonly known as auto/air adapters, and a range of AC-only power adapters. This family of portable computer power adapters utilizes our patented intelligent and interchangeable tip technology which allows a single power adapter to plug into a substantial portion of the portable computers in the market. When our portable computer power adapters are combined with our optional iGo dualpower accessory, the user can simultaneously charge multiple mobile electronic devices, including mobile phones, smartphones, PDAs, digital cameras, MP3 players, and portable game consoles, eliminating the need to carry multiple charging adapters. Sales of our portable computer power products represented approximately 62%, 60% and 63% of our total revenue for the years ended December 31, 2007, 2006 and 2005, respectively.

•	Power Products for Low-Power Mobile Electronic Devices. During 2004, we introduced our first power adapters designed for use with mobile electronic products with power requirements lower than those of portable computers, such as mobile phones, smartphones, PDAs, digital cameras, MP3 players, and portable game consoles. These products include a range of DC cigarette lighter adapters, mobile AC adapters, combination AC/DC adapters, and battery-powered adapters. This family of power adapters also utilizes our patented intelligent and interchangeable tip technology which allows a single power adapter to plug into a substantial number of mobile electronic devices other than portable computers. When combined with our optional iGo dualpower or iGo power splitter accessories, the user of these power adapters can simultaneously charge multiple mobile electronic devices. Sales of these power adapters represented approximately 25%, 16%, and 12% of our total revenue for the years ended December 31, 2007, 2006 and 2005, respectively.

Accessories.  In the past we have also marketed a number of mobile device accessories such as monitor stands, portable computer stands and foldable keyboards. Sales of these products represented approximately 4%, 4%, and 3% of our total revenue for the years ended December 31, 2007, 2006, and 2005, respectively. We expect to discontinue sales of these products during 2008.

Expansion and Docking Products.  In April 2007, we sold the expansion and docking business to Mission Technology Group. Mission Technology Group’s results of operations are consolidated with ours because Mission Technology Group is obligated to repay the promissory notes it issued to us in connection with this sale, and we have determined that we are the primary beneficiary of this variable interest entity. Mission Technology Group offers a variety of PCI slot expansion products for portable computers, desktop computers and servers. For more information, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments, and — Critical Accounting Policies and Estimates, Variable Interest Entities.” Sales of expansion and docking products represented approximately 9%, 6%, and 7% of our total revenue for the years ended December 31, 2007, 2006 and 2005, respectively.

Sales and Marketing

We market and sell our products on a worldwide basis to OEMs and private-label resellers, distributors, resellers, retailers, wireless carriers and directly to end users through our iGo.com website. Our sales organization is primarily aligned along our core retail and distribution channels and geographies throughout North America, Europe and Asia Pacific. During 2007, approximately 52% of our sales were through OEMs and private label resellers, and approximately 37% of our sales were through retailers and distributors.

Our total global revenue consisted of the following regional results: North American sales of $64.1 million, or 82% of our consolidated revenue; Asia Pacific sales of $10.0 million, or 13% of our consolidated revenue; and European sales of $3.6 million, or 5% of our consolidated revenue. For additional information regarding revenue, operating results and assets by business segment, see Note 17 to the Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K.

We have implemented a variety of marketing activities to market our family of products including participation in major trade shows, key distribution catalogs, distribution promotions, reseller and information technology manager advertising, on-line advertising and banner ads, direct mail and bundle advertisements with retail and distribution channel partners and cooperative advertising with our retail partners. In addition, we pursue a public relations program to educate the market regarding our products.

Customers

We sell to OEMs, private-label resellers, distributors, resellers, retailers and directly to end users through our iGo website. Our largest customers for 2007 included:

OEM/Private Label Resellers

Dell
Lenovo
Targus

Retailers/Distributors

Amazon.com
Brookstone
D & H Distributing
Ingram Micro
Inmotion Pictures
Microcel
RadioShack
Superior Communications
Wynit

As a group, the OEMs/Private Label Resellers and Retailers/Distributors listed in the table above accounted for 49% and 34%, respectively, of revenue for the year ended December 31, 2007, compared to 51% and 26% for the year ended December 31, 2006. Our distributors sell a wide range of our products to value-added resellers, system integrators, cataloguers, major retail outlets and certain OEM fulfillment outlets worldwide.

Targus, which is a private-label reseller of accessories for mobile electronic devices, accounted for 36% of our revenue for the year ended December 31, 2007. RadioShack, a retailer of consumer electronic devices, accounted for 27% of our revenue for the year ended December 31, 2007. Lenovo, which is an OEM of mobile computers and other mobile electronic devices, accounted for 10% of our revenue for the year ended December 31, 2007. Our relationship with Dell, which accounted for 4% of our revenue for the year ended December 31, 2007, was discontinued during 2007. We do not expect to receive additional orders for our power products from Lenovo beyond the first quarter of 2008, as Lenovo has selected a different sourcing solution. The loss of any one or more of Targus, RadioShack or any of our remaining other major customers would likely have a material adverse effect on our business. No customer other than Targus, RadioShack or Lenovo accounted for greater than 10% of sales for the year ended December 31, 2007.

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

As is generally the practice in our industry, a portion of our sales to distributors and retailers is generally under terms that provide for stock balancing return privileges and price protection. Accordingly, we make a provision for estimated sales returns and other allowances related to those sales. Returns, which are netted against our reported revenue, were approximately 1% of revenue for the years ended December 31, 2007 and 2006. Also, as is generally the practice in our industry, our OEM and private-label reseller customers only have return rights in the event that our product is defective. Accordingly, we make a provision for estimated defective product warranty claims for these customers. Defective product warranty claims were less than 1% of revenue for the years ended December 31, 2007 and 2006.

Backlog

Our backlog at February 21, 2008 was approximately $10.4 million, compared with backlog of approximately $6.8 million at February 28, 2007. Backlog includes orders confirmed with a purchase order for products scheduled to be shipped within 90 days to customers with approved credit status. Because of the generally short cycle between order and shipment and occasional customer changes in delivery schedules or cancellation of orders (which are made without significant penalty), we do not believe that our backlog, as of any particular date, is necessarily indicative of actual net sales for any future period.

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

As of December 31, 2007, our research and development group consisted of 13 people who are responsible for hardware and software design, product testing and quality assurance. Electrical design services are provided to us by several of our outsource partners under the supervision of our in-house research and development group. Amounts spent on research and development for the years ended December 31, 2007, 2006, and 2005 were $5.2 million, $7.8 million, and $6.6 million, respectively.

Manufacturing and Logistics

In order to manufacture our products cost-effectively, we have implemented a strategy to outsource substantially all of the manufacturing services for our products. Our internal activities are focused on design, low-volume manufacturing and quality testing and our outsourced manufacturing providers are focused on high-volume manufacturing and logistics.

We currently have relationships for the manufacture of our family of universal power products with various manufacturing entities primarily located in China. In addition to providing manufacturing services, a number of these companies also provide us with some level of design and development services.

We purchase the principal components of our products from outside vendors. The terms of supply contracts are negotiated by us or our manufacturing partners with each vendor. We believe that our present vendors have sufficient capacity to meet our supply requirements and that alternative production sources for most components are generally available without interruption, however, several vendors are sole sourced. In order to ensure timely delivery of products to customers, from time to time, we issue letters of authorization to our suppliers that authorize them to secure long lead components in advance of purchase orders for products.

The majority of our OEM and private-label products are shipped by our outsource manufacturers to our OEM and private-label reseller customers or their fulfillment hubs. We employ the services of an outsource logistics company to efficiently manage the packaging and shipment of our iGo branded products to our various retail and distribution channels.

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

Although we believe that our products compete favorably with respect to such factors, there can be no assurance that we can maintain our competitive position against current or potential competitors, especially those with greater financial, marketing, service, support, technical or other competitive resources. However, we believe that our innovative products, coupled with our strategic relationships with private-label resellers, distributors, resellers, retailers and wireless carriers provide us with a competitive advantage in the marketplace.

Our power products primarily compete with products offered by low-cost manufacturers of model-specific adapters and specialized third party mobile computing accessory companies, including American Power Conversion, Belkin, Comarco, Lind, and RRC Power Solutions. In addition, we compete with the internal design efforts of some of our customers.

Proprietary Rights

We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyrights, trademarks, and trade secret laws. We have a program to file applications for and obtain patents, copyrights, and trademarks in the United States and in selected foreign countries where we believe filing for such protection is appropriate. We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements. As of March 4, 2008, we held approximately 209 patents and patents pending worldwide relating to our power technology. There can be no assurance, however, that the rights we have obtained can be successfully enforced against infringing products in every jurisdiction. Although we believe the protection afforded by our patents, copyrights, trademarks, and trade secrets has value, the rapidly changing technology in our industry and uncertainties in the legal process make our future success dependent primarily on the innovative skills, technological expertise, and management abilities of our employees rather than on the protection afforded by patent, copyright, trademark, and trade secret laws.

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

Employees

As of December 31, 2007, excluding Mission Technology Group, we had 60 full-time employees, 50 located in the United States, 6 located in Asia and 4 located in Europe, including 11 employed in operations, 13 in engineering, 19 in sales and marketing and 17 in administration. We engage temporary employees from time to time to augment our full time employees, generally in operations. None of our employees are covered by a collective bargaining agreement. We believe we have good relationships with our employees.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains an internet website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including Mobility) file electronically with the SEC. The SEC’s website is www.sec.gov.

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

We have experienced significant operating losses since inception and, as of December 31, 2007, have an accumulated deficit of $131 million. We intend to make expenditures on an ongoing basis to support our operations, primarily from cash generated from operations and, if available, from lines of credit, as we develop and introduce new products and expand into new markets. If we do not achieve revenue growth sufficient to absorb our planned expenses, we will experience additional losses in future periods. In addition, there can be no assurance that we will achieve or sustain profitability.

Our future success is dependent on market acceptance of our power products, particularly in light of the divestiture of our connectivity business and our decision to discontinue the production and marketing of our foldable keyboard products. If acceptance of our power products does not continue to grow, we will not be able to increase or sustain our revenue, and our business will be severely harmed. If we do not achieve widespread market acceptance of our power products and technology, we may not maintain our existing revenue or achieve anticipated revenue. For example, we currently derive a material portion of our revenue from the sale of our power adapter products. These universal power adapters represent a relatively new product category in the mobile electronics industry. We anticipate that a material portion of our revenue in the foreseeable future will be derived from our family of universal power products and similar power products in this relatively new market category that we are currently developing or plan to develop. We can give no assurance that this market category will develop sufficiently to cover our expenses and costs or that we will be able to develop similar power products. Moreover, our power products may not achieve widespread market acceptance if:

•	we lose, or fail to replace, any significant retail or distribution partners;

•	we fail to expand and protect our proprietary rights and intellectual property;

•	we fail to complete development of these products in a timely manner;

•	we fail to achieve the performance criteria required of these products by our customers; or

•	competitors introduce similar or superior products.

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

We have acquired, and intend to continue to pursue opportunities to acquire businesses, products or technologies that complement or expand our current capabilities. For example, in 2006 we acquired substantially all of the assets of Think Outside, Inc., a developer and marketer of foldable keyboards and other accessories for mobile handheld devices and, in 2007, made the determination to no longer develop and market these keyboard products. Additional acquisitions could require significant capital infusions and could involve many risks including, but not limited to, the following:

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

We currently rely on cash flow from operations and cash on hand to fund our operating and capital needs. We may, in the future, expend significant capital to further develop our products, increase awareness of our brand names, expand our operating and management infrastructure, and pursue opportunities to acquire businesses, products or technologies that complement or expand our current capabilities. We may also use capital more rapidly than currently anticipated. Additionally, we may incur higher operating expenses and generate lower revenue than currently expected, and we may be required to depend on external financing to satisfy our operating and capital needs. We may be unable to secure financing on terms acceptable to us, or at all, at the time when we need such funding. If we raise funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced, and the securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock or may be issued at a discount to the market price of our common stock which would result in dilution to our existing stockholders. If we raise additional funds by issuing debt, we may be subject to debt covenants, such as the debt covenants under a secured credit facility, which could place limitations on our operations including our ability to declare and pay dividends. For example, as of December 31, 2007, we were not in compliance with the covenants under our secured line of credit and, accordingly, we are currently unable to utilize this credit facility. Our inability to raise additional funds on a timely basis would make it difficult for us to achieve our business objectives and would have a negative impact on our business, financial condition and results of operations.

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

We typically enter into confidentiality, noncompete or invention assignment agreements with our key employees, distributors, customers and potential customers, and limit access to, and distribution of, our product design documentation and other proprietary information. There can be no assurance that our confidentiality agreements, confidentiality procedures, noncompetition agreements or other factors will be adequate to deter misappropriation or independent third-party development of our technology or to prevent an unauthorized third party from obtaining or using information that we regard as proprietary. We have aggressively pursued the protection of our intellectual property rights, including our recently settled patent infringement lawsuit against American Power Conversion Corporation and our ongoing patent infringement lawsuit against Comarco, Inc. and Comarco Wireless Technologies, Inc. in the Eastern District of Texas. Litigation efforts such as these have been, and will in the future be, necessary to defend our intellectual property rights, both for our power and expansion technology, and will likely result in substantial cost to, and divisions of efforts by, us.

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

There can be no assurance that our competitors will not independently develop technology similar to existing proprietary rights of others. We expect that our products will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. There can be no assurance that third parties will not assert infringement claims against us in the future or, if infringement claims are asserted, that such claims will be resolved in our favor. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms favorable to us, if at all. In addition, litigation may be necessary in the future to protect our trade secrets or other intellectual property rights, or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources. For example, in 2003 we settled a patent infringement lawsuit with Comarco, Inc., in 2006 we settled a patent infringement lawsuit with Formosa Electronics Co. Ltd., and at the beginning of 2008 we settled a patent infringement lawsuit with American Power Conversion Corporation. We incurred significant costs in these lawsuits and many of our executive officers and employees devoted substantial time and effort to these lawsuits.

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

We have historically derived a substantial portion of our revenue from a relatively small number of customers. Our five largest customers comprised 78% of our revenue for the year ended December 31, 2007. These customers typically do not have minimum purchase requirements and can stop purchasing our products at any time or with very short notice. In addition, most customer agreements are short term and non-exclusive and provide for purchases on a purchase order basis. We expect that a small number of customers will continue to represent a substantial percentage of our sales.

If any of our other major customers reduce, delay or cancel orders with us, and we are not able to sell our products to new customers at comparable levels, our revenue could decline significantly and could result in excess inventory and inventory holding or obsolescence charges. For example, Targus, RadioShack and Lenovo accounted for 36%, 27% and 10% of our revenue, respectively, for the year ended December 31, 2007. We do not expect to receive additional orders for our power products from Lenovo beyond the first quarter of 2008 and Dell, which accounted for 17% of our revenue in 2006, discontinued ordering our power products in 2007. In addition, any difficulty in collecting amounts due from one or more key customers would negatively impact our result of operations.

Our success is dependent in part upon our relationships with a limited number of strategic resellers.

We have entered into relationships with a small number of strategic resellers. Our relationships with strategic resellers, particularly our private-label partner Targus, are critical to our success and the failure of these resellers to purchase, and successfully market and distribute our products will limit our success and the market acceptance of our universal power adapters. For example, during 2004, one of our former private-label reseller partners decided to distribute products manufactured by a competitor in addition to our family of power products. This private-label reseller subsequently discontinued its sales of our family of power products. In the event other resellers discontinue the sale of our power products or are unsuccessful in marketing and distributing our products, our revenue will suffer, which is likely to have a negative impact on the price of our common stock.

In addition, under the terms of our agreement with Targus, our direct access to certain U.S. markets has been limited for the sale of our power products for use with high-power mobile electronic devices, and the agreement also provides that we may not enter into any more than two broad-based, private-label distribution agreements. Accordingly, our success will depend in part upon Targus’ ability and willingness to effectively and widely distribute and market our products. For example, because the Targus distribution channel includes large retailers such as Best Buy, we are limited in our ability to distribute our high-power products to similar retailers directly. If Targus does not purchase the volume of products that we anticipate, our results of operations will suffer.

The success of our relationship with strategic resellers, such as Targus, will also depend in part upon their success in marketing and selling our products outside of the United States. The international sales by our strategic resellers are subject to a number of risks that could limit sales of our products. These risks include:

•	the impact of possible recessionary environments in foreign economies;

•	political and economic instability;

•	unexpected changes in regulatory requirements;

•	export restriction and availability of export licenses; and

•	tariffs and other trade barriers.

We will need to expand sales through distributors and resellers in order to develop our business and increase revenue.

We rely to a large extent on distributors and resellers for the distribution and sale of our products. Our strategy contemplates the expansion of our distributor and reseller network both domestically and internationally, and an increase in the number of customers purchasing our products through these expanded channels. Our future success will depend in part on our ability to attract, train, and motivate new distributors and resellers and expand our relationships with current distributors and resellers. We may not be successful in expanding our distributor and reseller relationships. We will be required to invest significant additional resources in order to expand these relationships, and the cost of this investment may exceed the margins generated from this investment. Conducting business through indirect sales channels presents a number of risks, including:

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

Most of our products are produced under contract manufacturing arrangements with several manufacturers in China, Taiwan and the United States. Our reliance on third party manufacturers exposes us to risks, which are not in our control, which could negatively impact our results of operations. Any termination of or significant disruption in our relationship with our manufacturers may prevent us from filling customer orders in a timely manner, as we generally do not maintain large inventories of our products, and will negatively impact our revenue.

Our use of contract manufacturers reduces control over product quality and manufacturing yields and costs. We depend upon our contract manufacturers to deliver products that are free from defects, competitive in cost and in compliance with our specifications and delivery schedules. Moreover, although arrangements with such manufacturers may contain provisions for warranty obligations on the part of contract manufacturers, we remain primarily responsible to our customers for warranty obligations. Disruption in supply, a significant increase in the cost of the assembly of our products, failure of a contract manufacturer to remain competitive in price, the failure of a contract manufacturer to comply with any of our procurement needs or the financial failure or bankruptcy of a contract manufacturer could delay or interrupt our ability to manufacture or deliver our products to customers on a timely basis. In addition, regulatory agencies and legislatures in various countries, including the United States, have undertaken reviews of product safety, and various proposals for additional, more stringent laws and regulations are under consideration. Current or future laws or regulations may become effective in various jurisdictions in which we currently operate and may increase our costs and disrupt our business operations.

We have committed, for example, to manufacture various high-power adapter products with Hipro Electronics Company, Ltd., subject to our cost, delivery, quality and other requirements. In addition, Hipro manufactures our products on a purchase order basis and does not dedicate manufacturing capacity to us. Any disruption in our relationship with Hipro and/or the inability of Hipro to meet our manufacturing needs for our high-power adapter products could harm our business. In order to replace Hipro we would have to identify and qualify an alternative supplier. This process could take several months to complete and would significantly impair our ability to fulfill customer orders. Similarly, we may encounter these same issues with respect to other products manufactured for us by Tandy RadioShack, Phihong and others.

We generally provide our third-party contract manufacturers with a rolling forecast of demand which they use to determine our material and component requirements. Lead times for ordering materials and components vary significantly and depend on various factors, such as the specific supplier, contract terms and demand and supply for a component at a given time. Some of our components have long lead times. For example, certain electronic components used in our high-power adapter products have lead times that range from six to ten weeks. If our forecasts are less than our actual requirements, our contract manufacturers may be unable to manufacture products in a timely manner. If our forecasts are too high, our contract manufacturers will be unable to use the components they have purchased on our behalf, which may require us to purchase the components from them before they are used in the manufacture of our products.

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

The principal components of our products are purchased from outside vendors. Several of these vendors are our sole source of supply. We do not have long term supply agreements with the manufacturers of these components.

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

Our success depends on our ability to manage growth effectively. If we do not effectively manage this growth, we may not be able to operate efficiently or maintain the quality of our products. Either outcome could materially and adversely affect our operating results. As we continue to develop new products and bring them to market, we will be required to manage multiple projects, including the design and development of products and their transition to high volume manufacturing. This will place a significant strain on our operational, financial and managerial resources and personnel, our management information systems, and our operational and financial controls. To effectively manage our growth we must:

•	effectively utilize our research and development resources;

•	install and implement adequate controls and management information systems in an effective, efficient and timely manner;

•	increase the managerial skills of our supervisors;

•	maintain and strengthen our relationships with our contract manufacturers and fulfillment providers; and

•	more effectively manage our supply chain.

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

In the past, some of our customers have returned products to us because the product did not meet their expectations, specifications or requirements. These returns were less than 1% of revenue for each of the years ended December 31, 2007 and 2006. It is likely that we will experience some level of returns in the future and, as our business grows, this level may be more difficult to estimate. A portion of our sales to distributors is generally under terms that provide for certain stock balancing privileges. Under the stock balancing programs, some distributors are permitted to return up to 15% of their prior quarter’s purchases, provided that they place a new order for equal or greater dollar value of the amount returned. We have not historically experienced significant stock balance returns.

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

We currently compete with the internal design efforts of various OEMs. These OEMs have larger technical staffs, more established and larger marketing and sales organizations and significantly greater financial resources than we do. There can be no assurance that such competitors will be unable to respond as quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the development, sale and promotion of their products better than we do or develop products that are superior to our products or that achieve greater market acceptance.

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

As of March 4, 2008, we had 31,556,765 shares of common stock outstanding. All of our outstanding shares are currently available for sale in the public market, some of which are subject to volume and other limitations under the securities laws. Future sales of substantial amounts of shares of our common stock by our existing stockholders in the public market, or the perception that these sales could occur, may cause the market price of our common stock to decline. We may be required to issue additional shares upon exercise of previously granted options and warrants that are currently outstanding.

As of March 4, 2008, we had 384,175 shares of common stock issuable upon exercise of stock options under our long-term incentive plans, of which 384,175 options were exercisable as of March 4, 2008; as of March 4, 2008, we had 1,255,414 shares of common stock issuable upon the vesting of restricted stock units under our long term incentive plans; 336,723 shares were available for future issuance under our 1996 stock option plan, 960,620 shares were available for future issuance under our Mobility Electronics, Inc. Omnibus Long-Term Incentive Plan, and 61,984 shares were available for future issuance under our Mobility Electronics, Inc. Non-Employee Director Long-Term Incentive Plan; 1,768,222 shares of common stock were available for purchase under our Employee Stock Purchase Plan; and we had warrants outstanding to purchase 600,238 shares of common stock, of which 5,000 were exercisable as of March 4, 2008. Increased sales of our common stock in the market after exercise of currently outstanding options could exert significant downward pressure on our stock price. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price we deem appropriate.

Our executive officers, directors and principal stockholders have substantial influence over us.

As of March 4, 2008, our executive officers, directors and principal stockholders owning greater than 5% of our outstanding common stock together beneficially owned approximately 42% of the outstanding shares of common stock. As a result, these stockholders, acting together, may be able to exercise substantial influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may also have the effect of delaying or preventing a change in our control that may be viewed as beneficial by the other stockholders.

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

Our corporate offices are located in Scottsdale, Arizona. This facility consists of approximately 25,000 square feet of leased space pursuant to a lease for which the current term expires on September 30, 2008. We also lease offices in Swindon, UK, Taipei, Taiwan and Dong Guan, China. Each of these offices supports our selling, research and development, and general administrative activities. Our warehouse and product fulfillment operations are conducted at various third-party locations throughout the world. We believe our facilities are suitable and adequate for our current business activities for the remainder of the lease terms.

Item 3.	Legal Proceedings

On August 26, 2004, the Company and iGo Direct Corporation, the Company’s wholly-owned subsidiary, filed a complaint against Twin City Fire Insurance Co. in the United States District Court for the District of Nevada, Case No. CV-N-04-0460-HDM-RAM. The complaint alleged several causes of action in connection with Twin City’s refusal to cover, under director and liability insurance policies issued to iGo by Twin City, fees and expenses incurred in connection with the defense of certain former officers of iGo relating to an SEC matter that arose prior to the Company’s acquisition of iGo Corporation in September 2002. On February 15, 2008, the parties to this litigation entered into a mutual settlement and release agreement pursuant to which Twin City agreed to pay iGo Direct Corporation $1.5 million under the director and liability insurance policy issued to iGo and the parties mutually agreed to dismiss the litigation and release each other from further claims relating to the matters disputed in the litigation.

On May 30, 2007, American Power Conversion (“APC”) filed a complaint for declaratory relief against the Company in the United States District Court for the District of Massachusetts, Case No. 07 CA 11012 RWZ. On May 31, 2007, the Company filed a complaint for patent infringement against APC in the United States District Court for the Eastern District of Texas, Case No. 5:07cv83. Effective January 14, 2008, the Company and APC entered into a settlement agreement pursuant to which the parties mutually agreed to dismiss both of the above cases, release each other from further claims relating to the matters disputed in the litigation, and the procedural manner in which further litigation regarding similar matters would be conducted.

On June 8, 2007, the Company filed a complaint for patent infringement against Comarco, Inc. and Comarco Wireless Technologies, Inc. (“Comarco”) in the United States District Court for the Eastern District of Texas, Case No. 5:07cv84. The Company asserts in the complaint that Comarco’s line of universal power adapters for mobile electronic devices infringe upon the Company’s patented intelligent tip architecture. Specifically, the Company alleges that Comarco’s products infringe U.S. Patent Nos. 6,976,885 and 7,153,169. The Company, in its complaint, is seeking to enjoin Comarco from further infringement of the patents as well as compensatory and treble damages and reimbursement of attorneys’ fees and expenses associated with this action. On August 1, 2007, Comarco filed an answer denying the Company’s claims and asserting counterclaims against the Company for breach of contract under a settlement agreement executed between the parties in July 2003 and infringement of Comarco’s U.S. Patent No. 6,172,884. Comarco, in its answer and counterclaim, is seeking a declaration that it has not infringed the Company’s patents, a declaration that such patents are invalid and unenforceable, a declaration that the Company has breached the terms of the parties settlement agreement, and injunctive relief against the Company from further infringement of Comarco’s patent, as well as compensatory and treble damages and reimbursement of attorneys’ fees and expenses associated with this action. The parties have each since filed amended complaints, answers and counterclaims asserting substantially similar claims as those set forth in their original filings.

We are from time to time involved in various legal proceedings other than those set forth above incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on our business, financial condition, results of operations or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of stockholders during the fourth quarter of 2007.

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

	High	Low

Year Ended December 31, 2006
Quarter Ended March 31, 2006	$11.09	$7.47
Quarter Ended June 30, 2006	$8.72	$6.12
Quarter Ended September 30, 2006	$7.64	$4.35
Quarter Ended December 31, 2006	$5.57	$2.58
Year Ended December 31, 2007
Quarter Ended March 31, 2007	$4.48	$2.87
Quarter Ended June 30, 2007	$4.03	$2.77
Quarter Ended September 30, 2007	$3.93	$2.68
Quarter Ended December 31, 2007	$3.75	$1.48

As of March 4, 2008, there were approximately 31,556,765 shares of our common stock outstanding held by approximately 281 holders of record and the last reported sale price of our common stock on The NASDAQ Global Market on March 4, 2008 was $1.35 per share.

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

Issuer Purchases of Equity Securities

During the fourth quarter of 2007, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers,” of shares of our common stock.

Stock Performance Graph

The following chart compares the yearly percentage change in the cumulative total stockholder return on our common stock from the fiscal year ending December 31, 2002 through the fiscal year ending December 31, 2007 with the cumulative total return of (1) the S&P 600 Technology Hardware & Equipment Index, and (2) the NASDAQ Composite Market Index. The comparison assumes $100 was invested on December 31, 2002 in our common stock and in each of the other indices, and assumes reinvestment of dividends. We paid no dividends during the period. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG MOBILITY ELECTRONICS, INC.,
NASDAQ COMPOSITE MARKET INDEX, AND
S&P 600 TECHNOLOGY HARDWARE & EQUIPMENT INDEX

TOTAL RETURN INDEX

Source: Bloomberg           Base date = 100

Company Name	Dec-02	Dec-03	Dec-04	Dec-05	Dec-06	Dec-07
Mobility Electronics, Inc.	100.00	1176.45	1128.95	1271.05	440.79	205.26
S&P 600 Tech HW & EQP Index	100.00	149.15	166.85	154.83	172.27	190.58
NASDAQ Index Composite Index	100.00	150.77	164.56	168.05	185.50	205.27

ASSUMES $100 INVESTED ON DECEMBER 31, 2002
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

The following selected consolidated financial data should be read together with our consolidated financial statements and notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other information contained in this Form 10-K. The selected financial data presented below under the captions “Consolidated Statements of Operations Data” and “Consolidated Balance Sheet Data” as of and for each of the years in the five-year period ended December 31, 2007 are derived from our consolidated financial statements, which consolidated financial statements have been audited by KPMG LLP, an independent registered public accounting firm. The consolidated balance sheet data as of December 31, 2007 and 2006 and consolidated statement of operations data for each of the years in the three-year period ended December 31, 2007, are derived from our consolidated financial statements, included elsewhere in this Form 10-K.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenue	$77,719	$92,464	$85,501	$70,213	$50,750
Cost of revenue	58,473	69,349	59,653	49,294	33,610

Gross profit	19,246	23,115	25,848	20,919	17,140
Total operating expenses	34,866	41,039	28,712	22,617	20,787

Loss from operations	(15,620)	(17,924)	(2,864)	(1,698)	(3,647)
Interest, net	1,156	1,203	813	(72)	(27)
Gain (loss) on disposal of assets	1,891	—	11,639	(15)	(55)
Litigation settlement expense	—	(250)	(4,284)	—	—
Other, net	393	129	(12)	51	59

Income (loss) from continuing operations before minority interest and income taxes	(12,180)	(16,842)	5,292	(1,734)	(3,670)
Minority interest	384	—	—	—	—
Provision for income tax	—	—	285	—	—

Income (loss) from continuing operations	(12,564)	(16,842)	5,007	(1,734)	(3,670)
Loss from discontinued operations of handheld software product line	—	—	—	(466)	(329)

Net income (loss)	(12,564)	(16,842)	5,007	(2,200)	(3,999)
Beneficial conversion cost of preferred stock	—	—	—	—	(445)
Preferred stock dividend	—	—	—	—	(20)

Net income (loss) attributable to common stockholders	$(12,564)	$(16,842)	$5,007	$(2,200)	$(4,464)

Net income (loss) per share — diluted:
Diluted income (loss) per share from continuing operations	$(0.40)	$(0.54)	$0.16	$(0.06)	$(0.16)
Loss per share from discontinued operations	—	—	—	$(0.02)	$(0.01)

Diluted income (loss) per share	$(0.40)	$(0.54)	$0.16	$(0.08)	$(0.17)
Diluted income (loss) per share attributable to common stockholders	$(0.40)	$(0.54)	$0.16	$(0.08)	$(0.19)
Weighted average common shares outstanding:
Basic	31,534	31,392	30,004	28,027	23,440

Diluted	31,534	31,392	32,003	28,027	23,440

CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments	$24,934	$17,343	$33,923	$12,768	$11,024
Working capital	33,400	34,495	42,902	23,376	22,348
Total assets	54,150	65,864	83,910	55,417	49,833
Long-term debt and other non-current liabilities, less current portion	—	—	824	463	526
Total stockholders’ equity	37,456	49,405	59,349	40,701	40,642

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We use our proprietary technology to design and develop products that make computers and mobile electronic devices more efficient and cost effective, thus enabling professionals and consumers higher utilization of their mobile devices and the ability to access information more readily. Our products include power products for high-power mobile electronic devices, such as portable computers; power products for low-power mobile electronic devices, such as mobile phones, PDAs, and MP3 players; foldable keyboards; and accessory products. We are organized in three business segments, which consist of the High-Power Group, the Low-Power Group and the Connectivity Group. In February 2007, we sold substantially all of the assets, which consisted primarily of inventory, of our handheld hardware product line. The operating results of the handheld hardware product line were historically included in the results of the Connectivity Group, which were related to the expansion and docking product line. In April 2007, we sold substantially all of the remaining assets of our Connectivity Group. The operating results of Mission Technology Group, which purchased substantially all of the assets of our expansion and docking product line, are consolidated with our operating results pursuant to FIN 46R and are included in the Connectivity Group.

High-Power Group.  Our High-Power Group is focused on the development, marketing and sales of power products and accessories for mobile electronic devices with high power requirements, which consist primarily of portable computers. These devices also allow users to simultaneously charge one or more low-power mobile electronic devices with our optional iGo dualpower and power splitter accessories. We sell these products to OEMs, private-label resellers, distributors, resellers and retailers. We supplied OEM — specific, high-power adapter products to Dell through the first quarter of 2007 and we currently supply Lenovo, although we do not expect that sales to Lenovo will continue after the first quarter of 2008. We have entered into a strategic reseller agreement with Targus to market and distribute high-power adapter products on a private-label basis. We sell to retailers such as RadioShack and through distributors such as Ingram Micro. Prior to January 1, 2006, High-Power Group revenue included sales of low-power products to RadioShack. High-Power Group revenue accounted for approximately 62% of revenue for the years ended December 31, 2007 and 2006.

Low-Power Group.  In April 2005, we formed the Low-Power Group, which is focused on the development, marketing and sales of power products for low-power mobile electronic devices, such as mobile phones, smartphones, PDAs, MP3 players and portable gaming consoles. These products include cigarette lighter adapters, mobile AC adapters, low-power universal AC/DC adapters, and low-power universal battery products. Each of these power devices are designed to incorporate our patented tip technology. The combination AC/DC adapter also allows users to simultaneously charge a second device with our optional iGo dualpower or iGo power splitter accessories. Low-Power Group revenue accounted for approximately 29% of revenue for the year ended December 31, 2007 and 18% of revenue for the year ended December 31, 2006. There were no Low-Power Group sales prior to April 1, 2005.

We account for our foldable keyboard business as part of our Low-Power Group. Sales of these foldable keyboard products represented approximately 4% of our total revenue for the year ended December 31, 2007 and 2% of our total revenue for the year ended December 31, 2006. During 2007, the market for foldable keyboards decreased significantly and we made the decision to discontinue the production and marketing of foldable keyboard products. Accordingly, we expect revenue from this product line to decrease significantly in 2008.

Sales to OEMs and private-label resellers accounted for approximately 52% of revenue for the year ended December 31, 2007 and approximately 62% of revenue for the year ended December 31, 2006. Sales through retailers and distributors accounted for approximately 37% of revenue for the year ended December 31, 2007 and approximately 31% of revenue for the year ended December 31, 2006. The balance of our revenue during these periods was derived from direct sales to end-users. In the future, we expect that we will be dependent upon a relatively small number of customers for a significant portion of our revenue, including most notably RadioShack and Targus. We intend to develop relationships with a broader set of retailers and wireless carriers to expand the market availability of our iGo branded products. We expect that these relationships will allow us to diversify our customer base, add stability and decrease our traditional reliance upon a limited number of OEMs and private label resellers. We also expect that these relationships will significantly increase the availability and exposure of our products, particularly among large national and international retailers and wireless carriers.

Our continued focus is on proliferating power products that incorporate our tip technology for both high- and low-power mobile electronic devices and on developing complementary products. Our long-term goal is to establish an industry standard for all mobile electronic device power products based on our patented tip technology.

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

Recent Developments

In the fourth quarter of 2007, due to a decline in the market for foldable keyboards, we made the decision to discontinue production and marketing of our foldable keyboard product line. Accordingly, we expect revenue from this product line to decrease significantly in 2008. We are currently engaged in marketing a portfolio of patents and patents pending associated with this product line.

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

The first transaction, which was completed in February 2007, involved the sale of substantially all of the assets of our handheld connectivity business, which consisted primarily of inventory, to CradlePoint for $1.8 million plus potential additional consideration based on future performance. At the closing, we received $50,000 in cash and a promissory note for $1.5 million, bearing interest at the rate of 6% annually, to be paid within two years as CradlePoint sells the inventory acquired in the transaction. We received a cash payment of $250,000 in August 2007. We will also receive (1) 5% of CradlePoint’s revenues for five years, with a minimum payment of $300,000 due within three years, and (2) 100% of the first $200,000, and 50% thereafter, of any sales beyond the first $1.8 million of inventory purchased by CradlePoint at the closing.

The second and third transactions involved the sale of substantially all of the assets of our expansion and docking business. The agreements for these transactions were executed in February 2007 and the transactions were completed in April 2007. In one transaction, we sold a portfolio of patents and patents pending relating to our PCI expansion and docking technology to A.H. Cresant Group LLC. In the other transaction, we sold substantially all of the assets related to our expansion and docking business to Mission Technology Group, an entity that is owned by Randy Jones, our former Senior Vice President and General Manager, Connectivity. As a result of these two transactions, the Company received total net proceeds of approximately $4.8 million consisting of $925,000 in cash and two promissory notes totaling approximately $3.9 million. At the closing, we also received a 15% fully-diluted equity interest in Mission Technology Group. Given the related party nature of this transaction, we retained an independent, third party financial advisor to assist us. In determining the sales price for these assets and liabilities, we evaluated past performance and expected future performance, and received an opinion from our financial advisor that the consideration to be received was fair from a financial point of view. Our Board of Directors approved these transactions following a separate review and recommended approval of the Mission Technology Group transaction by our Audit Committee. We include the assets, liabilities and operating results of Mission Technology Group in our consolidated financial statements pursuant to FIN 46R.

Our Connectivity Group was historically focused on the development, marketing and sales of connectivity and expansion and docking products. Our early focus was on the development of remote peripheral component interface, or PCI, bus technology and products based on proprietary Split Bridge® technology. We invested heavily in Split Bridge technology and while we had some success with Split Bridge in the corporate portable computer market with sales of universal docking stations, it became clear in early 2002 that this would not be the substantial opportunity we originally envisioned. In May 2005, we sold substantially all of our intellectual property relating to Split Bridge technology which resulted in a gain on the sale of these assets of $11.6 million. Connectivity Group revenue accounted for approximately 9% of revenue for the year ended December 31, 2007 and approximately 20% of revenue for the year ended December 31, 2006.

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

Our recognition of revenue from product sales to distributors, resellers and retailers, or the “retail and distribution channel,” is affected by agreements giving certain customers rights to return up to 15% of their prior quarter’s purchases, provided that they place a new order for an equal or greater dollar value of the amount returned. We also have agreements with certain customers that allow them to receive credit for subsequent price reductions, or “price protection.” At the time we recognize revenue related to these agreements, we reduce revenue for the gross sales value of estimated future returns, as well as our estimate of future price protection. We also reduce cost of revenue for the gross product cost of estimated future returns. We record an allowance for sales returns in the amount of the difference between the gross sales value and the cost of revenue as a reduction of accounts receivable. We also have agreements with certain customers that provide them with full right of return prior to the ultimate sale to an end user of the product. Accordingly, we have recorded deferred revenue of $936,000 and $1.4 million as of December 31, 2007 and 2006, respectively, which we will recognize as revenue when the product is sold to the end user. Gross sales to the retail and distribution channel accounted for approximately 37% of revenue for the year ended December 31, 2007 and 31% of revenue for the year ended December 31, 2006.

For our products, a historical correlation exists between the amount of retail and distribution channel inventory and the amount of returns that actually occur. The greater the inventory held by our distributors, the more product returns we expect. For each of our products, we monitor levels of product sales and inventory at our distributors’ warehouses and at retailers as part of our effort to reach an appropriate accounting estimate for returns. In estimating returns, we analyze historical returns, current inventory in the retail and distribution channel, current economic trends, changes in consumer demand, introduction of new competing products and acceptance of our products.

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

Inventory Valuation.  Inventories consist of finished goods and component parts purchased both partially and fully assembled. We have all normal risks and rewards of our inventory held by contract manufacturers. Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories include material, labor and overhead costs. Labor and overhead costs are allocated to inventory based on a percentage of material costs. We monitor usage reports to determine if the carrying value of any items should be adjusted due to lack of demand for the items. We make a downward adjustment to the value of our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. We recorded downward adjustments to inventory of $4.0 million during the year ended December 31, 2007 and $5.6 million during the year ended December 31, 2006. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Goodwill and Long-Lived Asset Valuation.  Under Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we are required to evaluate recorded goodwill annually, or when events indicate the goodwill may be impaired. The impairment evaluation process is based on both a discounted future cash flows approach and a market comparable approach. The discounted cash flows approach uses our estimates of future market growth rates, market share, revenue and costs, as well as appropriate discount rates. We test goodwill for impairment on an annual basis as of December 31. We evaluated goodwill for impairment as of December 31, 2007 and determined that recorded goodwill of $3.9 million was fully impaired at that time. During the quarter ended September 30, 2006, we determined a triggering event had occurred due to a significant downturn in handheld hardware product sales to Symbol during the third quarter of 2006 that led us to believe that goodwill attributable to the Connectivity Group segment may have been impaired as of September 30, 2006. Accordingly, we performed the impairment evaluation procedures described above and based on the results of our evaluation, we determined that $6.9 million of our recorded goodwill was impaired as of September 30, 2006. As of December 31, 2007, we have no remaining recorded goodwill.

Under Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), we test our recorded long-lived assets whenever events indicate the recorded intangible assets may be impaired. Our long-lived asset impairment approach is based on an undiscounted cash flows approach using assumptions noted above. We determined that intangible assets related to our foldable keyboard product line, which is included in the Low-Power Group segment, with a net value of $573,000 were impaired as of December 31, 2007. We also determined that property and equipment related to our foldable keyboard product line, with a net value of $564,000, was impaired as of December 31, 2007. We determined that intangible assets related to our Connectivity Group segment with a net value of $690,000 were impaired as of September 30, 2006. We also determined that property and equipment related to our Connectivity Group segment, with a net value of $488,000, was impaired as of September 30, 2006.

If we fail to achieve our assumed growth rates or assumed gross margin, we may incur additional charges for impairment in the future. For these reasons, we believe that the accounting estimates related to long-lived assets are critical accounting estimates.

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

Results of Operations

The following table sets forth certain consolidated financial data for the periods indicated expressed as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2007	2006	2005

Revenue	100.0%	100.0%	100.0%
Cost of revenue	75.2%	75.0%	69.8%

Gross profit	24.8%	25.0%	30.2%

Operating expenses:
Sales and marketing	12.6%	12.3%	9.1%
Research and development	6.7%	8.4%	7.7%
General and administrative	19.1%	14.9%	16.7%
Asset impairment	6.5%	8.7%	0.0%

Total operating expenses	44.9%	44.3%	33.5%

Loss from operations	(20.1)%	(19.3)%	(3.3)%
Other income (expense):
Interest income, net	1.5%	1.3%	1.0%
Litigation settlement expense	—	(0.3)%	(5.0)%
Gain on disposal of assets and other income (expense), net	2.9%	0.1%	13.6%

Income (loss) before minority interest and provision for income tax	(15.7)%	(18.2)%	6.2%
Minority interest	(0.5)%	0.0%	0.0%
Provision for income tax	0.0%	0.0%	(0.3)%

Net income (loss)	(16.2)%	(18.2)%	5.9%

Comparison of Years Ended December 31, 2007, 2006, and 2005

Revenue.  Revenue generally consists of sales of products, net of returns and allowances. To date, our revenues have come predominantly from power adapters, handheld products, expansion and docking products, and accessories. The following table summarizes the year-over-year comparison of our consolidated revenue for the periods indicated:

		Increase/(Decrease)	Percentage Change
Year	Annual Amount	from Prior Year	from Prior Year
	(Thousands)

2007	$77,719	$(14,745)	(15.9)%
2006	92,464	6,963	8.1%
2005	85,501	—	—

Following is a discussion of revenue by business segment.

High-Power Group.  High-Power Group revenue is derived from sales of power products and accessories for mobile electronic devices with high power requirements, which consist primarily of portable computers. The following table summarizes the year-over-year comparison of our High-Power Group revenue for the periods indicated:

		Increase/(Decrease)	Percentage Change
Year	Annual Amount	from Prior Year	from Prior Year
	(Thousands)

2007	$48,074	$(9,072)	(15.9)%
2006	57,146	(5,972)	(9.5)%
2005	63,118	—	—

The 2007 decrease in High-Power Group revenue was primarily due to the loss of revenue from sales to Dell. Revenue from sales to Dell decreased by $12.9 million, or 81.5% to $2.9 million for the year ended December 31, 2007 compared to $15.8 million for the year ended December 31, 2006. The decrease in revenue resulting from the loss of sales to Dell was partially offset by an increase in revenue from sales to Targus. Revenue from sales to Targus increased by $3.6 million, or 15.3% to $27.1 million for the year ended December 31, 2007 compared to $23.6 million for the year ended December 31, 2006. We do not expect to receive additional orders for our power products from Lenovo beyond the first quarter of 2008, as Lenovo has selected a different sourcing solution. Revenue from sales to Lenovo were $8.0 million and $7.0 million for the years ended December 31, 2007 and 2006, respectively. As a result of the loss of Dell and Lenovo as customers for our High-Power Group products, we expect 2008 High-Power Group revenue to further decline.

The 2006 decrease in High-Power Group revenue was primarily due to the fact that for the year ended December 31, 2005, all sales of low-power products to RadioShack, which totaled $3.4 million, were included in the revenue of the High-Power Group. Excluding these sales, High-Power Group revenue decreased by $2.6 million, or 4.1%. The remaining decrease in High-Power Group revenue in 2006 was primarily due to a decrease in high-power product sales to RadioShack of approximately $3 million, which were offset by slight increases in high-power product revenue from sales to other customers. Dell accounted for $15.8 million of our High-Power Group revenue for the year ended December 31, 2006.

Low-Power Group.  The Low-Power Group was formed on March 31, 2005 and its revenue is derived from the sales of low-power adapter products and foldable keyboard products. The following table summarizes the year-over-year comparison of our Low-Power Group revenue for the periods indicated:

		Increase	Percentage Change
Year	Annual Amount	from Prior Year	from Prior Year
	(Thousands)

2007	$22,413	$5,338	31.3%
2006	17,075	13,051	324.3%
2005	4,024	—	—

The 2007 increase in Low-Power Group revenue was primarily due to continued sales growth of our family of low-power products as a result of what we believe to be increased consumer awareness and further market penetration of our products and technology. The increase was primarily attributable to revenue from sales of low-power product sales to RadioShack, which increased by $3.7 million, or 32.1% to $15.4 million for the year ended December 31, 2007 compared to $11.7 million for the year ended December 31, 2006. Revenue from sales of low-power products to other customers increased by approximately $632,000 for the year ended December 31, 2007 compared to the year ended December 31, 2006. Revenue from sales of foldable keyboard products, a product line that was acquired in May 2006, increased by approximately $1.0 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. In the fourth quarter of 2007, we made the decision to discontinue the production and marketing of our foldable keyboard products. We intend to sell the remaining inventory of our foldable keyboard products in the ordinary course of business. Nevertheless, we expect Low-Power Group revenue to increase in 2008 as a result of anticipated further gains in market penetration into mobile wireless carriers, distributors and retailers largely through our own sales efforts.

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

Connectivity Group.  Connectivity Group revenue was derived from sales of expansion and docking products and handheld products. In the first quarter of 2007, we divested the handheld hardware product line. In the second quarter of 2007, we sold the assets of the expansion and docking product line to Mission Technology Group. We consolidate the operating results of Mission Technology Group in accordance with FIN 46R and those results are included in the Connectivity Group. See “— Recent Developments” for more information. The following table summarizes the year-over-year comparison of our Connectivity Group revenue for the periods indicated:

		Increase/(Decrease)	Percentage Change
Year	Annual Amount	from Prior Year	from Prior Year
	(Thousands)

2007	$7,232	$(11,011)	(60.4)%
2006	18,243	(116)	(0.6)%
2005	18,359	—	—

The 2007 decrease in Connectivity Group revenue was due primarily to the divestiture of the handheld hardware product line in the first quarter of 2007. As a result of this divestiture, revenue from sales of handheld hardware products declined by $12.4 million, or 99.7%, to $44,000 for the year ended December 31, 2007 compared to $12.4 million for the year ended December 31, 2006. This decline was partially offset by revenue from sales of expansion and docking products, which increased by $1.3 million, or 23.0% to $7.2 million for the year ended December 31, 2007 compared to $5.9 million for the year ended December 31, 2006. We expect to continue to consolidate the operating results of Mission Technology Group into the Connectivity Group until such time as we are no longer considered the primary beneficiary of this variable interest entity. Furthermore, we anticipate 2008 Connectivity Group revenue will be consistent with 2007 revenue.

The 2006 Connectivity Group revenue was consistent with 2005 revenue. During 2006, we experienced a significant decrease in business from our primary customer of handheld hardware products. As a result of this decline in business and in order to allow us to focus our limited resources on strategic growth of our Low-Power Group and High-Power Group business segments, subsequent to December 31, 2006, we entered into three separate transactions to divest of the expansion and docking products and handheld hardware products that comprise the Connectivity Group. See “— Recent Developments” for more information.

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

Cost of revenue:

		Increase/(Decrease)	Percentage Change
Year	Annual Amount	From Prior Year	from Prior Year
	(Thousands)

2007	$58,473	$(10,876)	(15.7)%
2006	69,349	9,696	16.3%
2005	59,653	—	—

Gross profit and gross margin:

			Decrease in
			gross profit	Percentage Change
Year	Annual Amount	Gross Margin	from Prior Year	From Prior Year
	(Thousands)

2007	$19,246	24.8%	$3,869	(16.7)%
2006	23,115	25.0%	2,733	(10.6)%
2005	25,848	30.2%	—	—

The 2007 decrease in cost of revenue was due primarily to the 15.9% volume decrease in revenue as compared to the year ended December 31, 2006. During the year ended December 31, 2007, average direct margin, which excludes labor and overhead costs, on high-power products declined to 35% compared to 38% for the year ended December 31, 2006, primarily as a result of the decline in sales to Dell and reduced direct margin on sales to Lenovo and Targus during 2007. Also, during the year ended December 31, 2007, average direct margin on foldable keyboard products declined to 25% compared to 45% for the year ended December 31, 2006, as a result of our decision to no longer develop and market these products. During the year ended December 31, 2007, we recorded an adjustment to cost of revenue in the amount of $4.0 million, compared to an adjustment of $5.6 million during the year ended December 31, 2006, as a result of reduced marketability of certain of our inventory. As a result of these factors, cost of revenue as a percentage of revenue increased to 75.2% for the year ended December 31, 2007 from 75.0% for the year ended December 31, 2006, resulting in reduced gross margin.

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

Sales and marketing.  Sales and marketing expenses generally consist of salaries, commissions and other personnel related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. The following table summarizes the year-over-year comparison of our sales and marketing expenses for the periods indicated:

		Increase/(Decrease)	Percentage Change
Year	Annual Amount	from Prior Year	from Prior Year
	(Thousands)

2007	$9,764	$(1,630)	(14.3)%
2006	11,394	3,582	45.9%
2005	7,812	—	—

The 2007 decrease in sales and marketing expenses primarily resulted from reduced investment in nationwide newspaper and radio advertising campaigns in the United States. Specifically, advertising expense decreased by $1.0 million, or 51.6%, to $932,000 for the year ended December 31, 2007 compared to $1.9 million for the year ended December 31, 2006. Also, the Company reduced sales and marketing expense during 2007 as a result of the divestiture of its handheld hardware product line. As a percentage of revenue, sales and marketing expenses increased to 12.6% for the year ended December 31, 2007 from 12.3% for the year ended December 31, 2006.

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

Research and development.  Research and development expenses consist primarily of salaries and personnel-related costs, outside consulting, lab costs and travel related costs of our product development group. The following table summarizes the year-over-year comparison of our research and development expenses for the periods indicated:

		Increase/(Decrease)	Percentage Change
Year	Annual Amount	from Prior Year	from Prior Year
	(Thousands)

2007	$5,201	$(2,610)	(33.4)%
2006	7,811	1,215	18.4%
2005	6,596	—	—

The 2007 decrease in research and development expenses primarily resulted from reduced investment in development of handheld hardware and docking and expansion products in connection with our disposition of those product lines as well as reduced investment in development of our foldable keyboard product line. Specifically, during the year ended December 31, 2007, we reduced our engineering staff from 56 employees at December 31, 2006 to 13 employees at December 31, 2007. As a percentage of revenue, research and development expenses decreased to 6.7% for the year ended December 31, 2007 from 8.4% for the year ended December 31, 2006.

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

		Increase/(Decrease)	Percentage Change
Year	Annual Amount	From Prior Year	from Prior Year
	(Thousands)

2007	$14,853	$1,092	7.9%
2006	13,761	(543)	(3.8)%
2005	14,304	—	—

The 2007 increase in general and administrative expenses primarily resulted from $1.3 million in separation and non-cash equity compensation charges in connection with the retirement of our former Chief Executive Officer, and a $394,000 charge related to a reduction in workforce. These increases were offset, in part, by decreases in outside legal expenses of approximately $500,000. General and administrative expenses as a percentage of revenue increased to 19.1% for the year ended December 31, 2007 from 14.9% for the year ended December 31, 2006.

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

At December 31, 2007, we determined that $3.7 million of goodwill associated with the High-Power Group and $237,000 of goodwill associated with the Low-Power Group was fully impaired. Accordingly, we recorded a goodwill impairment charge of $3.9 million during the year ended December 31, 2007. Also, during the fourth quarter of 2007, as a result of our decision to discontinue production and marketing of foldable keyboard products, we determined a triggering event had occurred resulting in an asset impairment charge of $1.1 million related to amortizable intangible assets and property and equipment associated with our Low-Power Group. As a result of these factors, we recorded total asset impairment charges of $5.0 million during the year ended December 31, 2007.

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

Interest income, net.  Interest income, net consists primarily of interest earned on our cash balances and short-term investments. Interest expense relates to our revolving line of credit with a bank. The following table summarizes the year-over-year comparison of interest income, net for the periods indicated:

		Increase/(Decrease)	Percentage Change
Year	Annual Amount	from Prior Year	from Prior Year
	(Thousands)

2007	$1,156	$(47)	(3.9)%
2006	1,203	390	48.0%
2005	813	—	—

The 2007 decrease was primarily due to generally declining interest rates during 2007. At December 31, 2007, the average yield on our cash and short-term investments was approximately 4.7%.

The 2006 increase was primarily due to generally rising interest rates during 2006. At December 31, 2006, the average yield on our cash, short-term investments and long-term investments was approximately 5.25%.

Gain on disposal of assets.  Gain on disposal of assets consists of the net proceeds received from the disposal of assets, less the remaining net book value of the disposed assets. The following table summarizes the year-over-year comparison of gain on disposal of assets for the periods indicated:

		Increase/(Decrease)	Percentage Change
Year	Annual Amount	from Prior Year	from Prior Year
	(Thousands)

2007	$1,891	$1,891	—
2006	—	(11,639)	—
2005	11,639	—	—

The 2007 gain on disposal of assets was primarily due to our sale of a portfolio of 13 patents and patents pending relating to our Split Bridge and serialized PCI intellectual property with a net book value of $28,000 for net proceeds of approximately $1.8 million, which resulted in a gain of approximately $1.8 million.

We recorded no gain on disposal of assets during 2006.

The 2005 gain on disposal of assets was primarily due to our sale of a portfolio of 46 patents and patents pending relating to our Split Bridge and serialized PCI intellectual property with a net book value of $53,000 for net proceeds of approximately $11.7 million, which resulted in a gain of approximately $11.6 million.

Litigation settlement.  Litigation settlement consists of expenses incurred in connection with the settlement of litigation. The following table summarizes the year-over-year comparison of litigation settlement expense for the periods indicated:

		Increase/(Decrease)	Percentage Change
Year	Annual Amount	from Prior Year	from Prior Year
	(Thousands)

2007	$—	$(250)	—
2006	250	(4,034)	(94.2)%
2005	4,284	—	—

We incurred no litigation settlement expense during 2007.

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

Income taxes.  We have incurred losses from inception through the end of 2007; therefore, no provision for income taxes was required for the years ended December 31, 2007 and December 31, 2006. In 2005, we recorded a provision for income tax of $285,000 as a result of a corporate alternative minimum tax liability incurred in connection with our 2005 taxable income. Based on historical operating losses and projections for future taxable income, it is more likely than not that we will not fully realize the benefits of the net operating loss carry-forwards. Thus, we have not recorded a tax benefit from our net operating loss carry-forwards for the years ended December 31, 2007, 2006 and 2005.

Operating Outlook

From a long-term perspective, we believe there are a number of major catalysts that will drive future growth and profitability:

•	The continued penetration of both the domestic and international wireless carrier, dealer/agent, and distributor markets for our low-power products;

•	Continued growth in sales of power products for high-power mobile electronic devices driven by further growth in private label reseller accounts and expanded international distribution;

•	Continued investment in enhancements to grow direct online sales through igo.com and retail partner web sites;

•	A strong new product pipeline that will provide consumers with innovative power products offering a broad range of features and price points;

•	An emphasis on development marketing of products that are environmentally friendly; and

•	Improvements in operational execution.

We expect gross margin to increase for 2008 from our 24.8% gross margin for 2007, as we expect to increase Low-Power Group sales to retailers and distributors, and we expect to reduce overhead as a result of improvements in operational execution.

We expect operating expenses related to our power businesses to decrease significantly in 2008 compared to 2007, as we do not anticipate further material asset impairment charges and we expect reduced general and administrative expenses, partially offset by increased spending in sales and marketing.

We expect the operating results of Mission Technology Group, which are included in our Connectivity Business Segment, in 2008 will approximate the 2007 operating results.

We do not expect to record any income tax expense in 2008. We anticipate reversing the previously recorded valuation allowance when we no longer have cumulative losses in recent years, coupled with a forecast of continued profitability. Subsequent to the reversal of the deferred tax asset valuation allowance, we will recognize income tax expense as we utilize our net operating loss carry-forwards.

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

Liquidity and Capital Resources

The following table sets forth for the period presented certain consolidated cash flow information (in thousands):

	Year Ended December 31,
	2007	2006	2005

Net cash provided by (used in) operating activities	$3,443	$(11,137)	$(941)
Net cash provided by (used in) investing activities	5,148	6,036	(10,032)
Net cash provided by (used in) financing activities	(1,919)	615	11,915
Foreign currency exchange impact on cash flow	35	50	(73)

Increase (decrease) in cash and cash equivalents	$6,707	$(4,436)	$869

Cash and cash equivalents at beginning of year	$9,201	$13,637	$12,768

Cash and cash equivalents at end of year	$15,908	$9,201	$13,637

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

•	Net cash provided by (used in) operating activities. Cash was provided by operating activities for the year ended December 31, 2007 as operating losses were more than offset by non-cash expenses and decreases to accounts receivable and inventories as a result of our reduced revenue base in 2007. In 2008, we expect to continue to generate cash from operating activities as we expect operating losses to decline and non-cash items to more than offset any operating losses that may be incurred. Our consolidated cash flow operating metrics are as follows:

	Year Ended December 31,
	2007	2006	2005

Days outstanding in ending accounts receivable (“DSOs”)	79	82	80
Inventory turns	6	6	6

The decrease in DSOs at December 31, 2007 compared to December 31, 2006 is primarily due to the timing of payments received from our large private-label reseller customer, Targus. The increase in DSOs at December 31, 2006 compared to December 31, 2005, is also primarily due to the timing of payments received from Targus. We expect DSOs to remain consistent with 2007 during 2008. We expect to manage inventory growth during 2008 and we expect inventory turns to remain consistent with 2007 or improve slightly as we focus on our strategy to grow low-power and high-power revenues in 2008.

•	Net cash provided by (used in) investing activities. For the year ended December 31, 2007, net cash was provided by investing activities as we generated proceeds from the sale of long-term investments of $4.6 million and proceeds from the sale of intellectual property assets of $1.9 million, partially offset by the purchase of short-term investments and property and equipment. We anticipate future investment in capital equipment, primarily for tooling equipment to be used in the production of new products.

•	Net cash provided by (used in) financing activities. Net cash used in financing activities for the year ended December 31, 2007 was primarily from our purchase of treasury stock of $2.1 million during 2007, which was immediately retired. Although we expect to generate cash flows from operations sufficient to support our operations, we may issue additional shares of stock in the future to generate cash for growth opportunities.

As of December 31, 2007, we had approximately $114 million of federal, foreign and state net operating loss carry-forwards which expire at various dates. We anticipate that the sale of common stock in our initial public offering and in subsequent private offerings, as well as the issuance of our common stock for acquisitions, coupled with prior sales of common stock will cause an annual limitation on the use of our net operating loss carry-forwards pursuant to the change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended. This limitation is expected to have a material effect on the timing of our ability to use the net operating loss carry-forward in the future. Additionally, our ability to use the net operating loss carry-forwards is dependent upon our level of future profitability, which cannot be determined.

Financing Facilities.  In July 2006, we entered into a $10.0 million bank line of credit. The line bears interest at prime or LIBOR plus 2%, and requires monthly interest only payments, with final payment of interest and principal due on July 27, 2008. In addition, we pay a quarterly facility fee of 12.5 basis points on any unused portion of the revolving loan commitment. The line of credit is secured by all of our assets and contains customary restrictive and financial covenants, including financial covenants requiring minimum EBITDA levels which are typical of agreements of this type, as well as customary events of default. The obligations of the lender to make advances under the credit agreement are subject to the ongoing accuracy of our representations and warranties under the credit agreement and the absence of any events which would be defaults or constitute a material adverse effect. Under the terms of the line of credit, we can borrow up to 80% of eligible accounts receivable and up to 25% of eligible inventory. At December 31, 2007, we had no borrowings outstanding under this facility. Based on our trailing twelve-month EBITDA, we were not in compliance with the minimum EBITDA covenant as of December 31, 2007. Accordingly, we are unable to borrow against this line of credit as of December 31, 2007.

Contractual Obligations.  In our day-to-day business activities, we incur certain commitments to make future payments under contracts such as operating leases and purchase orders. Maturities under these contracts are set forth in the following table as of December 31, 2007 (amounts in thousands):

	Payment due by period
						More than
	2008	2009	2010	2011	2012	5 years

Operating lease obligations	$439	$45	$8	$6	$—	$—
Inventory Purchase obligations	10,468	—	—	—	—	—
Other long-term obligations	—	—	—	—	—	—

Totals	$10,907	$45	$8	$6	$—	$—

The preceding table does not include Mission Technology Group’s contractual obligations.

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

Liquidity Outlook.  Based on our projections for 2008, we believe that our existing cash, cash equivalents and our cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may use our line of credit, if in compliance with the covenants thereunder, or seek to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in more dilution to our stockholders. In addition, additional capital resources may not be available to us in amounts or on terms that are acceptable to us.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements for a summary of recently issued accounting pronouncements.

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

See “Liquidity and Capital Resources” for further discussion of our financing facilities and capital structure. Market risk, calculated as the potential change in fair value of our cash and cash equivalents and line of credit resulting from a hypothetical 1.0% (100 basis point) change in interest rates, was not material at December 31, 2007.

Item 8.	Financial Statements and Supplementary Data

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Mobility Electronics, Inc.:

We have audited the accompanying consolidated balance sheets of Mobility Electronics, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mobility Electronics, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 and as discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Phoenix, Arizona
March 12, 2008

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands,
	except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$15,908	$9,201
Short-term investments	9,026	8,142
Accounts receivable, net	16,924	20,855
Inventories	7,406	12,350
Prepaid expenses and other current assets	446	406

Total current assets	49,710	50,954
Property and equipment, net	1,553	2,980
Goodwill	—	3,912
Intangible assets, net	1,926	3,095
Long-term investments	—	4,636
Notes receivable and other assets	961	287

Total assets	$54,150	$65,864

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,694	$12,010
Accrued expenses and other current liabilities	3,680	3,067
Deferred revenue	936	1,357
Current portion of other non-current liabilities	—	25

Total current liabilities	16,310	16,459
Minority interest	384	—

Total liabilities	16,694	16,459

Commitments and contingencies (notes 12 and 18)
Stockholders’ equity:
Common stock, $.01 par value; authorized 90,000,000 Shares; 31,446,184 and 31,722,466 shares issued and outstanding at December 31, 2007 and 2006, respectively	314	317
Additional paid-in capital	168,010	167,436
Accumulated deficit	(131,091)	(118,527)
Accumulated other comprehensive income	223	179

Total stockholders’ equity	37,456	49,405

Total liabilities and stockholders’ equity	$54,150	$65,864

See accompanying notes to consolidated financial statements.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(In thousands,
	except per share amounts)

Revenue	$77,719	$92,464	$85,501
Cost of revenue	58,473	69,349	59,653

Gross profit	19,246	23,115	25,848

Operating expenses:
Sales and marketing	9,764	11,394	7,812
Research and development	5,201	7,811	6,596
General and administrative	14,853	13,761	14,304
Asset impairment	5,048	8,073	—

Total operating expenses	34,866	41,039	28,712

Loss from operations	(15,620)	(17,924)	(2,864)
Other income (expense):
Interest income, net	1,156	1,203	813
Gain on disposal of assets	1,891	—	11,639
Litigation settlement expense	—	(250)	(4,284)
Other income (expense), net	393	129	(12)

Income (loss) before minority interest and provision for income taxes	(12,180)	(16,842)	5,292
Minority interest	384	—	—
Provision for income taxes	—	—	285

Net income (loss)	$(12,564)	$(16,842)	$5,007

Net income (loss) per share:
Basic	$(0.40)	$(0.54)	$0.17

Diluted	$(0.40)	$(0.54)	$0.16

Weighted average common shares outstanding:
Basic	31,534	31,392	30,004

Diluted	31,534	31,392	32,003

See accompanying notes to consolidated financial statements.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

						Accumulated
	Convertible			Additional		Other	Net
	Preferred	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Stock	Shares	Amount	Capital	Deficit	Income(Loss)	Equity
	(In thousands, except share amounts)

Balances at December 31, 2004	$3	28,490,373	$285	$146,901	$(106,692)	$204	$40,701
Conversion of Series C preferred stock into common stock	(3)	276,596	3	—	—	—	—
Issuance of common stock for warrants exercised	—	5,529	—	5	—	—	5
Issuance of common stock for options exercised	—	623,955	6	1,817	—	—	1,823
Issuance of common stock under Employee Stock Purchase Plan	—	27,565	—	189	—	—	189
Issuance of common stock for acquisitions	—	15,000	—	170	—	—	170
Issuance of stock awards	—	14,006	—	40	—	—	40
Issuance of common stock for board compensation	—	12,672	—	91	—	—	91
Common stock issued to strategic partners, net of issuance costs of $225,000	—	1,379,312	14	9,761	—	—	9,775
Repayment of stock subscription receivable	—	—	—	150	—	—	150
Amortization of deferred compensation	—	—	—	1,498	—	—	1,498
Retirement of shares	—	(427)	—	—	—	—	—
Comprehensive income (loss):
Unrealized Loss on Available for Sale Investments	—	—	—	—	—	(27)	(27)
Foreign currency translation adjustment	—	—	—	—	—	(73)	(73)
Net income	—	—	—	—	5,007	—	5,007

Total comprehensive income							4,907

Balances at December 31, 2005	—	30,844,581	$308	$160,622	$(101,685)	$104	$59,349
Issuance of common stock for options exercised	—	356,994	4	602	—	—	606
Issuance of common stock under Employee Stock Purchase Plan	—	4,815	—	34	—	—	34
Issuance of common stock for acquisitions	—	377,740	4	2,666	—	—	2,670
Issuance of stock awards	—	48,388	—	24	—	—	24
Issuance of common stock for board compensation	—	7,410	—	54	—	—	54
Issuance of common stock for legal settlement	—	82,538	1	798	—	—	799
Amortization of deferred compensation	—	—	—	2,636	—	—	2,636
Comprehensive income (loss):
Unrealized Gain on Available for Sale Investments	—	—	—	—	—	25	25
Foreign currency translation adjustment	—	—	—	—	—	50	50
Net loss	—	—	—	—	(16,842)	—	(16,842)

Total comprehensive loss							(16,767)

Balances at December 31, 2006	—	31,722,466	$317	$167,436	$(118,527)	$179	$49,405
Issuance of common stock for warrants exercised	—	13,823	—	14	—	—	14
Issuance of common stock for options exercised	—	121,673	1	238	—	—	239
Issuance of stock awards	—	264,405	3	(208)	—	—	(205)
Issuance of common stock for board compensation	—	13,473	—	45	—	—	45
Amortization of deferred compensation	—	—	—	2,625	—	—	2,625
Purchase of treasury stock	—	(689,656)	(7)	(2,140)	—	—	(2,147)
Comprehensive income (loss):
Unrealized Gain on Available for Sale Investments	—	—	—	—	—	8	8
Foreign currency translation adjustment	—	—	—	—	—	36	36
Net loss	—	—	—	—	(12,564)	—	(12,564)

Total comprehensive loss							(12,520)

Balances at December 31, 2007	—	31,446,184	$314	$168,010	$(131,091)	$223	$37,456

See accompanying notes to consolidated financial statements.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except share amounts)

Cash flows from operating activities:
Net income (loss)	$(12,564)	$(16,842)	$5,007
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Minority interest	384	—	—
Provisions for doubtful accounts and sales returns and credits	593	736	434
Depreciation and amortization	2,074	2,121	1,978
Amortization of deferred compensation	2,625	2,636	1,498
Gain on disposal of assets	(1,535)	—	(11,639)
Expense for stock to be issued for litigation settlement	—	—	799
Impairment of goodwill	3,912	6,895	—
Impairment of intangible assets	573	690	—
Impairment of property and equipment	564	519	82
Compensation expense settled with stock, options or warrants	45	100	163
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,338	(2,027)	(2,307)
Inventories	4,944	1,428	(5,860)
Prepaid expenses and other assets	(1,180)	894	(305)
Accounts payable	(522)	(6,685)	5,162
Accrued expenses and other current liabilities	192	(1,602)	4,047

Net cash provided by (used in) operating activities	3,443	(11,137)	(941)

Cash flows from investing activities:
Purchase of property and equipment	(464)	(1,496)	(1,411)
Purchase of investments	(883)	(4,636)	(20,313)
Sale of investments	4,645	12,168	—
Proceeds from sale of intangible assets	1,850	—	11,692

Net cash provided by (used in) investing activities	5,148	6,036	(10,032)

Cash flows from financing activities:
Repayment of stock subscription receivables	—	—	150
Repurchase of common stock	(2,147)	—	—
Repayment of long-term debt and capital lease obligations	(25)	(25)	(25)
Net proceeds from sale of common stock	—	34	9,962
Proceeds from exercise of warrants and options	253	606	1,828

Net cash provided by (used in) financing activities	(1,919)	615	11,915

Effects of exchange rates on cash and cash equivalents	35	50	(73)

Net increase (decrease) in cash and cash equivalents	6,707	(4,436)	869

Cash and cash equivalents, beginning of year	9,201	13,637	12,768

Cash and cash equivalents, end of year	$15,908	$9,201	$13,637

Supplemental disclosure of cash flow information:
Interest paid	$—	$13	$25

Supplemental schedule of noncash investing and financing activities:
Common stock issued in connection with acquisitions and legal settlement	$—	$3,469	$170

Issuance of restricted stock units for deferred compensation to employees and board members during 2007, 2006 and 2005, respectively	$2,445	$1,594	$6,358

See accompanying notes to consolidated financial statements.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

(1)  Nature of Business

Mobility Electronics, Inc. and subsidiaries (collectively, “Mobility” or the “Company”) formerly known as Electronics Accessory Specialists International, Inc., was formed on May 4, 1995. Mobility was originally formed as a limited liability corporation; however, in August 1996 the Company became a C Corporation incorporated in the State of Delaware.

Mobility designs, develops, manufactures and/or distributes power products for high-power mobile electronic devices, such as portable computers; power products for low-power mobile electronic devices, such as mobile phones, PDAs, and MP3 players; expansion and docking products; and mobile electronic accessory products. Mobility distributes products in North America, Europe and Asia Pacific.

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

The Company believes its critical accounting policies, consisting of revenue recognition, inventory valuation, goodwill and long-lived asset valuation, deferred tax asset valuation, and variable interest entities affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. These policies are discussed below.

  (b) Principles of Consolidation

The consolidated financial statements include the accounts of Mobility Electronics, Inc. and its wholly-owned subsidiaries, Mobility California, Inc., Mobility Idaho, Inc., Mobility 2001 Limited, Mobility Texas Inc., and iGo Direct Corporation, and as of April 16, 2007, the accounts of Mission Technology Group, Inc. (“Mission Technology Group”), in which Mobility California, Inc. holds a 15% equity interest (collectively, “Mobility” or the “Company”). The accounts of Mission Technology Group are consolidated pursuant to Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). Refer to Note 3 for further discussion of FIN 46R. All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

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
Years Ended December 31, 2007, 2006 and 2005 — (Continued)

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
Years Ended December 31, 2007, 2006 and 2005 — (Continued)

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

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered forecasts of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to the valuation allowance and deferred tax benefit would increase net income in the period such determination was made.

(m)	Net Income (Loss) per Common Share

Basic income (loss) per share is computed by dividing income (loss) by the weighted-average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or contracts to issue common stock were exercised or converted to common stock or resulted in the issuance of common stock that then shared in the earnings or loss of the Company. In 2007 and 2006, the assumed exercise of outstanding stock options and warrants and the impact of restricted stock units have been excluded from the calculations of diluted net loss per share as their effect is anti-dilutive.

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
Years Ended December 31, 2007, 2006 and 2005 — (Continued)

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

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company’s net income (loss) and net income (loss) per share would have changed to the pro forma amount indicated below (amounts in thousands, except per share):

Year Ended
December 31, 2005

Net income (loss):
As reported	$5,007
Total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax of $0 for all periods	(1,906)

Pro forma	$3,101

Net income (loss) per share — basic:
As reported	$0.17

Pro forma	$0.10

Net income (loss) per share — diluted:
As reported	$0.16

Pro forma	$0.10

Prior to January 1, 2006, the Company accounted for stock options according to the provisions of APB 25 and related interpretations, and therefore no related compensation expense was recorded for awards granted as it was believed that such awards had no intrinsic value.

During the year ended December 31, 2006, the Company completed a voluntary review of its historical stock option granting practices that was overseen by the Audit Committee of the Company’s Board of Directors with the

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005 — (Continued)

assistance of legal counsel. The Company determined that it used incorrect measurement dates with respect to the accounting for certain previously granted stock options, primarily during the years 2000 through 2004 as a result of lapses in documentation and deficiencies in option plan administration controls. Accordingly, the Company recorded a pretax cumulative charge of $717,000 in the year ended December 31, 2006 in general and administrative expense related to certain grants dating back to fiscal 2000 based upon the Company’s determination that such grants had intrinsic value on the applicable measurement dates of the option grants. The Company determined the effect of the incorrect measurement dates was not material to any prior fiscal year or interim periods in fiscal 2006.

The Company is currently assessing the impact of negative tax consequences that might arise for employees as a result of this matter. During 2007, the Company decided to compensate employees for any such negative tax consequences that may have arisen. The Company has requested a voluntary closing agreement with the Internal Revenue Service in connection with this issue. The Internal Revenue Service has commenced a limited scope audit of the tax consequences of the above discussed stock option grants. The Company has recorded a liability of $325,000 in the accompanying financial statements as its estimate of potential exposure.

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

The Company is engaged in the business of selling accessories for computers and mobile electronic devices. Effective March 31, 2005, the Company formed a separate division, specifically for the purpose of developing, marketing and selling its low-power mobile electronic power products, which the Company has named the “Low-Power Group”. In conjunction with the formation of the Low-Power Group, the Company’s chief operating decision maker (CODM) began separately evaluating the operating results of the Low-Power Group, the High-Power Group and the Connectivity Group. The Company’s CODM continues to evaluate revenues and gross profits based on products lines, routes to market and geographies. Prior to April 1, 2005, the CODM only evaluated operating results for the Company taken as a whole. As a result, effective April 1, 2005, in accordance with FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has determined it has three reporting business segments, consisting of the High-Power Group, Low-Power Group, and Connectivity Group. As of December 31, 2007, the results of the Connectivity Segment consist of the operating results Mission Technology Group.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005 — (Continued)

(s)	Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 were effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The Company’s adoption of FIN 48 on January 1, 2007 did not have a material impact on the Company’s consolidated financial statements. See Note 13 to the consolidated financial statements for further discussion of the Company’s adoption of FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 (“SFAS 157”), “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. GAAP and expands disclosures requirements about fair value measurements. In December 2007, the FASB issued FASB Staff Position FAS 157-b, “Effective Date of FASB Statement No. 157,” which delays the effective date of Statement No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. In accordance with the new rule, we will adopt Statement No. 157 for all nonfinancial assets and non financial liabilities in the first quarter of 2009. The Company is currently evaluating the impact, if any, the adoption of SFAS 157 will have on the Company’s financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for the Company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. The Company is currently evaluating the impact, if any, that the adoption of SFAS 159 will have on its consolidated financial statements.

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (the “FSP”). The FSP provides guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under the FSP, a tax position could be effectively settled on completion of examination by a taxing authority if the entity does not intend to appeal or litigate the result and it is remote that the taxing authority would examine or re-examine the tax position. The Company adopted the FSP on January 1, 2007 and the impact of adoption was not material.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations”. SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date fair value. SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141R provides guidance regarding what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005 — (Continued)

December 15, 2008 with early application prohibited. The Company will adopt SFAS 141R beginning in the first quarter of fiscal 2009 and will change its accounting treatment for business combinations on a prospective basis.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company will adopt SFAS 160 beginning in the first quarter of fiscal 2009 and is currently evaluating the impact of adopting SFAS 160 on its consolidated financial statements.

(3)	Variable Interest Entity

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

In April 2007, the Company completed a sale of the assets of its expansion and docking business to Mission Technology Group , an entity that was formed by a former officer of the Company, in exchange for $3,930,000 of notes receivable and a 15% common equity interest. There was no cash equity contributed to Mission Technology Group at its formation and Mission Technology Group’s equity consists solely of its operating profit. Accordingly, the Company has determined that Mission Technology Group does not have sufficient equity to carry out its principal operating activities without subordinated financial support, and that Mission Technology Group qualifies as a VIE under FIN 46R. The Company has also determined that its 15% equity interest and its $3,930,000 notes receivable qualify as variable interests under FIN 46R. Furthermore, as Mission Technology Group is obligated to repay the promissory notes it issued to the Company, the Company has determined that it is the primary beneficiary of the VIE, and accordingly, must include the assets, liabilities and operating results of Mission Technology Group in its consolidated financial statements. The Company reports as “minority interest” the portion of the Company’s net earnings that is attributable to the collective ownership interests of minority investors. Minority interest represents the 85% share in the net earnings of Mission Technology Group held by other owners.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005 — (Continued)

The following table summarizes the balance sheet effect of consolidating Mission Technology Group (VIE) as of December 31, 2007:

			Mobility
	VIE		Consolidated
	(Amounts in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$692		$15,908
Short-term investments	—		9,026
Accounts receivable, net	360	*	16,924
Inventories	964		7,406
Prepaid expenses and other current assets	74		446

Total current assets	2,090		49,710
Property and equipment, net	118		1,553
Intangible assets, net	—		1,926
Notes receivable (payable) and other assets	(1,331	)*	961

Total assets	$877		$54,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$223		$11,694
Accrued expenses and other current liabilities	203	*	3,680
Deferred revenue	—		936

Total current liabilities	426		16,310
Minority interest	384		384

Total liabilities	810		16,694

Stockholders’ equity:	67		37,456

Total liabilities and stockholders’ equity	$877		$54,150

*	Reflects the elimination of intercompany accounts and notes receivable.

(4)	Acquisition

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
Years Ended December 31, 2007, 2006 and 2005 — (Continued)

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

(5)  Investments

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

The Company generated net proceeds of $3,762,000 from the sale of available-for-sale marketable securities during the year ended December 31, 2007.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005 — (Continued)

As of December 31, 2007 and 2006 the amortized cost basis, unrealized holding gains, unrealized holding losses, and aggregate fair value by short-term major security type investments were as follows (amounts in thousands):

	December 31, 2007			December 31, 2006
		Net			Net
		Unrealized			Unrealized
		Holding			Holding
	Amortized	Gains	Aggregate	Amortized	Gains	Aggregate
	Cost	(Losses)	Fair Value	Cost	(Losses)	Fair Value

U.S. corporate securities:
Commercial paper	$3,821	$1	$3,822	$3,822	$—	$3,822
Corporate notes and bonds	2,902	—	2,902	2,974	1	2,975
Asset backed securities — fixed	—	—	—	645	—	645

	6,723	1	6,724	7.441	1	7,442
U.S. government securities	2,298	4	2,302	700	—	700

	$9,021	$5	$9,026	$8,141	$1	$8,142

As of December 31, 2007 and 2006 the amortized cost basis, unrealized holding gains, unrealized holding losses, and aggregate fair value by long-term major security type investments were as follows (amounts in thousands):

	December 31, 2007			December 31, 2007
		Net			Net
		Unrealized			Unrealized
		Holding			Holding
	Amortized	Gains	Aggregate	Amortized	Gains	Aggregate
	Cost	(Losses)	Fair Value	Cost	(Losses)	Fair Value

U.S. corporate securities:
Corporate notes and bonds	$—	$—	$—	$2,344	$(6)	$2,338
U.S. government securities	—	—	—	2,297	1	2,298

	$—	$—	$—	$4,641	$(5)	$4,636

(6)  Inventories

Inventories consist of the following (amounts in thousands):

	December 31,
	2007	2006

Raw materials	$1,029	$2,160
Finished goods	6,377	10,190

	$7,406	$12,350

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
Years Ended December 31, 2007, 2006 and 2005 — (Continued)

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

(7)  Property and Equipment

Property and equipment consists of the following (amounts in thousands):

	December 31,
	2007	2006

Furniture and fixtures	$531	$532
Store, warehouse and related equipment	1,455	1,270
Computer equipment	4,206	4,126
Tooling	2,852	3,479
Leasehold improvements	586	698

	9,630	10,105
Less accumulated depreciation and amortization	(8,077)	(7,125)

Property and equipment, net	$1,553	$2,980

Aggregate depreciation and amortization expense for property and equipment totaled $1,274,000, $1,238,000 and $1,045,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

(8)  Asset Impairment

During the quarter ended December 31, 2007, as a result of a decision made by the Company to discontinue production and marketing of its keyboard products, and in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company determined that there was an indication that property and equipment, with a gross value of $917,000, and amortizable intangible assets, with a gross value of $970,000, associated with its Low-Power Group segment might be impaired. Accordingly, the Company performed an impairment analysis utilizing an undiscounted future cash flow approach in accordance with SFAS 144 and determined that these property and equipment assets and amortizable intangible assets were impaired due to a significant deterioration in forecasted sales. As a result, during the quarter ended December 31, 2007, the Company recorded an impairment charge of $564,000 related to property and equipment, which was net of accumulated depreciation of $353,000. Also, during the quarter ended December 31, 2007, the Company recorded an impairment charge of $573,000 related to amortizable intangible assets, which was net of accumulated amortization of $397,000. These impairment charges are included in the consolidated statements of operations under the caption “Asset impairment.”

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
Years Ended December 31, 2007, 2006 and 2005 — (Continued)

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

(9)	Goodwill

Goodwill by business segment is as follows (amounts in thousands):

	High-Power Group	Low-Power Group	Total

Reported balance at December 31, 2006	$3,675	$237	$3,912
Impairment	(3,675)	(237)	(3,912)

Reported balance at December 31, 2007	$—	$—	$—

In accordance with Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), as of December 31, 2007, the Company determined that there was an indication that its recorded goodwill associated with its High-Power Group segment might be impaired due to a deterioration in forecasted sales as a result of the loss of two significant customers during 2007. Furthermore, as a result of the Company’s decision to discontinue production and marketing of foldable keyboard products, the Company determined that there was an indication that its recorded goodwill associated with its Low-Power Group segment might also be impaired. Accordingly, the Company performed an impairment analysis utilizing both a discounted future cash flows approach and a market comparable approach on the interim period in accordance with SFAS 142 and determined that the goodwill associated with both the High-Power Group and Low-Power Group segments was fully impaired. As a result, during the quarter ended December 31, 2007, the Company recorded a goodwill impairment charge of $3,912,000. This impairment charge is included in the consolidated statements of operations under the caption “Asset impairment.”

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

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005 — (Continued)

(10)	Intangible Assets

Intangible assets consist of the following at December 31, 2007 and 2006 (amounts in thousands):

		December 31, 2007			December 31, 2006
	Average	Gross		Net	Gross		Net
	Life	Intangible	Accumulated	Intangible	Intangible	Accumulated	Intangible
	(Years)	Assets	Amortization	Assets	Assets	Amortization	Assets

Amortized intangible assets:
License fees	7	$334	$(280)	$54	$934	$(571)	$363
Patents and trademarks	5	3,368	(1,726)	1,642	3,134	(1,371)	1,763
Trade names	10	429	(214)	215	429	(168)	261
Customer intangibles	5	33	(18)	15	813	(105)	708

Total		$4,164	$(2,238)	$1,926	$5,310	$(2,215)	$3,095

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

As discussed in Note 8 above, during the year ended December 31, 2007, the Company determined that trademarks with a gross value of $190,000 and customer intangibles of $780,000 were impaired. Accordingly, the Company recorded an impairment charge of $573,000 during 2007 which was net of accumulated amortization of $150,000 related to trademarks and $247,000 related to customer intangibles. Also, during the year ended December 31, 2006, the Company determined that license fees with a gross value of $1,013,000 and customer intangibles of $629,000 were impaired. Accordingly, the Company recorded an impairment charge of $690,000 during 2006 which was net of accumulated amortization of $359,000 related to license fees and $594,000 related to customer intangibles.

During 2006, the Company acquired substantially all of the assets of Think Outside, Inc. The intangible assets consisted of a customer list having a value of $780,000 and patents and trademarks having a value of $670,000.

Aggregate amortization expense for identifiable intangible assets totaled $800,000, $883,000 and $933,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Estimated amortization expense for each of the five succeeding years ended December 31 is as follows (amounts in thousands):

Amortization
Year	Expense

2008	$573
2009	478
2010	354
2011	79
2012	40

During 2005, the Company sold a portfolio of 46 patents and patents pending related to its Split Bridge and serialized PCI intellectual property for gross proceeds of $13,000,000. The historical cost of this portfolio of patents

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005 — (Continued)

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

(11)	Line of Credit

In July 2006, the Company entered into a $10,000,000 line of credit with a bank, bearing interest at prime or LIBOR plus 2%, interest only payments due monthly, with final payment of interest and principal due on July 28, 2008. In addition, the Company pays a quarterly facility fee of 0.125% on any unused portion of the revolving loan commitment. The line of credit is secured by all assets of the Company. The Company had no outstanding balance against the line of credit at December 31, 2007 and December 31, 2006. The line of credit was subject to financial covenants at December 31, 2007 and the Company was not in compliance with those covenants.

(12)	Lease Commitments

The Company has entered into various non-cancelable operating lease agreements for its office facilities and office equipment, which expire in 2009. Existing facility leases require monthly rents plus payment of property taxes, normal maintenance and insurance on facilities. Rental expense for the operating leases was $980,000, $982,000 and $885,000 during the years ended 2007, 2006, and 2005, respectively.

A summary of the minimum future lease payments for the years ending after December 31 follows (amounts in thousands):

2008	439
2009	45
2010	8
2011	6

$498

(13)	Income Taxes

The provision for income taxes includes income taxes currently payable and those deferred due to temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. The Company recorded no provision for income taxes for the years ended December 31, 2007 and 2006, and it recorded a provision for income tax of $285,000 for the year ended December 31, 2005.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005 — (Continued)

The provision for income taxes differed from the amounts computed by applying the statutory U.S. federal income tax rate of 34% in 2007, 2006 and 2005 to income (loss) before income taxes as a result of the following:

	Years Ended December 31,
	2007	2006	2005

Federal statutory rate	$(4,141)	$(5,726)	$1,799
Equity interest in non-includable entity	(132)	—	—
Meals, entertainment and other non-deductible expenses	22	35	36
State income taxes	—	—	93
Foreign rate differential	36	18	14
Gain on sale of assets of Texas subsidiary	(3)	399	143
Reduction of net operating loss due to Section 382 limitation	—	—	18,678
Change in deferred tax valuation allowance	3,632	5,302	(21,934)
Nondeductible litigation settlement expense	—	—	1,456
Adjustment to deferred taxes	(663)	(2,372)	—
Non-deductible goodwill impairment	1,249	2,344	—

Income tax provision	$—	$—	$285

With the exception of 2005, the Company has generated net operating losses for both financial and income tax reporting purposes since inception. At December 31, 2007, the Company had net operating loss carry-forwards for federal income tax purposes of approximately $97,669,000 and approximately $6,520,000 for foreign income tax purposes which, subject to possible annual limitations, are available to offset future taxable income, if any. The federal net operating loss carry-forwards expire between 2011 and 2024.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005 — (Continued)

The temporary differences that give rise to deferred tax assets and liabilities at December 31, 2007 and 2006 are as follows (amounts in thousands):

	December 31,
	2007	2006

Deferred tax assets:
Net operating loss carry-forward for federal income taxes	$33,207	$29,887
Net operating loss carry-forward for foreign income taxes	1,956	1,687
Net operating loss carry-forward for state income taxes	3,416	3,022
Depreciation and amortization	1,487	564
Intangibles	—	421
Accrued liabilities	2,241	1,846
Reserves	217	236
Bad debts	226	108
Tax credits	630	415
Inventory obsolescence	1,761	3,296

Total gross deferred tax assets	45,141	41,482

Deferred tax liabilities:
Intangibles	(39)	—
Acquisitions	(159)	(171)

Total gross deferred tax liabilities	(198)	(171)

Net deferred tax assets	44,943	41,311
Less valuation allowance	(44,943)	(41,311)

Net deferred tax assets	$—	$—

The valuation allowance for deferred tax assets as of December 31, 2007 and 2006 was $44,943,000 and $41,311,000, respectively. The change in the total valuation allowance for the year ended December 31, 2007 was an increase of $3,632,000.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. In addition, due to the frequency of equity transactions and acquisitions by the Company, it is possible the use of the Company’s remaining net operating loss carry-forward may be limited in accordance with Section 382 of the Internal Revenue Code. A determination as to this limitation is currently underway. In 2005, a preliminary Section 382 assessment was performed on the net operating losses of iGo which were acquired as part of the iGo acquisition in 2002. Based on this preliminary assessment, the Company has determined that it is doubtful that these net operating losses will be utilized due to the limitations of Section 382. Therefore, the deferred tax asset and the related valuation allowance for these net operating losses was reduced by $18,678,000 in 2005 to reflect the fact that this portion of the net operating losses will never be used. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in assessing the valuation allowance. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management currently believes it is more likely than not that the Company will not realize the benefits of these deductible differences.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005 — (Continued)

Uncertain Tax Positions

As discussed in Note 2, in July 2006, the FASB issued FIN 48, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is not more likely than not of being sustained, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (amounts in thousands):

December 31,
2007

Gross unrecognized tax benefits on January 1, 2007	$—
Additions based on tax positions related to the current year	30
Additions for tax positions of prior years	267
Reductions for settlements and payments	—
Reductions due to statute expiration	—

Gross unrecognized tax benefits on December 31, 2007	$297

Included in the balance of gross unrecognized tax benefits at December 31, 2007, are $49,000 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would normally accelerate the payment of cash to the taxing authority to an earlier period. However, because the Company has significant tax net operating losses in the federal and most state taxing jurisdictions, the Company believes any ultimate settlement of these items differently than as reported in the original tax returns will have little or no impact.

Included in the balance of gross unrecognized tax benefits at December 31, 2007 is $247,000 of tax positions for which ultimate tax benefit is uncertain. These amounts consist of various credits. Because of the permanent nature of these items the disallowance would normally impact the effective tax rate.

With respect to the uncertain positions identified above, both timing and credit items, the Company has established a valuation allowance against 100 percent of the credit carry-forward amounts and the net deferred tax assets. Further, sufficient net operating loss exists to offset any potential increase in taxable items. Therefore, any reversal or settlement of the amounts identified above will result in little or no additional tax. Accordingly, no interest or penalty has been accrued or included related to the table amounts shown above.

There are no positions the Company reasonably anticipates will significantly increase or decrease within 12 months of the reporting date.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is subject to examinations in all jurisdictions as statutes have not closed due to a history of net operating losses. The Internal Revenue Service (IRS) has notified the Company, during the first quarter of 2008, that an examination of the Company’s U.S. income tax return for 2005 will be

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005 — (Continued)

conducted. Because this examination has not officially begun the Company cannot offer any indication as to when it will be complete or what issues, if any, will be raised. The Company anticipates any adjustments proposed will have little, if any, impact due to the large tax net operating loss carry-forwards.

(14)	Stockholders’ Equity

(a)	Convertible Preferred Stock and Related Warrants

At December 31, 2007 and 2006, there were 15,000,000 shares of Series C preferred stock authorized and no shares issued and outstanding for either period. During 2005, all of the remaining shares of Series C preferred stock, which consisted of a total of 270,541 shares, were converted into 276,596 shares of common stock at an average rate of 1-to-1.02238.

At December 31, 2007 and 2006, there were 27,647 and 41,470 Series F Warrants outstanding and exercisable for 27,647 and 41,470 shares of common stock.

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

During 2005, the Company, RadioShack and Motorola entered into several agreements to restructure their existing strategic relationship. The material agreements included a Strategic Partners Investment Agreement among the parties pursuant to which Motorola and RadioShack each purchased 689,656 shares of Mobility’s common stock at a price of $7.25 per share, for a total aggregate issuance by Mobility of 1,379,312 shares of its common stock and total aggregate gross proceeds to Mobility of $10 million; RadioShack and Motorola each received two warrants which provided each with the right to purchase up to an additional 1,190,476 shares of Mobility’s common stock at a price of $8.40 per share upon the achievement of certain performance results by Mobility. In June 2006, Mobility and RadioShack amended the terms of its agreements, resulting in RadioShack’s forfeiture of its warrants to purchase 1,190,476 shares of Mobility’s common stock. As of December 31, 2007 Motorola held its warrants to purchase 1,190,476 shares of Mobility’s common stock and there are two performance targets, each based on Division EBIT, as defined in the agreement. 595,238 warrants expired on February 15, 2008. When the Division achieves $50 million in EBIT, the remaining 595,238 warrants will become exercisable, and these warrants expire on February 15, 2010 but may, under certain circumstances, extend to August 15, 2010. In addition, pursuant to the terms of these warrants, if at any time following March 31, 2006 the closing price of the Company’s common stock exceeds $16.80 per share for 20 consecutive trading days, the Company may, at its option, notify and require that Motorola exercise, or lose, these warrants within 180 days. When it becomes probable that each of the performance targets of the Division will be met, or when the Company notifies and requires that Motorola exercise, or lose, the warrants, the fair value of the warrants will be measured and a corresponding charge will be recorded to sales and marketing expense.

In February 2006, the Company issued 82,538 shares of common stock valued at $9.68 per share to former stockholders of Portsmith in connection with the settlement of a lawsuit

In May 2006, the Company issued 362,740 shares of common stock, valued at $6.89 per share, or $2,500,000, for the acquisition of the assets of Think Outside, Inc.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005 — (Continued)

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

The Company has a defined contribution 401(k) plan for all employees. Under the 401(k) plan, employees are permitted to make contributions to the plan in accordance with IRS regulations. The Company may make discretionary contributions as approved by the Board of Directors. The Company contributed $207,000, $299,000 and $270,000 during 2007, 2006 and 2005, respectively.

(b)	Stock Options

In 1995, the Board granted stock options to employees to purchase 132,198 shares of common stock. Later in 1996, the Company adopted an Incentive Stock Option Plan (the “1996 Plan”) pursuant to the Internal Revenue Code. During 2002, the 1996 Plan was amended to increase the aggregate number of shares of common stock for which options may be granted or for which stock grants may be made to 3,000,000. During 2002, in connection with its acquisition of Cutting Edge Software, the Company’s Board of Directors authorized the issuance of options to purchase 150,000 shares of common stock to certain Cutting Edge Software employees (the “CES Options”). During 2004, the Company adopted the Mobility Electronics, Inc. Omnibus Long-Term Incentive Plan (the “2004 Omnibus Plan”) and the Mobility Electronics, Inc. Non-Employee Directors Plan (the “2004 Directors Plan”). Under the 2004 Omnibus Plan, the Company may grant up to 2,350,000 stock options, stock appreciation rights, restricted stock awards, performance awards, and other stock awards. Under the 2004 Directors Plan, the Company may grant up to 400,000 stock options, stock appreciation rights, restricted stock awards, performance awards, and other stock awards. The options under the 1996 Plan, the CES Options, and the 2004 Omnibus Plan were granted at the fair market value of the Company’s stock at the date of grant as determined by the Company’s Board of Directors. Options become exercisable over varying periods up to 3.5 years and expire at the earlier of termination of employment or up to six years after the date of grant. There were 324,723, 935,686 and 61,984 shares available for grant under the 1996 Plan, the 2004 Omnibus Plan and the 2004 Directors Plan, respectively, as of December 31, 2007.

The Company did not grant any stock options during the years ended December 31, 2007, 2006 or 2005, respectively. The per share weighted average fair value of stock options granted under the 1996 Plan, the CES Options, and the 2004 Omnibus Plan for the year ended December 31, 2004 was $4.24, based on the date of grant using the Black-Scholes method with the following weighted average assumptions: expected life of 3 years, risk-free interest rate of 3.25%, dividend yield of 0% and volatility of 80%.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005 — (Continued)

The following table summarizes information regarding stock option activity for the years ended December 31, 2005, 2006 and 2007:

		Weighted Average
		Exercise Price
	Number	per Share

Outstanding, January 1, 2005	1,942,159	4.11
Granted	—	—
Canceled	(135,458)	2.53
Exercised	(623,955)	2.90

Outstanding, December 31, 2005	1,182,746	4.92
Granted	—	—
Canceled	(112,049)	7.52
Exercised	(362,619)	1.82

Outstanding, December 31, 2006	708,078	6.10
Granted	—	—
Canceled	(195,855)	8.25
Exercised	(116,048)	1.92

Outstanding, December 31, 2007	396,175	$6.26

The following table summarizes information about the stock options outstanding at December 31, 2007:

		Weighted	Weighted		Weighted
		Average	Average		Average	Aggregate
	Options	Remaining	Exercise	Options	Exercise	Intrinsic
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price	Value

$0.82 - $1.29	97,182	1.01	$1.06	97,182	$1.06
$1.30 - $7.15	50,493	1.64	3.51	50,493	3.51
$7.16 - $8.92	61,000	2.04	7.97	61,000	7.97
$9.05 - $11.00	187,500	1.97	9.13	187,500	9.13

$0.82 - $11.00	396,175	1.70	$6.26	396,175	$6.26	$48,995

Cash received from option exercises during the years ended December 31, 2007, 2006 and 2005 totaled $239,000, $606,000 and $1,828,000, respectively.

In June 2007, the Company recorded in general and administrative expense pre-tax charges of $65,000 associated with the expensing of stock options, due to a modification to a prior grant of stock options that resulted in a new measurement date for that option award. The Company used the Black-Scholes option valuation model to value the option award as of the new measurement date using the following assumptions: weighted average life of 2.6 years, risk free rate of 4.9%, volatility of 65%, and dividend rate of 0%.

For the years ended December 31, 2007, 2006 and 2005, the Company recorded in general and administrative expense pre-tax charges of $65,000, $912,000 and $11,000 associated with the expensing of stock options and employee stock purchase plan activity.

As of December 31, 2007, there were no outstanding non-vested stock options, and no unrecognized compensation expense relating to non-vested stock options.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005 — (Continued)

(c)	Restricted Stock Units

Under the 2004 Directors Plan and the 2004 Omnibus Plan, the Company has instituted the grant of Restricted Stock Units (“RSUs”) in lieu of stock options. The RSUs are accounted for using the measurement and recognition principles of SFAS 123R. Accordingly, unearned compensation is measured at fair market value on the date of grant and recognized as compensation expense over the period in which the RSUs vest. All RSUs awarded during 2005 and 2006 will vest on January 13, 2010, but may vest earlier, in full, if specific performance criteria are met or, on a pro rata basis, upon the death, disability, termination without cause, or retirement of plan participants. All RSUs awarded during 2007 will vest ratably on January 2, 2008, 2009, 2010 and 2011, but may vest earlier, either partially or in full, if specific performance criteria are met or, on a pro rata basis, upon the death, disability, termination without cause, or retirement of plan participants. RSUs awarded to board members under the 2004 Directors Plan for election to the board vest 100% upon the three-year anniversary of the grant date, but may vest earlier, on a pro rata basis, upon the death, disability, or retirement of plan participants. RSUs awarded to board members under the 2004 Directors Plan for committee service vest 100% upon the one-year anniversary of the grant date, but may vest earlier, on a pro rata basis, upon the death, disability, or retirement of plan participants.

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

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005 — (Continued)

The following table summarizes information regarding restricted stock unit activity under the 2004 Directors Plan, the 2004 Omnibus Plan and the Nasdaq Rule 4350(i)(a)(iv) grant for the years ended December 31, 2005, 2006 and 2007, respectively:

					Nasdaq Rule
	2004 Directors Plan		2004 Omnibus Plan		4350(i)(1)(a)(iv) Grant
		Weighted		Weighted		Weighted
		Average		Average		Average
		Value per		Value per		Value per
	Number	Share	Number	Share	Number	Share

Outstanding, January 1, 2005	82,200	$8.48	—	$—	—	$—
Granted	59,700	8.54	894,448	7.51	—	—
Canceled	—	—	(119,422)	7.35	—	—
Released to common stock	—	—	(6,006)	7.33	—	—
Released for settlement of taxes	—	—	(2,103)	7.33	—	—

Outstanding, December 31, 2005	141,900	8.51	766,917	7.53	—	—
Granted	37,200	7.15	394,364	7.20	—	—
Canceled	—	—	(213,094)	7.69	—	—
Released to common stock	(14,700)	8.54	(25,688)	7.51	—	—
Released for settlement of taxes	—	—	(8,335)	7.47	—	—

Outstanding, December 31, 2006	164,400	8.20	914,164	7.36	—	—
Granted	127,167	2.81	1,053,450	3.45	1,000,000	2.96
Canceled	—	—	(575,457)	5.24	—	—
Released to common stock	(96,900)	8.28	(167,505)	7.19	—	—
Released for settlement of taxes	—	—	(66,487)	7.15	—	—

Outstanding, December 31, 2007	194,667	$4.64	1,158,165	$4.88	1,000,000	$2.96

For the years ended December 31, 2007, 2006 and 2005, the Company recorded in general and administrative expense pre-tax charges of $2,560,000, $1,724,000 and $1,487,000 associated with the expensing of restricted stock unit activity.

As of December 31, 2007, there was $5,009,000 of total unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted average period of three years.

As of December 31, 2007, all outstanding restricted stock units were non-vested.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005 — (Continued)

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

(16)  Net Income (Loss) per Share

The computation of basic and diluted net income (loss) per share (EPS) follows (in thousands, except per share amounts):

	Years Ended December 31,
	2007	2006	2005

Basic net income (loss) per share computation:
Numerator:
Net income (loss)	$(12,564)	$(16,842)	$5,007

Denominator:
Weighted average number of common shares outstanding	31,534	31,392	30,004

Basic net income (loss) per share	$(0.40)	$(0.54)	$0.17
Diluted net income (loss) per share computation:
Numerator:
Net income (loss)	$(12,564)	$(16,842)	$5,007

Denominator:
Weighted average number of common shares outstanding	31,534	31,392	30,004
Effect of dilutive stock options, warrants, and restricted stock units	—	—	1,894
Effect of common shares issuable upon conversion of preferred shares	—	—	105

	31,534	31,392	32,003

Diluted net income (loss) per share	$(0.40)	$(0.54)	$0.16
Stock options not included in dilutive net income (loss) per share since anti-dilutive	267	412	53
Warrants not included in dilutive net income (loss) per share since anti-dilutive	1,195	1,195	—

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
Years Ended December 31, 2007, 2006 and 2005 — (Continued)

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

The following tables summarize the Company’s revenue, operating results and assets by business segment (amounts in thousands):

	Years Ended December 31,
	2007	2006	2005

Revenue:
High-Power Group	$48,074	$57,146	$63,118
Low-Power Group	22,413	17,075	4,024
Connectivity Group	7,232	18,243	18,359

	$77,719	$92,464	$85,501

	Years Ended December 31,
	2007	2006	2005

Operating income (loss):
High-Power Group	$(1,312)	$11,831	$12,676
Low-Power Group	338	(3,816)	(2,472)
Connectivity Group	(608)	(12,178)	1,235
Corporate	(14,038)	(13,761)	(14,303)

	$(15,620)	$(17,924)	$(2,864)

The High-Power Group operating loss for 2007 includes a $222,000 inventory impairment charge (see Note 6) and a $3,675,000 goodwill impairment charge (see Note 9). The Low-Power Group operating income for 2007 includes a $3,512,000 inventory impairment charge (see Note 6), a $1,137,000 asset impairment charge (see Note 8) and a $237,000 goodwill impairment charge (see Note 9).

The Connectivity Group operating loss for 2006 includes a $1,178,000 asset impairment charge (see Note 8), a $6,895,000 goodwill impairment charge (see Note 9), and a $3,535,000 inventory impairment charge, which was based on the estimated fair value of expansion, docking and handheld cradle inventory as indicated by the terms of the transactions entered into during the first quarter of 2007 (see Notes 3 and 6).

The Company’s corporate function supports its various business segments and, as a result, the Company attributes the aggregate amount of its general and administrative expense to corporate as opposed to allocating it to individual business segments.

	December 31,
	2007	2006

Assets:
High-Power Group	$19,035	$26,253
Low-Power Group	7,810	13,362
Connectivity Group	2,199	4,220
Corporate	25,106	22,029

	$54,150	$65,864

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005 — (Continued)

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

The following tables summarize the Company’s revenues by product line, as well as its revenues by geography and the percentages of revenue by route to market (amounts in thousands):

	Revenue by Product Line
	Years Ended December 31,
	2007	2006	2005

High-power mobile electronic power products	$47,835	$55,109	$53,917
Low-power mobile electronic power products	19,308	15,056	10,233
Foldable keyboard products	3,101	2,106	—
Accessories and other products	221	1,917	2,901
Handheld products	44	12,412	12,171
Expansion and docking products	7,210	5,864	6,279

Total revenues	$77,719	$92,464	$85,501

	Revenue by Geography
	Years Ended December 31,
	2007	2006	2005

North America	$64,100	$77,724	$73,142
Europe	3,579	5,715	5,986
Asia Pacific	10,031	8,947	6,353
All other	9	78	20

	$77,719	$92,464	$85,501

	% of Revenue by Route to Market
	Years Ended December 31,
	2007	2006	2005

OEM and private-label-resellers	52%	62%	63%
Retailers and distributors	37%	31%	27%
Other	11%	7%	10%

	100%	100%	100%

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

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005 — (Continued)

Three customers accounted for 36%, 27%, and 10% of net sales for the year ended December 31, 2007. Three customers accounted for 25%, 17% and 17% of net sales for the year ended December 31, 2006. Three customers accounted for 27%, 18%, and 13% of net sales for the year ended December 31, 2005.

Three customers’ accounts receivable balances accounted for 50%, 28% and 11% of net accounts receivable at December 31, 2007. Three customers’ accounts receivable balances accounted for 37%, 17% and 16% of net accounts receivable at December 31, 2006.

Allowance for doubtful accounts was $597,000 and $286,000 at December 31, 2007 and December 31, 2006, respectively. Allowance for sales returns was $474,000 and $350,000 at December 31, 2007 and December 31, 2006, respectively.

Export sales were approximately 18%, 16% and 15% of the Company’s net sales for the year ended December 31, 2007, 2006 and 2005, respectively. The principal international markets served by the Company were Europe and Asia Pacific.

(18)	Contingencies

The Company procures its products primarily from supply sources based in Asia. Typically, the Company places purchase orders for completed products and takes ownership of the finished inventory upon completion and delivery from its supplier. Occasionally, the Company presents its suppliers with ‘Letters of Authorization’ for the suppliers to procure long-lead raw components to be used in the manufacture of the Company’s products. These Letters of Authorization indicate the Company’s commitment to utilize the long-lead raw components in production. As of June 30, 2007, based on a change in strategic direction, the Company determined it would not procure certain products for which it had outstanding Letters of Authorization with suppliers. The Company believes it is probable that it will be required to pay suppliers for certain Letter of Authorization commitments, and has estimated and accrued a liability for this contingency in the amount of $519,000 at December 31, 2007.

Certain former officers of iGo Corporation are seeking potential indemnification claims against the Company’s wholly-owned subsidiary, iGo Direct Corporation, relating to an SEC matter involving such individuals (but not involving the Company) that relates to matters that arose prior to the Company’s acquisition of iGo Corporation in September 2002.

Subsequent to December 31, 2007, the Company obtained reimbursement under iGo’s directors’ and officers’ liability insurance policy as it relates to this potential iGo indemnification matter (see Note 20). The Company believes the reimbursement from the insurance company will be sufficient to offset any potential indemnification claims of former iGo officers, and accordingly, has not recorded a contingent liability for these claims as of December 31, 2007.

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
Years Ended December 31, 2007, 2006 and 2005 — (Continued)

(19)	Supplemental Financial Information

A summary of additions and deductions related to the allowances for accounts receivable for the years ended December 31, 2007, 2006 and 2005 follows (amounts in thousands):

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Year	Expenses	Utilization	Year

Allowance for doubtful accounts:
Year ended December 31, 2007	$286	$125	$186	$597

Year ended December 31, 2006	$316	$100	$(130)	$286

Year ended December 31, 2005	$311	$—	$5	$316

Allowance for sales returns:
Year ended December 31, 2007	$350	$468	$(344)	$474

Year ended December 31, 2006	$231	$636	$(517)	$350

Year ended December 31, 2005	$183	$434	$(386)	$231

(20)	Subsequent Events

In February 2008, the Company entered into a Settlement Agreement and Policy Release with Twin City Fire Insurance Company (“Twin City”) wherein Twin City agreed to reimburse the Company $1,500,000 as full and final resolution of claims asserted by the Company in its lawsuit against Twin City. The Company has represented in the Settlement Agreement that it has reimbursed and/or indemnified Mick Delargy and Tom de Jong for substantially all of their known fees and costs incurred in connection with an SEC matter involving such individuals. Furthermore, the Company has also represented that it will use its best efforts to resolve any remaining obligations to indemnify any former officers and directors of iGo in connection with the SEC matter and that it will further use an appropriate portion of the Twin City Settlement Payment towards such resolution.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005 — (Continued)

(21)	Quarterly Financial Data (Unaudited)

A summary of the quarterly data for the years ended December 31, 2007 and 2006 follows (amounts in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year ended December 31, 2007:
Net revenue	$18,863	$19,508	$19,039	$20,309

Gross profit	$5,406	$2,119	$5,705	$6,016

Operating expenses	$(8,020)	$(8,886)	$(6,791)	$(11,169)

Gain on disposal of assets	$—	$1,837	$—	$54

Minority interest	$—	$(127)	$(60)	$(197)

Net income (loss)	$(2,043)	$(4,768)	$(760)	$(4,993)

Net income (loss) per share:
Basic	$(0.06)	$(0.15)	$(0.02)	$(0.16)

Diluted	$(0.06)	$(0.15)	$(0.02)	$(0.16)

Year ended December 31, 2006:
Net revenue	$22,837	$26,147	$24,170	$19,310

Gross profit	$6,957	$7,566	$6,924	$1,668

Operating expenses	$(8,293)	$(6,577)	$(16,981)	$(9,188)

Gain on disposal of assets	$—	$—	$—	$—

Litigation settlement expense	$(250)	$—	$—	$—

Net income (loss)	$(1,263)	$1,305	$(9,743)	$(7,141)

Net income (loss) per share:
Basic	$(0.04)	$0.04	$(0.31)	$(0.23)

Diluted	$(0.04)	$0.04	$(0.31)	$(0.23)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Based on their evaluation as of December 31, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective as of the end of the period covered by this report to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment of those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2007.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, issued its report on the effectiveness of, the Company’s internal control over financial reporting as of December 31, 2007. The report is included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Mobility Electronics, Inc.:

We have audited Mobility Electronics, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mobility Electronics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Mobility Electronics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mobility Electronics, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 12, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Phoenix, Arizona
March 12, 2008

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The information required by this Item 10 is incorporated by reference to the material under the captions “Election of Directors,” “Executive Officers of the Company,” “Executive Compensation,” (other than the material under the caption “Compensation Committee Report,” “Principal Stockholders,)” “Corporate Governance,” and “Section 16(a) Beneficial Ownership and Reporting Compliance” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), and meets the requirements of the SEC rules promulgated under Section 406 of the Sarbanes-Oxley Act of 2002. Our Code of Business Conduct and Ethics is available on our websites at www.igo.com and www.mobilityelectronics.com and copies are available to stockholders without charge upon written request to our Secretary at the Company’s principal address. Any substantive amendment to the Policy on Business Conduct or any waiver of the Policy granted to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, will be posted on our websites at www.igo.com and www.mobilityelectronics.com within five business days (and retained on the Web site for at least one year).

Item 11.  Executive Compensation

The information required by this Item 11 is incorporated by reference to the material under the captions “Executive Compensation,” other than the material under the caption “Compensation Committee Report,” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to the material under the caption “Principal Stockholders” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the material under the captions “Corporate Governance — Director Independence”, and “Certain Relationships and Related Transactions” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 14.  Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to the material under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) (1) (2) Financial Statements.

See the Index to Consolidated Financial Statements and Financial Statement Schedule in Part II, Item 8.

(3) Exhibits.

The Exhibit Index and required Exhibits immediately following the Signatures to this Form 10-K are filed as part of, or hereby incorporated by reference into, this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2008.

MOBILITY ELECTRONICS, INC.

/s/ Michael D. Heil
Michael D. Heil
President, Chief Executive Officer and
Member of the Board (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael D. Heil and Joan W. Brubacher, jointly and severally, his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 12, 2008.

Signatures	Title

/s/ Michael D. Heil Michael D. Heil	President, Chief Executive Officer and Member of the Board (Principal Executive Officer)

/s/ Joan W. Brubacher Joan W. Brubacher	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Darryl S. Baker Darryl S. Baker	Vice President, Chief Accounting Officer and Controller

/s/ Peter L. Ax Peter L. Ax	Director

Larry M. Carr	Director

/s/ Jeffrey R. Harris Jeffrey R. Harris	Director

/s/ Michael J. Larson Michael J. Larson	Director

/s/ Robert W. Shaner Robert W. Shaner	Director and Chairman of the Board

EXHIBIT INDEX

Exhibit
Number	Description of Document

2.1	Agreement and Plan of Merger dated as of February 20, 2002, by and among Portsmith, Inc., certain holders of the outstanding capital stock of Portsmith, Mobility Electronics, Inc. and Mobility Europe Holdings, Inc.(1)%
2.2	Agreement and Plan of Merger dated March 23, 2002, by and among Mobility Electronics, Inc., iGo Corporation and IGOC Acquisition(1)%
3.1	Certificate of Incorporation of the Company(2)
3.2	Articles of Amendment to the Certificate of Incorporation of the Company dated as of June 17, 1997(3)
3.3	Articles of Amendment to the Certificate of Incorporation of the Company dated as of September 10, 1997(2)
3.4	Articles of Amendment to the Certificate of Incorporation of the Company dated as of July 20, 1998(2)
3.5	Articles of Amendment to the Certificate of Incorporation of the Company dated as of February 3, 2000(2)
3.6	Articles of Amendment to the Certificate of Incorporation of the Company dated as of March 31, 2000(3)
3.7	Certificate of Designations, Preferences, Rights and Limitations of Series C Preferred Stock(2)
3.8	Certificate of the Designations, Preferences, Rights and Limitations of Series D Preferred Stock(4)
3.9	Certificate of the Designations, Preferences, Rights and Limitations of Series E Preferred Stock of Mobility Electronics, Inc.(5)
3.10	Certificate of the Designations, Preferences, Rights and Limitations of Series F Preferred Stock of Mobility Electronics, Inc.(5)
3.11	Certificate of Designations, Preferences, Rights and Limitations of Series G Junior Participating Preferred Stock of Mobility Electronics, Inc.(6)
3.12	Amended and Restated Bylaws of the Company(14)
4.1	Specimen of Common Stock Certificate(7)
4.2	Form of Warrant to Purchase Shares of common stock of the Company used with the Series C Preferred Stock Private Placements(3)**
4.3	Form of Series C Preferred Stock Purchase Agreement used in 1998 and 1999 Private Placements(2)**
4.4	Form of Series C Preferred Stock and Warrant Purchase Agreement used in 1999 and 2000 Private Placements(2)**
4.5	Form of Warrant to Purchase common stock of the Company issued to certain holders in connection with the Contribution and Indemnification Agreement by and among Janice L. Breeze, Jeffrey S. Doss, Charles S. Mollo, Cameron Wilson, the Company and certain Stockholders of the Company, dated November 2, 1999(4)**
4.6	Form of Series F Preferred Stock and Warrant Purchase Agreement(5)**
4.7	Form of Warrant issued to purchasers of Series F Stock(5)
4.8	Rights Agreement between the Company and Computershare Trust Company, dated June 11, 2003(6)
4.9	Amendment No. 1 to Rights Agreement dated as of August 4, 2006, by and between Mobility Electronics, Inc. and Computershare Trust Company, Inc.(21)
4.10	Amendment No. 2 to Rights Agreement dated as of October 11, 2006, by and between Mobility Electronics, Inc. and Computershare Trust Company.(22)
4.11	Form of Warrant to Purchase Common Stock of the Company issued to Silicon Valley Bank on September 3, 2003.(8)
4.12	$25 Million Threshold Warrant to Purchase Shares of Common Stock issued to Motorola, Inc., dated as of March 31, 2005.(15)
4.13	$50 Million Threshold Warrant to Purchase Shares of Common Stock issued to Motorola, Inc., dated as of March 31, 2005.(15)

Exhibit
Number	Description of Document

4.14	Strategic Partners Investment Agreement by and among Mobility Electronics, Inc., RadioShack Corporation and Motorola, Inc., dated as of March 31, 2005.(15)
10.1	William O. Hunt Non-qualified Stock Option Agreement dated December 8, 1999.(4)+
10.2	Amended and Restated 1996 Long Term Incentive Plan, as amended on January 13, 2000.(2)+
10.3	Employee Stock Purchase Plan.(9)+
10.4	Form of Indemnity Agreement executed between the Company and certain officers and directors. (11)**
10.5	Form of Indemnity Agreement executed between the Company and its officers and directors.(4)**
10.6	Standard Multi-Tenant Office Lease by and between Mobility Electronics, Inc. and I.S. Capital, LLC, dated July 17, 2002.(13)
10.7	Amendment to Lease Agreement by and between Mobility Electronics, Inc. and I.S. Capital, LLC, dated February 1, 2003.(13)
10.8	Second Amendment to Lease Agreement by and between Mobility Electronics, Inc. and I.S. Capital, LLC, dated January 15, 2004.(13)
10.9	Third Amendment to Lease Agreement by and between the Company and Mountain Valley Community Church, effective as of October 6, 2004.(12)
10.10	Employment Agreement by and between the Company and Joan W. Brubacher dated April 14, 2004. (10)+
10.11	Employment Agreement, dated July 17, 2006, by and between Mobility Electronics, Inc. and Jonathan Downer. (19)+
10.12	Mobility Electronics, Inc. Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement, dated July 17, 2006, by and between Mobility Electronics, Inc. and Jonathan Downer. (19)+
10.13	Form Change In Control Agreement executed between the Company and certain officers. (26)+
10.14	Form of Amended and Restated 2005 Mobility Electronics, Inc. Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement. (17)+
10.15	Form of 2007 Mobility Electronics, Inc. Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement. (23)+
10.16	Amended and Restated Form of Mobility Electronics, Inc. Non-Employee Director Long-Term Incentive Plan Restricted Stock Unit Award Agreement (Annual Committee Grants). (17)+
10.17	Amended and Restated Form of Mobility Electronics, Inc. Non-Employee Director Long-Term Incentive Plan Restricted Stock Unit Award Agreement (Election / Re-Election Committee Grants). (17)+
10.18	Mobility Electronics, Inc. 2007 Executive Bonus Plan. (24)+
10.19	Patent Purchase Agreement between Mobility Electronics, Inc. and Tao Logic Systems LLC dated March 31, 2005. (16)%
10.20	Asset Purchase Agreement dated as of February 21, 2007 by and between Mobility California, Inc. and Mission Technology Group, Inc. (25)%
10.21	Credit Agreement dated as of July 27, 2006, between Mobility Electronics, Inc. and JPMorgan Chase Bank, N.A.(20)
10.22	Form of Pledge and Security Agreement dated as of July 27, 2006, between JPMorgan Chase Bank, N.A. and each of Mobility California, Inc., Mobility Idaho, Inc., Mobility Texas, Inc. and iGo Direct Corporation.(20)
10.23	Form of Continuing Guarantee dated July 27, 2006 by each of Mobility California, Inc., Mobility Idaho, Inc., Mobility Texas, Inc. and iGo Direct Corporation in favor of JPMorgan Chase Bank, N.A.(20)
10.24	Modification Agreement dated as of February 26, 2007 by and between Mobility Electronics, Inc. and JPMorgan Chase Bank, N.A. (26)%
10.25	$2.5 Million Secured Promissory Note dated April 16, 2007 issued by Mission Technology Group, Inc.(27)

Exhibit
Number	Description of Document

10.26	$1.43 Million Secured Promissory Note dated April 16, 2007 issued by Mission Technology Group, Inc.(27)
10.27	Mutual Restructuring and Separation Agreement, dated May 1, 2007, by and between Mobility Electronics, Inc. and Charles R. Mollo.(28)+
10.28	Employment Agreement, dated May 1, 2007, by and between Mobility Electronics, Inc. and Michael D. Heil.(28)+
10.29	Mobility Electronics, Inc. Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement.(29)+
10.30	Mobility Electronics, Inc. Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement.(29)+
10.31	Mobility Electronics, Inc. Non-Employee Director Compensation Program.(29)+
21.1	Subsidiaries.
• iGo Direct Corporation (Delaware)
• Mobility 2001 Limited (United Kingdom)
• Mobility Assets, Inc. (Delaware)
• Mobility California, Inc. (Delaware)
• Mobility Idaho, Inc. (Delaware)
• Mobility Texas, Inc. (Texas)
23.1	Consent of KPMG LLP.*
24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

**	Each of these agreements is identical in all material respects except for the Purchasers.

%	Schedules and similar attachments have been omitted from these agreements. The registrant will furnish supplementally a copy of any omitted schedule or attachment to the Commission upon request.

+	Management or compensatory plan or agreement.

#	Portions of these exhibits have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

(1)	Previously filed as an exhibit to Form 10-K for the year ended December 31, 2001.

(2)	Previously filed as an exhibit to Registration Statement No. 333-30264 dated February 11, 2000.

(3)	Previously filed as an exhibit to Amendment No. 2 to Registration Statement No. 333-30264 on Form S-1 dated May 4, 2000.

(4)	Previously filed as an exhibit to Amendment No. 1 to Registration Statement No. 333-30264 on Form S-1 dated March 28, 2000.

(5)	Previously filed as an exhibit to Current Report on Form 8-K filed on January 14, 2003.

(6)	Previously filed as an exhibit to Current Report on Form 8-K filed on June 19, 2003.

(7)	Previously filed as an exhibit to Amendment No. 3 to Registration Statement No. 333-30264 on Form S-1 dated May 18, 2000.

(8)	Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2003.

(9)	Previously filed as an exhibit to Registration Statement No. 333-69336 on Form S-8 filed on September 13, 2001.

(10)	Previously filed as an exhibit to Form 10-Q for the quarter ended March 31, 2004.

(11)	Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2001.

(12)	Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2004.

(13)	Previously filed as an exhibit to Form 10-K for the period ended December 31, 2003.

(14)	Previously filed as an exhibit to Registration Statement No. 333-116182 dated June 4, 2004.

(15)	Previously filed as an exhibit to Current Report on Form 8-K dated April 5, 2005.

(16)	Previously filed as an exhibit to Form 10-Q for the period ended March 31, 2005.

(17)	Previously filed as an exhibit to Form 10-K for the period ended December 31, 2005.

(18)	Previously filed as an exhibit to Form 10-Q for the period ended March 31, 2006.

(19)	Previously filed as an exhibit to Current Report on Form 8-K dated July 18, 2006.

(20)	Previously filed as an exhibit to Current Report on Form 8-K dated July 28, 2006.

(21)	Previously filed as an exhibit to Current Report on Form 8-K dated August 4, 2006.

(22)	Previously filed as an exhibit to Current Report on Form 8-K dated October 12, 2006.

(23)	Previously filed as an exhibit to Current Report on Form 8-K dated January 5, 2007.

(24)	Previously filed as an exhibit to Current Report on Form 8-K dated January 24, 2007.

(25)	Previously filed as an exhibit to Current Report on Form 8-K dated February 22, 2007.

(26)	Previously filed as an exhibit to Form 10-K for the period ended December 31, 2007.

(27)	Previously filed as an exhibit to Current Report on Form 8-K dated April 18, 2007.

(28)	Previously filed as an exhibit to Current Report on Form 8-K dated May 3, 2007.

(29)	Previously filed as an exhibit to Current Report on Form 8-K dated June 13, 2007.

All other schedules and exhibits are omitted because they are not applicable or because the required information is contained in the Financial Statements or Notes thereto.