Form 10-Q
period 2008-03-31
MOBILITY ELECTRONICS INC
filed 2008-05-09
CIK 1075656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
YES      ☑     NO      ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES      ☐      NO      ☑
At May 6, 2008, there were 31,734,851 shares of the Registrant’s Common Stock, par value $0.01 per share outstanding.

1

MOBILITY ELECTRONICS, INC.
FORM 10-Q

i

PART I FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$20,788	$15,908
Short-term investments	6,201	9,026
Accounts receivable, net	11,092	16,924
Inventories	4,281	7,406
Prepaid expenses and other current assets	313	446

Total current assets	42,675	49,710
Property and equipment, net	1,407	1,553
Intangible assets, net	1,828	1,926
Notes receivable and other assets, net	687	961

Total assets	$46,597	$54,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,398	$11,694
Accrued expenses and other current liabilities	2,755	3,680
Deferred revenue	335	936

Total current liabilities	8,488	16,310
Minority interest	384	384

Total liabilities	8,872	16,694
Stockholders’ equity:
Common stock	317	314
Additional paid-in capital	168,482	168,010
Accumulated deficit	(131,326)	(131,091)
Accumulated other comprehensive income	252	223

Total stockholders’ equity	37,725	37,456

Total liabilities and stockholders’ equity	$46,597	$54,150

See accompanying notes to unaudited condensed consolidated financial statements.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenue	$18,938	$18,863
Cost of revenue	13,360	13,457

Gross profit	5,578	5,406

Operating expenses:
Sales and marketing	2,014	2,757
Research and development	793	1,677
General and administrative	4,099	3,586

Total operating expenses	6,906	8,020

Loss from operations	(1,328)	(2,614)

Other income:
Interest income, net	267	267
Other income, net	154	304
Litigation settlement income	672	—

Net loss	$(235)	$(2,043)

Basic and diluted net loss per common share	$(0.01)	$(0.06)

Basic and diluted weighted average common shares outstanding	31,581	31,740

See accompanying notes to unaudited condensed consolidated financial statements.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(235)	$(2,043)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for accounts receivable and sales returns and credits	(30)	78
Depreciation and amortization	379	517
Stock compensation expense	636	518
Changes in operating assets and liabilities:
Accounts receivable	5,861	3,383
Inventories	3,125	3,272
Prepaid expenses and other assets	323	(1,555)
Accounts payable	(6,484)	(3,266)
Accrued expenses and other current liabilities	(1,527)	(551)

Net cash provided by operating activities	2,048	353

Cash flows from investing activities:
Purchase of property and equipment	(49)	(103)
Sale of investments	2,833	4,516

Net cash provided by investing activities	2,784	4,413

Cash flows from financing activities:
Payment of non-current liabilities	—	(25)
Net proceeds from issuance of common stock and exercise of options and warrants	28	67

Net cash provided by financing activities	28	42

Effects of exchange rate changes on cash and cash equivalents	20	5

Net increase in cash and cash equivalents	4,880	4,813
Cash and cash equivalents, beginning of period	15,908	9,201

Cash and cash equivalents, end of period	$20,788	$14,014

See accompanying notes to unaudited condensed consolidated financial statements.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Basis of Presentation
     The accompanying condensed consolidated financial statements include the accounts of Mobility Electronics, Inc. and its wholly-owned subsidiaries, Mobility California, Inc., Mobility Idaho, Inc., Mobility 2001 Limited, Mobility Texas Inc., and iGo Direct Corporation, and as of April 16, 2007, the accounts of Mission Technology Group, Inc. (“Mission Technology Group”), in which Mobility California, Inc. holds a 15% equity interest (collectively, “Mobility” or the “Company”). The accounts of Mission Technology Group are consolidated pursuant to Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). Refer to Note 2 for further discussion of FIN 46R. All significant intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.
     The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles, pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying condensed consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2007 included in the Company’s Form 10-K, filed with the SEC. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of results to be expected for the full year or any other period.
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
Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 (“SFAS 157”), “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. GAAP and expands disclosure requirements about fair value measurements. The Company adopted the provisions of SFAS 157 for financial assets and liabilities effective January 1, 2008. The implementation of SFAS 157 did not have a material impact on the Company’s consolidated financial statements. See Note 3 for additional fair value disclosures.
     In December 2007, the FASB issued FASB Staff Position FAS 157-b, “Effective Date of FASB Statement No. 157,” which delays the effective date of Statement No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. In accordance with the new rule, the Company will adopt Statement No. 157 for all nonfinancial assets and nonfinancial liabilities in the first quarter of 2009. The Company is still assessing the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial statements.
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

     In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations”. SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date fair value. SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141R provides guidance regarding what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company will adopt SFAS 141R beginning in the first quarter of fiscal 2009 and will change its accounting treatment for business combinations on a prospective basis.
     In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS 160 changes the accounting and reporting for minority interests, which will be re-characterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company will adopt SFAS 160 beginning in the first quarter of fiscal 2009 and is currently evaluating the impact of adopting SFAS 160 on its consolidated financial statements.
(2) Variable Interest Entities
     FIN 46R requires the “primary beneficiary” of a variable interest entity (“VIE”) to include the VIE’s assets, liabilities and operating results in its consolidated financial statements. In general, a VIE is a corporation, partnership, limited-liability company, trust or any other legal structure used to conduct activities or hold assets that either (i) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (ii) has a group of equity owners that are unable to make significant decisions about its activities, or (iii) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.
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
     The following table summarizes the balance sheet effect of consolidating Mission Technology Group (VIE) as of March 31, 2008:

			Mobility
(Amounts in thousands)	VIE		Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$525		$20,788
Short-term investments	—		6,201
Accounts receivable, net	196	*	11,092
Inventories	892		4,281
Prepaid expenses and other current assets	15		313

Total current assets	1,628		42,675
Property and equipment, net	101		1,407
Intangible assets, net	—		1,828
Notes receivable (payable) and other assets	(1,070	)*	687

Total assets	$659		$46,597

			Mobility
(Amounts in thousands)	VIE		Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$208		$5,398
Accrued expenses and other current liabilities	161	*	2,755
Deferred revenue	—		335

Total current liabilities	369		8,488
Minority interest	—		384

Total liabilities	369		8,872

Stockholders’ equity:	290		37,725

Total liabilities and stockholders’ equity	$659		$46,597

*	Reflects the elimination of intercompany accounts and notes receivable.
(3) Fair Value Measurement
     As of March 31, 2008, the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis are comprised of overnight money market funds and investments in marketable securities.
     The Company invests excess cash from its operating cash accounts in overnight money market funds and reflects these amounts within cash and cash equivalents on the consolidated balance sheet at a net value of 1:1 for each dollar invested.
     At March 31, 2008, investments totaling $6,201,000 are included within short-term investments on the consolidated balance sheet. These investments are considered available-for-sale securities and are reported at fair value based on third party broker statements which represents level 2 in the SFAS 157 fair value hierarchy. The unrealized gains and losses on available-for-sale securities, net of taxes, are recorded in accumulated other comprehensive income. Realized gains and losses are included in interest income, net.
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
     The Company generated net proceeds of $2,833,000 and $4,516,000 from the sale of available-for-sale marketable securities during the three months ended March 31, 2008 and 2007, respectively.

     As of March 31, 2008 and December 31, 2007 the amortized cost basis, unrealized holding gains, unrealized holding losses, and aggregate fair value by short-term major security type investments were as follows (amounts in thousands):

	March 31, 2008			December 31, 2007
		Net			Net
		Unrealized			Unrealized
		Holding	Aggregate		Holding
	Amortized	Gains	Fair	Amortized	Gains	Aggregate
	Cost	(Losses)	Value	Cost	(Losses)	Fair Value
U.S. corporate securities:
Commercial paper	$3,282	$1	$3,283	$3,821	$1	$3,822
Corporate notes and bonds	1,705	5	1,710	2,902	—	2,902

	4,987	6	4,993	6,723	1	6,724
U.S. government securities	1,199	9	1,208	2,298	4	2,302

	$6,186	$15	$6,201	$9,021	$5	$9,026

(5) Inventories
     Inventories consist of the following at March 31, 2008 and December 31, 2007 (amounts in thousands):

	March 31,	December 31,
	2008	2007
Raw materials	$943	$1,029
Finished goods	3,338	6,377

	$4,281	$7,406

(6) Intangible Assets
     Intangible assets consist of the following at March 31, 2008 and December 31, 2007 (amounts in thousands):

		March 31, 2008			December 31, 2007
	Average	Gross		Net	Gross		Net
	Life	Intangible	Accumulated	Intangible	Intangible	Accumulated	Intangible
	(Years)	Assets	Amortization	Assets	Assets	Amortization	Assets
Amortized intangible assets:
License fees	7	$334	$(294)	$40	$334	$(280)	$54
Patents and trademarks	5	3,453	(1,882)	1,571	3,368	(1,726)	1,642
Trade names	10	429	(226)	203	429	(214)	215
Customer lintangibles	5	33	(19)	14	33	(18)	15

Total		$4,249	$(2,421)	$1,828	$4,164	$(2,238)	$1,926

     Aggregate amortization expense for identifiable intangible assets totaled $183,000 for the three months ended March 31, 2008. Aggregate amortization expense for identifiable intangible assets totaled $195,000 for the three months ended March 31, 2007.
(7) Notes Receivable and Other Assets
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
     The estimated net realizable value of the note receivable from CradlePoint in connection with this transaction is included in notes receivable and other assets. The net balance of the CradlePoint note receivable was $398,000 as of March 31, 2008 and $683,000 as of December 31, 2007.

(8) Line of Credit
     In July 2006, the Company entered into a $10,000,000 line of credit with a bank, bearing interest at prime or LIBOR plus 2%, interest only payments due monthly, with final payment of interest and principal due on July 27, 2008. In addition, the Company pays a quarterly facility fee of 0.125% on any unused portion of the revolving loan commitment. The line of credit is secured by all assets of the Company. The Company had no outstanding balance against the line of credit at March 31, 2008. The line of credit was subject to financial covenants requiring minimum EBITDA levels at March 31, 2008 and the Company was not in compliance with those covenants.
(9) Stockholders’ Equity
     Holders of shares of common stock are entitled to one vote per share on all matters submitted to a vote of the Company’s stockholders. There is no right to cumulative voting for the election of directors. Holders of shares of common stock are entitled to receive dividends, if and when declared by the board of directors out of funds legally available therefore, after payment of dividends required to be paid on any outstanding shares of preferred stock. Upon liquidation, holders of shares of common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to the liquidation preferences of any outstanding shares of preferred stock. Holders of shares of common stock have no conversion, redemption or preemptive rights. At March 31, 2008 and December 31, 2007, there were 90,000,000 shares of common stock authorized and 31,734,851 and 31,446,184 issued and outstanding, respectively.
(10) Stock-based Compensation
     Stock-based compensation expense includes compensation expense, recognized over the applicable requisite service periods, for new share-based awards and for share-based awards granted prior to, but not yet vested as of, the Company’s adoption of SFAS 123R on January 1, 2006.
     As of March 31, 2008 there were 382,746 fully-vested outstanding stock options and no non-vested outstanding stock options. Accordingly, there was no unrecognized compensation expense relating to non-vested stock options at March 31, 2008.
     The following table summarizes information regarding restricted stock unit activity under the 2004 Directors Plan, the 2004 Omnibus Plan and a grant made pursuant to Nasdaq Rule 4350(i)(a)(iv) for the three months ended March 31, 2008:

					Nasdaq Rule
	2004 Directors Plan		2004 Omnibus Plan		4350(i)(1)(a)(iv) Grant
		Weighted		Weighted		Weighted
		Average		Average		Average
		Value		Value		Value
		per		per		per
	Number	Share	Number	Share	Number	Share
Outstanding, December 31, 2007	194,667	$4.64	1,158,165	$4.88	1,000,000	$2.13
Granted	—	—	817,500	$1.30	—	—
Canceled	(32,000)	$6.88	—	—	—	—
Released to common stock	—	—	(261,019)	$5.43	—	—
Released for settlement of taxes	—	—	(120,059)	$5.36	—	—

Outstanding, March 31, 2008	162,667	$4.19	1,594,587	$2.93	1,000,000	$2.13

     For the three months ended March 31, 2008 and 2007, the Company recorded in general and administrative expense pre-tax charges of $636,000 and $518,000 associated with the expensing of restricted stock unit activity.
     As of March 31, 2008, there was $6,056,000 of total unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a weighted average period of three years.
     As of March 31, 2008, all outstanding restricted stock units were non-vested.

(11) Net Loss per Share
     The computation of basic and diluted net loss per share follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2008	2007
Basic net loss per share computation:
Numerator:
Net loss	$(235)	$(2,043)

Denominator:
Weighted average number of common shares outstanding	31,581	31,740

Basic net loss per share:	$(0.01)	$(0.06)

Diluted net loss per share computation:
Numerator:
Net loss	$(235)	$(2,043)

Denominator:
Weighted average number of common shares outstanding	31,581	31,740
Effect of dilutive stock options, warrants, and restricted stock units	—	—

	31,581	31,740

Diluted net gain (loss) per share:	$(0.01)	$(0.06)

Stock options not included in dilutive loss per share since antidilutive	287	428

Warrants not included in dilutive loss per share since antidilutive	600	1,195
(12) Business Segments, Concentration of Credit Risk and Significant Customers
     The Company is engaged in the business of selling accessories for computers and mobile electronic devices. The Company has three operating business segments, consisting of the High-Power Group, Low-Power Group, and Connectivity Group. The Company’s chief operating decision maker (“CODM”) continues to evaluate revenues and gross profits based on product lines, routes to market and geographies.
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
     The following tables summarize the Company’s revenues, operating results and assets by business segment (amounts in thousands):

	Three Months Ended
	March 31,
	2008	2007
Revenues:
High-Power Group	$11,120	$13,261
Low-Power Group	6,267	4,211
Connectivity Group	1,551	1,391

	$18,938	$18,863

	Three Months Ended
	March 31,
	2008	2007
Operating income (loss):
High-Power Group	$1,406	$1,925
Low-Power Group	1,106	(115)
Connectivity Group	(86)	(838)
Corporate	(3,754)	(3,586)

	$(1,328)	$(2,614)

     The Company’s corporate function supports its various business segments and, as a result, the Company attributes the aggregate amount of its general and administrative expense to corporate as opposed to allocating it to individual business segments.

	March 31,	December 31,
	2008	2007
Assets:
High-Power Group	$12,377	$19,035
Low-Power Group	5,353	7,810
Connectivity Group	1,818	2,199
Corporate	27,049	25,106

	$46,597	$54,150

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
     The following tables summarize the Company’s revenues by product line, as well as its revenues by geography and the percentages of revenue by route to market (amounts in thousands):

	Three Months Ended
	March 31,
	2008	2007
High-power mobile electronic power products	$11,095	$13,083
Low-power mobile electronic power products	5,787	3,384
Handheld products	1	180
Expansion and docking products	1,550	1,219
Portable keyboard products	480	823
Accessories and other products	25	174

Total revenues	$18,938	$18,863

	Three Months Ended
	March 31,
	2008	2007
North America (principally United States)	$16,660	$15,167
Europe	1,156	1,154
Asia Pacific	1,122	2,536
All other	—	6

	$18,938	$18,863

	Three Months Ended
	March 31,
	2008	2007
OEM and private-label-resellers	50%	63%
Retailers and distributors	46%	29%
Other	4%	8%

	100%	100%

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
     Two customers accounted for 46%, and 33%, respectively, of net sales for the three months ended March 31, 2008. Three customers accounted for 33%, 14%, and 11%, respectively, of net sales for the three months ended March 31, 2007.
     Two customers’ accounts receivable balances accounted for 57% and 32%, respectively, of net accounts receivable at March 31, 2008. Four customers’ accounts receivable balances accounted for 47%, 20%, 14% and 11%, respectively, of net accounts receivable at March 31, 2007.
     Allowance for doubtful accounts was $593,000 and $597,000 at March 31, 2008 and December 31, 2007, respectively. Allowance for sales returns was $437,000 and $474,000 at March 31, 2008 and December 31, 2007, respectively.
     Export sales were approximately 13% and 20% of the Company’s net sales for the three months ended March 31, 2008 and 2007, respectively. The principal international markets served by the Company were Europe and Asia Pacific.
(13) Litigation Settlement
     Certain former officers of iGo Corporation had sought potential indemnification claims against the Company’s wholly-owned subsidiary, iGo Direct Corporation, relating to an SEC matter involving such individuals (but not involving the Company) that related to matters that arose prior to the Company’s acquisition of iGo Corporation in September 2002. The Company initiated litigation against the carrier of iGo’s directors’ and officers’ liability insurance for coverage of these claims under its insurance policy. During the quarter ended March 31, 2008, the Company settled this litigation and obtained reimbursement from the insurance carrier in the amount of $1,500,000. Pursuant to indemnification claims made by Mr. Ken Hawk, a former iGo officer, and in connection with its settlement with the insurance carrier, the Company reimbursed $828,000 to Mr. Hawk in final settlement of all his indemnification claims. The Company recorded net litigation settlement income of $672,000 during the three months ended March 31, 2008.
(14) Contingencies
     At December 31, 2007, the Company had accrued a $325,000 liability for payroll related taxes and potential interest and penalties in connection with the Company’s previously announced voluntary review of historical stock option granting practices and determination that certain grants had intrinsic value on the applicable measurement dates of the stock option grants. The Internal Revenue Service has commenced an audit of employment taxes due in connection with these stock option grants. Based on the progress of the audit, as of March 31, 2008, the Company accrued an additional $275,000, or a total of $600,000, related to this liability.
     The Company procures its products primarily from supply sources based in Asia. Typically, the Company places purchase orders for completed products and takes ownership of the finished inventory upon completion and delivery from its supplier. Occasionally, the Company presents its suppliers with ‘Letters of Authorization’ for the suppliers to procure long-lead raw components to be used in the manufacture of the Company’s products. These Letters of Authorization indicate the Company’s commitment to utilize the long-lead raw components in production. As of June 30, 2007, based on a change in strategic direction, the Company determined it would not procure certain products for which it had outstanding Letters of Authorization with suppliers. The Company believes it is probable that it will be required to pay suppliers for certain Letter of Authorization commitments, and has estimated and accrued a liability for this contingency in the amount of $519,000 at March 31, 2008.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This report contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “expect,” “anticipate,” “estimate” and other similar statements of expectations identify forward-looking statements. Forward-looking statements in this report include, without limitation, expectations regarding our anticipated financial performance for the first quarter of 2008 and fiscal 2008, including gross margins and operating expenses; beliefs regarding major catalysts that will drive our future growth and profitability, including continued penetration of the wireless carrier market for our low-power products, continued growth in sales of our high-power products and continued enhancements and growth of direct online sales through www.igo.com and retail partner web sites, as well as a strong new product pipeline, an emphasis on development marketing of environmentally friendly products and improvements in operational execution; the expectation that the operating results of Mission Technology Group in 2008 will approximate its 2007 operating results; the expectation that we will not record any income tax expense in 2008; the expected availability of cash and liquidity; expected market and industry trends; beliefs relating to our distribution capabilities and brand identity; expectations regarding the success of new product introductions; the anticipated strength, and ability to protect, our intellectual property portfolio; and our expectations regarding the outcome and anticipated impact of various legal proceedings in which we are involved. These forward-looking statements are based largely on our management’s expectations and involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include those set forth in other reports that we file with the SEC. Additional factors that could cause actual results to differ materially from those expressed in these forward-looking statements include, among others, the following:
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

     High-Power Group. Our High-Power Group is focused on the development, marketing and sales of power products and accessories for mobile electronic devices with high power requirements, which consist primarily of portable computers. These devices also allow users to simultaneously charge one or more low-power mobile electronic devices with our optional iGo dualpower and power splitter accessories. We sell these products to OEMs, private-label resellers, distributors, resellers and retailers. We supplied OEM–specific, high-power adapter products to Dell through the first quarter of 2007 and we currently supply Lenovo, although we do not expect that sales to Lenovo will continue after the first quarter of 2008. We have entered into a strategic reseller agreement with Targus to market and distribute high-power adapter products on a private-label basis. We also sell our iGo branded products directly to retailers such as RadioShack and through distributors such as Ingram Micro. Prior to January 1, 2006, High-Power Group revenue included sales of low-power products to RadioShack. High-Power Group revenue accounted for approximately 59% of revenue for the three months ended March 31, 2008 and approximately 70% of revenue for the three months ended March 31, 2007.
     Low-Power Group. In April 2005, we formed the Low-Power Group, which is focused on the development, marketing and sales of power products for low-power mobile electronic devices, such as mobile phones, smartphones, PDAs, MP3 players and portable gaming consoles. These products include cigarette lighter adapters, mobile AC adapters, low-power universal AC/DC adapters, and low-power universal battery products. Each of these power devices are designed to incorporate our patented tip technology. The combination AC/DC adapter also allows users to simultaneously charge a second device with our optional iGo dualpower or iGo power splitter accessories. Low-power product revenue accounted for approximately 30% of revenue for the three months ended March 31, 2008 and 18% of revenue for the three months ended March 31, 2007.
     We account for our foldable keyboard business as part of our Low-Power Group. Sales of these foldable keyboard products represented approximately 3% of our total revenue for the three months ended March 31, 2008 and 4% of our total revenue for the three months ended March 31, 2007. During 2007, the market for foldable keyboards decreased significantly and we made the decision to discontinue the production and marketing of foldable keyboard products. Accordingly, we expect revenue from this product line to decrease significantly in 2008.
     Sales to OEMs and private-label resellers accounted for approximately 50% of revenue for the three months ended March 31, 2008 and approximately 63% of revenue for the three months ended March 31, 2007. Sales through retailers and distributors accounted for approximately 46% of revenue for the three months ended March 31, 2008 and approximately 29% of revenue for the three months ended March 31, 2007. The balance of our revenue during these periods was derived from direct sales to end-users. In the future, we expect that we will be dependent upon a relatively small number of customers for a significant portion of our revenue, including most notably RadioShack and Targus. We intend to develop relationships with a broader set of retailers and wireless carriers to expand the market availability of our iGo branded products. We expect that these relationships will allow us to diversify our customer base, add stability and decrease our traditional reliance upon a limited number of OEMs and private label resellers. We also expect that these relationships will significantly increase the availability and exposure of our products, particularly among large national and international retailers and wireless carriers.
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
Recent Developments
     In the fourth quarter of 2007, due to a decline in the market for foldable keyboards, we made the decision to discontinue production and marketing of our foldable keyboard product line. Accordingly, we expect revenue from this product line to decrease significantly in 2008. We are currently engaged in seeking one or more purchasers for a portfolio of patents and patents pending associated with this product line.
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
     Our Connectivity Group was historically focused on the development, marketing and sales of connectivity and expansion and docking products. Our early focus was on the development of remote peripheral component interface, or PCI, bus technology and products based on proprietary Split Bridge® technology. We invested heavily in Split Bridge technology and while we had some success with Split Bridge in the corporate portable computer market with sales of universal docking stations, it became clear in early 2002 that this would not be the substantial opportunity we originally envisioned. In May 2005, we sold substantially all of our intellectual property relating to Split Bridge technology which resulted in a gain on the sale of these assets of $11.6 million. Connectivity Group revenue accounted for approximately 8% of revenue for the three months ended March 31, 2008 and approximately 7% of revenue for the three months ended March 31, 2007. The operating results of Mission Technology Group are included in the results of the Connectivity Group and constitute 97% of the operating loss of this group for the three months ended March 31, 2008.
Critical Accounting Policies and Estimates
     There were no changes in our critical accounting policies from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2007 during the three months ended March 31, 2008.

Results of Operations
     The following table presents certain selected consolidated financial data for the periods indicated expressed as a percentage of total revenue:

	Three months ended
	March 31,
	2008	2007
Revenue	100.0%	100.0%
Cost of revenue	70.5%	71.3%

Gross profit	29.5%	28.7%

Operating expenses:
Sales and marketing	10.6%	14.6%
Research and development	4.2%	8.9%
General and administrative	21.6%	19.0%

Total operating expenses	36.4%	42.5%

Loss from operations	-6.9%	-13.8%

Other income (expense):
Interest, net	1.4%	1.4%
Other, net	0.8%	1.6%
Litigation settlement income	3.5%	—

Net loss	-1.2%	-10.8%

Comparison of Three Months Ended March 31, 2008 and 2007
     Revenue. Revenue generally consists of sales of products, net of returns and allowances. To date, our revenues have come predominantly from power adapters, handheld products, expansion and docking products, and accessories. The following table summarizes the year-over-year comparison of our revenue for the periods indicated (amounts in thousands):

	Three Months	Three Months
	Ended	Ended	Increase/(decrease)	Percentage change
	March 31,	March 31,	from same period	from the same period
	2008	2007	in the prior year	in the prior year
High-Power Group	$11,121	$13,261	$(2,140)	(16.1)%
Low-Power Group	6,266	4,211	2,055	48.8%
Connectivity Group	1,551	1,391	160	11.5%

Total Revenue	$18,938	$18,863	$75	0.4%
     High-Power Group. The decrease in High-Power Group revenue was primarily due to declines in sales to OEMs. Overall sales of OEM–specific, high-power products decreased by $3.7 million, or 78.6%, to $1.0 million during the three months ended March 31, 2008 as compared to $4.7 million during the three months ended March 31, 2007. Specifically, sales to Dell decreased by $2.7 million, to $3,000 for the three months ended March 31, 2008, from $2.7 million for the three months ended March 31, 2007. We do not expect to receive additional orders for our power products from Dell, as Dell has selected a different sourcing solution. Sales to Lenovo decreased by $1.0 million, to $931,000 for the three months ended March 31, 2008 from $2.0 million for the three months ended March 31, 2007. We have been notified by Lenovo that they have also selected a different sourcing solution for their combination AD/DC power adapter. Accordingly, we do not anticipate additional orders for our power products from Lenovo beyond the first quarter of 2008. The decrease in revenue resulting from the loss of sales to Dell and Lenovo was partially offset by an increase in revenue from sales to Targus. Revenue from sales to Targus increased by $1.1 million, or 17.2% to $7.4 million for the three months ended March 31, 2008 compared to $6.3 million for the three months ended March 31, 2007. In addition, the decrease in High-Power Group revenue was also partially offset by increased direct sales of iGo branded high-power products to retailers and distributors, which increased by $469,000, or 21.6%, to $2.6 million during the three months ended March 31, 2008 as compared to $2.2 million during the three months ended March 31, 2007.

     Low-Power Group. The increase in Low-Power Group revenue was primarily due to continued sales growth of our family of low-power products as a result of what we believe to be increased consumer awareness and further market penetration of our products and technology. The increase was primarily attributable to revenue from sales of low-power products to RadioShack, which increased by $1.6 million, or 59.7% to $4.4 million for the three months ended March 31, 2008 compared to $2.8 million for the three months ended March 31, 2007. Revenue from sales of low-power products to other customers increased by approximately $892,000, or 156.6% to $1.5 million for the three months ended March 31, 2008 compared to $569,000 for the three months ended March 31, 2007. Revenue from sales of foldable keyboard products, a product line that was acquired in May 2006, decreased by approximately $343,000 for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. In the fourth quarter of 2007, we made the decision to discontinue the production and marketing of our foldable keyboard products. We intend to sell the remaining inventory of our foldable keyboard products in the ordinary course of business. Nevertheless, we expect Low-Power Group revenue to continue to increase in 2008 as a result of anticipated further gains in market penetration of our iGo branded products into mobile wireless carriers, distributors and retailers largely through our own sales efforts.
     Connectivity Group. Connectivity Group revenue consisted of approximately $1.6 million in Mission Technology Group’s sales of docking and expansion products for the three months ended March 31, 2008. Compared to the three months ended March 31, 2007, expansion and docking revenue increased by $331,000. We recorded no revenue from sales of handheld hardware products during the three months ended March 31, 2008, as compared to $180,000 for the three months ended March 31, 2007.
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

	Three Months	Three Months
	Ended	Ended	Increase/(decrease)	Percentage change from
	March 31,	March 31,	from same period in	the same period in the
	2008	2007	the prior year	prior year
Cost of revenue	$13,360	$13,457	$(97)	(0.7)%
Gross profit	$5,578	$5,406	$172	3.2%
Gross margin	29.5%	28.7%	0.8%	2.8%
     The increase in gross profit was primarily due to a decrease in indirect product overhead expenses of $1.7 million, or 71.3%, to $683,000, or 3.6% of revenue, during the three months ended March 31, 2008 as compared to $2.4 million, or 12.6% of revenue, during the three months ended March 31, 2007. The decrease in indirect product overhead costs was due primarily to a decrease in inventory write-downs of $786,000 primarily as a result of the recovery of previous write-downs from sales of keyboard products, combined with a decrease of $334,000 in personnel-related expenses, a decrease of $267,000 in freight expense and a decrease of $287,000 in Connectivity expenses due primarily to the sale of the handheld hardware product line in February 2007. The impact of the reduction in indirect overhead expense was partially offset by a gross loss of $377,000 from the sales of keyboard products when not considering the corresponding reduction in inventory write-downs associated with keyboard products. Furthermore, direct margin, which excludes labor and overhead costs, from sales of high-power products decreased to 31.6% for the three months ended March 31, 2008 compared to 37.5% for the three months ended March 31, 2007 due primarily to increasing pricing pressure in the high-power retail channel. As a result of these factors, cost of revenue as a percentage of revenue decreased to 70.5% for the three months ended March 31, 2008 from 71.3% for the three months ended March 31, 2007.
     Sales and marketing. Sales and marketing expenses generally consist of salaries, commissions and other personnel-related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. The following table summarizes the year-over-year comparison of our sales and marketing expenses for the periods indicated (amounts in thousands):

	Three Months	Three Months
	Ended	Ended	Decrease	Percentage change
	March 31,	March 31,	from same period	from the same period
	2008	2007	in the prior year	in the prior year
Sales and marketing	$2,014	$2,757	$(743)	(26.9)%

     The decrease in sales and marketing expenses primarily resulted from reduced investment in nationwide newspaper and radio advertising campaigns in the United States. Specifically, advertising expense decreased by $378,000 for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The balance of the decrease in sales and marketing expense was due primarily to reduced personnel-related expense during the three months ended March 31, 2008 compared to the three months ended March 31, 2007. As a percentage of revenue, sales and marketing expenses decreased to 10.6% for the three months ended March 31, 2008 from 14.6% for the three months ended March 31, 2007.
     Research and development. Research and development expenses consist primarily of salaries and personnel-related costs, outside consulting, lab costs and travel-related costs of our product development group. The following table summarizes the year-over-year comparison of our research and development expenses for the periods indicated (amounts in thousands):

	Three Months	Three Months
	Ended	Ended	Decrease from	Percentage change from
	March 31,	March 31,	same period	the same period in the
	2008	2007	in the prior year	prior year
Research and development	$793	$1,677	$(884)	(52.7)%
     The decrease in research and development expenses primarily resulted from reduced investment in the development of handheld hardware and docking and expansion products in connection with our disposition of those product lines, combined with the impact of an organizational restructuring that occurred in July 2007. As a percentage of revenue, research and development expenses decreased to 4.2% for the three months ended March 31, 2008 from 8.9% for the three months ended March 31, 2007.
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

	Three Months	Three Months
	Ended	Ended	Increase	Percentage change
	March 31,	March 31,	from same period	from the same period
	2008	2007	in the prior year	in the prior year
General and administrative	$4,099	$3,586	$513	14.3%
     The increase in general and administrative expenses primarily resulted from an increase of $712,000 in external legal expenses due primarily to increased patent enforcement litigation during the three months ended March 31, 2008. This increase was partially offset by reduced expenses resulting from the divestiture of the handheld hardware and expansion product lines. General and administrative expenses as a percentage of revenue increased to 21.7% for the three months ended March 31, 2008 from 19.0% for the three months ended March 31, 2007.
     Interest income (expense) net. During the three months ended March 31, 2008 and March 31, 2007, we earned $267,000 of net interest income. Although cash and investments have increased to $27.0 million at March 31, 2008 compared to $22.3 million at March 31, 2007, net interest income remained consistent due to generally decreasing interest and investment rates of return during the three months ended March 31, 2008.
     Other income (expense) net. Other income (expense), net was $154,000 for the three months ended March 31, 2008 compared to $304,000 for the three months ended March 31, 2007. Other income in 2007 included $252,000 received in connection with a settlement with Energizer.
     Litigation settlement income. Certain former officers of iGo Corporation had sought potential indemnification claims against our wholly-owned subsidiary, iGo Direct Corporation, relating to an SEC matter involving such individuals (but not involving us) that relates to matters that arose prior to our acquisition of iGo Corporation in September 2002. We initiated litigation against the carrier of iGo’s directors’ and officers’ liability insurance for coverage of these claims under its insurance policy. During the quarter ended March 31, 2008, we settled this litigation and obtained reimbursement from the insurance carrier in the amount of $1,500,000. Pursuant to indemnification claims made by Mr. Ken Hawk, a former iGo officer, and in connection with its settlement with the insurance carrier, we reimbursed $828,000 to Mr. Hawk in final settlement of all his indemnification claims. As a result of these settlements, we recorded net litigation settlement income of $672,000 during the three months ended March 31, 2008.

     Minority interest. Minority interest represents the portion of our net earnings which is attributable to the collective ownership interests of minority investors. As previously discussed, we have included the operating results of Mission Technology Group, in which we maintain a 15% equity interest, in our consolidated financial statements. Minority interest represents the 85% share in the net earnings of Mission Technology Group held by other owners. We recorded no minority interest for the three months ended March 31, 2008 as Mission Technology Group recorded a net loss for that period. We recorded no minority interest for the three months ended March 31, 2007 as Mission Technology Group was formed in April 2007.
     Income taxes. No provision for income taxes was required for the three months ended March 31, 2008 and 2007. Based on historical operating losses and projections for future taxable income, it is more likely than not that we will not fully realize the benefits of the net operating loss carryforwards. We have not, therefore, recorded a tax benefit from our net operating loss carryforwards for either of the three months ended March 31, 2008 or March 31, 2007.
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
     We expect gross margin to decrease during 2008 from the 29.5% gross margin recorded for the three months ended March 31, 2008, as we expect increased downward margin pressure on our high-power products.
     We expect operating expenses related to our power businesses to continue to decrease during 2008 compared to the three months ended March 31, 2008, as we expect reduced general and administrative expenses, partially offset by increased spending in sales and marketing.
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

Liquidity and Capital Resources
     The following table sets forth for the period presented certain consolidated cash flow information (amounts in thousands):

	Three Months Ended March 31,
	2008	2007
Net cash provided by operating activities	$2,048	$353
Net cash provided by investing activities	2,784	4,413
Net cash provided by financing activities	28	42
Foreign currency exchange impact on cash flow	20	5

Increase in cash and cash equivalents	$4,880	$4,813

Cash and cash equivalents at beginning of period	$15,908	$9,201

Cash and cash equivalents at end of period	$20,788	$14,014

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
•	Net cash provided by operating activities. Cash was provided by operating activities for the three months ended March 31, 2008 primarily as a result of collections of accounts receivable and sales of inventories, partially offset by use of cash to pay suppliers. Later in 2008, we expect to use some cash in operating activities as we expect to incur operating losses, with changes in working capital having a relatively neutral effect on cash flows. Our consolidated cash flow operating metrics are as follows:

	March 31,
	2008	2007
Days outstanding in ending accounts receivable (“DSOs”)	53	83
Inventory turns	12	6
The decrease in DSOs at March 31, 2008 compared to March 31, 2007, was primarily due to the reductions in accounts receivable from Dell and Lenovo due to the loss of those accounts, combined with the faster timing of payments received from our large private-label reseller customer, Targus. We expect DSOs will increase for the balance of 2008 as a result of anticipated timing of cash receipts from our customers. The decrease in inventory turns was primarily due to excess and obsolete inventory charges recorded during 2007 relating to our connectivity, low-power and keyboard inventories. We expect to manage inventory growth during 2008, but we expect inventory turns to decrease for the balance of 2008.

•	Net cash provided by investing activities. For the three months ended March 31, 2008, net cash was provided by investing activities as we generated proceeds from the sale of investments of $2.8 million. We anticipate future investment in capital equipment, primarily for tooling equipment to be used in the production of new products.

•	Net cash provided by financing activities. Net cash provided by financing activities for the three months ended March 31, 2008 was primarily from net proceeds from the exercises of stock options and warrants. Although we expect to generate cash flows from operations sufficient to support our operations, we may issue additional shares of stock in the future to generate cash for growth opportunities.
     As of March 31, 2008, we had approximately $114 million of federal, foreign and state net operating loss carry-forwards which expire at various dates. We anticipate that the sale of common stock in our initial public offering and in subsequent private offerings, as well as the issuance of our common stock for acquisitions, coupled with prior sales of common stock will cause an annual limitation on the use of our net operating loss carry-forwards pursuant to the change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended. This limitation is expected to have a material effect on the timing of our ability to use the net operating loss carry-forwards in the future. Additionally, our ability to use the net operating loss carry-forwards is dependent upon our level of future profitability, which cannot be determined.

     Financing Facilities. In July 2006, we entered into a $10.0 million bank line of credit. The line bears interest at prime or LIBOR plus 2%, and requires monthly interest only payments, with final payment of interest and principal due on July 27, 2008. In addition, we pay a quarterly facility fee of 12.5 basis points on any unused portion of the revolving loan commitment. The line of credit is secured by all of our assets and contains customary restrictive and financial covenants, including financial covenants requiring minimum EBITDA levels which are typical of agreements of this type, as well as customary events of default. The obligations of the lender to make advances under the credit agreement are subject to the ongoing accuracy of our representations and warranties under the credit agreement and the absence of any events which would be defaults or constitute a material adverse effect. Under the terms of the line of credit, we can borrow up to 80% of eligible accounts receivable and up to 25% of eligible inventory. At March 31, 2008, we had no borrowings outstanding under this facility. Based on our trailing twelve-month EBITDA, we were not in compliance with the minimum EBITDA covenant as of March 31, 2008. Accordingly, we are unable to borrow against this line of credit as of March 31, 2008.
     Contractual Obligations. In our day-to-day business activities, we incur certain commitments to make future payments under contracts such as operating leases and purchase orders. Maturities under these contracts are set forth in the following table as of March 31, 2008 (amounts in thousands):

	Payment due by period
	2008	2009	2010	2011	2012	More than 5 years
Operating lease obligations	$302	$48	$8	$6	$—	$—
Inventory purchase obligations	13,706	—	—	—	—	—
Other long-term obligations	—	—	—	—	—	—

Totals	$14,008	$48	$8	$6	$—	$—

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
     Liquidity Outlook. Based on our projections, we believe that our existing cash, cash equivalents and our cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may use our line of credit, if in compliance with the covenants thereunder, or seek to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in more dilution to our stockholders. In addition, additional capital resources may not be available to us in amounts or on terms that are acceptable to us.

Recent Accounting Pronouncements
     See Note 1 to our condensed consolidated financial statements for a summary of recently issued accounting pronouncements.
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
     See “Liquidity and Capital Resources” for further discussion of our financing facilities and capital structure. Market risk, calculated as the potential change in fair value of our cash and cash equivalents and line of credit resulting from a hypothetical 1.0% (100 basis point) change in interest rates, was not material at March 31, 2008.
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures — We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating our controls and procedures. With the participation of the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2008, and concluded that our disclosure controls and procedures were effective.
     Changes in Internal Control Over Financial Reporting — There were no changes in our internal control over financial reporting during the three months ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     On June 8, 2007, the Company filed a complaint for patent infringement against Comarco, Inc. and Comarco Wireless Technologies, Inc. (“Comarco”) in the United States District Court for the Eastern District of Texas, Case No. 5:07cv84. The Company asserts in the complaint that Comarco’s line of universal power adapters for mobile electronic devices infringe upon the Company’s patented intelligent tip architecture.  Specifically, the Company alleges that Comarco’s products infringe U.S. Patent Nos. 6,976,885 and 7,153,169.  The Company, in its complaint, is seeking to enjoin Comarco from further infringement of the patents as well as compensatory and treble damages and reimbursement of attorneys’ fees and expenses associated with this action. On August 1, 2007, Comarco filed an answer denying the Company’s claims and asserting counterclaims against the Company for breach of contract under a settlement agreement executed between the parties in July 2003 and infringement of Comarco’s U.S. Patent No. 6,172,884. Comarco, in its answer and counterclaim is seeking a declaration that it has not infringed the Company’s patents, a declaration that such patents are invalid and unenforceable, a declaration that the Company has breached the terms of the parties’ settlement agreement, and injunctive relief against the Company from further infringement of Comarco’s patent, as well as compensatory and treble damages and reimbursement of attorneys’ fees and expenses associated with this action.  The parties have each since filed amended complaints, answers and counterclaims asserting substantially similar claims as those set forth in their original filings.
     We are from time to time involved in various legal proceedings other than those set forth above incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on our business, financial condition, results of operations or liquidity.
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I. “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from the disclosure included in our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 6. EXHIBITS
     The Exhibit Index and required Exhibits immediately following the Signatures to this Form 10-Q are filed as part of, or hereby incorporated by reference into, this Form 10-Q.

MOBILITY ELECTRONICS, INC. AND SUBSIDIARIES
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILITY ELECTRONICS, INC.
Dated: May 9, 2008	By:	/s/ Michael D. Heil
Michael D. Heil
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

	By:	/s/ Joan W. Brubacher
Joan W. Brubacher
Executive Vice President and Chief Financial Officer and Authorized Officer of Registrant (Principal Financial Officer)

	By:	/s/ Darryl S. Baker
Darryl S. Baker
Vice President, Chief Accounting Officer and Controller

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1	Certificate of Incorporation of the Company (1)

3.2	Articles of Amendment to the Certificate of Incorporation of the Company dated as of June 17, 1997 (2)

3.3	Articles of Amendment to the Certificate of Incorporation of the Company dated as of September 10, 1997 (1)

3.4	Articles of Amendment to the Certificate of Incorporation of the Company dated as of July 20, 1998 (1)

3.5	Articles of Amendment to the Certificate of Incorporation of the Company dated as of February 3, 2000 (1)

3.6	Articles of Amendment to the Certificate of Incorporation of the Company dated as of March 31, 2000 (2)

3.7	Certificate of Designations, Preferences, Rights and Limitations of Series C Preferred Stock (1)

3.8	Certificate of the Designations, Preferences, Rights and Limitations of Series D Preferred Stock (3)

3.9	Certificate of the Designations, Preferences, Rights and Limitations of Series E Preferred Stock of Mobility Electronics, Inc. (4)

3.10	Certificate of the Designations, Preferences, Rights and Limitations of Series F Preferred Stock of Mobility Electronics, Inc. (4)

3.11	Certificate of Designations, Preferences, Rights and Limitations of Series G Junior Participating Preferred Stock of Mobility Electronics, Inc. (5)

3.12	Amended and Restated Bylaws of the Company (6)

10.1	Mobility Electronics, Inc. 2008 Executive Bonus Program (7)

10.2	Amendment No. 1 to Mobility Electronics, Inc. Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement by and between the Company and Michael D. Heil, dated March 19, 2008. (7)

10.3	Form Mobility Electronics, Inc. Omnibus Long-Term Incentive Plan Restricted Stock Unit Agreement, dated March 19, 2008. (7)

10.4	Amendment No. 1 to $2.5 Million Secured Promissory Note, dated April 11, 2008. (8)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith

**	Furnished herewith

(1)	Previously filed as an exhibit to Registration Statement No. 333-30264 dated February 11, 2000.

(2)	Previously filed as an exhibit to Amendment No. 2 to Registration Statement No. 333-30264 on Form S-1 dated May 4, 2000.

(3)	Previously filed as an exhibit to Amendment No. 1 to Registration Statement No. 333-30264 on Form S-1 dated March 28, 2000.

(4)	Previously filed as an exhibit to Current Report on Form 8-K filed January 14, 2003.

(5)	Previously filed as an exhibit to Current Report on Form 8-K filed June 19, 2003.

(6)	Previously filed as an exhibit to Form 10-Q for the period ended March 31, 2005.

(7)	Previously filed as an exhibit to Current Report on Form 8-K filed March 21, 2008.

(8)	Previously filed as an exhibit to Current Report on Form 8-K filed April 16, 2008.