Form 10-Q
period 2008-06-30
iGo, Inc.
filed 2008-08-08
CIK 1075656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                             to
Commission file number: 0-30907
iGo, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	86-0843914
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

17800 N. Perimeter Dr., Suite 200, Scottsdale, Arizona	85255
(Address of Principal Executive Offices)	(Zip Code)
(480) 596-0061
(Registrant’s telephone number, including area code)
Mobility Electronics, Inc.
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐                NO ☑
At August 6, 2008, there were 31,875,184 shares of the Registrant’s Common Stock, par value $0.01 per share outstanding.

IGO, INC.
FORM 10-Q
 i

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS:
IGO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$21,461	$15,908
Short-term investments	6,129	9,026
Accounts receivable, net	14,015	16,924
Inventories	4,678	7,406
Prepaid expenses and other current assets	248	446

Total current assets	46,531	49,710
Property and equipment, net	1,274	1,553
Intangible assets, net	1,813	1,926
Long-term investments	570	—
Notes receivable and other assets, net	399	961

Total assets	$50,587	$54,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,312	$11,694
Accrued expenses and other current liabilities	2,603	3,680
Deferred revenue	262	936

Total current liabilities	12,177	16,310
Minority interest	384	384

Total liabilities	12,561	16,694

Stockholders’ equity:
Common stock	319	314
Additional paid-in capital	168,873	168,010
Accumulated deficit	(131,391)	(131,091)
Accumulated other comprehensive income	225	223

Total stockholders’ equity	38,026	37,456

Total liabilities and stockholders’ equity	$50,587	$54,150

See accompanying notes to unaudited condensed consolidated financial statements.

IGO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue	$18,553	$19,508	$37,491	$38,371
Cost of revenue	13,149	17,389	26,509	30,846

Gross profit	5,404	2,119	10,982	7,525

Operating expenses:
Sales and marketing	2,247	2,685	4,261	5,442
Research and development	910	1,457	1,703	3,134
General and administrative	2,630	4,744	6,729	8,330

Total operating expenses	5,787	8,886	12,693	16,906

Loss from operations	(383)	(6,767)	(1,711)	(9,381)

Other income (expense):
Interest income, net	210	289	478	556
Gain on disposal of assets and other income, net	107	1,837	261	2,141
Litigation settlement income	—	—	672	—

Loss before minority interest	(66)	(4,641)	(300)	(6,684)
Minority interest	—	(127)	—	(127)

Net loss	$(66)	$(4,768)	$(300)	$(6,811)

Basic and diluted net loss per common share	$(0.00)	$(0.15)	$(0.01)	$(0.22)

Basic and diluted weighted average common shares outstanding	31,772	31,574	31,676	31,657

IGO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(300)	$(6,811)
Adjustments to reconcile net loss to net cash provided by operating activities:
Minority Interest	—	127
Provision for accounts receivable and sales returns and credits	147	188
Depreciation and amortization	790	1,039
Stock compensation expense	1,029	1,524
Gain on disposal of assets, net	—	(1,588)
Changes in operating assets and liabilities:
Accounts receivable	2,762	2,355
Inventories	2,728	6,669
Prepaid expenses and other assets	469	175
Accounts payable	(2,571)	(910)
Accrued expenses and other current liabilities	(1,751)	172

Net cash provided by operating activities	3,303	2,940

Cash flows from investing activities:
Purchase of property and equipment	(107)	(509)
Proceeds from the sale of intangible assets	—	1,850
Purchase of investments	(6,640)	(1,238)
Sale of investments	8,950	6,300

Net cash provided by investing activities	2,203	6,403

Cash flows from financing activities:
Payment of non-current liabilities	—	(25)
Repurchase of common stock	—	(2,147)
Net proceeds from issuance of common stock and exercise of options and warrants	28	206

Net cash provided by financing activities	28	(1,966)

Effects of exchange rate changes on cash and cash equivalents	19	5

Net increase in cash and cash equivalents	5,553	7,382
Cash and cash equivalents, beginning of period	15,908	9,201

Cash and cash equivalents, end of period	$21,461	$16,583

See accompanying notes to unaudited condensed consolidated financial statements.

IGO, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Basis of Presentation
     The accompanying condensed consolidated financial statements include the accounts of iGo, Inc. (formerly known as Mobility Electronics, Inc.) and its wholly-owned subsidiaries, Mobility California, Inc., Mobility Idaho, Inc., Mobility 2001 Limited, Mobility Texas Inc., and iGo Direct Corporation, and as of April 16, 2007, the accounts of Mission Technology Group, Inc. (“Mission Technology Group”), in which Mobility California, Inc. holds a 15% equity interest (collectively, “iGo” or the “Company”). The accounts of Mission Technology Group are consolidated pursuant to Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). Refer to Note 2 for further discussion of FIN 46R. All significant intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.
     The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles, pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying condensed consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2007 included in the Company’s Form 10-K, filed with the SEC. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of results to be expected for the full year or any other period.
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
Recent Accounting Pronouncements
     In April 2008, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which will require the Company to adopt these provisions in the first quarter of fiscal 2009. The Company is currently evaluating the impact of adopting FSP 142-3 on its consolidated financial statements.
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
     In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. The Company adopted SFAS 159 is in the first quarter of fiscal year 2008, and the impact upon adoption was not material to its consolidated financial statements.
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

     The following table summarizes the balance sheet effect of consolidating Mission Technology Group (VIE) as of June 30, 2008:
(Amounts in thousands)

			iGo
	VIE		Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$700		$21,461
Short-term investments	—		6,129
Accounts receivable, net	210	*	14,015
Inventories	730		4,678
Prepaid expenses and other current assets	58		248

Total current assets	1,698		46,531
Property and equipment, net	85		1,274
Intangible assets, net	—		1,813
Long-term investments	—		570
Notes receivable (payable) and other assets	(932)	*	399

Total assets	$851		$50,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$242		$9,312
Accrued expenses and other current liabilities	220	*	2,603
Deferred revenue	—		262

Total current liabilities	462		12,177
Minority interest	384		384

Total liabilities	846		12,561

Stockholders’ equity:	5		38,026

Total liabilities and stockholders’ equity	$851		$50,587

*	Reflects the elimination of intercompany accounts and notes receivable.
(3) Fair Value Measurement
     As of June 30, 2008, the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis are comprised of overnight money market funds and investments in marketable securities.
     The Company invests excess cash from its operating cash accounts in overnight money market funds and reflects these amounts within cash and cash equivalents on the consolidated balance sheet at a net value of 1:1 for each dollar invested.
     At June 30, 2008, investments totaling $6,699,000 are included within short-term and long-term investments on the consolidated balance sheet. These investments are considered available-for-sale securities and are reported at fair value based on third-party broker statements which represents level 2 in the SFAS 157 fair value hierarchy. The unrealized gains and losses on available-for-sale securities, net of taxes, are recorded in accumulated other comprehensive income. Realized gains and losses are included in interest income, net.
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
     The Company generated net proceeds of $2,310,000 and $5,062,000 from the sale of available-for-sale marketable securities during the six months ended June 30, 2008 and 2007, respectively.

     As of June 30, 2008 and December 31, 2007, the amortized cost basis, unrealized holding gains, unrealized holding losses, and aggregate fair value by short-term major security type investments were as follows (amounts in thousands):

	June 30, 2008			December 31, 2007
		Net			Net
		Unrealized			Unrealized
		Holding	Aggregate		Holding
	Amortized	Gains	Fair	Amortized	Gains	Aggregate
	Cost	(Losses)	Value	Cost	(Losses)	Fair Value
U.S. corporate securities:
Commercial paper	$2,168	$(2)	$2,166	$3,821	$1	$3,822
Corporate notes and bonds	3,369	(7)	3,362	2,902	—	2,902

	5,537	(9)	5,528	6,723	1	6,724
U.S. government securities	599	2	601	2,298	4	2,302

	$6,136	$(7)	$6,129	$9,021	$5	$9,026

     As of June 30, 2008 and December 31, 2007, the amortized cost basis, unrealized holding gains, unrealized holding losses, and aggregate fair value by long-term major security type investments were as follows (amounts in thousands):

	June 30, 2008			December 31, 2007
		Net			Net
		Unrealized			Unrealized
		Holding	Aggregate		Holding
	Amortized	Gains	Fair	Amortized	Gains	Aggregate
	Cost	(Losses)	Value	Cost	(Losses)	Fair Value
U.S. corporate notes and bonds	$572	$(2)	$570	$—	$—	$—

(5) Inventories
     Inventories consist of the following at June 30, 2008 and December 31, 2007 (amounts in thousands):

	June 30,	December 31,
	2008	2007
Raw materials	$862	$1,029
Finished goods	3,816	6,377

	$4,678	$7,406

(6) Intangible Assets
     Intangible assets consist of the following at June 30, 2008 and December 31, 2007 (amounts in thousands):

		June 30, 2008			December 31, 2007
	Average	Gross		Net	Gross		Net
	Life	Intangible	Accumulated	Intangible	Intangible	Accumulated	Intangible
	(Years)	Assets	Amortization	Assets	Assets	Amortization	Assets
Amortized intangible assets:
License fees	7	$334	$(309)	$25	$334	$(280)	$54
Patents and trademarks	5	3,659	(2,061)	1,598	3,368	(1,726)	1,642
Trade names	10	429	(239)	190	429	(214)	215
Customer intangibles	5	33	(33)	—	33	(18)	15

Total		$4,455	$(2,642)	$1,813	$4,164	$(2,238)	$1,926

     Aggregate amortization expense for identifiable intangible assets totaled $221,000 and $404,000 for the three and six months ended June 30, 2008. Aggregate amortization expense for identifiable intangible assets totaled $197,000 and $387,000 for the three and six months ended June 30, 2007.

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
     The estimated net realizable value of the note receivable from CradlePoint in connection with this transaction is included in notes receivable and other assets. The net balance of the CradlePoint note receivable was $288,000 as of June 30, 2008 and $683,000 as of December 31, 2007.
(8) Line of Credit
     In July 2006, the Company entered into a $10,000,000 line of credit with a bank, bearing interest at prime or LIBOR plus 2%, interest only payments due monthly, with final payment of interest and principal due on July 27, 2008. In addition, the Company paid a quarterly facility fee of 0.125% on any unused portion of the revolving loan commitment. The line of credit was secured by all assets of the Company. The Company had no outstanding balance against the line of credit at June 30, 2008. The line of credit expired on July 27, 2008 and was not renewed.
(9) Stockholders’ Equity
     Holders of shares of common stock are entitled to one vote per share on all matters submitted to a vote of the Company’s stockholders. There is no right to cumulative voting for the election of directors. Holders of shares of common stock are entitled to receive dividends, if and when declared by the board of directors out of funds legally available therefore, after payment of dividends required to be paid on any outstanding shares of preferred stock. Upon liquidation, holders of shares of common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to the liquidation preferences of any outstanding shares of preferred stock. Holders of shares of common stock have no conversion, redemption or preemptive rights. At June 30, 2008 and December 31, 2007, there were 90,000,000 shares of common stock authorized and 31,874,351 and 31,446,184 issued and outstanding, respectively.
(10) Stock-based Compensation
     Stock-based compensation expense includes compensation expense, recognized over the applicable requisite service periods, for new share-based awards and for share-based awards granted prior to, but not yet vested as of, the Company’s adoption of SFAS 123R on January 1, 2006.
     As of June 30, 2008 there were 381,246 fully-vested outstanding stock options and no non-vested outstanding stock options. Accordingly, there was no unrecognized compensation expense relating to non-vested stock options at June 30, 2008.
     The following table summarizes information regarding restricted stock unit activity under the 2004 Directors Plan, the 2004 Omnibus Plan and a grant made pursuant to Nasdaq Rule 4350(i)(a)(iv) for the six months ended June 30, 2008:

					Nasdaq Rule
	2004 Directors Plan		2004 Omnibus Plan		4350(i)(1)(a)(iv) Grant
		Weighted		Weighted		Weighted
		Average		Average		Average
		Value per		Value per		Value per
	Number	Share	Number	Share	Number	Share
Outstanding, December 31, 2007	194,667	$4.64	1,158,165	$4.88	1,000,000	$2.13
Granted	49,832	$1.27	827,500	$1.30	—	—
Canceled	(32,000)	$6.88	(33,848)	$0.72	—	—
Released to common stock	(53,500)	$1.28	(250,570)	$5.43	(125,000)	$2.96
Released for settlement of taxes	—	—	(124,251)	$5.41	—	—

Outstanding, June 30, 2008	158,999	$3.51	1,576,996	$2.54	875,000	$2.01

     For the three and six months ended June 30, 2008, the Company recorded in general and administrative expense pre-tax charges of $393,000 and $1,029,000, respectively, associated with the expensing of restricted stock unit activity. For the three and six months ended June 30, 2007, the Company recorded in general and administrative expense pre-tax charges of $940,000 and $1,459,000, respectively, associated with the expensing of restricted stock unit activity.
     As of June 30, 2008, there was $5,485,000 of total unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a weighted average period of three years.
     As of June 30, 2008, all outstanding restricted stock units were non-vested.
(11) Net Loss per Share
     The computation of basic and diluted net loss per share follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Basic net loss per share computation:
Numerator:
Net loss	$(66)	$(4,768)	$(300)	(6,811)

Denominator:
Weighted average number of common shares outstanding	31,772	31,574	31,676	31,657

Basic net loss per share:	$(0.00)	$(0.15)	$(0.01)	$(0.22)

Diluted net loss per share computation:
Numerator:
Net loss	$(66)	$(4,768)	$(300)	$(6,811)

Denominator:
Weighted average number of common shares outstanding	31,772	31,574	31,676	31,657
Effect of dilutive stock options, warrants, and restricted stock units	—	—	—	—

	31,772	31,574	31,676	31,657

Diluted net loss per share:	$(0.00)	$(0.15)	$(0.01)	$(0.22)

Stock options not included in dilutive net loss per share since antidilutive	285	354	285	354

Warrants not included in dilutive net loss per share since antidilutive	600	1,195	600	1,195
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

     The following tables summarize the Company’s revenues, operating results and assets by business segment (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
High-Power Group	$11,633	$11,086	$22,754	$24,522
Low-Power Group	5,192	6,533	11,459	10,740
Connectivity Group	1,728	1,889	3,278	3,109

	$18,553	$19,508	$37,491	$38,371

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Operating income (loss):
High-Power Group	$594	$(1,996)	$1,999	$(72)
Low-Power Group	1,302	(253)	2,408	(370)
Connectivity Group	148	227	63	(609)
Corporate	(2,427)	(4,745)	(6,181)	(8,330)

	$(383)	$(6,767)	$(1,711)	$(9,381)

     The Company’s corporate function supports its various business segments and, as a result, the Company attributes the aggregate amount of its general and administrative expense to corporate as opposed to allocating it to individual business segments.

	June 30,	December 31,
	2008	2007
Assets:
High-Power Group	$15,735	$19,035
Low-Power Group	5,302	7,810
Connectivity Group	1,703	2,199
Corporate	27,847	25,106

	$50,587	$54,150

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
     The following tables summarize the Company’s revenues by product line, as well as its revenues by geography and the percentages of revenue by route to market (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
High-power mobile electronic power products	$11,505	$11,034	$22,600	$24,117
Low-power mobile electronic power products	5,167	5,559	10,954	8,943
Expansion and docking products	1,728	1,889	3,278	3,109
Portable keyboard products	25	974	505	1,797
Accessories and other products	128	52	154	405

Total revenues	$18,553	$19,508	$37,491	$38,371

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
North America (principally United States)	$17,966	$16,325	$34,626	$31,491
Europe	285	605	1,441	1,760
Asia Pacific and all other	302	2,578	1,424	5,120

	$18,553	$19,508	$37,491	$38,371

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
OEM and private-label-resellers	51%	56%	50%	60%
Retailers and distributors	45%	39%	45%	34%
Other	4%	5%	5%	6%

	100%	100%	100%	100%

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
     Two customers accounted for 48%, and 35%, respectively, of net sales for the six months ended June 30, 2008. Three customers accounted for 36%, 24%, and 11%, respectively, of net sales for the six months ended June 30, 2007.
     Two customers’ accounts receivable balances accounted for 60% and 33%, respectively, of net accounts receivable at June 30, 2008. Three customers’ accounts receivable balances accounted for 50%, 26% and 11%, respectively, of net accounts receivable at June 30, 2007.
     Allowance for doubtful accounts was $514,000 and $597,000 at June 30, 2008 and December 31, 2007, respectively. Allowance for sales returns and price protection was $176,000 and $474,000 at June 30, 2008 and December 31, 2007, respectively.
     Export sales were approximately 3% and 19% of the Company’s net sales for the six months ended June 30, 2008 and 2007, respectively. The principal international markets served by the Company were Europe and Asia Pacific.
(13) Litigation Settlement
     Certain former officers of iGo Corporation had sought potential indemnification claims against the Company’s wholly-owned subsidiary, iGo Direct Corporation, relating to an SEC matter involving such individuals (but not involving the Company) that related to matters that arose prior to the Company’s acquisition of iGo Corporation in September 2002. The Company initiated litigation against the carrier of iGo Corporation’s directors’ and officers’ liability insurance for coverage of these claims under its insurance policy. During 2006, the Company reached settlement agreements with two of the three former officers of iGo Corporation that were seeking indemnification from the Company and during the quarter ended March 31, 2008, the Company settled its litigation with iGo Corporation’s former insurance carrier, obtaining reimbursement from the insurance carrier in the amount of $1,500,000. Further, in connection with its settlement with the insurance carrier, the Company reached a settlement agreement with the last of the three former officers of iGo Corporation and reimbursed him $828,000 in final settlement of all his indemnification claims. The Company recorded net litigation settlement income of $672,000 during the six months ended June 30, 2008. On July 18, 2008, the SEC announced it had settled its case against each of the three former officers of iGo Corporation.
(14) Contingencies
     At December 31, 2007, the Company had accrued a $325,000 liability for payroll related taxes and potential interest and penalties in connection with the Company’s previously announced voluntary review of historical stock option granting practices and determination that certain grants had intrinsic value on the applicable measurement dates of the stock option grants. The Internal Revenue Service has commenced an audit of employment taxes due in connection with these stock option grants. Based on the progress of the audit, as of June 30, 2008, the Company accrued an additional $275,000, or a total of $600,000, related to this liability.
     The Company procures its products primarily from supply sources based in Asia. Typically, the Company places purchase orders for completed products and takes ownership of the finished inventory upon completion and delivery from its supplier. Occasionally, the Company presents its suppliers with ‘Letters of Authorization’ for the suppliers to procure long-lead raw components to be used in the manufacture of the Company’s products. These Letters of Authorization indicate the Company’s commitment to utilize the long-lead raw components in production. As of June 30, 2007, based on a change in strategic direction, the Company determined it would not procure certain products for which it had outstanding Letters of Authorization with suppliers. The Company believes it is probable that it will be required to pay suppliers for certain Letter of Authorization commitments. At March 31, 2008, the Company had estimated and accrued a liability for this contingency in the amount of $519,000. During the three months ended June 30, 2008, the Company partially resolved claims with some of its suppliers through payments totaling $172,000. Accordingly, the remaining balance of this contingent liability was $347,000 at June 30, 2008.
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
     This report contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “expect,” “anticipate,” “estimate” and other similar statements of expectations identify forward-looking statements. Forward-looking statements in this report include, without limitation, expectations regarding our anticipated financial performance for the third quarter of 2008 and fiscal 2008, including gross margins and operating expenses; beliefs regarding major catalysts that will drive our future growth and profitability, including continued penetration of the wireless carrier market for our low-power products, continued growth in sales of our high-power products and continued enhancements and growth of direct online sales through www.igo.com and retail partner web sites, as well as a strong new product pipeline, an emphasis on development marketing of environmentally friendly products and improvements in operational execution; the expectation that the operating results of Mission Technology Group in 2008 will approximate its 2007 operating results; the expectation that we will not record any income tax expense in 2008; the expected availability of cash and liquidity; expected market and industry trends; beliefs relating to our distribution capabilities and brand identity; expectations regarding the success of new product introductions; the anticipated strength, and ability to protect, our intellectual property portfolio; and our expectations regarding the outcome and anticipated impact of various legal proceedings in which we are involved. These forward-looking statements are based largely on our management’s expectations and involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include those set forth in other reports that we file with the SEC. Additional factors that could cause actual results to differ materially from those expressed in these forward-looking statements include, among others, the following:
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
     iGo® is a trademark or registered trademark of iGo, Inc. or its subsidiaries in the United States and other countries. Other names and brands may be claimed as the property of others.
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
     Sales to OEMs and private-label resellers accounted for approximately 50% of revenue for the six months ended June 30, 2008 and approximately 60% of revenue for the six months ended June 30, 2007. Sales through retailers and distributors accounted for approximately 45% of revenue for the six months ended June 30, 2008 and approximately 34% of revenue for the six months ended June 30, 2007. The balance of our revenue during these periods was derived from direct sales to end-users. In the future, we expect that we will be dependent upon a relatively small number of customers for a significant portion of our revenue, including most notably RadioShack and Targus. We intend to develop relationships with a broader set of retailers and wireless carriers to expand the market availability of our iGo branded products. We expect that these relationships will allow us to diversify our customer base, add stability and decrease our traditional reliance upon a limited number of OEMs and private label resellers. We also expect that these relationships will significantly increase the availability and exposure of our products, particularly among large national and international retailers and wireless carriers.
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
     High-Power Group. Our High-Power Group is focused on the development, marketing and sales of power products and accessories for mobile electronic devices with high power requirements, which consist primarily of portable computers. These devices also allow users to simultaneously charge one or more low-power mobile electronic devices with our optional iGo dualpower and power splitter accessories. We sell these products to OEMs, private-label resellers, distributors, resellers and retailers. We supplied OEM-specific, high-power adapter products to Dell through the first quarter of 2007 and we supplied Lenovo through the first quarter of 2008. We have entered into a strategic reseller agreement with Targus to market and distribute high-power adapter products on a private-label basis. We also sell our iGo branded products directly to retailers such as RadioShack and through distributors such as Ingram Micro. High-Power Group revenue accounted for approximately 61% of revenue for the six months ended June 30, 2008 and approximately 63% of revenue for the six months ended June 30, 2007.

     Low-Power Group. In April 2005, we formed the Low-Power Group, which is focused on the development, marketing and sales of power products for low-power mobile electronic devices, such as mobile phones, smartphones, PDAs, MP3 players and portable gaming consoles. These products include cigarette lighter adapters, mobile AC adapters, low-power universal AC/DC adapters, and low-power universal battery products. Each of these power devices are designed to incorporate our patented tip technology. The combination AC/DC adapter also allows users to simultaneously charge a second device with our optional iGo dualpower or iGo power splitter accessories. We sell these products to distributors, resellers and retailers. Low-power product revenue accounted for approximately 31% of revenue for the six months ended June 30, 2008 and 28% of revenue for the six months ended June 30, 2007.
     During 2007, the market for foldable keyboards decreased significantly and we made the decision to discontinue the production and marketing of foldable keyboard products and we intend to sell the remaining inventory of these products in the ordinary course of business. Accordingly, revenue from this product line has decreased significantly in 2008. We account for our foldable keyboard business as part of our Low-Power Group. Sales of these foldable keyboard products represented approximately 1% of our total revenue for the six months ended June 30, 2008 and 5% of our total revenue for the six months ended June 30, 2007.
     Connectivity Group. Our Connectivity Group was historically focused on the development, marketing and sales of connectivity and expansion and docking products. Our early focus was on the development of remote peripheral component interface, or PCI, bus technology and products based on proprietary Split Bridge® technology. We invested heavily in Split Bridge technology and while we had some success with Split Bridge in the corporate portable computer market with sales of universal docking stations, it became clear in early 2002 that this would not be the substantial opportunity we originally envisioned. In May 2005, we sold substantially all of our intellectual property relating to Split Bridge technology which resulted in a gain on the sale of these assets of $11.6 million.
Recent Developments
     In the fourth quarter of 2007, due to a decline in the market for foldable keyboards, we made the decision to discontinue production and marketing of our foldable keyboard product line and we intend to sell the remaining inventory of these products in the ordinary course of business. Accordingly, we revenue from this product line has decreased significantly in 2008. We are currently engaged in seeking one or more purchasers for a portfolio of patents and patents pending associated with this product line.
     In July 2007, we terminated the sales representative and distribution agreements that we had previously entered into with Motorola, Inc. in March 2005. As a result of the termination of these agreements, Motorola has forgone its right to receive a 24.5% share of the net profit generated from our sale of power products for low-power mobile electronic devices.
     In the first quarter of 2007 we sold, or entered into agreements to sell, substantially all of the assets of our handheld connectivity and expansion and docking businesses, all of which we included in our Connectivity Group, in three separate transactions.
     The first transaction, which was completed in February 2007, involved the sale of substantially all of the assets of our handheld connectivity business, which consisted primarily of inventory, to CradlePoint for $1.8 million plus potential additional consideration based on future performance. At the closing, we received $50,000 in cash and a promissory note for $1.5 million, bearing interest at the rate of 6% annually, to be paid within two years as CradlePoint sells the inventory acquired in the transaction. We received a cash payment of $250,000 in August 2007. We will also receive (1) 5% of CradlePoint’s revenues for five years, with a minimum payment of $300,000 due within three years, and (2) 100% of the first $200,000, and 50% thereafter, of any sales beyond the first $1.8 million of inventory purchased by CradlePoint at the closing. To date, CradlePoint has consistently made payments in accordance with the terms of the promissory note.
     The second and third transactions involved the sale of substantially all of the assets of our expansion and docking business. The agreements for these transactions were executed in February 2007 and the transactions were completed in April 2007. In one transaction, we sold a portfolio of patents and patents pending relating to our PCI expansion and docking technology to A.H. Cresant Group LLC. In the other transaction, we sold substantially all of the assets related to our expansion and docking business to Mission Technology Group, an entity that is owned by Randy Jones, our former Senior Vice President and General Manager, Connectivity. As a result of these two transactions, the Company received total net proceeds of approximately $4.8 million consisting of $925,000 in cash and two promissory notes totaling approximately $3.9 million. At the closing, we also received a 15% fully-diluted equity interest in Mission Technology Group. Given the related party nature of this transaction, we retained an independent, third party financial advisor to assist us. In determining the sales price for these assets and liabilities, we evaluated past performance and expected future performance, and received an opinion from our financial advisor that the consideration to be received was fair from a financial point of view. Our Board of Directors approved these transactions following a separate review and recommended approval of the Mission Technology Group transaction by our Audit Committee. We include the assets, liabilities and operating results of Mission Technology Group in our consolidated financial statements pursuant to FIN 46R. Connectivity Group revenue accounted for approximately 9% of revenue for the six months ended June 30, 2008 and June 30, 2007, respectively. The operating results of Mission Technology Group are included in the results of the Connectivity Group and constituted approximately 92% of the operating income of this group for the six months ended June 30, 2008.

Critical Accounting Policies and Estimates
     There were no changes in our critical accounting policies from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2007 during the six months ended June 30, 2008.
Results of Operations
     The following table presents certain selected consolidated financial data for the periods indicated expressed as a percentage of total revenue:

	June 30,		June 30,
	2008	2007	2008	2007
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	70.9%	89.1%	70.7%	80.4%

Gross profit	29.1%	10.9%	29.3%	19.6%

Operating expenses:
Sales and marketing	12.1%	13.8%	11.4%	14.2%
Research and development	4.9%	7.5%	4.5%	8.2%
General and administrative	14.2%	24.3%	18.0%	21.7%

Total operating expenses	31.2%	45.6%	33.9%	44.1%

Loss from operations	(2.1%)	(34.7%)	(4.6%)	(24.5%)

Other income (expense):
Interest, net	1.1%	1.5%	1.3%	1.4%
Other, net	0.6%	9.4%	0.7%	5.6%
Litigation settlement income	0.0%	0.0%	1.8%	0.0%
Minority interest	0.0%	(0.7%)	0.0%	(0.3%)

Net loss	(0.4%)	(24.5%)	(0.8%)	(17.8%)

Comparison of Three Months Ended June 30, 2008 and 2007
     Revenue. Revenue generally consists of sales of products, net of returns and allowances. To date, our revenues have come predominantly from sales of power adapters, handheld products, expansion and docking products, and accessories. The following table summarizes the year-over-year comparison of our revenue for the periods indicated (amounts in thousands):

	Three Months	Three Months	Increase/(decrease)	Percentage change
	Ended	Ended	from same period	from the same period
	June 30, 2008	June 30, 2007	in the prior year	in the prior year
High-Power Group	$11,633	$11,086	$547	4.9%
Low-Power Group	5,192	6,533	(1,341)	(20.5)%
Connectivity Group	1,728	1,889	(161)	(8.5)%

Total Revenue	$18,553	$19,508	$(955)	(4.9)%
     High-Power Group. The increase in High-Power Group revenue was primarily due to increases in sales to private-label resellers and retailers of iGo branded products. Specifically, revenue from sales to Targus increased by $1.5 million, or 22.2% to $8.5 million for the three months ended June 30, 2008 as compared to $6.9 million for the three months ended June 30, 2007. In addition, revenue from direct sales of iGo branded high-power products to retailers and distributors increased by

$1.4 million, or 103.5%, to $2.8 million during the three months ended June 30, 2008 as compared to $1.3 million during the three months ended June 30, 2007. These increases were partially offset by decreased revenue from sales to OEM’s. Overall sales of OEM-specific, high-power products decreased by $2.5 million, or 98.2%, to $43,000 during the three months ended June 30, 2008 as compared to $2.5 million during the three months ended June 30, 2007 primarily as the result of the termination of our relationships with Dell in 2007 and Lenovo in the first quarter of 2008. Specifically, sales to Dell decreased by $399,000 to $0 for the three months ended June 30, 2008, from $399,000 for the three months ended June 30, 2007. We do not expect to receive additional orders for our power products from Dell, as Dell has selected a different sourcing solution. Sales to Lenovo decreased by $2.1 million, to $16,000 for the three months ended June 30, 2008 from $2.1 million for the three months ended June 30, 2007. We have been notified by Lenovo that they have also selected a different sourcing solution for their combination AD/DC power adapter. Accordingly, we do not anticipate additional orders for our power products from Lenovo. We do not anticipate significant future revenue from sales to OEM’s.
     Low-Power Group. The decrease in Low-Power Group revenue was primarily due to our decision to discontinue the production and marketing of foldable keyboard products during the fourth quarter of 2007. Revenue from sales of foldable keyboard products, decreased by approximately $949,000, or 97.4% to $25,000 for the three months ended June 30, 2008 compared to $974,000 for the three months ended June 30, 2007. Also, Low-Power Group revenue decreased as a result of a decline in revenue from sales of low-power products to RadioShack, which decreased by approximately $395,000, or 8.7% to $4.1 million for the three months ended June 30, 2008 compared to $4.5 million for the three months ended June 30, 2007. Revenue from sales of low-power products to other customers increased by approximately $21,000 or 1.8% to $1.1 million for the three months ended June 30, 2008 compared to $1.1 million for the three months ended June 30, 2007. We expect Low-Power Group revenue to increase during the remainder of 2008 as a result of anticipated further gains in market penetration of our iGo branded products into mobile wireless carriers, distributors and retailers largely as a result of our continuing sales efforts and increased consumer awareness of our products and technology.
     Connectivity Group. Connectivity Group revenue consisted of approximately $1.7 million in Mission Technology Group’s sales of docking and expansion products for the three months ended June 30, 2008. Compared to the three months ended June 30, 2007, expansion and docking revenue decreased by approximately $200,000.
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

	Three Months	Three Months	Increase/(decrease)	Percentage change from
	Ended	Ended	from same period in	the same period in the
	June 30, 2008	June 30, 2007	the prior year	prior year
Cost of revenue	$13,149	$17,389	$(4,240)	(24.4)%
Gross profit	$5,404	$2,119	$3,285	155.0%
Gross margin	29.1%	10.9%	18.2%	167.0%
     The increase in gross profit was primarily due to a decrease in indirect product overhead expenses of $4.5 million, or 76.2%, to $1.4 million, or 7.5% of revenue, during the three months ended June 30, 2008 as compared to $5.9 million, or 30.0% of revenue, during the three months ended June 30, 2007. The decrease in indirect product overhead costs was due primarily to a decrease in inventory write-downs of $4.5 million. Furthermore, direct margin, which excludes labor and overhead costs, from sales of high-power products decreased to 27.4% for the three months ended June 30, 2008 compared to 37.6% for the three months ended June 30, 2007 due primarily to increasing pricing pressure from private-label resellers in the high-power retail channel. As a result of these factors, cost of revenue as a percentage of revenue decreased to 70.9% for the three months ended June 30, 2008 from 89.1% for the three months ended June 30, 2007.

     Sales and marketing. Sales and marketing expenses generally consist of salaries, commissions and other personnel-related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. The following table summarizes the year-over-year comparison of our sales and marketing expenses for the periods indicated (amounts in thousands):

	Three Months	Three Months	Decrease	Percentage change
	Ended	Ended	from same period	from the same period
	June 30, 2008	June 30, 2007	in the prior year	in the prior year
Sales and marketing	$2,247	$2,685	$(438)	(16.3)%
     The decrease in sales and marketing expenses primarily resulted from reduced investment in nationwide newspaper and radio advertising campaigns in the United States. Specifically, advertising expense decreased by $255,000 and personnel-related expense decreased by $327,000 for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 due primarily to the organizational restructuring that occurred in July 2007. These decreases were partially offset by an increase of $130,000 in general marketing programs for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. As a percentage of revenue, sales and marketing expenses decreased to 12.1% for the three months ended June 30, 2008 from 13.8% for the three months ended June 30, 2007.
     Research and development. Research and development expenses consist primarily of salaries and personnel-related costs, outside consulting, lab costs and travel-related costs of our product development group. The following table summarizes the year-over-year comparison of our research and development expenses for the periods indicated (amounts in thousands):

	Three Months	Three Months	Decrease from	Percentage change from
	Ended	Ended	same period	the same period in the
	June 30, 2008	June 30, 2007	in the prior year	prior year
Research and development	$910	$1,457	$(547)	(37.5)%
     The decrease in research and development expenses primarily resulted from reduced investment in the development of handheld hardware and docking and expansion products in connection with our disposition of those product lines, combined with the impact of an organizational restructuring that occurred in July 2007. As a percentage of revenue, research and development expenses decreased to 4.9% for the three months ended June 30, 2008 from 7.5% for the three months ended June 30, 2007.
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

	Three Months	Three Months	Decrease	Percentage change
	Ended	Ended	from same period	from the same period
	June 30, 2008	June 30, 2007	in the prior year	in the prior year
General and administrative	$2,630	$4,744	$(2,114)	(44.6)%
     The decrease in general and administrative expenses primarily resulted from decreases of $615,000 in separation expense incurred in connection with the retirement of our former chief executive officer, $325,000 in estimated tax liability for payroll related taxes and potential interest and penalties in connection with our previously announced voluntary review of historical stock option granting practices and determination that certain grants had intrinsic value on the applicable measurement dates of the stock option grants and $118,000 incurred in connection with the closure of an Asian purchasing office during the three months ended June 30, 2007. Furthermore, equity compensation expense decreased $547,000 for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, due primarily to the organizational restructuring that occurred in July 2007 and the resignation of a board member that occurred in May 2008. Also, rent, depreciation and outside professional fees decreased by $330,000 for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. General and administrative expenses as a percentage of revenue decreased to 14.2% for the three months ended June 30, 2008 from 24.3% for the three months ended June 30, 2007.
     Interest income, net. Although cash and investments have increased to $28.2 million at June 30, 2008 compared to $24.9 million at December 31, 2007, net interest income decreased $79,000 for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 due to generally decreasing interest and investment rates of return during the three months ended June 30, 2008.

     Gain on disposal of assets and other income, net. Gain on disposal of assets and other income, net was $107,000 for the three months ended June 30, 2008 and $1.8 million for the three months ended June 30, 2007. During the three months ended June 30, 2007, we recorded a gain on the sale of intellectual property assets, net of loss on the disposal of related license assets in the amount of $1.6 million. Also included in other income for the three months ended June 30, 2008 and June 30, 2007 was $105,000 of gain realized upon collection of notes receivable in excess of book value relating to the sale of handheld software assets that occurred in 2004.
     Minority interest. Minority interest represents the portion of our net earnings which is attributable to the collective ownership interests of minority investors. As previously discussed, we have included the operating results of Mission Technology Group, in which we maintain a 15% equity interest, in our consolidated financial statements. Minority interest represents the 85% share in the net earnings of Mission Technology Group held by other owners. We recorded no minority interest for the three months ended June 30, 2008, as Mission Technology Group has reported near break-even results for the six months ended June 30, 2008. We recorded no minority interest for the three months ended June 30, 2007 as Mission Technology Group was formed in April 2007.
     Income taxes. No provision for income taxes was required for the three months ended June 30, 2008 and 2007. Based on historical operating losses and projections for future taxable income, it is more likely than not that we will not fully realize the benefits of the net operating loss carryforwards. We have not, therefore, recorded a tax benefit from our net operating loss carryforwards for either of the three months ended June 30, 2008 or June 30, 2007.
Comparison of Six Months Ended June 30, 2008 and 2007
     Revenue. Revenue generally consists of sales of products, net of returns and allowances. To date, our revenues have come predominantly from sales of power adapters, handheld products, expansion and docking products, and accessories. The following table summarizes the year-over-year comparison of our revenue for the periods indicated (amounts in thousands):

	Six Months	Six Months	Increase/(decrease)	Percentage change
	Ended	Ended	from same period	from the same period
	June 30, 2008	June 30, 2007	in the prior year	in the prior year
High-Power Group	$22,754	$24,522	$(1,768)	(7.2)%
Low-Power Group	11,459	10,740	719	6.7%
Connectivity Group	3,278	3,109	169	5.4%

Total Revenue	$37,491	$38,371	$(880)	(2.3)%
     High-Power Group. The decrease in High-Power Group revenue was primarily due to a decrease in sales to OEMs. Overall sales of OEM-specific, high-power products decreased by $6.6 million, or 85.7%, to $1.1 million during the six months ended June 30, 2008 as compared to $7.7 million during the six months ended June 30, 2007. Specifically, sales to Dell decreased by $3.2 million to $3,000 for the six months ended June 30, 2008, from $3.2 million for the six months ended June 30, 2007. We do not expect to receive additional orders for our power products from Dell, as Dell has selected a different sourcing solution. Sales to Lenovo decreased by $3.2 million, to $949,000 for the six months ended June 30, 2008 from $4.2 million for the six months ended June 30, 2007. We have been notified by Lenovo that they have also selected a different sourcing solution for their combination AD/DC power adapter. Accordingly, we do not anticipate additional orders for our power products from Lenovo. The decrease in revenue resulting from the loss of sales to Dell and Lenovo was partially offset by increases in revenue from sales to Targus and RadioShack. Revenue from sales to Targus increased by $2.6 million, or 19.8% to $16.0 million for the six months ended June 30, 2008 compared to $13.3 million for the six months ended June 30, 2007. Revenue from sales of high power products to RadioShack increased by $2.1 million, or 149.9% to $3.5 million for the six months ended June 30, 2008 compared to $1.4 million for the six months ended June 30, 2007.
     Low-Power Group. The increase in Low-Power Group revenue was primarily due to sales growth of our family of low-power products as a result of what we believe to be increased consumer awareness and further market penetration of our products and technology. The increase was primarily attributable to revenue from sales of low-power products to RadioShack, which increased by approximately $1.2 million, or 17.1% to $8.5 million for the six months ended June 30, 2008 compared to $7.3 million for the six months ended June 30, 2007. Revenue from sales of low-power products to other customers increased by approximately $912,000 or 53.7% to $2.6 million for the six months ended June 30, 2008 compared to $1.7 million for the six months ended June 30, 2007. Revenue from sales of foldable keyboard products, a product line that was acquired in May 2006, decreased by approximately $1.6 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. In the fourth quarter of 2007, we made the decision to discontinue the production and marketing of our foldable keyboard products. We intend to sell the remaining inventory of our foldable keyboard products in the ordinary course of business. Nevertheless, we expect Low-Power Group revenue to continue to increase during the remainder of 2008 as a result of anticipated further gains in market penetration of our iGo branded products into mobile wireless carriers, distributors and retailers largely through our own sales efforts.
     Connectivity Group. Connectivity Group revenue consisted of approximately $3.3 million in Mission Technology Group’s sales of docking and expansion products for the six months ended June 30, 2008. Compared to the six months ended June 30, 2007, expansion and docking revenue increased by $169,000. Revenue from sales of handheld hardware products were $2,000 during the six months ended June 30, 2008, compared to $204,000 during the six months ended June 30, 2007.
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

	Six Months	Six Months	Increase/(decrease)	Percentage change from
	Ended	Ended	from same period in	the same period in the
	June 30, 2008	June 30, 2007	the prior year	prior year
Cost of revenue	$26,509	$30,846	$(4,337)	(14.1)%
Gross profit	$10,982	$7,525	$3,457	45.9%
Gross margin	29.3%	19.6%	9.7%	49.5%
     The increase in gross profit was primarily due to a decrease in indirect product overhead expenses of $6.2 million, or 74.8%, to $2.1 million, or 5.5% of revenue, during the six months ended June 30, 2008 as compared to $8.2 million, or 21.5% of revenue, during the six months ended June 30, 2007. The decrease in indirect product overhead costs was due primarily to a decrease in inventory write-downs of $4.5 million. Furthermore, direct margin, which excludes labor and overhead costs, from sales of high-power products decreased to 29.4% for the six months ended June 30, 2008 compared to 37.5% for the six months ended June 30, 2007 due primarily to increasing pricing pressure from private-label resellers in the high-power retail channel. As a result of these factors, cost of revenue as a percentage of revenue decreased to 70.7% for the six months ended June 30, 2008 from 80.4% for the six months ended June 30, 2007.
     Sales and marketing. Sales and marketing expenses generally consist of salaries, commissions and other personnel-related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. The following table summarizes the year-over-year comparison of our sales and marketing expenses for the periods indicated (amounts in thousands):

	Six Months	Six Months	Decrease	Percentage change
	Ended	Ended	from same period	from the same period
	June 30, 2008	June 30, 2007	in the prior year	in the prior year
Sales and marketing	$4,261	$5,442	$(1,181)	(21.7)%
     The decrease in sales and marketing expenses primarily resulted from reduced investment in nationwide newspaper and radio advertising campaigns in the United States. Specifically, advertising expense decreased by $668,000 for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 and personnel-related expense decreased by $847,000 for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 due primarily to the organizational restructuring that occurred in July 2007. These decreases were partially offset by an increase of $330,000 in general marketing programs for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. As a percentage of revenue, sales and marketing expenses decreased to 11.4% for the six months ended June 30, 2008 from 14.2% for the six months ended June 30, 2007.
     Research and development. Research and development expenses consist primarily of salaries and personnel-related costs, outside consulting, lab costs and travel-related costs of our product development group. The following table summarizes the year-over-year comparison of our research and development expenses for the periods indicated (amounts in thousands):

	Six Months	Six Months	Decrease from	Percentage change from
	Ended	Ended	same period	the same period in the
	June 30, 2008	June 30, 2007	in the prior year	prior year
Research and development	$1,703	$3,134	$(1,431)	(45.7)%

     The decrease in research and development expenses primarily resulted from reduced investment in the development of handheld hardware and docking and expansion products in connection with our disposition of those product lines, combined with the impact of an organizational restructuring that occurred in July 2007. As a percentage of revenue, research and development expenses decreased to 4.5% for the six months ended June 30, 2008 from 8.2% for the six months ended June 30, 2007.
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

	Six Months	Six Months	Decrease	Percentage change
	Ended	Ended	from same period	from the same period
	June 30, 2008	June 30, 2007	in the prior year	in the prior year
General and administrative	$6,729	$8,330	$(1,601)	(19.2)%
     The decrease in general and administrative expenses primarily resulted from decreases of $614,000 in separation expense incurred in connection with the retirement of our former chief executive officer and $495,000 in equity compensation expense for the six months ended June 30, 2007, due primarily to the organizational restructuring that occurred in July 2007 and the resignation of a board member that occurred in May 2008. Also, rent, depreciation and outside professional fees decreased by $461,000 for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. General and administrative expenses as a percentage of revenue decreased to 18.0% for the six months ended June 30, 2008 from 21.7% for the six months ended June 30, 2007.
     Interest income, net. Although cash and investments have increased to $28.2 million at June 30, 2008 compared to $24.9 million at December 31, 2007, net interest income decreased $78,000 for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 due to generally decreasing interest and investment rates of return during the six months ended June 30, 2008.
     Gain on disposal of assets and other income, net. Gain on disposal of assets and other income, net was $261,000 for the six months ended June 30, 2008 and $2.1 million for the six months ended June 30, 2007. During the six months ended June 30, 2007, we recorded a gain on the sale of intellectual property assets, net of loss on the disposal of related license assets in the amount of $1.6 million. Other income during the six months ended June 30, 2008 consisted primarily of a gain of $104,000 realized upon collection of notes receivable in excess of book value relating to the sale of handheld software assets that occurred in 2004.
     Litigation settlement income. Certain former officers of iGo Corporation had sought potential indemnification claims against our wholly-owned subsidiary, iGo Direct Corporation, relating to an SEC matter involving such individuals (but not involving us) that related to matters that arose prior to our acquisition of iGo Corporation in September 2002. We initiated litigation against the carrier of iGo Corporation’s directors’ and officers’ liability insurance for coverage of these claims under its insurance policy. During 2006, we reached settlement agreements with two of the three former officers of iGo Corporation that were seeking indemnification from us and during the quarter ended March 31, 2008, we settled our litigation with iGo Corporation’s former insurance carrier, obtaining reimbursement from the insurance carrier in the amount of $1,500,000. Further, in connection with our settlement with the insurance carrier, we reached a settlement agreement with the last of the three former officers of iGo Corporation and reimbursed him $828,000 in final settlement of all his indemnification claims. We recorded net litigation settlement income of $672,000 during the six months ended June 30, 2008. On July 18, 2008, the SEC announced it had settled its case against each of the three former officers of iGo Corporation.
     Minority interest. Minority interest represents the portion of our net earnings which is attributable to the collective ownership interests of minority investors. As previously discussed, we have included the operating results of Mission Technology Group, in which we maintain a 15% equity interest, in our consolidated financial statements. Minority interest represents the 85% share in the net earnings of Mission Technology Group held by other owners. We recorded no minority interest for the six months ended June 30, 2008, as Mission Technology Group has reported near break-even results for the six months ended June 30, 2008. We recorded minority interest of $127,000 for the six months ended June 30, 2007.
     Income taxes. No provision for income taxes was required for the six months ended June 30, 2008 and 2007. Based on historical operating losses and projections for future taxable income, it is more likely than not that we will not fully realize the benefits of the net operating loss carryforwards. We have not, therefore, recorded a tax benefit from our net operating loss carryforwards for either of the six months ended June 30, 2008 or June 30, 2007.
Operating Outlook
        From a long-term perspective, we believe there are a number of major catalysts that will drive future growth and profitability:
•	Continued growth in sales of power products for high-power mobile electronic devices driven by further growth in private label reseller accounts and expanded international distribution;

•	Continued penetration of both the domestic and international wireless carrier, dealer/agent, retail and distributor markets for our low-power products;

•	Continued investment in enhancements to grow direct online sales through igo.com and retail partner web sites;

•	A strong new product pipeline that will provide consumers with innovative power products offering a broad range of features and price points;

•	An emphasis on development and marketing of products that are environmentally friendly; and

•	Improvements in operational execution.
          We expect gross margin to decrease slightly during the second half of 2008 from the 29.3% gross margin recorded for the six months ended June 30, 2008, as we expect increased downward margin pressure on our high-power products.
          We expect operating expenses related to our power businesses to remain consistent during the second half of 2008 compared to the six months ended June 30, 2008, as we expect reduced general and administrative expenses, offset by increased spending in sales and marketing and research and development.
          We expect the operating results of Mission Technology Group, which are included in our Connectivity Business Segment, in 2008 will approximate the 2007 operating results.
          We do not expect to record any income tax expense in 2008. We anticipate reversing the previously recorded valuation allowance when we no longer have cumulative losses in recent years, coupled with a forecast of continued profitability. Subsequent to the reversal of the deferred tax asset valuation allowance, we will recognize non-cash income tax expense as we utilize our net operating loss carry-forwards.
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

Liquidity and Capital Resources
     The following table sets forth for the period presented certain consolidated cash flow information (amounts in thousands):

	Six Months Ended June 30,
	2008	2007
Net cash provided by operating activities	$3,303	$2,940
Net cash provided by investing activities	2,203	6,403
Net cash provided by financing activities	28	(1,966)
Foreign currency exchange impact on cash flow	19	5

Increase in cash and cash equivalents	$5,553	$7,382

Cash and cash equivalents at beginning of period	$15,908	$9,201

Cash and cash equivalents at end of period	$21,461	$16,583

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
•	Net cash provided by operating activities. Cash was provided by operating activities for the six months ended June 30, 2008 primarily as a result of collections of accounts receivable and sales of inventory, partially offset by use of cash to pay suppliers. Later in 2008, we expect operating activities and changes in working capital to have a relatively neutral effect on cash flows. Our consolidated cash flow operating metrics are as follows:

	June 30,
	2008	2007
Days outstanding in ending accounts receivable (“DSOs”)	68	86
Inventory turns	11	11
The decrease in DSOs at June 30, 2008 compared to June 30, 2007, was primarily due to the reductions in accounts receivable from Dell and Lenovo due to the loss of those accounts, combined with the faster timing of payments received from our large private-label reseller customer, Targus. We expect DSOs will remain consistent for the balance of 2008 as a result of anticipated timing of cash receipts from our customers. The decrease in inventory turns was primarily due to excess and obsolete inventory charges recorded during 2007 relating to our connectivity, low-power and keyboard inventories. We expect to manage inventory growth during 2008 and we expect inventory turns to remain consistent for the balance of 2008.
•	Net cash provided by investing activities. For the six months ended June 30, 2008, net cash was provided by investing activities as we generated proceeds from the sale of investments of $2.2 million. We anticipate future investment in capital equipment, primarily for tooling equipment to be used in the production of new products.

•	Net cash provided by financing activities. Net cash provided by financing activities for the six months ended June 30, 2008 was primarily from net proceeds from the exercises of stock options and warrants. Although we expect to generate cash flows from operations sufficient to support our operations, we may issue additional shares of stock in the future to generate cash for growth opportunities.
     As of June 30, 2008, we had approximately $114 million of federal, foreign and state net operating loss carry-forwards which expire at various dates. We anticipate that the sale of common stock in our initial public offering and in subsequent private offerings, as well as the issuance of our common stock for acquisitions, coupled with prior sales of common stock will cause an annual limitation on the use of our net operating loss carry-forwards pursuant to the change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended. This limitation is expected to have a material effect on the timing of our ability to use the net operating loss carry-forwards in the future. Additionally, our ability to use the net operating loss carry-forwards is dependent upon our level of future profitability, which cannot be determined.

     Financing Facilities. In July 2008, the line of credit we had entered into in July 2006 expired and we elected to not renew this credit facility due to our current cash and investment position. In the future, debt financing may not be available to us in amounts or on terms that are acceptable to us.
     Contractual Obligations. In our day-to-day business activities, we incur certain commitments to make future payments under contracts such as operating leases and purchase orders. Maturities under these contracts are set forth in the following table as of June 30, 2008 (amounts in thousands):

	Payment due by period
	2008	2009	2010	2011	2012	More than 5 years
Operating lease obligations	$303	$51	$8	$6	$—	$—

Inventory purchase obligations	14,461	—	—	—	—	—

Other long-term obligations	—	—	—	—	—	—

Totals	$14,764	$51	$8	$6	$—	$—

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
     Liquidity Outlook. Based on our projections, we believe that our existing cash, cash equivalents, investments and our cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to obtain debt financing or sell additional equity securities. The sale of additional equity securities would result in more dilution to our stockholders. In addition, additional capital resources may not be available to us in amounts or on terms that are acceptable to us.
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
     See “Liquidity and Capital Resources” for further discussion of our financing facilities and capital structure. Market risk, calculated as the potential change in fair value of our cash and cash equivalents and investments resulting from a hypothetical 1.0% (100 basis point) change in interest rates, was not material at June 30, 2008.
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures — We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating our controls and procedures. As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and concluded that the disclosure controls and procedures were effective and designed to ensure that material information relating to us and our consolidated subsidiaries which is required to be included in our periodic Securities and Exchange Commission filings would be made known to them by others within those entities.
     Changes in Internal Control Over Financial Reporting — There were no changes in our internal control over financial reporting during the three months ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On June 8, 2007, the Company filed a complaint for patent infringement against Comarco, Inc. and Comarco Wireless Technologies, Inc. (“Comarco”) in the United States District Court for the Eastern District of Texas, Case No. 5:07cv84. On July 1, 2008, the court in Texas accepted a joint motion filed by the parties to transfer this case to the United States District Court for the District of Arizona. As a result, this case is now before the United States District Court for the District of Arizona, Case No. CV 08-1224. In connection with this motion, the parties entered into a joint stipulation in which they agreed to jointly move to seek a six-month stay of this lawsuit, until January 5, 2009, so that the parties may pursue a mutually acceptable resolution. The Arizona court has not yet ruled on this motion. With respect to the merits of this case, the Company asserts in the complaint that Comarco’s line of universal power adapters for mobile electronic devices infringe upon the Company’s patented intelligent tip architecture. Specifically, the Company alleges that Comarco’s products infringe U.S. Patent Nos. 6,976,885 and 7,153,169. The Company, in its complaint, is seeking to enjoin Comarco from further infringement of the patents as well as compensatory and treble damages and reimbursement of attorneys’ fees and expenses associated with this action. Comarco has filed an answer denying the Company’s claims and asserting counterclaims against the Company for breach of contract under a settlement agreement executed between the parties in July 2003 and infringement of Comarco’s U.S. Patent No. 6,172,884. Comarco, in its answer and counterclaim is seeking a declaration that it has not infringed the Company’s patents, a declaration that such patents are invalid and unenforceable, a declaration that the Company has breached the terms of the parties’ settlement agreement, and injunctive relief against the Company from further infringement of Comarco’s patent, as well as compensatory and treble damages and reimbursement of attorneys’ fees and expenses associated with this action.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On May 21, 2008, the Company held its Annual Meeting of Stockholders. The agenda items for such meeting are shown below along with the vote of the Company’s common stock with respect to such agenda items.
1.	Election of Peter L. Ax and Michael J. Larson as Class II members of our Board of Directors, to serve until the 2011 Annual Meeting of Stockholders:

Nominee	For	Withheld Authority
Peter L. Ax	27,131,868	521,553
Michael J. Larson	27,135,098	518,323
2.	Ratification of the selection of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008.

Votes for	27,524,934
Votes against	119,180
Votes abstained	9,307
     No other matters were submitted to a vote of stockholders at the annual meeting. Jeffrey R. Harris did not stand for re-election as a member of our Board of Directors. The terms of the other members of our Board of Directors, specifically Larry M. Carr, Michael D. Heil and Robert W. Shaner, continued after the meeting.
ITEM 6. EXHIBITS
     The Exhibit Index and required Exhibits immediately following the Signatures to this Form 10-Q are filed as part of, or hereby incorporated by reference into, this Form 10-Q.

IGO, INC. AND SUBSIDIARIES
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IGO, INC.
Dated: August 8, 2008	By:	/s/ Michael D. Heil
Michael D. Heil
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

By:	/s/ Joan W. Brubacher
Joan W. Brubacher
Executive Vice President and Chief Financial Officer and Authorized Officer of Registrant (Principal Financial Officer)

By:	/s/ Darryl S. Baker
Darryl S. Baker
Vice President, Chief Accounting Officer and Controller

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1	Certificate of Incorporation of the Company (1)

3.2	Articles of Amendment to the Certificate of Incorporation of the Company dated as of June 17, 1997 (2)

3.3	Articles of Amendment to the Certificate of Incorporation of the Company dated as of September 10, 1997 (1)

3.4	Articles of Amendment to the Certificate of Incorporation of the Company dated as of July 20, 1998 (1)

3.5	Articles of Amendment to the Certificate of Incorporation of the Company dated as of February 3, 2000 (1)

3.6	Articles of Amendment to the Certificate of Incorporation of the Company dated as of March 31, 2000 (2)

3.7	Certificate of Designations, Preferences, Rights and Limitations of Series G Junior Participating Preferred Stock of iGo, Inc. (3)

3.8	Certificate of Ownership and Merger effecting name change to iGo, Inc. (4)

3.9	Certificate of Elimination of Series C, Series D, Series E and Series F Preferred Stock (4)

3.10	Second Amended and Restated Bylaws of the Company (4)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith

**	Furnished herewith
(1)	Previously filed as an exhibit to Registration Statement No. 333-30264 dated February 11, 2000.

(2)	Previously filed as an exhibit to Amendment No. 2 to Registration Statement No. 333-30264 on Form S-1 dated May 4, 2000.

(3)	Previously filed as an exhibit to Current Report on Form 8-K filed June 19, 2003.

(4)	Previously filed as an exhibit to Current Report on Form 8-K filed May 21, 2008.