Form 10-Q
period 2008-09-30
iGo, Inc.
filed 2008-10-31
CIK 1075656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-30907
iGo, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation)	86-0843914 (IRS Employer Identification No.)

17800 N. Perimeter Dr., Suite 200, Scottsdale, Arizona	85255
(Address of Principal Executive Offices)	(Zip Code)
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
YES ☐   NO ☑
At October 30, 2008, there were 31,899,386 shares of the Registrant’s Common Stock, par value $0.01 per share outstanding.

IGO, INC.
FORM 10-Q

i

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS:
IGO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$19,595	$15,908
Short-term investments	7,116	9,026
Accounts receivable, net	16,261	16,924
Inventories	4,017	7,406
Prepaid expenses and other current assets	486	446

Total current assets	47,475	49,710
Property and equipment, net	1,133	1,553
Intangible assets, net	1,712	1,926
Notes receivable and other assets, net	363	961

Total assets	$50,683	$54,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,678	$11,694
Accrued expenses and other current liabilities	2,875	3,680
Deferred revenue	473	936

Total current liabilities	11,026	16,310
Minority interest	594	384

Total liabilities	11,620	16,694

Stockholders’ equity:
Common stock	319	314
Additional paid-in capital	169,352	168,010
Accumulated deficit	(130,742)	(131,091)
Accumulated other comprehensive income	134	223

Total stockholders’ equity	39,063	37,456

Total liabilities and stockholders’ equity	$50,683	$54,150

See accompanying notes to unaudited condensed consolidated financial statements.

IGO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue	$20,091	$19,039	$57,583	$57,410
Cost of revenue	13,946	13,334	40,456	44,179

Gross profit	6,145	5,705	17,127	13,231

Operating expenses:
Sales and marketing	2,315	2,242	6,576	7,683
Research and development	909	1,169	2,612	4,303
General and administrative	2,388	3,380	9,117	11,711

Total operating expenses	5,612	6,791	18,305	23,697

Income (loss) from operations	533	(1,086)	(1,178)	(10,466)

Other income (expense):
Interest income, net	190	291	668	847
Gain on disposal of assets and other income, net	136	95	397	2,235
Litigation settlement income	—	—	672	—

Income (loss) before minority interest	859	(700)	559	(7,384)
Minority interest	(210)	(60)	(210)	(187)

Net income (loss)	$649	$(760)	$349	$(7,571)

Weighted net income (loss) per common share
Basic	$0.02	$(0.02)	$0.01	$(0.24)

Diluted	$0.02	$(0.02)	$0.01	$(0.24)

Weighted average shares outstanding
Basic	31,881	31,391	31,745	31,568

Diluted	34,482	31,391	34,350	31,568

See accompanying notes to unaudited condensed consolidated financial statements.

IGO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$349	$(7,571)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority Interest	210	187
Provision for accounts receivable and sales returns and credits	292	421
Depreciation and amortization	1,185	1,507
Stock compensation expense	1,558	2,214
Gain on disposal of assets, net	—	(1,588)
Changes in operating assets and liabilities:
Accounts receivable	371	3,578
Inventories	3,389	6,964
Prepaid expenses and other assets	159	(1,799)
Accounts payable	(4,016)	(3,083)
Accrued expenses and other current liabilities	(1,507)	372

Net cash provided by operating activities	1,990	1,202

Cash flows from investing activities:
Purchase of property and equipment	(152)	(609)
Proceeds from the sale of intangible assets	—	1,850
Purchase of investments	(8,812)	—
Sale of investments	10,674	8,135

Net cash provided by investing activities	1,710	9,376

Cash flows from financing activities:
Payment of non-current liabilities	—	(25)
Repurchase of common stock	—	(2,147)
Net proceeds from issuance of common stock and exercise of options and warrants	28	269

Net cash provided by (used in) financing activities	28	(1,903)

Effects of exchange rate changes on cash and cash equivalents	(41)	17

Net increase in cash and cash equivalents	3,687	8,692
Cash and cash equivalents, beginning of period	15,908	9,201

Cash and cash equivalents, end of period	$19,595	$17,893

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
     The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles, pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying condensed consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2007 included in the Company’s Form 10-K, filed with the SEC. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of results to be expected for the full year or any other period.
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
Recent Accounting Pronouncements
     In October 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (FSP) FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” which clarifies the application of Statement No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The Staff Position is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 30, 2008. The implementation of FAS 157-3 did not have a material impact on the Company’s consolidated financial statements.
     In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which will require the Company to adopt these provisions in the first quarter of fiscal 2009. The Company is currently evaluating the impact of adopting FSP 142-3 on its consolidated financial statements.
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

     The following table summarizes the balance sheet effect of consolidating Mission Technology Group (VIE) as of September 30, 2008 (amounts in thousands):

			iGo
	VIE		Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$701		$19,595
Short-term investments	—		7,116
Accounts receivable, net	508	*	16,261
Inventories	718		4,017
Prepaid expenses and other current assets	98		486

Total current assets	2,025		47,475
Property and equipment, net	72		1,133
Intangible assets, net	—		1,712
Notes receivable (payable) and other assets	(777)	*	363

Total assets	$1,320		$50,683

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$364		$7,678
Accrued expenses and other current liabilities	323	*	2,875
Deferred revenue	—		473

Total current liabilities	687		11,026
Minority interest	—		594

Total liabilities	687		11,620

Stockholders’ equity:	633		39,063

Total liabilities and stockholders’ equity	$1,320		$50,683

*	Reflects the elimination of intercompany accounts and notes receivable.
(3) Fair Value Measurement
     As of September 30, 2008, the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis are comprised of overnight money market funds and investments in marketable securities.
     The Company invests excess cash from its operating cash accounts in overnight money market funds and reflects these amounts within cash and cash equivalents on the consolidated balance sheet at a net value of 1:1 for each dollar invested.
     At September 30, 2008, investments totaling $7,116,000 are included within short-term investments on the consolidated balance sheet. These investments are considered available-for-sale securities and are reported at fair value based on third-party broker statements which represents level 2 in the SFAS 157 fair value hierarchy. The unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income. Realized gains and losses are included in interest income, net.
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
     The Company generated net proceeds of $1,862,000 and $8,135,000 from the sale of available-for-sale marketable securities during the nine months ended September 30, 2008 and 2007, respectively.

     As of September 30, 2008 and December 31, 2007, the amortized cost basis, unrealized holding gains, unrealized holding losses, and aggregate fair value by short-term major security type investments were as follows (amounts in thousands):

	September 30, 2008			December 31, 2007
		Net			Net
		Unrealized			Unrealized
		Holding	Aggregate		Holding
	Amortized	Gains	Fair	Amortized	Gains	Aggregate
	Cost	(Losses)	Value	Cost	(Losses)	Fair Value
U.S. corporate securities:
Commercial paper	$3,276	$—	$3,276	$3,821	$1	$3,822
Corporate notes and bonds	3,880	(40)	3,840	2,902	—	2,902

	7,156	(40)	7,116	6,723	1	6,724
U.S. government securities	—	—	—	2,298	4	2,302

	$7,156	$(40)	$7,116	$9,021	$5	$9,026

(5) Inventories
     Inventories consist of the following at September 30, 2008 and December 31, 2007 (amounts in thousands):

	September 30,	December 31,
	2008	2007
Raw materials	$798	$1,029
Finished goods	3,219	6,377

	$4,017	$7,406

(6) Intangible Assets
     Intangible assets consist of the following at September 30, 2008 and December 31, 2007 (amounts in thousands):

		September 30, 2008			December 31, 2007
	Average	Gross		Net	Gross		Net
	Life	Intangible	Accumulated	Intangible	Intangible	Accumulated	Intangible
	(Years)	Assets	Amortization	Assets	Assets	Amortization	Assets
Amortized intangible assets:
License fees	7	$334	$(324)	$10	$334	$(280)	$54
Patents and trademarks	5	3,754	(2,245)	1,509	3,368	(1,726)	1,642
Trade names	10	442	(249)	193	429	(214)	215
Customer intangibles	5	33	(33)	—	33	(18)	15

Total		$4,563	$(2,851)	$1,712	$4,164	$(2,238)	$1,926

     Aggregate amortization expense for identifiable intangible assets totaled $210,000 and $613,000 for the three and nine months ended September 30, 2008. Aggregate amortization expense for identifiable intangible assets totaled $162,000 and $549,000 for the three and nine months ended September 30, 2007.
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
     The estimated net realizable value of the note receivable from CradlePoint in connection with this transaction is included in notes receivable and other assets. The net balance of the CradlePoint note receivable was $253,000 as of September 30, 2008 and $683,000 as of December 31, 2007.

(8) Stockholders’ Equity
     Holders of shares of common stock are entitled to one vote per share on all matters submitted to a vote of the Company’s stockholders. There is no right to cumulative voting for the election of directors. Holders of shares of common stock are entitled to receive dividends, if and when declared by the board of directors out of funds legally available therefor, after payment of dividends required to be paid on any outstanding shares of preferred stock. Upon liquidation, holders of shares of common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to the liquidation preferences of any outstanding shares of preferred stock. Holders of shares of common stock have no conversion, redemption or preemptive rights. At September 30, 2008 and December 31, 2007, there were 90,000,000 shares of common stock authorized and 31,899,386 and 31,446,184 issued and outstanding, respectively.
(9) Stock-based Compensation
     Stock-based compensation expense includes compensation expense, recognized over the applicable requisite service periods, for new share-based awards and for share-based awards granted prior to, but not yet vested as of, the Company’s adoption of SFAS 123R on January 1, 2006.
     As of September 30, 2008, there were 360,224 fully-vested outstanding stock options and no non-vested outstanding stock options. Accordingly, there was no unrecognized compensation expense relating to non-vested stock options at September 30, 2008.
     The following table summarizes information regarding restricted stock unit activity under the 2004 Directors Plan, the 2004 Omnibus Plan and a grant made pursuant to Nasdaq Rule 4350(i)(a)(iv) for the nine months ended September 30, 2008:

					Nasdaq Rule
	2004 Directors Plan		2004 Omnibus Plan		4350(i)(1)(a)(iv) Grant
		Weighted		Weighted		Weighted
		Average		Average		Average
		Value per		Value per		Value per
	Number	Share	Number	Share	Number	Share
Outstanding, December 31, 2007	194,667	$4.64	1,158,165	$4.88	1,000,000	$2.13
Granted	58,165	$1.27	864,750	$1.29	—	—
Canceled	(48,875)	$6.88	(55,230)	$4.02	—	—
Released to common stock	(74,125)	$1.24	(254,980)	$5.40	(125,000)	$2.96
Released for settlement of taxes	—	—	(126,091)	$5.39	—	—

Outstanding, September 30, 2008	129,832	$3.83	1,586,614	$2.91	875,000	$2.01

     For the three and nine months ended September 30, 2008, the Company recorded in general and administrative expense pre-tax charges of $529,000 and $1,558,000, respectively, associated with the expensing of restricted stock unit activity. For the three and nine months ended September 30, 2007, the Company recorded in general and administrative expense pre-tax charges of $690,000 and $2,149,000, respectively, associated with the expensing of restricted stock unit activity.
     As of September 30, 2008, there was $4,953,000 of total unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a weighted average period of three years.
     As of September 30, 2008, all outstanding restricted stock units were non-vested.

(10) Net Income (loss) per Share
     The computation of basic and diluted net income (loss) per share follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Basic net income (loss) per share computation:
Numerator:
Net income (loss)	$649	$(760)	$349	(7,571)

Denominator:
Weighted average number of common shares outstanding	31,881	31,391	31,745	31,568

Basic net income (loss) per share:	$0.02	$(0.02)	$0.01	$(0.24)

Diluted net income (loss) per share computation:
Numerator:
Net income (loss)	$649	$(760)	$349	$(7,571)

Denominator:
Weighted average number of common shares outstanding	31,881	31,391	31,745	31,568
Effect of dilutive stock options, warrants, and restricted stock units	2,601	—	2,605	—

	34,482	31,391	34,350	31,568

Diluted net income (loss) per share:	$0.02	$(0.02)	$0.01	$(0.24)

Stock options not included in dilutive net income (loss) per share since antidilutive	266	287	266	287

Warrants not included in dilutive net income (loss) per share since antidilutive	600	1,195	600	1,195
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
     In February 2007, the Company sold substantially all of the assets, which consisted primarily of inventory, of its handheld hardware product line. The operating results of the handheld hardware product line were historically included in the results of the Connectivity Group. In April 2007, the Company sold substantially all of the assets, which consisted primarily of inventory, of its expansion and docking product line to Mission Technology Group. The operating results of Mission Technology Group are included in the consolidated financial statements pursuant to FIN 46R and are included in the results of the Connectivity Group.
     The following tables summarize the Company’s revenues, operating results and assets by business segment (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
High-Power Group	$11,782	$10,699	$34,536	$35,032
Low-Power Group	6,295	6,429	17,754	17,173
Connectivity Group	2,014	1,911	5,293	5,205

	$20,091	$19,039	$57,583	$57,410

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Operating income (loss):
High-Power Group	$(509)	$623	$1,491	$550
Low-Power Group	2,911	1,344	5,319	975
Connectivity Group	272	327	335	(281)
Corporate	(2,141)	(3,380)	(8,323)	(11,710)

	$533	$(1,086)	$(1,178)	$(10,466)

     The Company’s corporate function supports its various business segments and, as a result, the Company attributes the aggregate amount of its general and administrative expense to corporate as opposed to allocating it to individual business segments.

	September 30,	December 31,
	2008	2007
Assets:
High-Power Group	$13,525	$19,035
Low-Power Group	8,705	7,810
Connectivity Group	2,095	2,199
Corporate	26,358	25,106

	$50,683	$54,150

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
     The following tables summarize the Company’s revenues by product line, as well as its revenues by geography and the percentages of revenue by route to market (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
High-power mobile electronic power products	$11,813	$10,686	$34,413	$34,803
Low-power mobile electronic power products	6,296	5,703	17,250	14,646
Expansion and docking products	2,014	1,910	5,293	5,019
Portable keyboard products	(1)	727	504	2,524
Accessories and other products	(31)	13	123	418

Total revenues	$20,091	$19,039	$57,583	$57,410

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
North America (principally United States)	$19,653	$15,966	$54,280	$47,457
Europe	194	1,061	1,635	2,820
Asia Pacific and all other	244	2,012	1,668	7,133

	$20,091	$19,039	$57,583	$57,410

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
OEM and private-label-resellers	46%	41%	49%	52%
Retailers and distributors	51%	46%	48%	37%
Other	3%	13%	3%	11%

	100%	100%	100%	100%

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions and generally limits the amount of credit exposure to the amount of FDIC coverage. However, periodically during the year, the Company maintains cash in financial institutions in excess of the FDIC insurance coverage limit of $250,000. The Company performs ongoing credit evaluations of its customers’ financial condition but does not typically require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.
     Two customers accounted for 47%, and 37%, respectively, of net sales for the nine months ended September 30, 2008. Three customers accounted for 34%, 27%, and 10%, respectively, of net sales for the nine months ended September 30, 2007.
     Two customers’ accounts receivable balances accounted for 56% and 16%, respectively, of net accounts receivable at September 30, 2008. Two customers’ accounts receivable balances accounted for 39% and 33%, respectively, of net accounts receivable at September 30, 2007.

     Allowance for doubtful accounts was $514,000 and $597,000 at September 30, 2008 and December 31, 2007, respectively. Allowance for sales returns and price protection was $143,000 and $474,000 at September 30, 2008 and December 31, 2007, respectively.
     Export sales were approximately 6% and 17% of the Company’s net sales for the nine months ended September 30, 2008 and 2007, respectively. The principal international markets served by the Company were Europe and Asia Pacific.
(12) Litigation Settlement
     Certain former officers of iGo Corporation had sought potential indemnification claims against the Company’s wholly-owned subsidiary, iGo Direct Corporation, relating to an SEC matter involving such individuals (but not involving the Company) that related to matters that arose prior to the Company’s acquisition of iGo Corporation in September 2002. The Company initiated litigation against the carrier of iGo Corporation’s directors’ and officers’ liability insurance for coverage of these claims under its insurance policy. During 2006, the Company reached settlement agreements with two of the three former officers of iGo Corporation that were seeking indemnification from the Company and during the quarter ended March 31, 2008, the Company settled its litigation with iGo Corporation’s former insurance carrier, obtaining reimbursement from the insurance carrier in the amount of $1,500,000. Further, in connection with its settlement with the insurance carrier, the Company reached a settlement agreement with the last of the three former officers of iGo Corporation and reimbursed him $828,000 in final settlement of all his indemnification claims. The Company recorded net litigation settlement income of $672,000 during the nine months ended September 30, 2008. On July 18, 2008, the SEC announced it had settled its case against each of the three former officers of iGo Corporation.
(13) Contingencies
     At December 31, 2007, the Company had accrued a $325,000 liability for payroll related taxes and potential interest and penalties in connection with the Company’s previously announced voluntary review of historical stock option granting practices and determination that certain grants had intrinsic value on the applicable measurement dates of the stock option grants. The Internal Revenue Service has commenced an audit of employment taxes due in connection with these stock option grants. Based on the progress of the audit, as of September 30, 2008, the Company accrued an additional $275,000, or a total of $600,000, related to this liability.
     The Company procures its products primarily from supply sources based in Asia. Typically, the Company places purchase orders for completed products and takes ownership of the finished inventory upon completion and delivery from its supplier. Occasionally, the Company presents its suppliers with ‘Letters of Authorization’ for the suppliers to procure long-lead raw components to be used in the manufacture of the Company’s products. These Letters of Authorization indicate the Company’s commitment to utilize the long-lead raw components in production. As of June 30, 2007, based on a change in strategic direction, the Company determined it would not procure certain products for which it had outstanding Letters of Authorization with suppliers. The Company believes it is probable that it will be required to pay suppliers for certain Letter of Authorization commitments. At December 31, 2007, the Company had estimated and accrued a liability for this contingency in the amount of $519,000. During the nine months ended September 30, 2008, the Company partially resolved claims with some of its suppliers through payments totaling $215,000. Accordingly, the remaining balance of this contingent liability was $304,000 at September 30, 2008.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This report contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “expect,” “anticipate,” “estimate” and other similar statements of expectations identify forward-looking statements. Forward-looking statements in this report include, without limitation, expectations regarding our anticipated financial performance for the fourth quarter of 2008 and fiscal 2008, including gross margins and operating expenses; beliefs regarding major catalysts that will drive our future growth and profitability, including continued growth in sales of power products for high-power mobile electronic devices driven by further growth in private label reseller accounts and expanded international distribution; continued penetration of both the domestic and international wireless carrier, dealer/agent, retail and and distributor markets for our low-power products; continued investment in enhancements to grow direct online sales through www.igo.com and retail partner web sites; a strong new product pipeline that will provide consumers with innovative power products offering a broad range of features and price points; an emphasis on development and marketing of products that are environmentally friendly; and improvements in operational execution; the expectation that the operating results of Mission Technology Group in 2008 will approximate its 2007 operating results; the expectation that we will not record any income tax expense in 2008; the expected availability of cash and liquidity; expected market and industry trends; beliefs relating to our distribution capabilities and brand identity; expectations regarding the success of new product introductions; the anticipated strength, and ability to protect, our intellectual property portfolio; and our expectations regarding the outcome and anticipated impact of various legal proceedings in which we are involved. These forward-looking statements are based largely on our management’s expectations and involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include those set forth in other reports that we file with the SEC. Additional factors that could cause actual results to differ materially from those expressed in these forward-looking statements include, among others, the following:
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
     Sales to OEMs and private-label resellers accounted for approximately 49% of revenue for the nine months ended September 30, 2008 and approximately 52% of revenue for the nine months ended September 30, 2007. Sales through retailers and distributors accounted for approximately 48% of revenue for the nine months ended September 30, 2008 and approximately 37% of revenue for the nine months ended September 30, 2007. The balance of our revenue during these periods was derived from direct sales to end-users. In the future, we expect that we will be dependent upon a relatively small number of customers for a significant portion of our revenue, including most notably RadioShack and Targus. We intend to develop relationships with a broader set of retailers and wireless carriers to expand the market availability of our iGo branded products. We expect that these relationships will allow us to diversify our customer base, add stability and decrease our traditional reliance upon a limited number of OEMs and private label resellers. We also expect that these relationships will significantly increase the availability and exposure of our products, particularly among large national and international retailers and wireless carriers.
     Our continued focus is on proliferating power products that incorporate our tip technology for both high- and low-power mobile electronic devices and on developing complementary products. Our long-term goal is to establish an industry standard for all mobile electronic device power products based on our patented tip technology.
     Our ability to execute successfully on our near and long-term objectives depends largely upon the general market acceptance of our tip technology which allows users to charge multiple devices with a single power product, our ability to protect our proprietary rights to this technology and on general economic conditions. Additionally, we must execute on the customer relationships that we have developed and continue to design, develop, manufacture and market new and innovative technology and products that are embraced by these customers and the overall market in general.
     High-Power Group. Our High-Power Group is focused on the development, marketing and sales of power products and accessories for mobile electronic devices with high power requirements, which consist primarily of portable computers. These devices also allow users to simultaneously charge one or more low-power mobile electronic devices with our optional iGo dualpower and power splitter accessories. We sell these products to OEMs, private-label resellers, distributors, resellers and retailers. We supplied OEM–specific, high-power adapter products to Dell through the first quarter of 2007 and we supplied Lenovo through the first quarter of 2008. We have entered into a strategic reseller agreement with Targus to market and distribute high-power adapter products on a private-label basis. We also sell our iGo branded products directly to retailers such as RadioShack and through distributors such as Ingram Micro. High-Power Group revenue accounted for approximately 60% of revenue for the nine months ended September 30, 2008 and approximately 61% of revenue for the nine months ended September 30, 2007.
     Low-Power Group. In April 2005, we formed the Low-Power Group, which is focused on the development, marketing and sales of power products for low-power mobile electronic devices, such as mobile phones, smartphones, PDAs, MP3 players and portable gaming consoles. These products include cigarette lighter adapters, mobile AC adapters, low-power universal AC/DC adapters, and low-power universal battery products. Each of these power devices is designed to incorporate our patented tip technology. The combination AC/DC adapter also allows users to simultaneously charge a second device with our optional iGo dualpower or iGo power splitter accessories. We sell these products to distributors, resellers and retailers. Low-power product revenue accounted for approximately 31% of revenue for the nine months ended September 30, 2008 and 30% of revenue for the nine months ended September 30, 2007.
     During 2007, the market for foldable keyboards decreased significantly and we made the decision to discontinue the production and marketing of foldable keyboard products and we intend to sell the remaining inventory of these products in the ordinary course of business. Accordingly, revenue from this product line has decreased significantly in 2008. We account for our foldable keyboard business as part of our Low-Power Group. Sales of these foldable keyboard products represented approximately 1% of our total revenue for the nine months ended September 30, 2008 and 4% of our total revenue for the nine months ended September 30, 2007.
     Connectivity Group. Our Connectivity Group consists primarily of the operating results of Mission Technology Group. The Connectivity Group was historically focused on the development, marketing and sales of connectivity and expansion and docking products. Our early focus was on the development of remote peripheral component interface, or PCI, bus technology and products based on proprietary Split Bridge® technology. We invested heavily in Split Bridge technology and while we had some success with Split Bridge in the corporate portable computer market with sales of universal docking stations, it became clear in early 2002 that this would not be the substantial opportunity we originally envisioned. In May 2005, we sold substantially all of our intellectual property relating to Split Bridge technology which resulted in a gain on the sale of these assets of $11.6 million.
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
     The first transaction, which was completed in February 2007, involved the sale of substantially all of the assets of our handheld connectivity business, which consisted primarily of inventory, to CradlePoint for $1.8 million plus potential additional consideration based on future performance. At the closing, we received $50,000 in cash and a promissory note for $1.5 million, bearing interest at the rate of 6% annually, to be paid within two years as CradlePoint sells the inventory acquired in the transaction. We received a cash payment of $250,000 in August 2007. We will also receive (1) 5% of CradlePoint’s revenues for five years, with a minimum payment of $300,000 due within three years, and (2) 100% of the first $200,000, and 50% thereafter, of any sales beyond the first $1.8 million of inventory purchased by CradlePoint at the closing. To date, CradlePoint has consistently made payments in accordance with the terms of the promissory note. The net remaining recorded balance of the $1.5 million promissory note is $253,000 at September 20, 2008. To date, we have not recorded any receivables related to the future royalty streams due to us under the terms of the CradlePoint sale.
     The second and third transactions involved the sale of substantially all of the assets of our expansion and docking business. The agreements for these transactions were executed in February 2007 and the transactions were completed in April 2007. In one transaction, we sold a portfolio of patents and patents pending relating to our PCI expansion and docking technology to A.H. Cresant Group LLC. In the other transaction, we sold substantially all of the assets related to our expansion and docking business to Mission Technology Group, an entity that is owned by Randy Jones, our former Senior Vice President and General Manager, Connectivity. As a result of these two transactions, the Company received total net proceeds of approximately $4.8 million consisting of $925,000 in cash and two promissory notes totaling approximately $3.9 million. At the closing, we also received a 15% fully-diluted equity interest in Mission Technology Group. Given the related party nature of this transaction, we retained an independent, third party financial advisor to assist us. In determining the sales price for these assets and liabilities, we evaluated past performance and expected future performance, and received an opinion from our financial advisor that the consideration to be received was fair from a financial point of view. Our Board of Directors approved these transactions following a separate review and recommended approval of the Mission Technology Group transaction by our Audit Committee. We include the assets, liabilities and operating results of Mission Technology Group in our consolidated financial statements pursuant to FIN 46R. Connectivity Group revenue accounted for approximately 9% of revenue for the nine months ended September 30, 2008 and September 30, 2007, respectively. The operating results of Mission Technology Group are included in the results of the Connectivity Group and constituted all of the operating income of this group for the nine months ended September 30, 2008.
Critical Accounting Policies and Estimates
     There were no changes in our critical accounting policies from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2007 during the nine months ended September 30, 2008.

Results of Operations
     The following table presents certain selected consolidated financial data for the periods indicated expressed as a percentage of total revenue:

	September 30,		September 30,
	2008	2007	2008	2007
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	69.4%	70.0%	70.3%	77.0%

Gross profit	30.6%	30.0%	29.7%	23.0%

Operating expenses:
Sales and marketing	11.5%	11.8%	11.4%	13.4%
Research and development	4.5%	6.1%	4.5%	7.5%
General and administrative	11.9%	17.8%	15.8%	20.4%

Total operating expenses	27.9%	35.7%	31.7%	41.3%

Income (loss) from operations	2.7%	(5.7%)	(2.0%)	(18.2%)

Other income (expense):
Interest, net	0.9%	1.5%	1.1%	1.5%
Other, net	0.6%	0.5%	0.7%	3.9%
Litigation settlement income	—	—	1.2%	—
Minority interest	(1.0%)	(0.3%)	(0.4%)	(0.3%)

Net income (loss)	3.2%	(4.0%)	0.6%	(13.2%)

Comparison of Three Months Ended September 30, 2008 and 2007
     Revenue. Revenue generally consists of sales of products, net of returns and allowances. To date, our revenues have come predominantly from sales of power adapters, handheld products, expansion and docking products, and accessories. The following table summarizes the year-over-year comparison of our revenue for the periods indicated (amounts in thousands):

	Three Months	Three Months
	Ended	Ended	Increase/(decrease)	Percentage change
	September 30,	September 30,	from same period	from the same period
	2008	2007	in the prior year	in the prior year
High-Power Group	$11,782	$10,699	$1,083	10.1%

Low-Power Group	6,295	6,429	(134)	(2.1)%

Connectivity Group	2,014	1,911	103	5.4%

Total Revenue	$20,091	$19,039	$1,052	5.5%
     High-Power Group. The increase in High-Power Group revenue was primarily due to increases in sales to private-label resellers and retailers of iGo branded products. Specifically, revenue from sales to Targus increased by $2.4 million, or 40.9% to $8.3 million for the three months ended September 30, 2008 as compared to $5.9 million for the three months ended September 30, 2007, primarily as a result of Targus’ increased market penetration into consumer electronics and office supply superstore retail outlets. In addition, revenue from direct sales of iGo branded high-power products to retailers and distributors increased by $409,000, or 13.9%, to $3.4 million during the three months ended September 30, 2008 as compared to $3.0 million during the three months ended September 30, 2007, primarily as a result of improvements in RadioShack’s merchandising of our products. These increases were partially offset by decreased revenue from sales to OEM’s. Overall sales of OEM–specific, high-power products decreased by $1.6 million, or 96.4%, to $60,000 during the three months ended September 30, 2008 as compared to $1.7 million during the three months ended September 30, 2007, primarily as the result of the termination of our relationship with Lenovo in the first quarter of 2008. Specifically, sales to Lenovo decreased by $1.5 million, to $0 for the three months ended September 30, 2008 from $1.5 million for the three months ended September 30, 2007. We do not anticipate significant future revenue from sales to OEM’s.
     Low-Power Group. The decrease in Low-Power Group revenue was primarily due to our decision to discontinue the production and marketing of foldable keyboard products during the fourth quarter of 2007. Revenue from sales of foldable keyboard products decreased by approximately $728,000, or 100.1%, to $(1,000) for the three months ended September 30, 2008 compared to $727,000 for the three months ended September 30, 2007, as a result of our decision in the fourth quarter of 2007 to no longer manufacture and market these products. This decrease was offset by an increase in revenue from sales of low-power products to RadioShack, which increased by approximately $472,000, or 11.2% to $4.6 million for the three months ended September 30, 2008 compared to $4.2 million for the three months ended September 30, 2007. Revenue from sales of low-power products to other customers increased by approximately $91,000 or 5.5% to $1.8 million for the three months ended September 30, 2008 compared to $1.7 million for the three months ended September 30, 2007, primarily as a result of improvements made by AT&T in the merchandising of our products in their wireless retail stores. We expect Low-Power Group revenue to increase during the remainder of 2008 as a result of anticipated further gains in market penetration of our iGo branded products into mobile wireless carriers, distributors and retailers largely as a result of our continuing sales efforts and increased consumer awareness of our products and technology.
     Connectivity Group. Connectivity Group revenue consisted of approximately $2.0 million in Mission Technology Group’s sales of docking and expansion products for the three months ended September 30, 2008, compared to approximately $1.9 million in Mission Technology Group revenue for the three months ended September 30, 2007. We anticipate Mission Technology Group’s future revenues will be consistent with historical results.

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

	Three Months	Three Months
	Ended	Ended	Increase from same	Percentage change from
	September 30,	September 30,	period in the prior	the same period in the
	2008	2007	year	prior year
Cost of revenue	$13,946	$13,334	$612	4.6%

Gross profit	$6,145	$5,705	$440	7.7%

Gross margin	30.6%	30.0%	0.6%	2.0%
     The increase in gross profit was primarily due to a decrease in indirect product overhead expenses of $416,000, or 27.4%, to $1.1 million, or 5.4% of revenue, during the three months ended September 30, 2008 as compared to $1.5 million, or 7.9% of revenue, during the three months ended September 30, 2007. The decrease in indirect product overhead costs was due primarily to a decrease in offsite storage and freight charges of $370,000. Offsetting these improvements, direct margin, which excludes labor and overhead costs, decreased to 36.1% for the three months ended September 30, 2008 compared to 38.3% for the three months ended September 30, 2007, due primarily to increasing pricing pressure from private-label resellers in the high-power retail channel. As a result of these factors, cost of revenue as a percentage of revenue decreased to 69.4% for the three months ended September 30, 2008 from 70.0% for the three months ended September 30, 2007.
     Sales and marketing. Sales and marketing expenses generally consist of salaries, commissions and other personnel-related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. The following table summarizes the year-over-year comparison of our sales and marketing expenses for the periods indicated (amounts in thousands):

	Three Months	Three Months
	Ended	Ended	Increase	Percentage change
	September 30,	September 30,	from same period	from the same period
	2008	2007	in the prior year	in the prior year
Sales and marketing	$2,315	$2,242	$73	3.2%
     The increase in sales and marketing expenses primarily resulted from the addition of new sales personnel which resulted in an increase of $226,000 in personnel related expenses. Web site development costs also increased by $116,000 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, due primarily to the launch of a redesigned website during the three months ended September 30, 2008. These increases were partially offset by decreases of $37,000 in advertising and market research expense as well as a decrease in retail programs expense of $215,000 for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. As a percentage of revenue, sales and marketing expenses decreased to 11.5% for the three months ended September 30, 2008 from 11.8% for the three months ended September 30, 2007.
     Research and development. Research and development expenses consist primarily of salaries and personnel-related costs, outside consulting, lab costs and travel-related costs of our product development group. The following table summarizes the year-over-year comparison of our research and development expenses for the periods indicated (amounts in thousands):

	Three Months	Three Months
	Ended	Ended	Decrease from	Percentage change from
	September 30,	September 30,	same period	the same period in the
	2008	2007	in the prior year	prior year
Research and development	$909	$1,169	$(260)	(22.2)%
     The decrease in research and development expenses primarily resulted from reduced personnel expenses of $133,000 resulting from the impact of an organizational restructuring that occurred in July 2007, as well as a decrease of $85,000 in the use of outside consultants. As a percentage of revenue, research and development expenses decreased to 4.5% for the three months ended September 30, 2008 from 6.1% for the three months ended September 30, 2007.
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

	Three Months	Three Months
	Ended	Ended	Decrease	Percentage change
	September 30,	September 30,	from same period	from the same period
	2008	2007	in the prior year	in the prior year
General and administrative	$2,388	$3,380	$(992)	(29.3)%
     The decrease in general and administrative expenses primarily resulted from decreases of $472,000 in personnel expenses due to reduced head count. Furthermore, equity compensation expense decreased $161,000 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, due primarily to the organizational restructuring that occurred in July 2007 and the resignation of a board member that occurred in May 2008. Also, outside professional fees decreased by $316,000 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. General and administrative expenses as a percentage of revenue decreased to 11.9% for the three months ended September 30, 2008 from 17.8% for the three months ended September 30, 2007.
     Interest income, net. Although cash and investments have increased to $26.7 million at September 30, 2008 compared to $24.9 million at December 31, 2007, net interest income decreased $101,000 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, due to generally decreasing interest and investment rates of return during the three months ended September 30, 2008.
     Minority interest. Minority interest represents the portion of our net earnings which is attributable to the collective ownership interests of minority investors. As previously discussed, we have included the operating results of Mission Technology Group, in which we maintain a 15% equity interest, in our consolidated financial statements. Minority interest represents the 85% share in the net earnings of Mission Technology Group held by other owners. We recorded $210,000 in minority interest for the three months ended September 30, 2008, as Mission Technology Group has reported an increase in net income for the three months ended September 30, 2008. We recorded $60,000 in minority interest for the three months ended September 30, 2007.
     Income taxes. No provision for income taxes was required for the three months ended September 30, 2008 and 2007. Based on historical operating losses and projections for future taxable income, we have determined that it is more likely than not that we will not fully realize the benefits of the net operating loss carryforwards. As a result, we have recorded a full valuation allowance against the related deferred tax asset. We have not, therefore, recorded a tax benefit from our net operating loss carryforwards for either of the three months ended September 30, 2008 or September 30, 2007.
Comparison of Nine Months Ended September 30, 2008 and 2007
     Revenue. Revenue generally consists of sales of products, net of returns and allowances. To date, our revenues have come predominantly from sales of power adapters, handheld products, expansion and docking products, and accessories. The following table summarizes the year-over-year comparison of our revenue for the periods indicated (amounts in thousands):

	Nine Months	Nine Months
	Ended	Ended	Increase/(decrease)	Percentage change
	September 30,	September 30,	from same period	from the same period
	2008	2007	in the prior year	in the prior year
High-Power Group	$34,536	$35,032	$(496)	(1.4)%

Low-Power Group	17,754	17,173	581	3.4%

Connectivity Group	5,293	5,205	88	1.7%

Total Revenue	$57,583	$57,410	$173	0.3%
     High-Power Group. The decrease in High-Power Group revenue was primarily due to a decrease in sales to OEMs. Overall sales of OEM–specific, high-power products decreased by $7.7 million, or 87.4%, to $1.1 million during the nine months ended September 30, 2008 as compared to $8.8 million during the nine months ended September 30, 2007, due to our loss of the Dell and Lenovo OEM programs in 2007 and early 2008. We do not anticipate significant future revenue from sales to OEM’s. The decrease in revenue resulting from the loss of sales to OEMs was partially offset by increases in revenue from sales to Targus and RadioShack. Revenue from sales to Targus increased by $5.0 million, or 26.3% to $24.2 million for the nine months ended September 30, 2008 compared to $19.2 million for the nine months ended September 30, 2007, primarily as a result of Targus’ increased market penetration into consumer electronics and office supply superstore retail outlets. Revenue from sales of high power products to RadioShack increased by $2.2 million, or 58.2% to $6.0 million for the nine months ended September 30, 2008 compared to $3.8 million for the nine months ended September 30, 2007, primarily as a result of improvements in RadioShack’s merchandising of our products. Revenue from sales of high power products to all other customers decreased by $123,000, or 3.8% to $3.1 million for the nine months ended September 30, 2008 compared to $3.2 million for the nine months ended September 30, 2007.
     Low-Power Group. The increase in Low-Power Group revenue was primarily due to sales growth of our family of low-power products as a result of what we believe to be increased consumer awareness and further market penetration of our products and technology. The increase was primarily attributable to revenue from sales of low-power products to RadioShack, which increased by approximately $1.7 million, or 14.9% to $13.2 million for the nine months ended September 30, 2008 compared to $11.5 million for the nine months ended September 30, 2007 as a result of improvements in RadioShack’s merchandising of our products. Revenue from sales of low-power products to other customers increased by approximately $1.0 million or 29.8% to $4.4 million for the nine months ended September 30, 2008 compared to $3.4 million for the nine months ended September 30, 2007, primarily as a result of improvements made by AT&T in the merchandising of our products in their wireless retail stores. Revenue from sales of foldable keyboard products, a product line that was discontinued in the fourth quarter of 2007, decreased by approximately $2.4 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. We expect Low-Power Group revenue to continue to increase during the remainder of 2008 as a result of anticipated further gains in market penetration of our iGo branded products into mobile wireless carriers, distributors and retailers largely through our own sales efforts.
     Connectivity Group. Connectivity Group revenue consisted of approximately $5.3 million in Mission Technology Group’s sales of docking and expansion products for the nine months ended September 30, 2008, compared to approximately $3.8 million in Mission Technology Group revenue for the nine months ended September 30, 2007. The Connectivity Group also recorded $1.4 million in revenue prior to our sale of the business to Mission Technology Group in April 2007. We anticipate Mission Technology Group’s future revenues will be consistent with historical results.
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

	Nine Months	Nine Months
	Ended	Ended	Increase/(decrease)	Percentage change from
	September 30,	September 30,	from same period in	the same period in the
	2008	2007	the prior year	prior year
Cost of revenue	$40,456	$44,179	$(3,723)	(8.4)%

Gross profit	$17,127	$13,231	$3,896	29.4%

Gross margin	29.7%	23.0%	6.7%	29.1%
     The increase in gross profit was primarily due to a decrease in indirect product overhead expenses of $6.6 million, or 67.4%, to $3.2 million, or 5.5% of revenue, during the nine months ended September 30, 2008 as compared to $9.8 million, or 17.1% of revenue, during the nine months ended September 30, 2007. The decrease in indirect product overhead costs was due primarily to a decrease in inventory write-downs of $4.6 million. Offsetting these improvements, direct margin, which excludes labor and overhead costs, decreased to 35.3% for the nine months ended September 30, 2008 compared to 39.5% for the nine months ended September 30, 2007 due primarily to increasing pricing pressure from private-label resellers in the high-power retail channel. As a result of these factors, cost of revenue as a percentage of revenue decreased to 70.3% for the nine months ended September 30, 2008 from 77.0% for the nine months ended September 30, 2007.
     Sales and marketing. Sales and marketing expenses generally consist of salaries, commissions and other personnel-related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. The following table summarizes the year-over-year comparison of our sales and marketing expenses for the periods indicated (amounts in thousands):

	Nine Months	Nine Months
	Ended	Ended	Decrease	Percentage change
	September 30,	September 30,	from same period	from the same period
	2008	2007	in the prior year	in the prior year
Sales and marketing	$6,576	$7,683	$(1,107)	(14.4)%

     The decrease in sales and marketing expenses primarily resulted from reduced investment in nationwide newspaper and radio advertising campaigns in the United States. Specifically, advertising expense decreased by $703,000 for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 and personnel-related expense decreased by $676,000 for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, due primarily to the organizational restructuring that occurred in July 2007. These decreases were partially offset by an increase of $294,000 in trade show expense and web site development for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. As a percentage of revenue, sales and marketing expenses decreased to 11.4% for the nine months ended September 30, 2008 from 13.4% for the nine months ended September 30, 2007.
     Research and development. Research and development expenses consist primarily of salaries and personnel-related costs, outside consulting, lab costs and travel-related costs of our product development group. The following table summarizes the year-over-year comparison of our research and development expenses for the periods indicated (amounts in thousands):

	Nine Months	Nine Months
	Ended	Ended	Decrease from	Percentage change from
	September 30,	September 30,	same period	the same period in the
	2008	2007	in the prior year	prior year
Research and development	$2,612	$4,303	$(1,691)	(39.3)%
     The decrease in research and development expenses primarily resulted from reduced personnel expenses directly relating to the impact of an organizational restructuring that occurred in July 2007, as well as a reduction in professional fees of $346,000. As a percentage of revenue, research and development expenses decreased to 4.5% for the nine months ended September 30, 2008 from 7.5% for the nine months ended September 30, 2007.
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

	Nine Months	Nine Months
	Ended	Ended	Decrease	Percentage change
	September 30,	September 30,	from same period	from the same period
	2008	2007	in the prior year	in the prior year
General and administrative	$9,117	$11,711	$(2,594)	(22.2)%
     The decrease in general and administrative expenses primarily resulted from decreases of $1.8 million in personnel related expenses including $614,000 in separation expense incurred in connection with the retirement of our former chief executive officer. Non-cash equity compensation decreased by $656,000 to $1.6 million for the nine months ended September 30, 2008 from $2.2 million for the nine months ended September 30, 2007, due primarily to the organizational restructuring that occurred in July 2007 and the resignation of a board member that occurred in May 2008. General and administrative expenses as a percentage of revenue decreased to 15.8% for the nine months ended September 30, 2008 from 20.4% for the nine months ended September 30, 2007.
     Interest income, net. Although cash and investments have increased to $26.7 million at September 30, 2008 compared to $24.9 million at December 31, 2007, net interest income decreased by $179,000 to $668,000 for the nine months ended September 30, 2008 compared to $847,000 for the nine months ended September 30, 2007 due to generally decreasing interest and investment rates of return during the nine months ended September 30, 2008.
     Gain on disposal of assets and other income, net. Gain on disposal of assets and other income, net was $397,000 for the nine months ended September 30, 2008 and $2.2 million for the nine months ended September 30, 2007. During the nine months ended September 30, 2007, we recorded a gain on the sale of intellectual property assets, net of loss on the disposal of related license assets in the amount of $1.6 million. Other income during the nine months ended September 30, 2008 consisted primarily of a gain of $207,000 realized upon collection of notes receivable in excess of book value relating to the sale of handheld software assets that occurred in 2004.
     Litigation settlement income. Certain former officers of iGo Corporation had sought potential indemnification claims against our wholly-owned subsidiary, iGo Direct Corporation, relating to an SEC matter involving such individuals (but not involving us) that related to matters that arose prior to our acquisition of iGo Corporation in September 2002. We initiated litigation against the carrier of iGo Corporation’s directors’ and officers’ liability insurance for coverage of these claims under its insurance policy. During 2006, we reached settlement agreements with two of the three former officers of iGo Corporation that were seeking indemnification from us and during the quarter ended March 31, 2008, we settled our litigation with iGo Corporation’s former insurance carrier, obtaining reimbursement from the insurance carrier in the amount of $1,500,000. Further, in connection with our settlement with the insurance carrier, we reached a settlement agreement with the last of the three former officers of iGo Corporation and reimbursed him $828,000 in final settlement of all his indemnification claims. We recorded net litigation settlement income of $672,000 during the nine months ended September 30, 2008. On July 18, 2008, the SEC announced it had settled its case against each of the three former officers of iGo Corporation.
     Minority interest. Minority interest represents the portion of our net earnings which is attributable to the collective ownership interests of minority investors. As previously discussed, we have included the operating results of Mission Technology Group, in which we maintain a 15% equity interest, in our consolidated financial statements. Minority interest represents the 85% share in the net earnings of Mission Technology Group held by other owners. We recorded $210,000 in minority interest for the nine months ended September 30, 2008, as Mission Technology Group has reported an increase in net income for the nine months ended September 30, 2008. We recorded minority interest of $187,000 for the nine months ended September 30, 2007.
     Income taxes. No provision for income taxes was required for the three months ended September 30, 2008 and 2007. Based on historical operating losses and projections for future taxable income, we have determined that it is more likely than not that we will not fully realize the benefits of the net operating loss carryforwards. As a result, we have recorded a full valuation allowance against the related deferred tax asset. We have not, therefore, recorded a tax benefit from our net operating loss carryforwards for either of the nine months ended September 30, 2008 or September 30, 2007.
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
     We expect gross margin to decrease slightly during the fourth quarter of 2008 from the 29.7% gross margin recorded for the nine months ended September 30, 2008, as we expect increased downward margin pressure on our high-power products.
     We expect operating expenses related to our power businesses to remain consistent during the fourth quarter of 2008 compared to the nine months ended September 30, 2008, as we expect reduced general and administrative expenses, offset by increased spending in sales and marketing and research and development.
     We expect the operating results of Mission Technology Group for the fourth quarter of 2008, which are included in our Connectivity Business Segment, to approximate the operating results of Mission Technology Group for the third quarter of 2008.
     We do not expect to record any income tax expense in 2008. We anticipate reversing the previously recorded valuation allowance when we no longer have cumulative losses in recent years, coupled with a forecast of continued profitability. Subsequent to the reversal of the deferred tax asset valuation allowance, we will recognize non-cash income tax expense and potential alternative minimum tax.
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
Liquidity and Capital Resources
     Cash and Cash Equivalents. Our available cash and cash equivalents are held in bank deposits and money market funds in the United States and the United Kingdom. Our intent is that the cash balances will remain in these countries for future growth and investments and we will meet any liquidity requirements in the United States through ongoing cash flows, external financing, or both. We actively monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal while secondarily maximizing yield on those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities. To date, we have experienced no material loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.
     At any point in time we have funds in our operating accounts and customer accounts that are with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor the cash balances in our operating accounts and adjusts the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets.
     Our primary use of cash has been to fund our operating losses, working capital requirements, acquisitions and capital expenditures necessitated by our growth. The growth of our business has required, and will continue to require, investments in accounts receivable and inventories. In addition to our cash flow from operations, our primary sources of liquidity have been funds provided by issuances of equity securities and proceeds from the sale of intellectual property assets. We cannot assure you that these sources will be available to us in the future.
     The following table sets forth for the period presented certain consolidated cash flow information (amounts in thousands):

	Nine Months Ended September 30,
	2008	2007
Net cash provided by operating activities	$1,990	$1,202
Net cash provided by investing activities	1,710	9,376
Net cash provided by financing activities	28	(1,903)
Foreign currency exchange impact on cash flow	(41)	17

Increase in cash and cash equivalents	$3,687	$8,692

Cash and cash equivalents at beginning of period	$15,908	$9,201

Cash and cash equivalents at end of period	$19,595	$17,893

•	Net cash provided by operating activities. Cash was provided by operating activities for the nine months ended September 30, 2008 primarily as a result of collections of accounts receivable and sales of inventory, partially offset by use of cash to pay suppliers. For the remainder of 2008, we expect operating activities and changes in working capital to have a relatively neutral effect on cash flows. Our consolidated cash flow operating metrics are as follows:

	September 30,
	2008	2007
Days outstanding in ending accounts receivable (“DSOs”)	77	80
Inventory turns	14	10
The decrease in DSOs at September 30, 2008 compared to September 30, 2007, was primarily due to the reductions in accounts receivable from Dell and Lenovo due to the loss of those accounts, combined with the faster timing of payments received from our large private-label reseller customer, Targus. We expect DSOs will remain consistent for the balance of 2008 as a result of anticipated timing of cash receipts from our customers. The increase in inventory turns was primarily due to excess and obsolete inventory charges recorded during 2007 relating to our connectivity, low-power and keyboard inventories. We expect to manage inventory growth during 2008 and 2009 and we expect inventory turns to remain consistent for the balance of 2008.
•	Net cash provided by investing activities. For the nine months ended September 30, 2008, net cash was provided by investing activities as we generated proceeds from the sale of investments of $2.0 million. We anticipate future investment in capital equipment, primarily for tooling equipment to be used in the production of new products.

•	Net cash provided by financing activities. Net cash provided by financing activities for the nine months ended September 30, 2008 was primarily from net proceeds from the exercises of stock options and warrants. Although we expect to generate cash flows from operations sufficient to support our operations, we may issue additional shares of stock in the future to generate cash for growth opportunities.
     Investments. At September 30, 2008, our investment in marketable securities included seven corporate bonds and six commercial paper instruments issued by various companies with a total fair value of approximately $7.1 million. Nine of these securities were in an unrealized loss position. The unrealized loss as of September 30, 2008 represents less than 1% of the book value of all marketable securities in the portfolio.
     We believe we have the ability to hold all marketable securities to maturity. However, we may dispose of securities prior to their scheduled maturity due to changes in interest rates, prepayments, tax and credit considerations, liquidity or regulatory capital requirements, or other similar factors. As a result, we classify all marketable securities as available-for-sale. These securities are reported at fair value based on third-party broker statements, which represents level 2 in the FAS 157 fair value hierarchy, with unrealized gains and losses, reported in stockholders’ equity as a separate component of accumulated other comprehensive income.
     Financing Facilities. In July 2008, the line of credit we had entered into in July 2006 expired and we elected to not renew this credit facility due to our current cash and investment position. In the future, debt financing may not be available to us in amounts or on terms that are acceptable to us.
     Contractual Obligations. In our day-to-day business activities, we incur certain commitments to make future payments under contracts such as operating leases and purchase orders. Maturities under these contracts are set forth in the following table as of September 30, 2008 (amounts in thousands):

	Payment due by period
	2008	2009	2010	2011	2012	More than 5 years
Operating lease obligations	$70	$345	$431	$440	$444	$531

Inventory purchase obligations	13,885	—	—	—	—	—

Other long-term obligations	—	—	—	—	—	—

Totals	$13,955	$345	$431	$440	$444	$531

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
     Net Operating Loss Carry-forwards. As of September 30, 2008, we had approximately $114 million of federal, foreign and state net operating loss carry-forwards which expire at various dates. We anticipate that the sale of common stock in our initial public offering and in subsequent private offerings, as well as the issuance of our common stock for acquisitions, coupled with prior sales of common stock will cause an annual limitation on the use of our net operating loss carry-forwards pursuant to the change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended. This limitation is expected to have a material effect on the timing of our ability to use the net operating loss carry-forwards in the future. Additionally, our ability to use the net operating loss carry-forwards is dependent upon our level of future profitability, which cannot be determined.
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
     See “Liquidity and Capital Resources” for further discussion of our financing facilities and capital structure. Market risk, calculated as the potential change in fair value of our cash and cash equivalents and investments resulting from a hypothetical 1.0% (100 basis point) change in interest rates, was not material at September 30, 2008.
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
     Changes in Internal Control Over Financial Reporting — There were no changes in our internal control over financial reporting during the three months ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On June 8, 2007, the Company filed a complaint for patent infringement against Comarco, Inc. and Comarco Wireless Technologies, Inc. (“Comarco”) in the United States District Court for the Eastern District of Texas, Case No. 5:07cv84. On July 1, 2008, the court in Texas accepted a joint motion filed by the parties to transfer this case to the United States District Court for the District of Arizona. As a result, this case is now before the United States District Court for the District of Arizona, Case No. CV 08-1224. In connection with this motion, the parties entered into a joint stipulation, which was accepted by the court, to stay this lawsuit until January 5, 2009 so that the parties may pursue a mutually acceptable resolution. With respect to the merits of this case, the Company asserts in the complaint that Comarco’s line of universal power adapters for mobile electronic devices infringe upon the Company’s patented intelligent tip architecture.  Specifically, the Company alleges that Comarco’s products infringe U.S. Patent Nos. 6,976,885 and 7,153,169.  The Company, in its complaint, is seeking to enjoin Comarco from further infringement of the patents as well as compensatory and treble damages and reimbursement of attorneys’ fees and expenses associated with this action. Comarco has filed an answer denying the Company’s claims and asserting counterclaims against the Company for breach of contract under a settlement agreement executed between the parties in July 2003 and infringement of Comarco’s U.S. Patent No. 6,172,884. Comarco, in its answer and counterclaim is seeking a declaration that it has not infringed the Company’s patents, a declaration that such patents are invalid and unenforceable, a declaration that the Company has breached the terms of the parties’ settlement agreement, and injunctive relief against the Company from further infringement of Comarco’s patent, as well as compensatory and treble damages and reimbursement of attorneys’ fees and expenses associated with this action.
     We are from time to time involved in various legal proceedings other than those set forth above incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on our business, financial condition, results of operations or liquidity.
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I. “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from the disclosure included in our Annual Report on Form 10-K, except as noted below. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
     Economic conditions, political events, war, terrorism, public health issues, natural disasters and other circumstances could materially adversely affect our operations and performance.
     Our operations and performance, including collection of our accounts receivable, depend significantly on worldwide economic conditions and their impact on levels of consumer spending, which have recently deteriorated significantly in many countries and regions, including without limitation the United States, and may remain depressed for the foreseeable future. For example, some of the factors that could influence the levels of consumer spending include volatility in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, increased unemployment (particularly with office workers), access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for our products and services and on our financial condition and operating results.
     In addition, war, terrorism, geopolitical uncertainties, public health issues, and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a strong negative effect on us and our suppliers, logistics providers, manufacturing vendors and customers. Our business operations are subject to interruption by natural disasters, fire, power shortages, terrorist attacks, and other hostile acts, labor disputes, public health issues, and other events beyond our control. Such events could decrease demand for our products, make it difficult or impossible for us to make and deliver products to our customers or to receive components from our suppliers, and create delays and inefficiencies in our supply chain. Should major public health issues, including pandemics, arise, we could be negatively affected by more stringent employee travel restrictions, additional limitations in freight services, governmental actions limiting the movement of products between regions, delays in production ramps of new products, and disruptions in the operations of our manufacturing vendors and component suppliers.
ITEM 5 OTHER INFORMATION
     (b) On September 24, 2008, iGo’s Board of Directors approved an amendment to its Bylaws primarily to reflect recent statutory and case law developments. More specifically, Article II, Section 11 of the Bylaws was added to formulate a more current and comprehensive bylaw relating to the advance notice of stockholder business and director nominations. This change is intended to foreclose potential disputes over matters relating to the requisite advance notice and treatment of stockholder business and director nominations. This new provision requires the stockholder giving notice of a stockholder proposal to describe, among other things, any agreement, arrangement and understanding between or among such stockholder, any beneficial owner, any of their respective affiliates or associates and any others acting in concert with any of the foregoing with respect to the nomination or proposal. The time period during which notices must be delivered was revised to provide a 90 — 120 day window pegged to the anniversary of the preceding year’s annual meeting, rather than the date of the prior year’s proxy statement. The amendment also clarifies that the public announcement of an adjournment or postponement of an annual or special meeting will not commence a new time period for the giving of notice. This amendment enhances the Board of Directors’ ability to prepare for and address issues that could arise at stockholder meetings, while safeguarding the rights of stockholders to make director nominations or business proposals. The amendment was effective immediately. In addition, on September 24, 2008, the Board approved amendments to its Director Nominations Policy in order to ensure that the manner in which stockholders may nominate directors is consistent with the Company’s Third Amended and Restated Bylaws.
     The preceding description is qualified in its entirety by reference to iGo’s Third Amended and Restated Bylaws, which were filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2008 and are incorporated herein by reference. A copy of iGo’s amended and restated Director Nominations Policy is available on the Company’s website at www.corporate.igo.com.
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

IGO, INC.
Dated: October 31, 2008	By:	/s/ Michael D. Heil
Michael D. Heil
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

	By:	/s/ Joan W. Brubacher
Joan W. Brubacher
Executive Vice President and Chief Financial Officer and Authorized Officer of Registrant (Principal Financial Officer)

	By:	/s/ Darryl S. Baker
Darryl S. Baker
Vice President, Chief Accounting Officer and Controller

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1	Certificate of Incorporation of the Company (1)

3.2	Articles of Amendment to the Certificate of Incorporation of the Company dated as of June 17, 1997 (2)

3.3	Articles of Amendment to the Certificate of Incorporation of the Company dated as of September 10, 1997 (1)

3.4	Articles of Amendment to the Certificate of Incorporation of the Company dated as of July 20, 1998 (1)

3.5	Articles of Amendment to the Certificate of Incorporation of the Company dated as of February 3, 2000 (1)

3.6	Articles of Amendment to the Certificate of Incorporation of the Company dated as of March 31, 2000 (2)

3.7	Certificate of Designations, Preferences, Rights and Limitations of Series G Junior Participating Preferred Stock of iGo, Inc. (3)

3.8	Certificate of Ownership and Merger effecting name change to iGo, Inc. (4)

3.9	Certificate of Elimination of Series C, Series D, Series E and Series F Preferred Stock (4)

3.10	Third Amended and Restated Bylaws of the Company (4)

10.1	Fifth Amendment to Lease Agreement, dated as of August 27, 2008*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith

**	Furnished herewith

(1)	Previously filed as an exhibit to Registration Statement No. 333-30264 dated February 11, 2000.

(2)	Previously filed as an exhibit to Amendment No. 2 to Registration Statement No. 333-30264 on Form S-1 dated May 4, 2000.

(3)	Previously filed as an exhibit to Current Report on Form 8-K filed June 19, 2003.

(4)	Previously filed as an exhibit to Current Report on Form 8-K filed September 26, 2008.