Form 10-K
period 2008-12-31
iGo, Inc.
filed 2009-03-13
CIK 1075656

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Large Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)
Accelerated Filer ☐
Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2008) was approximately $27million.

There were 32,108,737 shares of the registrant’s common stock issued and outstanding as of March 11, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Form 10-K.

iGo, Inc.
FORM 10-K

DISCLOSURE CONCERNING FORWARD-LOOKING STATEMENTS

This report contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “expect,” “anticipate,” “estimate” and other similar statements of expectations identify forward-looking statements. Forward-looking statements in this report can be found in the “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections as well as other sections of this report and include, without limitation, expectations regarding our anticipated revenue, gross profit, gross margin, and related expenses for 2009 as well as our anticipated cash flows in 2009; our anticipated penetration of the wireless carrier, dealer/agent, and distributor markets; the expected growth in sales of power products for high-power mobile electronic devices and expanded international distribution; expectations regarding future customer product orders; our reliance on distributors and resellers for the distribution and sale of our products; beliefs relating to our competitive advantages and the market need for our products; our belief that our present vendors have sufficient capacity to meet our supply requirements; the expected availability of cash and liquidity; expected market and industry trends; beliefs relating to our distribution capabilities and brand identity; expectations regarding the success of new product introductions; the anticipated strength, and ability to protect, our intellectual property portfolio; our intentions to continue and develop power products in existing and new markets; our intentions to recruit a broad base of retailers and distributors for our tip technology; our expectations that existing and new distributor, reseller and retailer distribution networks will help us diversify and stabilize our customer base; our intention to continue to make capital expenditures and pursue opportunities to acquire businesses, products and technologies; our expectation that a small number of customers will continue to represent a substantial percentage of our sales; expectations about inventory levels we will be required to maintain and future sales returns; our expectations about competition; our long term goals to establish an inventory standard for all mobile electronic power products based on our tip technology; the impact of the current economic rescission on our industry in general, and specifically on the Company; trends in key operating metrics, including days outstanding in accounts receivable and inventory turns; the possibility that we may issue additional shares of stock; our intention and ability to hold marketable securities to maturity; our intentions about employing hedging strategies; our expectations regarding the outcome and anticipated impact of various legal proceedings in which we are involved. These forward-looking statements are based largely on our management’s expectations and involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include those discussed herein under the heading “Risk Factors” and those set forth in other sections of this report and in other reports that we file with the Securities and Exchange Commission. Additional factors that could cause actual results to differ materially from those expressed in these forward-looking statements include, among others, the following:

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

iGo®, iGo dualpower®, iGo powerXtendertm and Juice® are trademarks or registered trademarks of iGo, Inc. or its subsidiaries in the United States and other countries. Other names and brands may be claimed as the property of others.

PART I

Item 1.	Business

Our Company

We are a leading provider of innovative products and solutions for the mobile electronics industry. We utilize our proprietary technology to design and develop products that make mobile electronic devices more efficient and cost effective, thus enabling users higher utilization of their mobile devices. We believe our competitive advantages include our extensive intellectual property portfolio, the innovative designs and multi-function capabilities of our products, and our private-label reseller, distribution, wireless carrier, and retail relationships.

We have created a broad base of branded and private-label products that focus primarily on providing accessories for mobile electronic devices. These products primarily include power accessories and connectivity solutions. We primarily sell our products through private-label resellers, such as Targus Group International; retailers, such as RadioShack Corporation; resellers, such as Ingram Micro, Inc.; wireless carriers, such as AT&T; and directly to end users through our iGo brand website, www.igo.com. In the past, we sold power accessories to original equipment manufacturers, or OEMs.

Our power products, marketed either under a private-label or our iGo brand, include our range of AC, DC, combination AC/DC, and battery-powered universal power adapters. Our combination AC/DC power adapters allow users to charge a variety of their mobile electronic devices from AC power sources located in a home, office or hotel room, as well as DC power sources located in automobiles, planes and trains. Our battery-powered universal power adapters, such as the iGo powerXtender, allow users to charge a variety of their mobile electronic devices when they do not have access to an AC or DC power source. Each of these adapters utilizes our patented intelligent tip technology, which allows the use of a single power adapter with interchangeable tips to charge a variety of mobile electronic devices, including portable computers, mobile phones, MP3 players, smartphones, PDAs, portable gaming consoles and other handheld devices. When our power adapters are combined with a multiple output connector accessory, such as the iGo dualpower or iGo power splitter, the user can also simultaneously charge multiple mobile electronic devices.

We were formed as a limited liability company under the laws of the State of Delaware in May 1995, and were converted to a Delaware corporation by a merger effected in August 1996, in which we were the surviving entity. We changed our name from Electronics Accessory Specialists International, Inc. to Mobility Electronics, Inc. on July 23, 1998 and on May 21, 2008 we changed our name to iGo, Inc. Our principal executive office is located at 17800 N. Perimeter Drive, Suite 200, Scottsdale, Arizona 85255, and our telephone number is (480) 596-0061.

We have three operating business segments, consisting of High-Power Group, Low-Power Group and Connectivity Group. For additional information regarding revenue, operating results and assets by business segment, product type and geographic region, see Note 17 to the Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K.

Our Industry

Over the past two decades, technological advancements in the electronics industry have greatly expanded mobile device capabilities. Mobile electronic devices, many of which can be used for both business and personal purposes, include portable computers, mobile phones, smartphones, portable digital assistants (PDAs), handheld devices, digital cameras, portable DVD players, MP3 players, and portable game consoles. The popularity of these devices is benefiting from reductions in size, weight and cost and improvements in functionality, storage capacity and reliability. In addition, advances in wireless connectivity technologies, such as Bluetooth® wireless technology and Wi-Fi, have enabled remote access to data networks and the Internet.

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

Our products support mobile electronic devices in several market categories.

•	Portable Computer Market. According to IDC, a subsidiary of International Data Group, a technology media and research company, the worldwide market for portable computers is expected to grow at a compounded annual growth rate, or CAGR, of about 16.8% from approximately 187 million units in 2009 to about 298 million units in 2012. The U.S. market is expected to grow at a CAGR of about 14.1% from approximately 41 million units in 2009 to about 61 million units in 2012.

•	Low Power Mobile Electronic Devices. According to IDC, the worldwide market for low power mobile electronic devices, which includes mobile phones, converged mobile devices, PDAs, portable media players, and portable game consoles is expected to grow at a CAGR of about 1.6% from approximately 1.9 billion units in 2009 to about 2 billion units in 2012. The U.S. market is expected to remain flat at approximately 317 million units in 2009 compared to about 316 million units in 2012.

•	Handheld and Converged Mobile Device Market. According to IDC, the worldwide market for converged mobile devices, which includes smartphones and other handheld devices with telephony and data capabilities, is expected to grow at a CAGR of about 19.6% from approximately 198 million units in 2009 to about 339 million units in 2012. The U.S. market for converged mobile devices is expected to grow at a CAGR of about 19.7% from approximately 50 million units in 2009 to about 85 million units in 2012.

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

Continue To Develop Innovative Products.  We have a history of designing and developing highly differentiated products to serve the needs and enhance the experience of mobile electronic device users. We intend to continue to develop and market a broad range of highly differentiated power and complementary products that address additional markets in which we choose to compete. We also intend to protect our intellectual property position in these markets by aggressively filing for additional patents on an ongoing basis and, as necessary, pursuing infringers of our intellectual property.

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

Source complementary non-power accessories.  We intend to source a variety of non-power accessories that are complementary to our power products. Our strategy is to market a broad assortment of products that accessorize mobile electronic devices under the brand name “iGo.”

Broaden Distribution of iGo Branded Product.  We intend to develop relationships with a broader set of retailers and wireless carriers, some of whom may be served through distribution partners, to expand the market availability of our iGo branded products. We expect that these relationships will allow us to diversify our customer base, add stability and decrease our traditional reliance upon a limited number of private label resellers. We also expect that these relationships will significantly increase the availability and exposure of our products, particularly among large national and international retailers and wireless carriers.

Our Products

We provide a broad range of power products designed to satisfy the needs of the mobile electronic device user while traveling, at home or in the office. The following is a description of our primary products by category, which are sold both under our iGo brand and the brands of our private-label reseller, distribution and retail customers.

Power Products.  We offer a range of universal AC, DC, combination AC/DC and battery-powered adapters that are designed for use with portable computers, as well as a variety of other low power mobile electronic devices, including mobile phones, smartphones, PDAs, digital cameras, MP3 players, and portable game consoles.

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

adapters. Sales of our portable computer power products represented approximately 59%, 62% and 60% of our total revenue for the years ended December 31, 2008, 2007 and 2006, respectively.

•	Power Products for Low-Power Mobile Electronic Devices. During 2004, we introduced our first power adapters designed for use with mobile electronic products with power requirements lower than those of portable computers, such as mobile phones, smartphones, PDAs, digital cameras, MP3 players, and portable game consoles. These products include a range of DC cigarette lighter adapters, mobile AC adapters, combination AC/DC adapters, and battery-powered adapters. This family of power adapters also utilizes our patented intelligent and interchangeable tip technology which allows a single power adapter to plug into a substantial number of mobile electronic devices other than portable computers. When combined with our optional iGo dualpower or iGo power splitter accessories, the user of these power adapters can simultaneously charge multiple mobile electronic devices. Sales of these power adapters represented approximately 30%, 25%, and 16% of our total revenue for the years ended December 31, 2008, 2007 and 2006, respectively.

Accessories.  In the past we have also marketed a number of mobile device accessories such as monitor stands, portable computer stands and foldable keyboards. Sales of these products represented approximately 1%, 4%, and 4% of our total revenue for the years ended December 31, 2008, 2007, and 2006, respectively.

Expansion and Docking Products.  In April 2007, we sold the expansion and docking business to Mission Technology Group. Mission Technology Group’s results of operations are consolidated with ours because Mission Technology Group is obligated to repay the promissory notes it issued to us in connection with this sale, and we have determined that we are the primary beneficiary of this variable interest entity. Mission Technology Group offers a variety of PCI slot expansion products for portable computers, desktop computers and servers. For more information, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments, and — Critical Accounting Policies and Estimates, Variable Interest Entities.” Sales of expansion and docking products represented approximately 10%, 9%, and 6% of our total revenue for the years ended December 31, 2008, 2007 and 2006, respectively.

Sales and Marketing

We market and sell our products on a worldwide basis to private-label resellers, retailers, resellers, distributors, wireless carriers and directly to end users through our iGo.com website. Our sales organization is primarily aligned along our core retail and distribution channels and geographies throughout North America and Europe. During 2008, approximately 45% of our sales were through private label resellers and OEMs, and approximately 45% of our sales were through retailers and distributors.

Our total global revenue consisted of the following regional results: North American sales of $73.9 million, or 96% of our consolidated revenue; Asia Pacific sales of $1.1 million, or 1% of our consolidated revenue; and European sales of $2.1 million, or 3% of our consolidated revenue.

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

Customers

We sell to private-label resellers, distributors, resellers, retailers and directly to end users through our iGo.com website. Our largest customers for 2008 included:

Private Label Resellers

Targus

Retailers/Distributors

Airport Wireless
Brookstone
Hudson News
Ingram Micro
Inmotion Pictures
Microcel
RadioShack
Superior Communications
Wynit

As groups, the Private Label Resellers and Retailers / Distributors listed in the table above accounted for 42% and 43%, respectively, of revenue for the year ended December 31, 2008, compared to 35% and 34% for the year ended December 31, 2007 and 25% and 23% for the year ended December 31, 2006. Our distributors sell a wide range of our products to value-added resellers, system integrators, cataloguers, major retail outlets and certain OEM fulfillment outlets worldwide.

Targus, which is a private-label reseller of accessories for mobile electronic devices, accounted for 42% of our revenue for the year ended December 31, 2008. RadioShack, a retailer of consumer electronic devices, accounted for 33% of our revenue for the year ended December 31, 2008. The loss of any one or more of Targus, RadioShack or any of our remaining other major customers would likely have a material adverse effect on our business. No customer other than Targus or RadioShack accounted for greater than 10% of sales for the year ended December 31, 2008.

For our distribution and retail customers, we build product and maintain inventory at various third-party warehouses that are under our control until these customers place, and we fulfill, purchase orders for this product. For private label resellers, we build product to the private label resellers’ orders, who take possession of the inventory upon delivery to a freight forwarder. For wireless carriers, we retain ownership of inventory until the product sells through to consumers.

As is generally the practice in our industry, a portion of our sales to distributors and retailers is generally under terms that provide for stock balancing return privileges and price protection. Accordingly, we make a provision for estimated sales returns and other allowances related to those sales. Returns, which are netted against our reported revenue, were approximately 1% of revenue for the years ended December 31, 2008 and 2007, respectively. Also, as is generally the practice in our industry, our OEM and private-label reseller customers only have return rights in the event that our product is defective. Accordingly, we make a provision for estimated defective product warranty claims for these customers. Defective product warranty claims were less than 1% of revenue for the years ended December 31, 2008 and 2007, respectively.

Backlog

Our backlog at February 24, 2009 was approximately $9.7 million, compared with backlog of approximately $10.4 million at February 21, 2008. Backlog includes orders confirmed with a purchase order for products scheduled to be shipped within 90 days to customers with approved credit status. Because of the generally short cycle between order and shipment and occasional customer changes in delivery schedules or cancellation of orders (which are made without significant penalty), we do not believe that our backlog, as of any particular date, is necessarily indicative of actual net sales for any future period.

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

As of December 31, 2008, our research and development group consisted of 14 people who are responsible for hardware and software design and product testing. Mission Technology Group employed eight research and development personnel at December 31, 2008. Electrical design services are provided to us by several of our outsource partners under the supervision of our in-house research and development group. Amounts spent on research and development for the years ended December 31, 2008, 2007, and 2006 were $3.5 million, $5.2 million, and $7.8 million, respectively.

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

We purchase the principal components of our products from outside vendors. The terms of supply contracts are negotiated by us or our manufacturing partners with each vendor. We believe that our present vendors have sufficient capacity to meet our supply requirements and that alternative production sources for most components are generally available without interruption, however, several vendors are sole sourced. In order to ensure timely delivery of products to customers, from time to time, we issue letters of authorization to our suppliers that authorize them to secure long lead components in advance of purchase orders for products. Further information about commitments and contingencies relating to letters of authorization is contained in Note 19 to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.

The majority of our private-label products are shipped by our outsource manufacturers to our private-label reseller customers or their fulfillment hubs. We employ the services of an outsource logistics company to efficiently manage the packaging and shipment of our iGo branded products to our various retail and distribution channels.

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

Although we believe that our products compete favorably with respect to such factors, there can be no assurance that we can maintain our competitive position against current or potential competitors, especially those with greater financial, marketing, service, support, technical or other competitive resources. However, we believe that our innovative products, coupled with our strategic relationships with private-label resellers, retailers, resellers, distributors, and wireless carriers provide us with a competitive advantage in the marketplace.

Our power products primarily compete with products offered by low-cost manufacturers of model-specific adapters and specialized third party mobile computing accessory companies, including American Power Conversion, Belkin, Comarco, Lind, and RRC Power Solutions. In addition, we compete with the internal design efforts of some of our customers.

Proprietary Rights

We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyrights, trademarks, and trade secret laws. We have a program to file applications for and obtain patents, copyrights, and trademarks in the United States and in selected foreign countries where we believe filing for such protection is appropriate. We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements. As of March 6, 2009, we held approximately

237 patents and patents pending worldwide relating to our power technology. There can be no assurance, however, that the rights we have obtained can be successfully enforced against infringing products in every jurisdiction. Although we believe the protection afforded by our patents, copyrights, trademarks, and trade secrets has value, the rapidly changing technology in our industry and uncertainties in the legal process make our future success dependent primarily on the innovative skills, technological expertise, and management abilities of our employees rather than on the protection afforded by patent, copyright, trademark, and trade secret laws.

Some of our products are also designed to include software or other intellectual property licensed from third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products, we believe, based upon past experience and standard industry practice that such licenses generally could be obtained on commercially reasonable terms. Nonetheless, there can be no assurance that the necessary licenses would be available on acceptable terms, if at all. Our inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could have a material adverse effect on our business, operating results, and financial condition. Moreover, inclusion in our products of software or other intellectual property licensed from third parties on a nonexclusive basis can limit our ability to protect our proprietary rights in our products.

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

Employees

As of December 31, 2008 we had 63 full-time employees, 55 located in the United States, 5 located in Asia and 3 located in Europe, including 10 employed in operations, 14 in engineering, 23 in sales and marketing and 16 in administration. We engage temporary employees from time to time to augment our full time employees, generally in operations. None of our employees are covered by a collective bargaining agreement. We believe we have good relationships with our employees. Mission Technology Group had 30 full-time employees at December 31, 2008.

Available Information

Our website is www.igo.com. Information on our website is not incorporated by reference into this Form 10-K and should not be considered part of this report or any other filing we make with the SEC. We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. Through a link on the Investor Relations section of the corporate page of our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings are available free of charge.

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

We have experienced significant operating losses since inception and, as of December 31, 2008, have an accumulated deficit of $131 million. We intend to make expenditures on an ongoing basis to support our operations, primarily from cash generated from operations and, if available, from lines of credit, as we develop and introduce new products and expand into new markets. If we do not achieve revenue growth sufficient to absorb our planned expenses, we will experience additional losses in future periods. In addition, there can be no assurance that we will achieve or sustain profitability.

Our future success is dependent on market acceptance of our power products, particularly in light of the divestiture of our connectivity business and our decision to discontinue the production and marketing of our foldable keyboard products. If acceptance of our power products does not continue to grow, we will not be able to increase or sustain our revenue, and our business will be severely harmed. If we do not achieve widespread market acceptance of our power products and technology, we may not maintain our existing revenue or achieve anticipated revenue. For example, we currently derive a material portion of our revenue from the sale of our power adapter products. These universal power adapters represent a relatively new product category in the mobile electronics industry. We anticipate that a material portion of our revenue in the foreseeable future will be derived from our family of universal power products and similar power products in this relatively new market category that we are currently developing or plan to develop. We can give no assurance that this market category will develop sufficiently to cover our expenses and costs or that we will be able to develop similar power products. Moreover, our power products may not achieve widespread market acceptance if:

•	we lose, or fail to replace, any significant retail or distribution partners;

•	we fail to expand or protect our proprietary rights and intellectual property;

•	we fail to complete development of these products in a timely manner;

•	we fail to achieve the performance criteria required of these products by our customers; or

•	competitors introduce similar or superior products.

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

Our operating results have fluctuated in the past, and may continue to fluctuate in the future. It is likely that in some future quarter or quarters our operating results will be below the expectations of securities analysts and investors. If this happens, the market price for our common stock may decline significantly. The factors that may cause our operating results to fall short of expectations include:

•	the timing of our new product and technology introductions and product enhancements relative to our competitors or changes in our or our competitors’ pricing policies;

•	market acceptance of our products;

•	the size and timing of customer orders;

•	our ability to effectively manage inventory levels;

•	delay or failure to fulfill orders for our products on a timely basis;

•	distribution of or changes in our revenue among private-label resellers, distribution partners, and retailers;

•	our inability to accurately forecast our contract manufacturing needs;

•	difficulties with new product production implementation or supply chain;

•	our suppliers’ ability to perform under their contracts with us;

•	product defects and other product quality problems which may result from the development of new products;

•	the degree and rate of growth of the markets in which we compete and the accompanying demand for our products;

•	our ability to expand our internal and external sales forces and build the required infrastructure to meet anticipated growth; and

•	seasonality of sales.

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

We have historically derived a substantial portion of our revenue from a relatively small number of customers. Our two largest customers, Targus and RadioShack, comprised 75% of our revenue for the year ended December 31, 2008. These customers typically do not have minimum purchase requirements and can stop purchasing our products at any time or with very short notice. In addition, most customer agreements are short term and non-exclusive and provide for purchases on a purchase order basis. We expect that a small number of customers will continue to represent a substantial percentage of our sales. If any of our other major customers reduce, delay or cancel orders with us, and we are not able to sell our products to new customers at comparable levels, our revenue could decline significantly and could result in excess inventory and inventory holding or obsolescence charges. In addition, any difficulty in collecting amounts due from one or more key customers would negatively impact our result of operations.

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

We have entered into relationships with a small number of strategic resellers. Our relationships with strategic resellers, particularly our private-label partner Targus, are critical to our success, and the failure of these resellers to purchase, and successfully market and distribute our products will limit our success and the market acceptance of our universal power adapters. For example, one or more private-label reseller partners could decide to distribute products manufactured by a competitor in addition to our family of power products and/or subsequently discontinue its sales of our family of power products. In the event other resellers discontinue the sale of our power products or are unsuccessful in marketing and distributing our products, our revenue will suffer, which is likely to have a negative impact on the price of our common stock.

In addition, under the terms of our agreement with Targus, our direct access to certain U.S. markets has been limited for the sale of some of the power products we offer for use with high-power mobile electronic devices, and the agreement also provides that we may not enter into any more than two broad-based, private-label distribution agreements. Accordingly, our success will depend in part upon Targus’ ability and willingness to effectively and widely distribute and market our products. For example, because the Targus distribution channel includes large retailers such as Best Buy, we are limited in our ability to distribute some of our high-power products to similar retailers directly. If Targus does not purchase the volume of products that we anticipate, our results of operations will suffer.

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

Adverse U.S. and international economic conditions have affected and may continue to adversely affect our revenues, margins and profitability.

The credit markets and economy in general continue to experience a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. These events, together with the current adverse economic conditions facing the broader economy and in particular, the electronics industry, have, and may continue to adversely affect our business as demand our products may decrease.

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

We currently rely on cash flow from operations and cash on hand to fund our operating and capital needs. We may, in the future, expend significant capital to further develop our products, increase awareness of our brand names, expand our sales, operating and management infrastructure, and pursue opportunities to acquire businesses, products or technologies that complement or expand our current capabilities. We may also use capital more rapidly than currently anticipated. Additionally, we may incur higher operating expenses and generate lower revenue than currently expected, and we may be required to depend on external financing to satisfy our operating and capital needs. We may be unable to secure financing on terms acceptable to us, or at all, at the time when we need such funding. If we raise funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced, and the securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock or may be issued at a discount to the market price of our common stock which would result in dilution to our existing stockholders. If we raise additional funds by issuing debt, we may be subject to debt covenants, such as the debt covenants under a secured credit facility, which could place limitations on our operations including our ability to declare and pay dividends. Our inability to raise additional funds on a timely basis would make it difficult for us to achieve our business objectives and would have a negative impact on our business, financial condition and results of operations.

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

•	difficulty integrating the acquired company’s personnel, products, product roadmaps, technologies, systems, processes, and operations, including product delivery, order management, and information systems;

•	difficulty in conforming the acquired company’s financial policies and practices to our policies and practices and in implementing and maintaining adequate internal systems and controls over the financial reporting and information systems of the acquired company;

•	diversion of management’s attention and disruption of ongoing business;

•	difficulty in combining product and technology offerings and entering into new markets or geographical areas in which we have no or limited direct experience and where our competitors may have stronger market positions;

•	loss of management, sales, technical, or other key personnel;

•	revenue from the acquired companies not meeting our expectations, and the potential loss of the acquired companies’ customers, distributors, resellers, suppliers, or other partners;

•	delays or difficulties and the attendant expense in evaluating, coordinating, and combining administrative, manufacturing, sales, research and development and other operations, facilities, and relationships with third parties in accordance with local laws and other obligations while maintaining adequate standards, controls and procedures, including financial controls and controls over information systems;

•	difficulty in completing projects associated with acquired in-process research and development;

•	incurring amortization expense related to intangible assets and recording goodwill and non-amortizable assets that will be subject to impairment testing and possible impairment charges;

•	dilution of existing stockholders as a result of issuing equity securities, including the assumption of any stock options or other equity awards issued by the acquired company;

•	overpayment for any acquisition or investment or unanticipated costs or liabilities;

•	assumption of liabilities of the acquired company, including any potential intellectual property infringement claims or other litigation; and

•	incurring substantial write-offs, restructuring charges, and transactional expenses.

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

We typically enter into confidentiality, non-compete or invention assignment agreements with our key employees, distributors, customers and potential customers, and limit access to, and distribution of, our product design documentation and other proprietary information. There can be no assurance that our confidentiality agreements, confidentiality procedures, noncompetition agreements or other factors will be adequate to deter misappropriation or independent third-party development of our technology or to prevent an unauthorized third party from obtaining or using information that we regard as proprietary. We have aggressively pursued the protection of our intellectual property rights, including our recently settled patent infringement lawsuit against American Power Conversion Corporation and our ongoing patent infringement lawsuit against Comarco, Inc. and Comarco Wireless Technologies, Inc. in the Eastern District of Texas. Litigation efforts such as these have been, and will in the future be, necessary to defend our intellectual property rights, both for our power and expansion technology, and will likely result in substantial cost to, and division of efforts by, us.

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

There can be no assurance that our competitors will not independently develop technology similar to our existing proprietary rights. We expect that our products will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. There can be no assurance that third parties will not assert infringement claims against us in the future or, if infringement claims are asserted, that such claims will be resolved in our favor. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms favorable to us, if at all. In addition, litigation may be necessary in the future to protect our trade secrets or other intellectual property rights, or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources. For example at the beginning of 2008 we settled a patent infringement lawsuit with American Power Conversion Corporation. We incurred significant costs in this lawsuit and many of our executive officers and employees devoted substantial time and effort to this lawsuit.

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

Most of our products are produced under contract manufacturing arrangements with several manufacturers in China, Taiwan and the United States. Our reliance on third party manufacturers exposes us to risks that are not in our control, which could negatively impact our results of operations. Any termination of or significant disruption in our relationship with our manufacturers may prevent us from filling customer orders in a timely manner, as we generally do not maintain large inventories of our products, and will negatively impact our revenue.

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

We have committed, for example, to manufacture various high-power adapter products with SPS, subject to our cost, delivery, quality and other requirements. In addition, SPS manufactures our products on a purchase order basis and does not dedicate manufacturing capacity to us. Any disruption in our relationship with SPS and/or the inability of SPS to meet our manufacturing needs for our high-power adapter products could harm our business. In order to replace SPS, we would have to identify and qualify an alternative supplier. This process could take an extended period of time to complete and could significantly impair our ability to fulfill customer orders. Similarly, we may encounter these same issues with respect to other products manufactured for us by Tandy RadioShack, Phihong and others.

We generally provide our third-party contract manufacturers with a rolling forecast of demand which they use to determine our material and component requirements. Lead times for ordering materials and components vary significantly and depend on various factors, such as the specific supplier, contract terms and supply and demand for a component at a given time. Some of our components have long lead times. For example, certain electronic components used in our high-power adapter products have lead times that range from six to ten weeks. If our forecasts are less than our actual requirements, our contract manufacturers may be unable to manufacture products in a timely manner. If our forecasts are too high, our contract manufacturers will be unable to use the components they have purchased on our behalf, which may require us to purchase the components from them before they are used in the manufacture of our products.

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

Any termination of or significant disruption in our relationship with our suppliers may prevent us from filling customer orders in a timely manner as we generally do not maintain large inventories of components or products. In the event that a termination or disruption were to occur, we would have to find and qualify an alternative source. The time it would take to complete this process would vary based upon the size of the supplier base and the complexity of the component or product. Delays could range from as little as a few days to several months, and, in some cases, a suitable alternative may not be available at all.

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

In the past, some of our customers have returned products to us because the product did not meet their expectations, specifications or requirements. These returns were 1% of revenue for each of the years ended December 31, 2008 and 2007. It is likely that we will experience some level of returns in the future and, as our business grows, this level may be more difficult to estimate. A portion of our sales to distributors is generally under terms that provide for certain stock balancing privileges. Under the stock balancing programs, some distributors are permitted to return up to 15% of their prior quarter’s purchases, provided that they place a new order for equal or greater dollar value of the amount returned. We have not historically experienced significant stock balance returns.

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

Risks Related To Our Industry

Economic conditions, political events, war, terrorism, public health issues, natural disasters and other circumstances could have a material adverse affect on our operations and performance.

Our operations and performance, including collection of our accounts receivable, depend significantly on worldwide economic conditions and their impact on levels of consumer spending, which have recently deteriorated significantly in many countries and regions, including the United States, and may remain depressed for the foreseeable future. Some of the factors that could influence the levels of consumer spending include volatility in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, increased unemployment (particularly with office workers), access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. These and other economic factors have had, and could continue to have, a material adverse effect on demand for our products and services and on our financial condition and operating results.

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

We currently compete with the internal design efforts of various OEMs. These OEMs have larger technical staffs, more established and larger marketing and sales organizations and significantly greater financial resources than we do. Such competitors may respond more quickly than we do to new or emerging technologies and changes in customer requirements, may devote greater resources to the development, sale and promotion of their products better than we do or may develop products that are superior to our products or that achieve greater market acceptance.

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

The demand for the majority of our products and technology is primarily driven by the underlying market demand for mobile electronic devices. Should the growth in demand for mobile electronic devices be inhibited, we may not be able to increase or sustain revenue. Industry growth depends in part on the following factors:

•	general micro and macro economic conditions and decreases in demand for mobile electronic devices resulting from recessionary conditions;

•	increased demand by consumers and businesses for mobile electronic devices; and

•	the number and quality of mobile electronic devices in the market.

The market for our products and services depends on economic conditions affecting the broader information technology market. Prolonged weakness in this market is causing customers to reduce their overall information technology budgets or reduce or cancel orders for our products. In this environment, our customers may experience financial difficulty, cease operations and fail to budget or reduce budgets for the purchase of our products and services. This, in turn, may lead to longer sales cycles, delays in purchase decisions, payment and collection, and may also result in downward price pressures, causing us to realize lower revenue and operating margins. In addition, general economic uncertainty and the recent general decline in capital spending in the information technology sector make it difficult to predict changes in the purchasing requirements of our customers and the markets we serve. We believe that, in light of these events, some businesses have and may continue to curtail or suspend capital spending on information technology. These factors may cause our revenue and operating margins to decline.

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

Our common stock is currently traded on The NASDAQ Global Market. We have in the past experienced, and may in the future experience, limited daily trading volume. The trading price of our common stock has been and may continue to be volatile. The market for technology companies, in particular, has at various times experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may significantly affect the trading price of our common stock, regardless of our actual operating performance. The trading price of our common stock could be affected by a number of factors, including, but not limited to, changes in expectations of our future performance, changes in estimates by securities analysts (or failure to meet such estimates), quarterly fluctuations in our sales and financial results and a variety of risk factors, including the ones described elsewhere in this report. Periods of volatility in the market price of a company’s securities sometimes result in securities class action litigation, which regardless of the merit of the claims, can be time-consuming, costly and divert management’s attention. In addition, if we needed to raise equity funds under adverse conditions, it would be difficult to sell a significant amount of our stock without causing a significant decline in the trading price of our stock.

Our common stock could be delisted from The NASDAQ Global Market if the closing bid price for our common stock continues to trade below $1.00 per share.

NASDAQ imposes certain standards that a company must satisfy in order to maintain the listing of its securities on The NASDAQ Global Market. Among other things, these standards require that a company’s shares have a minimum closing bid price at or above $1.00. However, NASDAQ has suspended its enforcement of this requirement and has announced that it will not take any action to delist any security traded on The NASDAQ Global Market that fails to comply with the minimum $1.00 closing bid price requirement between October 16, 2008 and April 20, 2009. Accordingly, for as long as NASDAQ’s rule suspension remains in effect, NASDAQ will not delist our common stock if its closing bid price remains below $1.00 per share during the rule suspension period.

If the closing bid price of our common stock continues to fail to meet NASDAQ’s minimum closing bid price requirement at any time on or after April 20, 2009, or such later date to which NASDAQ may extend its suspension of this requirement, or if we otherwise fail to meet all other applicable requirements of The NASDAQ Global Market, NASDAQ may make a determination to delist our common stock. Any such delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease and could also adversely affect our ability to obtain financing for the continuation of our operations and/or result in the loss of confidence by investors, customers, suppliers and employees.

Our stock price may decline if additional shares are sold in the market.

As of March 11, 2009, we had 32,108,737 shares of common stock outstanding. All of our outstanding shares are currently available for sale in the public market, some of which are subject to volume and other limitations under the securities laws. Future sales of substantial amounts of shares of our common stock by our existing stockholders in the public market, or the perception that these sales could occur, may cause the market price of our common stock to decline. We may be required to issue additional shares upon exercise of previously granted options and warrants that are currently outstanding.

As of March 11, 2009, we had (i) 278,224 shares of common stock issuable upon exercise of stock options under our long-term incentive plans, of which 278,224 options were exercisable as of January 1, 2009; (ii) 2,136,278 shares of common stock issuable upon the vesting of restricted stock units under our long term incentive plan and other outstanding awards; and (iii) 561,553 shares were available for future issuance under our existing plans. We also had warrants outstanding to purchase 600,235 shares of common stock. Increased sales of our common stock in the market after exercise of currently outstanding options could exert significant downward pressure on our stock price. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price we deem appropriate.

Our executive officers, directors and principal stockholders have substantial influence over us.

As of January 1, 2009, our executive officers, directors and principal stockholders owning greater than 5% of our outstanding common stock together beneficially owned approximately 27% of the outstanding shares of common stock. As a result, these stockholders, acting together, may be able to exercise substantial influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may also have the effect of delaying or preventing a change in our control that may be viewed as beneficial by the other stockholders.

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

Some provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us even if a change of control would be beneficial to our stockholders. These provisions include:

•	authorizing the issuance of preferred stock, with rights senior to those of the common stockholders, without common stockholder approval;

•	prohibiting cumulative voting in the election of directors;

•	a staggered board of directors, so that no more than two of our four directors are elected each year; and

•	limiting the persons who may call special meetings of stockholders.

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

We are subject to the provisions of Section 203 of the Delaware General Corporation Law. These provisions prohibit large stockholders, in particular a stockholder owning 15% or more of the outstanding voting stock, from consummating a merger or combination with a corporation, unless this stockholder receives board approval for the transaction, or 66 2/3% of the shares of voting stock not owned by the stockholder approve the merger or transaction. These provisions could discourage a future takeover attempt which individual stockholders might deem to be in their best interests or in which shareholders would receive a premium for their shares over current prices.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate offices are located in Scottsdale, Arizona. This facility consists of approximately 21,000 square feet of leased space pursuant to a lease for which the current term expires on February 28, 2014. We also lease offices in Taipei, Taiwan and Dong Guan, China. Each of these offices supports our selling, research and development, and general administrative activities. Our warehouse and product fulfillment operations are conducted at various third-party locations throughout the world. We believe our facilities are suitable and adequate for our current business activities for the remainder of the lease terms. Mission Technology Group leases a facility in San Diego, California.

Item 3.	Legal Proceedings

On June 8, 2007, we filed a complaint for patent infringement against Comarco, Inc. and Comarco Wireless Technologies, Inc. (“Comarco”) in the United States District Court for the Eastern District of Texas, Case No. 5:07cv84. On July 1, 2008, the court in Texas accepted a joint motion filed by the parties to transfer this case to the United States District Court for the District of Arizona. As a result, this case is now before the United States District Court for the District of Arizona, Case No. CV 08-1224 and the parties are engaged in the discovery process. We assert in the complaint that Comarco’s line of universal power adapters for mobile electronic devices infringe upon our patented intelligent tip architecture, U.S. Patent Nos. 6,976,885 and 7,153,169. We seek to enjoin Comarco from further infringement of the patents as well as compensatory and treble damages and reimbursement of attorneys’ fees and expenses associated with this action. Comarco has filed an answer denying our claims and asserting counterclaims against us for breach of contract under a settlement agreement executed between the parties in July 2003 and infringement of Comarco’s U.S. Patent No. 6,172,884. Comarco, in its answer and counterclaim is seeking a declaration that it has not infringed our patents, a declaration that such patents are invalid and unenforceable, a declaration that we have breached the terms of the parties’ settlement agreement, and injunctive relief against us from further infringement of Comarco’s patent, as well as compensatory and treble damages and reimbursement of attorneys’ fees and expenses associated with this action.

We are from time to time involved in various legal proceedings other than those set forth above incidental to the conduct of our business. We do not believe that the outcome of such pending legal proceedings will have a material adverse effect on our business, financial condition, results of operations or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of stockholders during the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on The NASDAQ Global Market under the symbol “IGOI” since May 22, 2008. The following sets forth, for the period indicated, the high and low sales prices for our common stock as reported by The NASDAQ Global Market.

	High	Low

Year Ended December 31, 2007
Quarter Ended March 31, 2007	$4.48	$2.87
Quarter Ended June 30, 2007	$4.03	$2.77
Quarter Ended September 30, 2007	$3.93	$2.68
Quarter Ended December 31, 2007	$3.75	$1.48
Year Ended December 31, 2008
Quarter Ended March 31, 2008	$1.67	$0.97
Quarter Ended June 30, 2008	$1.68	$1.16
Quarter Ended September 30, 2008	$1.30	$1.01
Quarter Ended December 31, 2008	$1.10	$0.63

As of March 11, 2009, there were 32,108,737 shares of our common stock outstanding held by approximately 267 holders of record and the last reported sale price of our common stock on The NASDAQ Global Market on March 4, 2009 was $0.65 per share.

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

Issuer Purchases of Equity Securities

During the fourth quarter of 2008, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers,” of shares of our common stock.

Stock Performance Graph

The following chart compares the yearly percentage change in the cumulative total stockholder return on our common stock from December 31, 2003 through December 31, 2008 with the cumulative total return of (1) the S&P 600 Technology Hardware & Equipment Index, and (2) the NASDAQ Composite Market Index. The comparison assumes $100 was invested on December 31, 2003 in our common stock and in each of the other indices, and assumes reinvestment of dividends. We paid no dividends during the period. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG IGO, INC.,
NASDAQ COMPOSITE MARKET INDEX, AND
S&P 600 TECHNOLOGY HARDWARE & EQUIPMENT INDEX

Source: Bloomberg           Base date = 100

Company Name	Dec-03	Dec-04	Dec-05	Dec-06	Dec-07	Dec-08
iGo, Inc.	100.00	95.97	108.05	37.47	17.45	7.83
S&P 600 Tech HW & EQP Index	100.00	111.39	102.51	113.73	125.54	72.24
NASDAQ Index Composite Index	100.00	108.59	108.59	120.06	132.39	78.72

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

The following selected consolidated financial data should be read together with our consolidated financial statements and notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other information contained in this Form 10-K. The selected financial data presented below under the captions “Consolidated Statements of Operations Data” and “Consolidated Balance Sheet Data” as of and for each of the years in the five-year period ended December 31, 2008 are derived from our consolidated financial statements, which consolidated financial statements have been audited by KPMG LLP, an independent registered public accounting firm. The consolidated balance sheet data as of December 31, 2008 and 2007 and consolidated statement of operations data for each of the years in the three-year period ended December 31, 2008, are derived from our consolidated financial statements, included in this Form 10-K.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenue	$77,146	$77,719	$92,464	$85,501	$70,213
Cost of revenue	54,554	58,473	69,349	59,653	49,294

Gross profit	22,592	19,246	23,115	25,848	20,919
Total operating expenses	24,509	34,866	41,039	28,712	22,617

Loss from operations	(1,917)	(15,620)	(17,924)	(2,864)	(1,698)
Interest, net	773	1,156	1,203	813	(72)
Gain (loss) on disposal of assets	656	1,891	—	11,639	(15)
Litigation settlement income (expense)	672	—	(250)	(4,284)	—
Other income (expense), net	523	393	129	(12)	51

Income (loss) from continuing operations before minority interest and income taxes	707	(12,180)	(16,842)	5,292	(1,734)
Minority interest	256	384	—	—	—
Provision for income tax	—	—	—	285	—

Income (loss) from continuing operations	451	(12,564)	(16,842)	5,007	(1,734)
Loss from discontinued operations of handheld software product line	—	—	—	—	(466)

Net income (loss)	$451	$(12,564)	$(16,842)	$5,007	$(2,200)

Net income (loss) per share — diluted:
Diluted income (loss) per share from continuing operations	$0.01	$(0.40)	$(0.54)	$0.16	$(0.06)
Loss per share from discontinued operations	—	—	—	—	$(0.02)

Diluted income (loss) per share	$0.01	$(0.40)	$(0.54)	$0.16	$(0.08)
Weighted average common shares outstanding:
Basic	31,786	31,534	31,392	30,004	28,027

Diluted	34,394	31,534	31,392	32,003	28,027

CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments	$31,104	$24,934	$17,343	$33,923	$12,768
Working capital	37,639	33,400	34,495	42,902	23,376
Total assets	51,235	54,150	65,864	83,910	55,417
Long-term debt and other non-current liabilities, less current portion	—	—	—	824	463
Total stockholders’ equity	39,697	37,456	49,405	59,349	40,701

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Sales to private-label resellers and OEMs accounted for approximately 45% of revenue for the year ended December 31, 2008 and approximately 52% of revenue for the year ended December 31, 2007. Sales through retailers and distributors accounted for approximately 45% of revenue for the year ended December 31, 2008 and approximately 37% of revenue for the year ended December 31, 2007. The balance of our revenue during these periods was derived from direct sales to end-users. In the future, we expect that we will be dependent upon a relatively small number of customers for a significant portion of our revenue, including most notably RadioShack and Targus. Our strategy is to develop relationships with a broader set of retailers and wireless carriers to expand the market availability of our iGo branded products. We expect that these relationships will allow us to diversify our customer base, add stability and decrease our traditional reliance upon a limited number of private label resellers. We also expect that these relationships will significantly increase the availability and recognition of our products, particularly among large national and international retailers and wireless carriers.

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

High-Power Group.  Our High-Power Group is focused on the development, marketing and sale of power products and accessories for mobile electronic devices with high power requirements, which consist primarily of portable computers. These devices also allow users to simultaneously charge one or more low-power mobile electronic devices with our optional iGo dualpower and power splitter accessories. We sell these products to private-label resellers, distributors, resellers and retailers. We supplied OEM — specific, high-power adapter products to Dell through the first quarter of 2007 and we supplied Lenovo through the first quarter of 2008. We have entered into a strategic reseller agreement with Targus to market and distribute high-power adapter products on a private-label basis. We also sell our iGo branded products directly to retailers such as RadioShack and through distributors such as Ingram Micro. High-Power Group revenue accounted for approximately 60% of revenue for the year ended December 31, 2008 and approximately 62% of revenue for the year ended December 31, 2007.

Low-Power Group.  In April 2005, we formed the Low-Power Group, which is focused on the development, marketing and sales of power products for low-power mobile electronic devices, such as mobile phones, smartphones, PDAs, MP3 players and portable gaming consoles. These products include cigarette lighter adapters, mobile AC adapters, low-power universal AC/DC adapters, and low-power universal battery products. Each of these power devices is designed to incorporate our patented tip technology. The combination AC/DC adapter also allows users to simultaneously charge a second device with our optional iGo dualpower or iGo power splitter accessories. We sell these products to distributors, resellers and retailers. Low-power product revenue accounted for approximately 31% of revenue for the year ended December 31, 2008 and 29% of revenue for the year ended December 31, 2007.

During 2007, the market for foldable keyboards decreased significantly and we made the decision to discontinue the production and marketing of foldable keyboard products and we intend to sell the remaining inventory of these products in the ordinary course of business. Accordingly, revenue from this product line has decreased significantly in 2008. We account for our foldable keyboard business as part of our Low-Power Group. Sales of these foldable keyboard products represented approximately 1% of our total revenue for the year ended December 31, 2008 and 4% of our total revenue for the year ended December 31, 2007.

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

Recent Developments

In February 2009, we reduced our total headcount by approximately 20%. As part of the workforce reduction, Joan Brubacher departed the Company and Darryl Baker, formerly our Vice President, Controller and Chief Accounting Officer was appointed to Vice President, Chief Financial Officer, and Treasurer.

In the fourth quarter of 2008, we sold a portfolio of 23 patents and patents pending related to our foldable keyboard product line. In late 2007, we discontinued the production and marketing of these products and we expect revenue from this product line to continue to decrease in 2009.

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

Our recognition of revenue from product sales to distributors, resellers and retailers, or the “retail and distribution channel,” is affected by agreements giving certain customers rights to return up to 15% of their prior quarter’s purchases, provided that they place a new order for an equal or greater dollar value of the amount returned. We also have agreements with certain customers that allow them to receive credit for subsequent price reductions, or “price protection.” At the time we recognize revenue related to these agreements, we reduce revenue for the gross sales value of estimated future returns, as well as our estimate of future price protection. We also reduce cost of revenue for the gross product cost of estimated future returns. We record an allowance for sales returns in the amount of the difference between the gross sales value and the cost of revenue as a reduction of accounts receivable. We also have agreements with certain customers that provide them with full right of return prior to the ultimate sale to an end user of the product. Accordingly, we have recorded deferred revenue of $412,000 and $936,000 as of December 31, 2008 and 2007, respectively, which we will recognize as revenue when the product is sold to the end user. Gross sales to the retail and distribution channel accounted for approximately 45% of revenue for the year ended December 31, 2008 and 37% of revenue for the year ended December 31, 2007.

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

In recent years, as a result of a combination of the factors described above, we have reduced our gross sales to reflect our estimated amounts of returns and price protection. It is also possible that returns could increase rapidly and significantly in the future. Accordingly, estimating product returns requires significant management judgment. In addition, different return estimates that we reasonably could have used could have had a material impact on our reported sales and thus could have had a material impact on the presentation of the results of operations. For those reasons, we believe that the accounting estimate related to product returns and price protection is a critical accounting estimate.

Inventory Valuation.  Inventories consist of finished goods and component parts purchased both partially and fully assembled. We have all normal risks and rewards of our inventory held by contract manufacturers. Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories include material, labor and overhead costs. Labor and overhead costs are allocated to inventory based on a percentage of material costs. We monitor usage reports to determine if the carrying value of any items should be adjusted due to lack of demand for the items. We make a downward adjustment to the value of our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. We recorded a downward adjustment of $4.0 million during the year ended December 31, 2007. During 2008, we recorded additional profit due to better than planned sales of excess inventory that had previously been adjusted to zero value. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

Long-Lived Asset Valuation.  Under Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), we test our recorded long-lived assets whenever events indicate the recorded intangible assets may be impaired. Our long-lived asset impairment approach is based on an undiscounted cash flows approach using assumptions noted above. We determined that intangible assets related to our foldable keyboard product line, which is included in the Low-Power Group segment, with a net value of $573,000, were impaired as of December 31, 2007. We also determined that property and equipment related to our foldable keyboard product line, with a net value of $563,000, was impaired as of December 31, 2007. We determined no long-lived assets were impaired as of December 31, 2008. If we fail to achieve our assumed growth rates or assumed gross margin, we may incur additional charges for impairment in the future. For these reasons, we believe that the accounting estimates related to long-lived assets are critical accounting estimates.

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

Results of Operations

The following table sets forth certain consolidated financial data for the periods indicated expressed as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2008	2007	2006

Revenue	100.0%	100.0%	100.0%
Cost of revenue	70.7%	75.2%	75.0%

Gross profit	29.3%	24.8%	25.0%

Operating expenses:
Sales and marketing	11.8%	12.6%	12.3%
Research and development	4.6%	6.7%	8.4%
General and administrative	15.4%	19.1%	14.9%
Asset impairment	—	6.5%	8.7%

Total operating expenses	31.8%	44.9%	44.3%

Loss from operations	(2.5)%	(20.1)%	(19.3)%
Other income (expense):
Interest income, net	1.0%	1.5%	1.3%
Litigation settlement expense	0.9%	—	(0.3)%
Gain on disposal of assets and other income (expense), net	1.5%	2.9%	0.1%

Income (loss) before minority interest and provision for income tax	0.9%	(15.7)%	(18.2)%
Minority interest	(0.3)%	(0.5)%	—
Provision for income tax	—	—	—

Net income (loss)	0.6%	(16.2)%	(18.2)%

Comparison of Years Ended December 31, 2008, 2007, and 2006

Revenue.  Revenue generally consists of sales of products, net of returns and allowances. To date, our revenues have come predominantly from power adapters, handheld products, expansion and docking products, and accessories. The following table summarizes the year-over-year comparison of our consolidated revenue for the periods indicated ($ in thousands):

		Decrease	Percentage Change
Year	Annual Amount	from Prior Year	from Prior Year

2008	$77,146	$(573)	(0.7)%
2007	$77,719	$(14,745)	(15.9)%
2006	$92,464	—	—

Following is a discussion of revenue by business segment.

High-Power Group.  High-Power Group revenue is derived from sales of power products and accessories for mobile electronic devices with high power requirements, which consist primarily of portable computers. The following table summarizes the year-over-year comparison of our High-Power Group revenue for the periods indicated ($ in thousands):

		Decrease	Percentage Change
Year	Annual Amount	from Prior Year	from Prior Year

2008	$46,156	$(1,918)	(4.0)%
2007	48,074	(9,072)	(15.9)%
2006	57,146	—	—

The 2008 decrease in High-Power Group revenue was primarily due to the decrease in the sale of high power products to OEM accounts. Sales to OEMs decreased by $10.0 million, or 87.9%, to $1.4 million for the year ended December 31, 2008 compared to $11.4 million for the year ended December 31, 2007 due to the loss of business from Dell and Lenovo. This decrease was partially offset by an increase in revenue from sales to Targus by $5.1 million, or 18.9%, to $32.3 million for the year ended December 31, 2008 compared to $27.1 million for the year ended December 31, 2007. Likewise, revenue from sales to RadioShack increased by $3.3 million, or 63.1%, to $8.5 million for the year ended December 31, 2008 compared to $5.2 million for the year ended December 31, 2007. We believe consumer demand for mobile electronic accessories will decrease in the near term as a result of the current economic environment, and thus we expect High-Power Group revenue to slightly decline in 2009 compared to 2008.

The 2007 decrease in High-Power revenue was primarily due to the loss of revenue from sales to Dell. Revenue from sales to Dell decreased by $12.9 million, 81.5% to $2.9 million for the year ended December 31, 2007 compared to $15.8 million for the year ended December 31, 2006. The decrease in revenue was partially offset by an increase in revenue from sales to Lenovo of $1.0 million, or 12.5%, to $8.0 million for the year ended December 31, 2007 compared to $7.0 million for the year ended December 31, 2006. Likewise, the company recorded an increase in revenue from sales to Targus of $3.6 million, or 15.3%, to $27.1 million for the year ended December 31, 2007 compared to $23.6 million for the year ended December 31, 2006.

Low-Power Group.  Low-Power Group revenue is derived from the sales of low-power adapter products and foldable keyboard products. The following table summarizes the year-over-year comparison of our Low-Power Group revenue for the periods indicated ($ in thousands):

		Increase	Percentage Change
Year	Annual Amount	from Prior Year	from Prior Year

2008	$23,747	$1,334	6.0%
2007	22,413	5,338	31.3%
2006	17,075	—	—

The 2008 increase in Low-Power Group revenue was primarily due to revenue from sales of low-power product sales to RadioShack, which increased by $1.6 million, or 10.4% to $17.0 million for the year ended December 31, 2008 compared to $15.4 million for the year ended December 31, 2007. Revenue from sales of low-power products to wireless carrier distribution increased by $1.5 million, or 94.4%, to $3.0 million for the year ended December 31, 2008 as compared to $1.6 million for the year ended December 31, 2007. Revenue from sales of low-power products in the airport channel increased by $744,000, or 107.9% to $1.4 million for the year ended December 31, 2008 compared to $689,000 for the year ended December 31, 2007. These increases were offset by a decrease in revenue from the sales of foldable keyboards of $2.6 million, or 83.8%, to $504,000 for the year ended December 31, 2008 as compared to $3.1 million for the year ended December 31, 2007 due to the company discontinuing this line of products during 2008. We expect Low-Power Group revenue from sales into existing sales channels to be negatively impacted in 2009 by a reduction in consumer demand for mobile electronic accessories resulting from the current economic environment. Nevertheless, we expect Low-Power Group revenue to slightly increase in 2009 as a result of anticipated further gains in market penetration into mobile wireless carriers, distributors and retailers largely through our own sales efforts.

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

Connectivity Group.  Connectivity Group revenue was derived from sales of expansion and docking products and handheld products. In the first quarter of 2007, we divested the handheld hardware product line. In the second quarter of 2007, we sold the assets of the expansion and docking product line to Mission Technology Group. We consolidate the operating results of Mission Technology Group in accordance with FIN 46R and those results are included in the Connectivity Group. See “- Acquisitions and Dispositions” for more information. The following table summarizes the year-over-year comparison of our Connectivity Group revenue for the periods indicated ($ in thousands):

		Increase/(Decrease)	Percentage Change
Year	Annual Amount	from Prior Year	from Prior Year

2008	$7,243	$11	0.2%
2007	$7,232	$(11,011)	(60.4)%
2006	18,243	—	—

Connectivity revenue for the year ended December 31, 2008 was consistent with revenue for the year ended December 31, 2007. We expect to continue to consolidate the operating results of Mission Technology Group into the Connectivity Group until such time as we are no longer considered the primary beneficiary of this variable interest entity. Furthermore, we anticipate 2009 Connectivity Group revenue will be consistent with 2008 revenue.

The 2007 decrease in Connectivity Group revenue was due primarily to the divestiture of handheld hardware product line in the first quarter of 2007. As a result of this divestiture, revenue from sales of handheld hardware products declined by $12.4 million, or 99.7%, to $44,000 for the year ended December 31, 2007 compared to $12.4 million for the year ended December 31, 2006. This decline was partially offset by revenue from sales of expansion and docking products, which increased by $1.3 million, or 23.0% to $7.2 million for the year ended December 31, 2007 compared to $5.9 million for the year ended December 31, 2006.

Cost of revenue, gross profit and gross margin.  Cost of revenue generally consists of costs associated with components, outsourced manufacturing and in-house labor associated with assembly, testing, packaging, shipping and quality assurance, depreciation of equipment and indirect manufacturing costs. Gross profit is the difference between revenue and cost of revenue. Gross margin is gross profit stated as a percentage of revenue. The following tables summarize the year-over-year comparison of our cost of revenue, gross profit and gross margin for the periods indicated ($ in thousands):

Cost of revenue:

		Decrease	Percentage Change
Year	Cost of Revenue	from Prior Year	from Prior Year

2008	$54,554	$(3,919)	(6.7)%
2007	58,473	(10,876)	(15.7)%
2006	69,349	—	—

Gross profit and gross margin:

			Increase/(Decrease)
			in Gross Profit	Percentage Change
Year	Gross Profit	Gross Margin	from Prior Year	from Prior Year

2008	$22,592	29.3%	$3,346	17.4%
2007	$19,246	24.8%	$(3,869)	(16.7)%
2006	23,115	25.0%	—	—

The 2008 decrease in cost of revenue and the corresponding increase in gross margin was due primarily to a charge to excess and obsolete inventory expense of $4.0 million for the year ended December 31, 2007. The positive impact of the reduced excess and obsolete inventory expense was partially offset by a decline in average direct margin, which excludes labor and overhead costs, on high-power products to 28.4% for the year ended December 31, 2008 compared to 35.1% for the year ended December 31, 2007, primarily as a result of the reduced direct margin on sales to Targus during 2008. As a result of these factors, cost of revenue as a percentage of revenue decreased to 70.7% for the year ended December 31, 2008 from 75.2% for the year ended December 31, 2007, resulting in increased gross margin.

The 2007 decrease in cost of revenue was due primarily to the 15.9% volume decrease in revenue as compared to the year ended December 31, 2006. During the year ended December 31, 2007, we recorded an adjustment to cost of revenue in the amount of $4.0 million, compared to an adjustment of $5.6 million during the year ended December 31, 2006, as a result of reduced marketability of certain of our inventory. As a result of these factors, cost of revenue as a percentage of revenue increased slightly to 75.2% for the year ended December 31, 2007 from 75.0% for the year ended December 31, 2006, resulting in a corresponding decrease to gross margin.

Sales and marketing.  Sales and marketing expenses generally consist of salaries, commissions and other personnel related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. The following table summarizes the year-over-year comparison of our sales and marketing expenses for the periods indicated ($ in thousands):

		Decrease	Percentage Change
Year	Annual Amount	from Prior Year	from Prior Year

2008	$9,074	$(690)	(7.1)%
2007	$9,764	$(1,630)	(14.3)%
2006	11,394	—	—

The 2008 decrease in sales and marketing expenses primarily resulted from reduced investment in nationwide newspaper and radio advertising campaigns in the United States. Specifically, advertising expense decreased by $798,000, or 85.6%, to $135,000 for the year ended December 31, 2008 compared to $932,000 for the year ended December 31, 2007. As a percentage of revenue, sales and marketing expenses decreased to 11.8% for the year ended December 31, 2008 from 12.6% for the year ended December 31, 2007.

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

Research and development.  Research and development expenses consist primarily of salaries and personnel-related costs, outside consulting, lab costs and travel related costs of our product development group. The following table summarizes the year-over-year comparison of our research and development expenses for the periods indicated ($ in thousands):

		Decrease	Percentage Change
Year	Annual Amount	from Prior Year	from Prior Year

2008	$3,548	$(1,653)	(31.8)%
2007	$5,201	$(2,610)	(33.4)%
2006	7,811	—	—

The decrease in research and development expenses primarily resulted from reduced personnel expenses directly relating to the impact of an organizational restructuring that occurred in July 2007. As a result of the July 2007 action, employee related expenses decreased by $1.1 million, or 32.8%, to $2.3 million for the year ended December 31, 2008 as compared to $3.5 million for the year ended December 31, 2007. Engineering-related consulting and development fees also decreased by $474,000, or 40.9%, to $684,000 for the year ended December 31, 2008 as compared to $1.2 million for the year ended December 31, 2007. As a percentage of revenue, research and development expenses decreased to 4.6% for the year ended December 31, 2008 from 6.7% for the year ended December 31, 2007.

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

General and administrative.  General and administrative expenses consist primarily of salaries and other personnel-related expenses of our finance, human resources, information systems, corporate development and other administrative personnel, as well as facilities, legal and other professional fees, depreciation and amortization and related expenses. The following table summarizes the year-over-year comparison of our general and administrative expenses for the periods indicated ($ in thousands):

		Increase/(Decrease)	Percentage Change
Year	Annual Amount	from Prior Year	from Prior Year

2008	$11,887	$(2,966)	(20.0)%
2007	$14,853	$1,092	7.9%
2006	13,761	—	—

The decrease in general and administrative expenses primarily resulted from decreases to personnel related expenses, outside professional fees and non-cash equity compensation expense. Specifically, personnel related expenses decreased $1.0 million, or 23.7%, to $3.4 million for the year ended December 31, 2008, from $4.4 million for the year ended December 31, 2007. Included in this decrease is $614,000 in separation expense incurred in connection with the retirement of our former chief executive officer in 2007. Outside professional fees, including legal and accounting, decreased $1.0 million, or 28.1%, to $2.6 million for the year ended December 31, 2008, from $3.7 million for the year ended December 31, 2007. Non-cash equity compensation decreased by $563,000 to $2.1 million, or 21.4%, for the year ended December 31, 2008 from $2.6 million for the year ended December 31, 2007, due primarily to the organizational restructuring that occurred in July 2007 and the resignation of a board member that occurred in May 2008. General and administrative expenses as a percentage of revenue decreased to 15.4% for the year ended December 31, 2008 from 19.1% for the year ended December 31, 2007.

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

Interest income, net.  Interest income, net consists primarily of interest earned on our cash balances and short-term investments. Interest expense relates to our revolving line of credit with a bank. The following table summarizes the year-over-year comparison of interest income, net for the periods indicated ($ in thousands):

		Decrease	Percentage Change
Year	Annual Amount	from Prior Year	from Prior Year

2008	$773	$(383)	(33.1)%
2007	$1,156	$(47)	(3.9)%
2006	1,203	—	—

The 2008 decrease was primarily due to generally declining interest rates during 2008. At December 31, 2008, the average yield on our cash and short-term investments was approximately 2.2%.

The 2007 decrease was primarily due to generally declining interest rates during 2007. At December 31, 2007, the average yield on our cash and short-term investments was approximately 4.7%.

Gain on disposal of assets.  Gain on disposal of assets consists of the net proceeds received from the disposal of assets, less the remaining net book value of the disposed assets. The following table summarizes the year-over-year comparison of gain on disposal of assets for the periods indicated ($ in thousands):

		Increase/(Decrease)	Percentage Change
Year	Annual Amount	from Prior Year	from Prior Year

2008	$656	$(1,235)	(65.3)%
2007	$1,891	$1,891	—
2006	—	—	—

The 2008 gain on disposal of assets was primarily due to our sale of a portfolio of 23 patents and patents pending relating to our foldable keyboard intellectually property, with a net book value of $344,000 for net proceeds of approximately $1.0 million which resulted in a gain of approximately $656,000.

The 2007 gain on disposal of assets was primarily due to our sale of a portfolio of 13 patents and patents pending relating to our Split Bridge and serialized PCI intellectual property, with a net book value of $28,000 for net proceeds of approximately $1.8 million, which resulted in a gain of approximately $1.8 million.

Litigation settlement.  Litigation settlement consists of income/expenses incurred in connection with the settlement of litigation. The following table summarizes the year-over-year comparison of litigation settlement income/expense for the periods indicated:

		Increase/(Decrease)
Year	Annual Amount	from Prior Year
	(Thousands)

2008	$672	$672
2007	$—	$(250)
2006	$(250)	—

Certain former officers of iGo Corporation had sought potential indemnification claims against our wholly-owned subsidiary, iGo Direct Corporation, relating to an SEC matter involving such individuals (but not involving us) that related to matters that arose prior to our acquisition of iGo Corporation in September 2002. We initiated litigation against the carrier of iGo Corporation’s directors’ and officers’ liability insurance for coverage of these claims under its insurance policy. During 2006, we reached settlement agreements with two of the three former officers of iGo Corporation that were seeking indemnification from us, and during the quarter ended March 31, 2008, we settled our litigation with iGo Corporation’s former insurance carrier, obtaining reimbursement from the insurance carrier in the amount of $1,500,000. Further, in connection with our settlement with the insurance carrier, we reached a settlement agreement with the last of the three former officers of iGo Corporation and reimbursed him $828,000 in final settlement of all his indemnification claims. We recorded net litigation settlement income of $672,000 during the year ended December 31, 2008. On July 18, 2008, the SEC announced it had settled its case against each of the three former officers of iGo Corporation.

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

Income taxes.  We have incurred net operating losses from inception through the end of 2008; therefore, no provision for income taxes was required for the years ended December 31, 2008, 2007 or 2006. Based on historical operating losses and projections for future taxable income, it is more likely than not that we will not fully realize the benefits of the net operating loss carry-forwards. Thus, we have not recorded a tax benefit from our net operating loss carry-forwards for the years ended December 31, 2008, 2007 and 2006.

Operating Outlook

Due to a recent world economic downturn, we have recently experienced a decline in consumer demand for our products. It is difficult for us to predict the depth and length of this economic downturn and the corresponding impact on our business in the long-term. We expect 2009 revenue to decrease slightly from 2008 levels, primarily due to a reduction in consumer demand for mobile electronic accessories resulting from the ongoing worldwide recession, partially offset by anticipated further gains in market penetration into mobile wireless carriers, distributors and retailers largely through our sales efforts.

We expect gross margin in 2009 will be relatively consistent with 2008 gross margin. We expect operating expenses related to our power businesses to decrease in 2009 compared to 2008, as we expect reduced general and administrative expenses, partially offset by increased spending in sales and marketing and research and development. We expect the operating results of Mission Technology Group, which are included in our Connectivity Business Segment, in 2009 will approximate the 2008 operating results.

As a result of our planned research and development efforts, we expect to further expand our intellectual property position by aggressively filing for additional patents on an ongoing basis. A portion of these costs are recorded as research and development expense as incurred, and a portion are amortized as general and administrative expense. We may also incur additional legal and related expenses associated with the defense and enforcement of our intellectual property portfolio, which could increase our general and administrative expenses beyond those currently planned.

Liquidity and Capital Resources

Cash and Cash Flow.  Our available cash and cash equivalents are held in bank deposits and money market funds in the United States and the United Kingdom. Our intent is that the cash balances in the United Kingdom will remain there for future growth and investments, and we will meet any liquidity requirements in the United States through ongoing cash flows, external financing, or both. We actively monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal while secondarily maximizing yield on those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities. To date, we have experienced no material loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

At any point in time we have funds in our operating accounts and customer accounts that are with third-party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets.

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

Capital markets in the United States and throughout the world remain disrupted and under stress. This disruption and stress is evidenced by a lack of liquidity in the debt capital markets, the re-pricing of credit risk in the syndicated credit market and the failure of certain major financial institutions. This stress is compounded by the ongoing severe worldwide rescission. Despite actions of the U.S. federal government, these events have contributed to worsening general economic conditions that are materially and adversely impacting the broader financial and credit markets and reduced the availability of debt capital for the market as a whole. Reflecting this concern, many lenders and capital providers have reduced, and in some cases ceased to provide, debt funding to borrowers. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely impact our ability to obtain additional or alternative financing.

The following table sets forth for the period presented certain consolidated cash flow information (in thousands):

	Year Ended December 31,
	2008	2007	2006

Net cash provided by (used in) operating activities	$5,542	$3,443	$(11,137)
Net cash provided by investing activities	4,717	5,148	6,036
Net cash provided by (used in) financing activities	37	(1,919)	615
Foreign currency exchange impact on cash flow	(65)	35	50

Increase (decrease) in cash and cash equivalents	$10,231	$6,707	$(4,436)

Cash and cash equivalents at beginning of year	$15,908	$9,201	$13,637

Cash and cash equivalents at end of year	$26,139	$15,908	$9,201

•	Net cash provided by (used in) operating activities. Cash was provided by operating activities for the year ended December 31, 2008 as operating losses were more than offset by non-cash expenses and decreases to accounts receivable and inventories as a result of our reduced revenue base in 2008. In 2009, we expect to continue to generate cash from operating activities as we expect operating losses to decline and non-cash items to more than offset any operating losses that may be incurred. Our consolidated cash flow operating metrics are as follows:

	Year Ended December 31,
	2008	2007	2006

Days outstanding in ending accounts receivable (“DSOs”)	59	79	82
Inventory turns	9	6	6

The decrease in DSOs at December 31, 2008 compared to December 31, 2007 was primarily due to the reductions in accounts receivable from Lenovo due to the loss of that account, combined with the faster timing of payments received from Targus. We expect DSOs will increase in 2009 as a result of anticipated timing of cash receipts from our customers. The increase in inventory turns was primarily due to excess and obsolete inventory charges recorded during 2007 relating to our connectivity, low-power and keyboard inventories. We expect to manage inventory growth during 2009 and we expect 2009 inventory turns to remain consistent with 2008.

•	Net cash provided by investing activities. For the year ended December 31, 2008, net cash was provided by investing activities as we generated net proceeds from the sale of investments of $4.1 million and proceeds from the sale of intellectual property assets of $1.0 million, partially offset by the purchase of property and equipment. We anticipate future investment in capital equipment, primarily for tooling equipment to be used in the production of new products.

•	Net cash provided by (used in) financing activities. Net cash provided by financing activities for the year ended December 31, 2008 was primarily from net proceeds from the exercise of stock options and warrants. Although we expect to generate cash flows from operations sufficient to support our operations, we may issue additional shares of stock in the future to generate cash for growth opportunities.

Investments.  At December 31, 2008, our investments in marketable securities included six corporate bonds and three commercial paper instruments issued by various companies with a total fair value of approximately $5.0 million. Five of these securities were in an unrealized loss position, which represents less than 1% of the book value of all marketable securities in the portfolio.

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

Contractual Obligations.  In our day-to-day business activities, we incur certain commitments to make future payments under contracts such as operating leases and purchase orders. Maturities under these contracts are set forth in the following table as of December 31, 2008 (amounts in thousands):

	Payment due by period
						More than
	2009	2010	2011	2012	2013	5 years

Operating lease obligations	$345	$431	$440	$444	$455	$76
Inventory Purchase obligations	11,860	—	—	—	—	—

Totals	$12,205	$431	$440	$444	$455	$76

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

In the first quarter of 2007, we entered into three separate transactions to sell the assets of our Connectivity Group.

In the first transaction, we sold to CradlePoint, Inc. the assets of the handheld hardware product line for $50,000 in cash, $250,000 in a short-term receivable, $1.5 million in notes receivable, 5% of the acquirer’s revenues for five years, with a minimum payment of $300,000 due within three years, and 100% of the first $200,000, and 50% thereafter, of any sales beyond the first $1.8 million of inventory purchased by the acquirer at the closing. As of February 26, 2009, CradlePoint was not in compliance with the terms of the promissory note. The net remaining recorded balance of the $1.5 million promissory note is $80,000 at March 6, 2009. To date, we have not recorded any receivables related to the future royalty streams due to us under the terms of the CradlePoint sale.

The second and third transactions involved the sale of substantially all of the assets of our expansion and docking business. The agreements for these transactions were executed in February 2007 and the transactions were completed in April 2007. In one transaction, we sold a portfolio of patents and patents pending relating to our PCI expansion and docking technology to A.H. Cresant Group LLC. In the other transaction, we sold substantially all of the assets related to our expansion and docking business to Mission Technology Group, an entity that is owned by Randy Jones, our former Senior Vice President and General Manager, Connectivity. As a result of these two transactions, the Company received total net proceeds of approximately $4.8 million consisting of $925,000 in cash and two promissory notes totaling approximately $3.9 million. At the closing, we also received a 15% fully-diluted equity interest in Mission Technology Group. Given the related party nature of this transaction, we retained an independent, third party financial advisor to assist us. In determining the sales price for these assets and liabilities, we evaluated past performance and expected future performance, and received an opinion from our financial advisor that the consideration to be received was fair from a financial point of view. Our Board of Directors approved these transactions following a separate review and recommended approval of the Mission Technology Group transaction by our Audit Committee. We include the assets, liabilities and operating results of Mission Technology Group in our consolidated financial statements pursuant to FIN 46R. Connectivity Group revenue accounted for approximately 9% of revenue for the year ended December 31, 2008. The operating results of Mission Technology Group are included in the results of the Connectivity Group and constituted all of the operating income of this group for the year ended December 31, 2008.

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

Net Operating Loss Carry-forwards.  As of December 31, 2008, we had approximately $157 million of federal, foreign and state net operating loss carry-forwards which expire at various dates. We anticipate that the sale of common stock in our initial public offering and in subsequent private offerings, as well as the issuance of our common stock for acquisitions, coupled with prior sales of common stock will cause an annual limitation on the use of our net operating loss carry-forwards pursuant to the change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended. This limitation is expected to have a material effect on the timing of our ability to use the net operating loss carry-forwards in the future. Additionally, our ability to use the net operating loss carry-forwards is dependent upon our level of future profitability, which cannot be determined.

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

See “Liquidity and Capital Resources” for further discussion of our financing facilities and capital structure. Market risk, calculated as the potential change in fair value of our cash equivalents and line of credit resulting from a hypothetical 1.0% (100 basis point) change in interest rates, was not material at December 31, 2008.

Item 8.	Financial Statements and Supplementary Data

IGO, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
iGo, Inc.:

We have audited the accompanying consolidated balance sheets of iGo, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iGo, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company has changed its method of accounting for uncertainty in income taxes due to the adoption of the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 and, effective January 1, 2008, the Company adopted the disclosure provisions of FASB Statement of Financial Standards No. 157, Fair Value Measurements.

/s/ KPMG LLP

Phoenix, Arizona
March 13, 2009

IGO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands,
	except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$26,139	$15,908
Short-term investments	4,964	9,026
Accounts receivable, net	12,554	16,924
Inventories	4,353	7,406
Prepaid expenses and other current assets	527	446

Total current assets	48,537	49,710
Property and equipment, net	1,147	1,553
Intangible assets, net	1,231	1,926
Notes receivable and other assets	320	961

Total assets	$51,235	$54,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,074	$11,694
Accrued expenses and other current liabilities	3,412	3,680
Deferred revenue	412	936

Total liabilities	10,898	16,310

Minority interest	640	384

Commitments and contingencies (notes 12 and 19)
Stockholders’ equity:
Common stock, $.01 par value; authorized 90,000,000 Shares; 31,924,183 and 31,446,185 shares issued and outstanding at December 31, 2008 and 2007, respectively	319	314
Additional paid-in capital	169,863	168,010
Accumulated deficit	(130,640)	(131,091)
Accumulated other comprehensive income	155	223

Total stockholders’ equity	39,697	37,456

Total liabilities and stockholders’ equity	$51,235	$54,150

See accompanying notes to consolidated financial statements.

IGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(In thousands,
	except per share amounts)

Revenue	$77,146	$77,719	$92,464
Cost of revenue	54,554	58,473	69,349

Gross profit	22,592	19,246	23,115

Operating expenses:
Sales and marketing	9,074	9,764	11,394
Research and development	3,548	5,201	7,811
General and administrative	11,887	14,853	13,761
Asset impairment	—	5,048	8,073

Total operating expenses	24,509	34,866	41,039

Loss from operations	(1,917)	(15,620)	(17,924)
Other income (expense):
Interest income, net	773	1,156	1,203
Gain on disposal of assets	656	1,891	—
Litigation settlement income (expense)	672	—	(250)
Other income (expense), net	523	393	129

Income (loss) before minority interest and provision for income taxes	707	(12,180)	(16,842)
Minority interest	256	384	—
Provision for income taxes	—	—	—

Net income (loss)	$451	$(12,564)	$(16,842)

Net income (loss) per share:
Basic	$0.01	$(0.40)	$(0.54)

Diluted	$0.01	$(0.40)	$(0.54)

Weighted average common shares outstanding:
Basic	31,786	31,534	31,392

Diluted	34,394	31,534	31,392

See accompanying notes to consolidated financial statements.

IGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

					Accumulated
			Additional		Other	Net
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income(Loss)	Equity
	(In thousands, except share amounts)

Balances at December 31, 2005	30,844,582	$308	$160,622	$(101,685)	$104	$59,349
Issuance of common stock for options exercised	356,994	4	602	—	—	606
Issuance of common stock under Employee Stock Purchase Plan	4,815	—	34	—	—	34
Issuance of common stock for acquisitions	377,740	4	2,666	—	—	2,670
Issuance of stock awards	48,388	—	24	—	—	24
Issuance of common stock for board compensation	7,410	—	54	—	—	54
Issuance of common stock for legal settlement	82,538	1	798	—	—	799
Amortization of deferred compensation	—	—	2,636	—	—	2,636
Comprehensive income (loss):
Unrealized Gain on Available for Sale Investments	—	—	—	—	25	25
Foreign currency translation adjustment	—	—	—	—	50	50
Net loss	—	—	—	(16,842)	—	(16,842)

Total comprehensive loss						(16,767)
Balances at December 31, 2006	31,731,938	$317	$167,436	$(118,527)	$179	$49,405
Issuance of common stock for warrants exercised	13,823	—	14	—	—	14
Issuance of common stock for options exercised	121,673	1	238	—	—	239
Issuance of stock awards	264,405	3	(208)	—	—	(205)
Issuance of common stock for board compensation	13,473	—	45	—	—	45
Amortization of deferred compensation	—	—	2,625	—	—	2,625
Purchase of treasury stock	(689,656)	(7)	(2,140)	—	—	(2,147)
Comprehensive income (loss):
Unrealized Gain on Available for Sale Investments	—	—	—	—	8	8
Foreign currency translation adjustment	—	—	—	—	36	36
Net loss	—	—	—	(12,564)	—	(12,564)

Total comprehensive loss						(12,520)
Balances at December 31, 2007	31,446,185	$314	$168,010	$(131,091)	$223	$37,456
Issuance of common stock for warrants exercised	27,647	—	28	—	—	28
Issuance of common stock for options exercised	10,785	—	9	—	—	9
Issuance of stock awards	439,566	5	(246)	—	—	(241)
Issuance of common stock for board compensation	—	—	32	—	—	32
Amortization of deferred compensation	—	—	2,030	—	—	2,030
Comprehensive income (loss):
Unrealized Loss on Available for Sale Investments	—	—	—	—	(3)	(3)
Foreign currency translation adjustment	—	—	—	—	(65)	(65)
Net income	—	—	—	451	—	451

Total comprehensive income						383

Balances at December 31, 2008	31,924,183	$319	$169,863	$(130,640)	$155	$39,697

See accompanying notes to consolidated financial statements.

IGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except share amounts)

Cash flows from operating activities:
Net income (loss)	$451	$(12,564)	$(16,842)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Minority interest	256	384	—
Provisions for doubtful accounts and sales returns and credits	611	593	736
Depreciation and amortization	1,563	2,074	2,121
Amortization of deferred compensation	2,030	2,625	2,636
Gain on disposal of assets	(656)	(1,535)	—
Impairment of goodwill	—	3,912	6,895
Impairment of intangible assets	—	573	690
Impairment of property and equipment	—	564	519
Compensation expense settled with stock, options or warrants	32	45	100
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,759	3,338	(2,027)
Inventories	3,053	4,944	1,428
Prepaid expenses and other assets	96	(1,180)	894
Accounts payable	(4,620)	(522)	(6,685)
Accrued expenses and other current liabilities	(1,033)	192	(1,602)

Net cash provided by (used in) operating activities	5,542	3,443	(11,137)

Cash flows from investing activities:
Purchase of property and equipment	(342)	(464)	(1,496)
Purchase of investments	(8,812)	(883)	(4,636)
Sale of investments	12,871	4,645	12,168
Proceeds from sale of intangible assets	1,000	1,850	—

Net cash provided by investing activities	4,717	5,148	6,036

Cash flows from financing activities:
Repurchase of common stock	—	(2,147)	—
Repayment of long-term debt and capital lease obligations	—	(25)	(25)
Net proceeds from sale of common stock	—	—	34
Proceeds from exercise of warrants and options	37	253	606

Net cash provided by (used in) financing activities	37	(1,919)	615

Effects of exchange rates on cash and cash equivalents	(65)	35	50

Net increase (decrease) in cash and cash equivalents	10,231	6,707	(4,436)

Cash and cash equivalents, beginning of year	15,908	9,201	13,637

Cash and cash equivalents, end of year	$26,139	$15,908	$9,201

Supplemental disclosure of cash flow information:
Interest paid	$—	$—	$13

Supplemental schedule of noncash investing and financing activities:
Common stock issued in connection with acquisitions and legal settlement	$—	$—	$3,469

Issuance of restricted stock units for deferred compensation to employees and board members during 2008, 2007 and 2006, respectively	$1,281	$2,445	$1,594

See accompanying notes to consolidated financial statements.

IGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

(1)  Nature of Business

iGo, Inc. and subsidiaries (collectively, “iGo” or the “Company”) formerly known as Mobility Electronics, Inc., was formed on May 4, 1995. iGo was originally formed as a limited liability corporation; however, in August 1996 the Company became a C Corporation incorporated in the State of Delaware.

iGo designs, develops, manufactures and/or distributes power products for high-power mobile electronic devices, such as portable computers; power products for low-power mobile electronic devices, such as mobile phones, PDAs, and MP3 players; expansion and docking products; and mobile electronic accessory products. iGo distributes products in North America, Europe and Asia Pacific.

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

The Company believes its critical accounting policies, consisting of revenue recognition, inventory valuation, long-lived asset valuation, deferred tax asset valuation, and variable interest entities affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. These policies are discussed below.

  (b) Principles of Consolidation

The consolidated financial statements include the accounts of iGo, Inc. and its wholly-owned subsidiaries, Mobility California, Inc., Mobility Idaho, Inc., Mobility 2001 Limited, Mobility Texas, Inc., Mobility Assets, Inc. and iGo Direct Corporation, and as of April 16, 2007, the accounts of Mission Technology Group, Inc. (“Mission”), in which Mobility California, Inc. holds a 15% equity interest (collectively, “iGo” or the “Company”). The accounts of Mission Technology Group are consolidated pursuant to Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). Refer to Note 3 for further discussion of FIN 46R. All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

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

IGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006 — (Continued)

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

(f) Accounts Receivable

Accounts receivable consist of trade receivables from customers and short-term notes receivable. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The allowance is assessed on a regular basis by management and is based upon management’s periodic review of the collectibility of the receivables with respect to historical experience. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company also maintains an allowance for sales returns and credits in the amount of the difference between the sales price and the cost of revenue based on management’s periodic review and estimate of returns. Should the actual return or sales credit rates differ from the Company’s estimates, revisions to the estimated allowance for sales returns and credits may be required.

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

(h) Property and Equipment

Property and equipment are stated at cost. Depreciation on furniture, fixtures and equipment is provided using the straight-line method over the estimated useful lives of the assets ranging from three to five years. Leasehold improvements are amortized over the shorter of the lease term or estimated useful life. Tooling is capitalized at cost and is depreciated over a two-year period. We periodically evaluate the recoverability of property and equipment and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that an impairment exists. The Company evaluates recoverability by a comparison of the carrying amount of the assets to future projections of undiscounted cash flows expected to be generated by the assets. The estimated future cash

IGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006 — (Continued)

flows used are based on our business plans and forecasts, which consider historical results adjusted for future expectations. If future market conditions and the Company’s outlook deteriorate, the Company may be required to record impairment charges in the future.

(i) Intangible Assets

Intangible assets include the cost of patents, trademarks and non-compete agreements, as well as identifiable intangible assets acquired through business combinations including trade names, customer lists and software technology. Intangible assets are amortized on a straight-line basis over their estimated economic lives of three to 10 years. We periodically evaluate the recoverability of intangible assets and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that an impairment exists. The Company evaluates recoverability by a comparison of the carrying amount of the assets to future projections of undiscounted cash flows expected to be generated by the assets. The estimated future cash flows used are based on our business plans and forecasts, which consider historical results adjusted for future expectations. If future market conditions and the Company’s outlook deteriorate, the Company may be required to record impairment charges in the future. All of the Company’s intangible assets are subject to amortization.

(j) Warranty Costs

The Company provides limited warranties on certain of its products for periods generally not exceeding three years. The Company accrues for the estimated cost of warranties at the time revenue is recognized. The accrual is based on the Company’s actual claim experience. Should actual warranty claim rates, or service delivery costs, differ from our estimates, revisions to the estimated warranty liability would be required.

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

(l) Net Income (Loss) per Common Share

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

IGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006 — (Continued)

(m) Share-based Compensation

The Company measures all share-based payments to employees at fair value and records expense in the consolidated statement of operations over the requisite service period (generally the vesting period).

During the year ended December 31, 2006, the Company completed a voluntary review of its historical stock option granting practices that was overseen by the Audit Committee of the Company’s Board of Directors, with the assistance of legal counsel. The Company determined that it used incorrect measurement dates with respect to the accounting for certain previously granted stock options, primarily during the years 2000 through 2004, as a result of lapses in documentation and deficiencies in option plan administration controls. Accordingly, the Company recorded a pretax cumulative charge of $717,000 in the year ended December 31, 2006 in general and administrative expense related to certain grants dating back to fiscal 2000, based upon the Company’s determination that such grants had intrinsic value on the applicable measurement dates of the option grants. The Company determined the effect of the incorrect measurement dates was not material to any prior fiscal year or interim periods in fiscal 2006.

The Company is currently assessing the impact of negative tax consequences that might arise for employees as a result of this matter. During 2007, the Company decided to compensate employees for any such negative tax consequences that may have arisen. The Company has requested a voluntary closing agreement with the Internal Revenue Service in connection with this issue. The Internal Revenue Service has commenced a limited scope audit of the tax consequences of the above discussed stock option grants. The Company has recorded a liability of $600,000 in the accompanying financial statements as its estimate of potential exposure.

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

(q) Segment Reporting

The Company is engaged in the business of selling accessories for computers and mobile electronic devices. The Company has three reporting business segments, consisting of the High-Power Group, Low-Power Group, and Connectivity Group. As of December 31, 2008 and 2007, the results of the Connectivity Segment consist of the operating results of Mission.

IGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006 — (Continued)

(r) Recently Issued Accounting Pronouncements

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

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS 160 changes the accounting and reporting for minority interests, which will be re-characterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008 with early application prohibited. As a result of adopting SFAS 160, beginning in fiscal 2009 operating losses will be allocated to noncontrolling interests even when such allocation results in a deficit balance (i.e., book value can go negative). The Company will present noncontrolling interests (currently shown as minority interest) as a component of equity on the consolidated balance sheets and minority interest expense will no longer be separately reported as a reduction to net income on the consolidated statements of operations. The Company does not anticipate the adoption of SFAS 160 to have any other material impact on its consolidated financial statements.

In December 2007, the FASB issued FASB Staff Position FAS 157-b, “Effective Date of FASB Statement No. 157,” which delays the effective date of Statement No. 157 for all nonfinancial assets and nonfinancial

IGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006 — (Continued)

liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. In accordance with the new rule, the Company will adopt Statement No. 157 for all nonfinancial assets and nonfinancial liabilities in the first quarter of 2009 and does not expect adoption to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 (“SFAS 157”), “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. GAAP and expands disclosure requirements about fair value measurements. The Company adopted the disclosure provisions of SFAS 157 for financial assets and liabilities effective January 1, 2008. The implementation of SFAS 157 did not have a material impact on the Company’s consolidated financial statements. See Note 5 for additional fair value disclosures.

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

In April 2007, the Company completed a sale of the assets of its expansion and docking business to Mission, an entity that was formed by a former officer of the Company, in exchange for $3,930,000 of notes receivable and a 15% common equity interest. There was no cash equity contributed to Mission at its formation and Mission’s equity consists solely of its operating profit. Accordingly, the Company has determined that Mission does not have sufficient equity to carry out its principal operating activities without subordinated financial support, and that Mission qualifies as a VIE under FIN 46R. The Company has also determined that its 15% equity interest and its notes receivable qualify as variable interests under FIN 46R. Furthermore, as Mission is obligated to repay the promissory notes it issued to the Company, the Company has determined that it is the primary beneficiary of the VIE, and accordingly, must include the assets, liabilities and operating results of Mission in its consolidated financial statements. As of December 31, 2008, the unpaid balance of the notes receivable from Mission was $2,364,000. The Company reports as “minority interest” the portion of the Company’s net earnings that is attributable to the collective ownership interests of minority investors. Minority interest represents the 85% share in the net earnings of Mission held by other owners.

IGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006 — (Continued)

The following table summarizes the balance sheet effect of consolidating Mission as of December 31, 2008:

			iGo
	Mission		Consolidated
	(Amounts in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$521		$26,139
Short-term investments	—		4,964
Accounts receivable, net	543	*	12,554
Inventories	755		4,353
Prepaid expenses and other current assets	10		527

Total current assets	1,829		48,537
Property and equipment, net	89		1,147
Intangible assets, net	—		1,231
Notes receivable (payable) and other assets	(624	)*	320

Total assets	$1,294		$51,235

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$315		$7,074
Accrued expenses and other current liabilities	276	*	3,412
Deferred revenue	—		412

Total current liabilities	591		10,898
Minority interest	—		640

Total liabilities	591		11,538

Stockholders’ equity:	703		39,697

Total liabilities and stockholders’ equity	$1,294		$51,235

*	Reflects the elimination of intercompany accounts and notes receivable.

(4)	Acquisition

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

IGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006 — (Continued)

The purchase price of $2,500,000, plus acquisition costs of $92,000, was allocated as follows (amounts in thousands):

Purchase price:
Common stock	$2,500
Costs of acquisition	92

$2,592

Assets acquired and liabilities assumed:
Current assets	$1,238
Property and equipment	830
Intangible assets	1,450
Goodwill	237
Current liabilities	(1,163)

$2,592

The pro forma financial information is not presented, as the impact of this acquisition is not material.

(5)	Fair Value Measurement

As of December 31, 2008, the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis are comprised of overnight money market funds and investments in marketable securities.

The Company invests excess cash from its operating cash accounts in overnight money market funds and reflects these amounts within cash and cash equivalents on the consolidated balance sheet at a net value of 1:1 for each dollar invested.

At December 31, 2008, investments totaling $4,964,000 are included within short-term investments on the consolidated balance sheet. These investments are considered available-for-sale securities and are reported at fair value based on third-party broker statements which represents level 2 in the SFAS 157 fair value hierarchy. The unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income. Realized gains and losses are included in interest income, net.

(6)  Investments

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

The Company received net proceeds of $4,059,000 from the sale of available-for-sale marketable securities during the year ended December 31, 2008.

IGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006 — (Continued)

As of December 31, 2008 and 2007, the amortized cost basis, unrealized holding gains, unrealized holding losses, and aggregate fair value by short-term major security type investments were as follows (amounts in thousands):

	December 31, 2008			December 31, 2007
		Net			Net
		Unrealized			Unrealized
		Holding			Holding
	Amortized	Gains	Aggregate	Amortized	Gains	Aggregate
	Cost	(Losses)	Fair Value	Cost	(Losses)	Fair Value

U.S. corporate securities:
Commercial paper	$1,642	$4	$1,646	$3,821	$1	$3,822
Corporate notes and bonds	3,319	(1)	3,318	2,902	—	2,902
Asset backed securities — fixed	—	—	—	—	—	—

	—	—	—	6,723	1	6,724
U.S. government securities	—	—	—	2,298	4	2,302

	$4,961	$3	$4,964	$9,021	$5	$9,026

(7)  Inventories

Inventories consist of the following (amounts in thousands):

	December 31,
	2008	2007

Raw materials	$740	$1,029
Finished goods	3,613	6,377

	$4,353	$7,406

In July 2007, the Company determined it would reduce the number of stock keeping units, or SKUs, currently offered to eliminate low-volume products, such as customer-specific packaging options with limited distribution. The decision to reduce SKUs resulted in a write-down to inventory of $3,757,000, which was recorded in the second quarter of 2007.

(8)	Property and Equipment

Property and equipment consists of the following (amounts in thousands):

	December 31,
	2008	2007

Furniture and fixtures	$448	$531
Store, warehouse and related equipment	982	1,455
Computer equipment	2,914	4,206
Tooling	1,949	2,852
Leasehold improvements	550	586

	6,843	9,630
Less accumulated depreciation and amortization	(5,696)	(8,077)

Property and equipment, net	$1,147	$1,553

IGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006 — (Continued)

Aggregate depreciation and amortization expense for property and equipment totaled $748,000, $1,274,000 and $1,238,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

(9)	Asset Impairment

The Company incurred no asset impairment charges during the year ended December 31, 2008.

During the quarter ended December 31, 2007, in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) and Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company determined that there was an indication that property and equipment, with a gross value of $917,000, amortizable intangible assets, with a gross value of $970,000, associated with its Low-Power Group segment, and goodwill with a gross value of $3,912,000 associated with its High-Power and Low-Power Group segments might be impaired. Accordingly, the Company performed impairment analyses in accordance with SFAS 144 and SFAS 142 and determined that these property and equipment assets, amortizable intangible assets, and goodwill were impaired due to a significant deterioration in forecasted sales. As a result, during the quarter ended December 31, 2007, the Company recorded impairment charges of $563,000 related to property and equipment, which was net of accumulated depreciation of $353,000, $573,000 related to amortizable intangible assets, which was net of accumulated amortization of $397,000, and $3,912,000 related to goodwill. These impairment charges are included in the consolidated statements of operations under the caption “Asset Impairment.”

During the quarter ended September 30, 2006, as a result of a sharp downturn in handheld product sales, and in accordance with SFAS 144 and SFAS 142, the Company determined that there was an indication that property and equipment, with a gross value of $1,079,000, and amortizable intangible assets, with a gross value of $1,642,000, and goodwill with a gross value of $6,895,000 associated with its Connectivity Group segment might be impaired. Accordingly, the Company performed impairment analyses in accordance with SFAS 144 and SFAS 142 and determined that these property and equipment assets, amortizable intangible assets, and goodwill were impaired due to a significant deterioration in current quarter sales and forecasted sales to the segment’s largest customer. As a result, during the quarter ended September 30, 2006, the Company recorded impairment charges of $488,000 related to property and equipment, which was net of accumulated depreciation of $591,000, $690,000 related to amortizable intangible assets, which was net of accumulated amortization of $952,000, and $6,895,000 related to goodwill. These impairment charges are included in the consolidated statements of operations under the caption “Asset impairment.”

(10)	Intangible Assets

Intangible assets consist of the following at December 31, 2008 and 2007 (amounts in thousands):

		December 31, 2008			December 31, 2007
	Average	Gross		Net	Gross		Net
	Life	Intangible	Accumulated	Intangible	Intangible	Accumulated	Intangible
	(Years)	Assets	Amortization	Assets	Assets	Amortization	Assets

Amortized intangible assets:
License fees	7	$334	$(334)	$—	$334	$(280)	$54
Patents and trademarks	3	3,320	(2,270)	1,050	3,368	(1,726)	1,642
Trade names	10	442	(261)	181	429	(214)	215
Customer intangibles	3	33	(33)	—	33	(18)	15

Total		$4,129	$(2,898)	$1,231	$4,164	$(2,238)	$1,926

In December, 2008, the Company sold a portfolio of patents and patents pending related to its foldable keyboard technology for gross proceeds of $1,000,000. The net book value of this portfolio of patents was

IGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006 — (Continued)

$344,000, resulting in a gain on the sale of these assets of $656,000. The Company continues to maintain all of its patents and patents pending related to its power and other technologies.

In April 2007, the Company sold a portfolio of patents and patents pending related to its PCI expansion and docking technology for gross proceeds of $1,850,000. The net book value of this portfolio of patents was $28,000, resulting in a gain on the sale of these assets of $1,822,000. Per the terms of the agreement, the Company received a perpetual, non-exclusive license to utilize the patent portfolio, and granted a sublicense to Mission in its ongoing connectivity business.

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

Aggregate amortization expense for identifiable intangible assets totaled $815,000, $800,000 and $883,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Estimated amortization expense for each of the five succeeding years ended December 31 is as follows (amounts in thousands):

Amortization
Year	Expense

2009	$594
2010	426
2011	112
2012	76
2013	23

(11)	Notes Receivable and Other Assets

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

The estimated net realizable value of the note receivable from CradlePoint in connection with this transaction is included in notes receivable and other assets. The net balance of the CradlePoint note receivable was $210,000 as of December 31, 2008 and $683,000 as of December 31, 2007.

IGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006 — (Continued)

(12)	Lease Commitments

The Company has entered into various non-cancelable operating lease agreements for its office facilities and office equipment, which expire in 2014. Existing facility leases require monthly rents plus payment of property taxes, normal maintenance and insurance on facilities. Rental expense for the operating leases was $752,000, $980,000 and $982,000 during the years ended 2008, 2007, and 2006, respectively.

A summary of the minimum future lease payments for the years ending December 31 follows (amounts in thousands):

2009	345
2010	431
2011	440
2012	444
2013	455
Thereafter	76

$2,191

(13)	Income Taxes

The provision for income taxes includes income taxes currently payable and those deferred due to temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. The Company recorded no provision for income taxes for the years ended December 31, 2008, 2007 and 2006.

The provision for income taxes differed from the amounts computed by applying the statutory U.S. federal income tax rate of 34% in 2008, 2007 and 2006 to income (loss) before income taxes as a result of the following:

	Years Ended December 31,
	2008	2007	2006

Federal statutory rate	$240	$(4,141)	$(5,726)
Equity interest in non-includable entity	(102)	(132)	—
Meals, entertainment and other non-deductible expenses	15	22	35
Foreign rate differential	50	36	18
Gain on sale of assets of Texas subsidiary	(16)	(3)	399
Change of net operating loss as a result of Section 382 Study	(19,670)	—	—
Change in deferred tax valuation allowance	19,483	3,632	5,302
Adjustment to deferred taxes	—	(663)	(2,372)
Non-deductible goodwill impairment	—	1,249	2,344

Income tax provision	$—	$—	$—

With the exception of 2005 and 2008, the Company has generated net operating losses for both financial and income tax reporting purposes since inception. At December 31, 2008, the Company had net operating loss carry-forwards for federal income tax purposes of approximately $157,119,000 and approximately $7,761,000 for foreign income tax purposes which, subject to possible annual limitations, are available to offset future taxable income, if any. The federal net operating loss carry-forwards expire between 2018 and 2028.

IGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006 — (Continued)

The temporary differences that give rise to deferred tax assets and liabilities at December 31, 2008 and 2007 are as follows (amounts in thousands):

	December 31,
	2008	2007

Deferred tax assets:
Net operating loss carry forward for federal income taxes	$53,420	$33,207
Net operating loss carry forward for foreign income taxes	2,328	1,956
Net operating loss carry forward for state income taxes	3,010	3,416
Depreciation and amortization	1,575	1,487
Accrued liabilities	1,843	2,241
Reserves	245	217
Bad debts	213	226
Tax credits	631	630
Inventory obsolescence	755	1,761

Total gross deferred tax assets	64,020	45,141

Deferred tax liabilities:
Intangible Assets	(47)	(39)
Acquisitions	(145)	(159)

Total gross deferred tax liabilities	(192)	(198)

Net deferred tax assets	63,826	44,943
Less valuation allowance	(63,826)	(44,943)

Net deferred tax assets	$—	$—

The valuation allowance for deferred tax assets as of December 31, 2008 and 2007 was $63,828,000 and $44,943,000, respectively. The change in the total valuation allowance for the year ended December 31, 2008 was an increase of $18,885,000.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. In addition, due to the frequency of equity transactions and acquisitions by the Company, it is possible the use of the Company’s remaining net operating loss carry-forward may be limited in accordance with Section 382 of the Internal Revenue Code. In 2005, a preliminary Section 382 assessment was performed on the net operating losses of iGo which were acquired as part of the iGo acquisition in 2002. Based on this preliminary assessment, the Company has determined that it is doubtful that these net operating losses will be utilized due to the limitations of Section 382. Therefore, the deferred tax asset and the related valuation allowance for these net operating losses was reduced by $18,678,000 in 2005 to reflect the fact that this portion of the net operating losses will never be used. An updated Section 382 assessment was finalized in 2008. Based on the updated assessment, it was determined that the limitations of Section 382 will not prevent the Company from utilizing its net operating losses if there is sufficient income generated before the losses expire. Therefore, the Company reversed the 2005 reduction of the deferred tax asset and the related valuation allowance. The reversal caused a $19,670,000 increase in net operating loss carry forwards, which is offset by a corresponding increase in valuation allowance.

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in assessing the valuation allowance. Based upon the level of historical taxable income and

IGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006 — (Continued)

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (amounts in thousands):

	December 31,	December 31,
	2008	2007

Gross unrecognized tax benefits, beginning of year	$297	$—
Additions based on tax positions related to the current year	41	30
Additions/Subtractions for tax positions of prior years	(27)	267
Reductions for settlements and payments	—	—
Reductions due to statute expiration	—	—

Gross unrecognized tax benefits, end of year	$311	$297

Included in the balance of gross unrecognized tax benefits at December 31, 2008, are $64,000 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would normally accelerate the payment of cash to the taxing authority to an earlier period. However, because the Company has significant tax net operating losses in the federal and most state taxing jurisdictions, the Company believes any ultimate settlement of these items differently than as reported in the original tax returns will have little or no impact.

Included in the balance of gross unrecognized tax benefits at December 31, 2008 is $247,000 of tax positions for which ultimate tax benefit is uncertain. These amounts consist of various credits. Because of the permanent nature of these items the disallowance would normally impact the effective tax rate.

With respect to the uncertain positions identified above, both timing and credit items, the Company has established a valuation allowance against all of the credit carry-forward amounts and the net deferred tax assets. Further, sufficient net operating loss exists to offset any potential increase in taxable items. Therefore, any reversal or settlement of the amounts identified above should result in little or no additional tax. Accordingly, no interest or penalty has been accrued or included related to the table amounts shown above.

There are no positions the Company reasonably anticipates will significantly increase or decrease within 12 months of the reporting date.

IGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006 — (Continued)

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is subject to examinations in all jurisdictions as statutes have not closed due to a history of net operating losses. The Company’s U.S. income tax return for 2005 is currently under audit with the Internal Revenue Service (IRS). The Company cannot offer any indication as to when the audit will be complete or what issues, if any, will be raised. The Company anticipates any adjustments proposed will have little, if any, impact due to the large tax net operating loss carry-forwards.

(14)	Stockholders’ Equity

(a)	Convertible Preferred Stock and Related Warrants

During January of 2008, 27,647 Series F Warrants were exercised and exchanged for 27,647 shares of Common Stock at a par value of $0.01. At December 31, 2008, there were no further Series F Warrants outstanding.

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

In May 2007, the Company’s board of directors authorized, and the Company repurchased, 689,656 shares of its common stock at a price of $3.11 per share, or a total price of $2,147,382, in a private transaction. The Company immediately retired these shares upon repurchase based on approval received from its Board of Directors. In August 2006, the Company issued 15,000 shares of common stock, valued at $11.36 per share, or $170,000 in aggregate, to Invision Software as earn-out consideration. In May 2006, the Company issued 362,740 shares of common stock, valued at $6.89 per share, or $2,500,000, for the acquisition of the assets of Think Outside, Inc. In February 2006, the Company issued 82,538 shares of common stock, valued at $9.68 per share, to former stockholders of Portsmith in connection with the settlement of a lawsuit.

As of December 31, 2007, Motorola held warrants to purchase 1,190,476 shares of the Company’s common stock, with two performance targets, as defined in the warrant agreement. On February 15, 2008, 595,238 warrants expired due to non-achievement of the performance criteria. If the remaining performance criteria are achieved, the remaining 595,238 warrants will become exercisable, and these warrants expire on February 15, 2010, but may, under certain circumstances, extend to August 15, 2010. In addition, pursuant to the terms of these warrants, if at any time following March 31, 2006, the closing price of the Company’s common stock exceeds $16.80 per share for 20 consecutive trading days, the Company may, at its option, notify and require that Motorola exercise, or forfeit, these warrants within 180 days. When it becomes probable that each of the performance targets of the Division will be met, or when the Company notifies and requires that Motorola exercise, or forfeit, the warrants, the fair value of the warrants will be measured and a corresponding charge will be recorded to sales and marketing expense.

At December 31, 2008, there were warrants outstanding and exercisable for 600,235 shares of common stock.

(15)	Employee Benefit Plans

(a)	Retirement Plan

The Company has a defined contribution 401(k) plan for all employees. Under the 401(k) plan, employees are permitted to make contributions to the plan in accordance with IRS regulations. The Company may make

IGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006 — (Continued)

discretionary contributions as approved by the Board of Directors. The Company contributed $255,000, $207,000 and $299,000 during 2008, 2007 and 2006, respectively.

(b)	Stock Options

In 1996, the Company adopted the Incentive Stock Option Plan (the “1996 Plan”). The 1996 Plan was terminated on April 30, 2008. During 2002, in connection with its acquisition of Cutting Edge Software, the Company’s Board of Directors authorized the issuance of options to purchase 150,000 shares of common stock to certain Cutting Edge Software employees (the “CES Options”). During 2004, the Company adopted the Omnibus Long-Term Incentive Plan (the “2004 Omnibus Plan”) and the Non-Employee Directors Plan (the “2004 Directors Plan”). Under the 2004 Omnibus Plan, the Company may grant up to 2,350,000 stock options, stock appreciation rights, restricted stock awards, performance awards, and other stock awards. Under the 2004 Directors Plan, the Company may grant up to 400,000 stock options, stock appreciation rights, restricted stock awards, performance awards, and other stock awards. The options under the 1996 Plan, the CES Options, and the 2004 Omnibus Plan were granted at the fair market value of the Company’s stock at the date of grant as determined by the Company’s Board of Directors. Options become exercisable over varying periods up to 3.5 years and expire at the earlier of termination of employment or up to six years after the date of grant. At December 31, 2008, there were no shares available for grant under the 1996 Plan, and 229,807 shares and 52,694 shares available under the 2004 Omnibus Plan and the 2004 Directors Plan, respectively.

The Company did not grant any stock options during the years ended December 31, 2008, 2007 or 2006, respectively.

The following table summarizes information regarding stock option activity for the years ended December 31, 2006, 2007 and 2008:

		Weighted Average
		Exercise Price
	Number	per Share

Outstanding, January 1, 2006	1,182,746	$4.92
Granted	—	—
Canceled	(112,049)	7.52
Exercised	(362,619)	1.82

Outstanding, December 31, 2006	708,078	6.10
Granted	—	—
Canceled	(195,855)	8.25
Exercised	(116,048)	1.92

Outstanding, December 31, 2007	396,175	6.26
Granted	—	—
Canceled	(38,093)	3.08
Exercised	(10,785)	0.84

Outstanding, December 31, 2008	347,297	$6.77

IGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006 — (Continued)

The following table summarizes information about the stock options outstanding at December 31, 2008:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average	Aggregate
	Options	Contractual Life	Exercise	Options	Exercise	Intrinsic
Range of Exercise Prices	Outstanding	(In years)	Price	Exercisable	Price	Value

$0.99 - $7.27	119,297	0.44	2.70	119,297	$2.70
$7.44 - $8.92	48,000	1.14	8.16	48,000	8.16
$9.05 - $11.00	180,000	0.96	9.10	180,000	9.10

$0.99 - $11.00	347,297	0.81	$6.77	347,297	$6.77	$—

Cash received from option exercises during the years ended December 31, 2008, 2007 and 2006 totaled $9,000, $239,000 and $606,000, respectively.

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

For the years ended December 31, 2008, 2007 and 2006, the Company recorded in general and administrative expense pre-tax charges of $0, $65,000 and $912,000 associated with the expensing of stock options and employee stock purchase plan activity.

As of December 31, 2008, there were no outstanding non-vested stock options, and no unrecognized compensation expense relating to non-vested stock options.

(c)	Restricted Stock Units

Under the 2004 Directors Plan and the 2004 Omnibus Plan, the Company has granted Restricted Stock Units (“RSUs”), in lieu of stock options. The RSUs are accounted for using the measurement and recognition principles of SFAS 123(R). Accordingly, unearned compensation is measured at fair market value on the date of grant and recognized as compensation expense over the period in which the RSUs vest. All RSUs awarded during 2005 and 2006 will vest on January 13, 2010, but may vest earlier, in full, if specific performance criteria are met or, on a pro rata basis, upon the death, disability, termination without cause, or retirement of plan participants. All RSUs awarded during 2007 and 2008 will vest ratably on January 2, 2008, 2009, 2010 and 2011, but may vest earlier, either partially or in full, if specific performance criteria are met or, on a pro rata basis, upon the death, disability, termination without cause, or retirement of plan participants. RSUs awarded to board members under the 2004 Directors Plan for election to the board vest 100% upon the three-year anniversary of the grant date, but may vest earlier, on a pro rata basis, upon the death, disability, or retirement of plan participants. RSUs awarded to board members under the 2004 Directors Plan for committee service vest 100% upon the one-year anniversary of the grant date, but may vest earlier, on a pro rata basis, upon the death, disability, or retirement of plan participants.

On June 11, 2007, pursuant to the terms of the employment agreement dated May 1, 2007 by and between the Company and Michael D. Heil, the Company’s newly elected director, chief executive officer and president, Mr. Heil was awarded 1,000,000 restricted stock units outside of the Company’s 2004 Directors Plan and 2004 Omnibus Plan as an inducement award without stockholder approval pursuant to NASDAQ Marketplace Rule 4350(i)(1)(A)(iv). Pursuant to the terms of Mr. Heil’s agreement, 500,000 of the restricted stock units will vest in increments of 125,000 shares per year effective on June 11, 2008, June 11, 2009, June 11, 2010 and June 11, 2011, or earlier, in full, upon a change in control of iGo or, on a pro rata basis, upon Mr. Heil’s death, disability or termination without cause. On March 19, 2008, the vesting terms for the remaining 500,000 restricted stock units

IGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006 — (Continued)

granted to Mr. Heil were amended to provide that such restricted stock units will vest in increments of 125,000 shares per year effective March 19, 2009, March 19, 2010, March 19, 2011 and March 19, 2012, or earlier, in full, upon a change in control of iGo or, on a pro rata basis, upon Mr. Heil’s death, disability or termination without cause.

The following table summarizes information regarding restricted stock unit activity for the years ended December 31, 2006, 2007 and 2008, respectively:

	2004 Directors Plan		2004 Omnibus Plan		Heil Grant
		Weighted		Weighted		Weighted
		Average		Average		Average
		Value per		Value per		Value per
	Number	Share	Number	Share	Number	Share

Outstanding, January 1, 2006	141,900	$8.51	766,917	$7.53	—	$—
Granted	37,200	7.15	394,364	7.20	—	—
Canceled	—	—	(213,094)	7.69	—	—
Released to common stock	(14,700)	8.54	(25,688)	7.51	—	—
Released for settlement of taxes	—	—	(8,335)	7.47	—	—

Outstanding, December 31, 2006	164,400	8.20	914,164	7.36	—	—
Granted	127,167	2.81	1,053,450	3.45	1,000,000	2.13
Canceled	—	—	(575,457)	5.24	—	—
Released to common stock	(96,900)	8.28	(167,505)	7.19	—	—
Released for settlement of taxes	—	—	(66,487)	7.15	—	—

Outstanding, December 31, 2007	194,667	4.64	1,158,165	4.88	1,000,000	2.13
Granted	58,165	1.27	949,500	1.27	—	—
Canceled	(48,875)	5.69	(116,955)	3.06	—	—
Released to common stock	(74,125)	1.24	(268,992)	1.40	(125,000)	2.96
Released for settlement of taxes	—	—	(126,666)	1.40	—	—

Outstanding, December 31, 2008	129,832	$4.67	1,595,052	$3.73	875,000	$2.01

For the years ended December 31, 2008, 2007 and 2006, the Company recorded in general and administrative expense pre-tax charges of $2,062,000, $2,560,000 and $1,724,000 associated with the expensing of restricted stock unit activity.

As of December 31, 2008, there was $4,285,000 of total unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted average period of two years.

As of December 31, 2008, all outstanding restricted stock units were non-vested.

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

IGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006 — (Continued)

(16)	Net Income (Loss) per Share

The computation of basic and diluted net income (loss) per share (EPS) follows (in thousands, except per share amounts):

	Years Ended December 31,
	2008	2007	2006

Basic net income (loss) per share computation:
Numerator:
Net income (loss)	$451	$(12,564)	$(16,842)

Denominator:
Weighted average number of common shares outstanding	31,786	31,534	31,392

Basic net income (loss) per share	$0.01	$(0.40)	$(0.54)
Diluted net income (loss) per share computation:
Numerator:
Net income (loss)	$451	$(12,564)	$(16,842)

Denominator:
Weighted average number of common shares outstanding	31,786	31,534	31,392
Effect of dilutive stock options, warrants, and restricted stock units	2,608	—	—
	34,394	31,534	31,392

Diluted net income (loss) per share	$0.01	$(0.40)	$(0.54)
Stock options not included in dilutive net income (loss) per share since anti-dilutive	292	267	412
Warrants not included in dilutive net income (loss) per share since anti-dilutive	600	1,195	1,195

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

In February 2007, the Company sold substantially all of the assets, which consisted primarily of inventory, of its handheld hardware product line. The operating results of the handheld hardware product line were historically included in the results of the Connectivity Group. In April 2007, the Company sold substantially all of the assets, which consisted primarily of inventory, of its expansion and docking product line to Mission. The operating results of Mission are included in the consolidated financial statements pursuant to FIN 46R and are presented in the results of the Connectivity Group.

IGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006 — (Continued)

The following tables summarize the Company’s revenue, operating results and assets by business segment (amounts in thousands):

	Years Ended December 31,
	2008	2007	2006

Revenue:
High-Power Group	$46,156	$48,074	$57,146
Low-Power Group	23,747	22,413	17,075
Connectivity Group	7,243	7,232	18,243

	$77,146	$77,719	$92,464

	Years Ended December 31,
	2008	2007	2006

Operating income (loss):
High-Power Group	$367	$(1,312)	$11,831
Low-Power Group	8,024	338	(3,816)
Connectivity Group	431	(608)	(12,178)
Corporate	(10,739)	(14,038)	(13,761)

	$(1,917)	$(15,620)	$(17,924)

The High-Power Group operating loss for 2007 includes a $222,000 inventory impairment charge (see Note 7) and a $3,675,000 goodwill impairment charge (see Note 9). The Low-Power Group operating income for 2007 includes a $3,512,000 inventory impairment charge (see Note 7), a $1,137,000 asset impairment charge and a $237,000 goodwill impairment charge (see Note 9).

The Connectivity Group operating loss for 2006 includes a $1,178,000 asset impairment charge, a $6,895,000 goodwill impairment charge (see Note 9), and a $3,535,000 inventory impairment charge, which was based on the estimated fair value of expansion, docking and handheld cradle inventory as indicated by the terms of the transactions entered into during the first quarter of 2007 (see Note 7).

The Company’s corporate function supports its various business segments and, as a result, the Company attributes the aggregate amount of its general and administrative expense to corporate as opposed to allocating it to individual business segments.

	December 31,
	2008	2007

Assets:
High-Power Group	$11,977	$19,035
Low-Power Group	6,447	7,810
Connectivity Group	2,009	2,199
Corporate	30,802	25,106

	$51,235	$54,150

The Company’s cash and investments are used to support its various business segments and, as a result, the Company considers its aggregate cash and investments to be corporate assets as opposed to assets of individual business segments.

IGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006 — (Continued)

The following tables summarize the Company’s revenues by product line, as well as its revenues by geography and the percentages of revenue by route to market (amounts in thousands):

	Revenue by Product Line
	Years Ended December 31,
	2008	2007	2006

High-power mobile electronic power products	$45,886	$47,835	$55,109
Low-power mobile electronic power products	23,243	19,308	15,056
Foldable keyboard products	504	3,101	2,106
Accessories and other products	270	221	1,917
Handheld products	—	44	12,412
Expansion and docking products	7,243	7,210	5,864

Total revenues	$77,146	$77,719	$92,464

	Revenue by Geography
	Years Ended December 31,
	2008	2007	2006

North America	$73,914	$64,100	$77,724
Europe	2,141	3,579	5,715
Asia Pacific	1,091	10,031	8,947
All other	—	9	78

	$77,146	$77,719	$92,464

	% of Revenue by Route to Market
	Years Ended December 31,
	2008	2007	2006

OEM and private-label-resellers	45%	52%	62%
Retailers and distributors	45%	37%	31%
Other	10%	11%	7%

	100%	100%	100%

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

Two customers accounted for 42% and 33% of net sales for the year ended December 31, 2008. Three customers accounted for 36%, 27%, and 10% of net sales for the year ended December 31, 2007. Three customers accounted for 25%, 17% and 17% of net sales for the year ended December 31, 2006.

IGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006 — (Continued)

Two customers’ accounts receivable balances accounted for 56% and 28% of net accounts receivable at December 31, 2008. Three customers’ accounts receivable balances accounted for 50%, 28% and 11% of net accounts receivable at December 31, 2007.

Allowance for doubtful accounts was $570,000 and $597,000 at December 31, 2008 and December 31, 2007, respectively. Allowance for sales returns and price protection was $246,000 and $474,000 at December 31, 2008 and December 31, 2007, respectively.

If any of our significant customers reduce, delay or cancel orders with us, and we are not able to sell our products to new customers at comparable levels, our revenues could decline significantly and could result in excess inventory and obsolescence charges. In addition, any difficulty in collecting amounts due from one or more significant customers would negatively impact our operating results.

(18)	Litigation Settlement

Certain former officers of iGo Corporation had sought potential indemnification claims against the Company’s wholly-owned subsidiary, iGo Direct Corporation, relating to an SEC matter involving such individuals (but not involving the Company) that related to matters that arose prior to the Company’s acquisition of iGo Corporation in September 2002. The Company initiated litigation against the carrier of iGo Corporation’s directors’ and officers’ liability insurance for coverage of these claims under its insurance policy. During 2006, the Company reached settlement agreements with two of the three former officers of iGo Corporation that were seeking indemnification from the Company, resulting in litigation settlement expense of $250,000 for the year ended December 31, 2006. During the year ended December 31, 2008, the Company settled its litigation with iGo Corporation’s former insurance carrier, obtaining reimbursement from the insurance carrier in the amount of $1,500,000. Further, in connection with its settlement with the insurance carrier, the Company reached a settlement agreement with the last of the three former officers of iGo Corporation and reimbursed him $828,000 in final settlement of all his indemnification claims. The Company recorded net litigation settlement income of $672,000 during the year ended December 31, 2008. On July 18, 2008, the SEC announced it had settled its case against each of the three former officers of iGo Corporation.

(19)	Contingencies

At December 31, 2007, the Company had accrued a $325,000 liability for payroll-related taxes and potential interest and penalties in connection with the Company’s previously announced voluntary review of historical stock option granting practices and determination that certain grants had intrinsic value on the applicable measurement dates of the stock option grants. The Internal Revenue Service has commenced an audit of employment taxes due in connection with these stock option grants. Based on the progress of the audit, as of December 31, 2008, the Company accrued an additional $275,000, or a total of $600,000, related to this liability. In February 2009, the Company received an assessment from the Internal Revenue Service related to this audit in the amount of $596,000. The Company has not yet determined its response to the Internal Revenue Service in regard to this assessment.

The Company procures its products primarily from supply sources based in Asia. Typically, the Company places purchase orders for completed products and takes ownership of the finished inventory upon completion and delivery from its supplier. Occasionally, the Company presents its suppliers with ‘Letters of Authorization’ for the suppliers to procure long-lead raw components to be used in the manufacture of the Company’s products. These Letters of Authorization indicate the Company’s commitment to utilize the long-lead raw components in production. As of June 30, 2007, based on a change in strategic direction, the Company determined it would not procure certain products for which it had outstanding Letters of Authorization with suppliers. The Company believes it is probable that it will be required to pay suppliers for certain Letter of Authorization commitments. At December 31, 2007, the Company had estimated and accrued a liability for this contingency in the amount of $519,000. During the year ended December 31, 2008, the Company partially resolved claims with some of its

IGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006 — (Continued)

suppliers through payments totaling $268,000. Accordingly, the remaining balance of this contingent liability was $254,000 at December 31, 2008.

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

A summary of additions and deductions related to the allowances for accounts receivable for the years ended December 31, 2007, 2006 and 2005 follows (amounts in thousands):

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Year	Expenses	Utilization	Year

Allowance for doubtful accounts:
Year ended December 31, 2008	$597	$47	$(74)	$570

Year ended December 31, 2007	$286	$125	$186	$597

Year ended December 31, 2006	$316	$100	$(130)	$286

Allowance for sales returns and price protection:
Year ended December 31, 2008	$474	$564	$(792)	$246

Year ended December 31, 2007	$350	$468	$(344)	$474

Year ended December 31, 2006	$231	$636	$(517)	$350

IGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006 — (Continued)

(21)	Quarterly Financial Data (Unaudited)

A summary of the quarterly data for the years ended December 31, 2008 and 2007 follows (amounts in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year ended December 31, 2008:
Net revenue	$18,938	$18,553	$20,091	$19,564

Gross profit	$5,578	$5,404	$6,145	$5,465

Operating expenses	$(6,906)	$(5,787)	$(5,612)	$(6,204)

Gain on disposal of assets	$—	$—	$—	$656

Minority interest	$—	$—	$(210)	$(46)

Litigation settlement expense	$672	$—	$—	$—

Net income (loss)	$(235)	$(66)	$649	$103

Net income (loss) per share:
Basic	$(0.01)	$(0.00)	$0.02	$0.01

Diluted	$(0.01)	$(0.00)	$0.02	$0.01

Year ended December 31, 2007:
Net revenue	$18,863	$19,508	$19,039	$20,309

Gross profit	$5,406	$2,119	$5,705	$6,016

Operating expenses	$(8,020)	$(8,886)	$(6,791)	$(11,169)

Gain on disposal of assets	$—	$1,837	$—	$54

Minority interest	$—	$(127)	$(60)	$(197)

Litigation settlement expense	$—	$—	$—	$—

Net income (loss)	$(2,043)	$(4,768)	$(760)	$(4,993)

Net income (loss) per share:
Basic	$(0.06)	$(0.15)	$(0.02)	$(0.16)

Diluted	$(0.06)	$(0.15)	$(0.02)	$(0.16)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Based on their evaluation as of December 31, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective as of the end of the period covered by this report to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment of those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

This Management’s report is not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, unless we specifically state in future filing that such report is to be considered filed.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Item 5.03.	Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.

On March 11, 2009, iGo’s Board of Directors approved amendments to its bylaws to revise a provision regarding removal of directors to provide that a director may only be removed for cause and to make the bylaws consistent with the charter by deleting the bylaw provision that otherwise allowed the stockholders to take action without a meeting by written consent. The preceding description is qualified in its entirety by reference to iGo’s Fourth Amended and Restated Bylaws, which are filed as Exhibit 3.10 to this report and are incorporated herein by reference.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information required by this Item 10 is incorporated by reference to our definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days following year end.

We have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all of our directors, officers and employees (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), and meets the requirements of the SEC rules promulgated under Section 406 of the Sarbanes-Oxley Act of 2002. Our Code is available on our website at www.igo.com and copies are available to stockholders without charge upon written request to our Secretary at the Company’s principal address. Any substantive amendment to the Code or any waiver of a provision of the Code granted to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, will be posted on our website at www.igo.com within five business days (and retained on the Web site for at least one year).

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference to our definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days following year end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days following year end.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days following year end.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to our definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days following year end.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) (2) Financial Statements.

See the Index to Consolidated Financial Statements in Part II, Item 8.

(3) Exhibits.

The Exhibit Index and required Exhibits immediately following the Signatures to this Form 10-K are filed as part of, or hereby incorporated by reference into, this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 13, 2009.

IGO, INC.

/s/  Michael D. Heil
Michael D. Heil
President, Chief Executive Officer and
Member of the Board (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael D. Heil and Darryl S. Baker, jointly and severally, his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 13, 2009.

Signatures	Title

/s/ Michael D. Heil Michael D. Heil	President, Chief Executive Officer and Member of the Board (Principal Executive Officer)

/s/ Darryl S. Baker Darryl S. Baker	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Michael J. Larson Michael J. Larson	Director and Chairman of the Board

/s/ Peter L. Ax Peter L. Ax	Director

/s/ Larry M. Carr Larry M. Carr	Director

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1	Certificate of Incorporation of the Company(1)
3.2	Articles of Amendment to the Certificate of Incorporation of the Company dated as of June 17, 1997(2)
3.3	Articles of Amendment to the Certificate of Incorporation of the Company dated as of September 10, 1997(1)
3.4	Articles of Amendment to the Certificate of Incorporation of the Company dated as of July 20, 1998(1)
3.5	Articles of Amendment to the Certificate of Incorporation of the Company dated as of February 3, 2000(1)
3.6	Articles of Amendment to the Certificate of Incorporation of the Company dated as of March 31, 2000(2)
3.7	Certificate of Designations, Preferences, Rights and Limitations of Series G Junior Participating Preferred Stock of Mobility Electronics, Inc.(3)
3.8	Certificate of Ownership and Merger Merging iGo Merger Sub Inc. with and into Mobility Electronics, Inc.(4)
3.9	Certificate of Elimination of Series C, Series D, Series E, and Series F Preferred Stock of Mobility Electronics, Inc.(4)
3.10	Fourth Amended and Restated Bylaws of the Company*
4.1	Specimen of Common Stock Certificate(6)
4.2	Rights Agreement between the Company and Computershare Trust Company, dated June 11, 2003(3)
4.3	Amendment No. 1 to Rights Agreement dated as of August 4, 2006, by and between the Company and Computershare Trust Company, Inc.(7)
4.4	Amendment No. 2 to Rights Agreement dated as of October 11, 2006, by and between the Company and Computershare Trust Company.(8)
4.5	Form of Warrant to Purchase Common Stock of the Company issued to Silicon Valley Bank on September 3, 2003.(9)
4.6	$25 Million Threshold Warrant to Purchase Shares of Common Stock issued to Motorola, Inc., dated as of March 31, 2005.(10)
4.7	$50 Million Threshold Warrant to Purchase Shares of Common Stock issued to Motorola, Inc., dated as of March 31, 2005.(10)
4.8	Strategic Partners Investment Agreement by and among the Company, RadioShack Corporation and Motorola, Inc., dated as of March 31, 2005.(10)
10.1	Amended and Restated 1996 Long Term Incentive Plan, as amended on January 13, 2000.(1)+
10.2	Employee Stock Purchase Plan. (11)+
10.3	2004 Omnibus Plan. (12)+
10.4	Form of Indemnity Agreement executed between the Company and certain officers and directors.(13)
10.5	Standard Multi-Tenant Office Lease by and between the Company and I.S. Capital, LLC, dated July 17, 2002.(14)
10.6	Amendment to Lease Agreement by and between the Company and I.S. Capital, LLC, dated February 1, 2003.(14)
10.7	Second Amendment to Lease Agreement by and between the Company and I.S. Capital, LLC, dated January 15, 2004.(14)
10.8	Third Amendment to Lease Agreement by and between the Company and Mountain Valley Community Church, effective as of October 6, 2004.(15)
10.9	Fifth Amendment to Lease Agreement between the Company and Mountain Valley Church, effective August 25, 2008(16)
10.10	Employment Agreement, dated July 17, 2006, by and between the Company and Jonathan Downer. (17)+
10.11	Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement, dated July 17, 2006, by and between the Company and Jonathan Downer. (17)+
10.12	Form of Amended and Restated 2005 Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement. (18)+

Exhibit
Number	Description of Document

10.13	Amended and Restated Form of Non-Employee Director Long-Term Incentive Plan Restricted Stock Unit Award Agreement (Annual Committee Grants). (18)+
10.14	Amended and Restated Form of Non-Employee Director Long-Term Incentive Plan Restricted Stock Unit Award Agreement (Election / Re-Election Committee Grants). (18)+
10.15	Form of 2007 Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement. (19)+
10.16	Asset Purchase Agreement dated as of February 21, 2007 by and between Mobility California, Inc. and Mission Technology Group, Inc. (20)%
10.17	Form Change In Control Agreement executed between the Company and certain officers. (21)+
10.18	$2.5 Million Secured Promissory Note dated April 16, 2007 issued by Mission Technology Group, Inc.(22)
10.19	$1.43 Million Secured Promissory Note dated April 16, 2007 issued by Mission Technology Group, Inc.(22)
10.20	Amendment No. 1 to $2.5 Million Secured Promissory Note(23)
10.21	Employment Agreement, dated May 1, 2007, by and between the Company and Michael D. Heil (24)+
10.22	Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement (25)+
10.23	Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement (25)+
10.24	Non-Employee Director Compensation Program (25)+
10.25	2008 Executive Bonus Plan (26)+
10.26	Amendment No. 1 to Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement (26)+
10.27	Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement (26)+
21.1	Subsidiaries.
• iGo Direct Corporation (Delaware)
• Mobility 2001 Limited (United Kingdom)
• Mobility Assets, Inc. (Delaware)
• Mobility California, Inc. (Delaware)
• Mobility Idaho, Inc. (Delaware)
• Mobility Texas, Inc. (Texas)
23.1	Consent of KPMG LLP.*
24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed/Furnished herewith

%	Schedules and similar attachments have been omitted from these agreements. The registrant will furnish supplementally a copy of any omitted schedule or attachment to the Commission upon request.

+	Management or compensatory plan or agreement.

(1)	Previously filed as an exhibit to Registration Statement No. 333-30264 dated February 11, 2000.

(2)	Previously filed as an exhibit to Amendment No. 2 to Registration Statement No. 333-30264 on Form S-1 dated May 4, 2000.

(3)	Previously filed as an exhibit to Current Report on Form 8-K filed on June 19, 2003.

(4)	Previously filed as an exhibit to Current Report on Form 8-K dated May 21, 2008.

(5)	Previously filed as an exhibit to Amendment No. 3 to Registration Statement No. 333-30264 on Form S-1 dated May 18, 2000.

(6)	Previously filed as an exhibit to Current Report on Form 8-K dated August 4, 2006.

(7)	Previously filed as an exhibit to Current Report on Form 8-K dated October 12, 2006.

(8)	Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2003.

(9)	Previously filed as an exhibit to Current Report on Form 8-K dated April 5, 2005.

(10)	Previously filed as an exhibit to Registration Statement No. 333-69336 on Form S-8 filed on September 13, 2001.

(11)	Previously filed in definitive proxy statement on Schedule 14A filed on April 15, 2004.

(12)	Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2001.

(13)	Previously filed as an exhibit to Form 10-K for the period ended December 31, 2003.

(14)	Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2004.

(15)	Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2008.

(16)	Previously filed as an exhibit to Current Report on Form 8-K dated July 18, 2006.

(17)	Previously filed as an exhibit to Form 10-K for the period ended December 31, 2005.

(18)	Previously filed as an exhibit to Current Report on Form 8-K dated January 5, 2007.

(19)	Previously filed as an exhibit to Current Report on Form 8-K dated February 22, 2007.

(20)	Previously filed as an exhibit to Form 10-K for the period ended December 31, 2007.

(21)	Previously filed as an exhibit to Current Report on Form 8-K dated April 18, 2007.

(22)	Previously filed as an exhibit to Current Report on Form 8-K dated April 16, 2008.

(23)	Previously filed as an exhibit to Current Report on Form 8-K dated May 3, 2007.

(24)	Previously filed as an exhibit to Current Report on Form 8-K dated June 13, 2007.

(25)	Previously filed as an exhibit to Current Report on Form 8-K dated March 21, 2008.

All other schedules and exhibits are omitted because they are not applicable or because the required information is contained in the Financial Statements or Notes thereto.