Form 10-Q
period 2009-03-31
iGo, Inc.
filed 2009-05-08
CIK 1075656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission file number: 0-30907
iGo, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	86-0843914
(State or Other Jurisdiction of Incorporation or	(IRS Employer Identification No.)
Organization)

17800 N. Perimeter Dr., Suite 200, Scottsdale, Arizona	85255
(Address of Principal Executive Offices)	(Zip Code)
(480) 596-0061
(Registrant’s telephone number, including area code)
Not applicable
(Former Name, Former Address, and Former Fiscal Year if Changed Since Last Report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☑     NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐  No ☐
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
YES ☐     NO ☑
At May 5, 2009, there were 32,295,698 shares of the Registrant’s Common Stock, par value $0.01 per share outstanding.

IGO, INC.
FORM 10-Q

i

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS:
IGO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

	March 31,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$27,464	$26,139
Short-term investments	2,212	4,964
Accounts receivable, net	13,333	12,554
Inventories	4,554	4,353
Prepaid expenses and other current assets	319	527

Total current assets	47,882	48,537
Property and equipment, net	1,049	1,147
Intangible assets, net	1,253	1,231
Notes receivable and other assets, net	198	320

Total assets	$50,382	$51,235

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$7,041	$7,074
Accrued expenses and other current liabilities	3,238	3,412
Deferred revenue	705	412

Total liabilities	10,984	10,898

Equity:
Common stock, $.01 par value	323	319
Additional paid-in capital	170,047	169,863
Accumulated deficit	(131,731)	(130,640)
Accumulated other comprehensive income	145	155

Total iGo, Inc. common stockholders’ equity	38,784	39,697

Non-controlling interest	614	640

Total equity	39,398	40,337

Total liabilities and equity	$50,382	$51,235

See accompanying notes to unaudited condensed consolidated financial statements.

IGO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008

Revenue	$14,940	$18,938
Cost of revenue	10,322	13,360

Gross profit	4,618	5,578

Operating expenses:
Sales and marketing	2,108	2,014
Research and development	917	793
General and administrative	3,018	4,099

Total operating expenses	6,043	6,906

Loss from operations	(1,425)	(1,328)

Other income:
Interest income, net	57	267
Other income, net	251	154
Litigation settlement income	—	672

Net loss	(1,117)	(235)
Less: Net loss attributable to non-controlling interest	26	—

Net loss attributable to iGo, Inc.	$(1,091)	$(235)

Net loss attributable to iGo, Inc. per share — basic and diluted	$(0.03)	$(0.01)

Basic and diluted weighted average common shares outstanding	32,087	31,581

See accompanying notes to unaudited condensed consolidated financial statements.

IGO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Non-controlling
(in thousands, except share amounts)	Shares	Amount	Capital	Deficit	Income(Loss)	Interest	Total

Balances at December 31, 2008	31,924,183	$319	$169,863	$(130,640)	$155	$640	$40,337
Issuance of stock awards	371,515	4	(97)	—	—		(93)
Amortization of deferred compensation	—	—	281	—	—		281
Comprehensive income (loss):
Unrealized Gain on Available for Sale Investments	—	—	—	—	3		3
Foreign currency translation adjustment	—	—	—	—	(13)		(13)
Net loss	—	—	—	(1,091)	—	(26)	(1,117)

Total comprehensive loss							(1,127)

Balances at March 31, 2009	32,295,698	$323	$170,047	$(131,731)	$145	$614	$39,398

See accompanying notes to unaudited condensed consolidated financial statements.

IGO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008

Cash flows from operating activities:
Net loss attributable to iGo, Inc.	$(1,091)	$(235)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-controlling interest	(26)	—
Provision for doubtful accounts and sales returns and credits	42	(30)
Depreciation and amortization	358	379
Stock compensation expense	281	636
Loss on disposal of assets, net	14	—
Changes in operating assets and liabilities:
Accounts receivable	(821)	5,861
Inventories	(201)	3,125
Prepaid expenses and other assets	128	323
Accounts payable	(33)	(6,484)
Accrued expenses and other current liabilities	26	(1,527)

Net cash (used in) provided by operating activities	(1,323)	2,048

Cash flows from investing activities:
Purchase of property and equipment	(106)	(49)
Proceeds from disposal of assets	12	—
Sale of investments	2,752	2,833

Net cash provided by investing activities	2,658	2,784

Cash flows from financing activities:
Net proceeds from issuance of common stock and exercise of options and warrants	—	28

Net cash provided by financing activities	—	28

Effects of exchange rate changes on cash and cash equivalents	(10)	20

Net increase in cash and cash equivalents	1,325	4,880
Cash and cash equivalents, beginning of period	26,139	15,908

Cash and cash equivalents, end of period	$27,464	$20,788

See accompanying notes to unaudited condensed consolidated financial statements.

IGO, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Basis of Presentation
     The accompanying condensed consolidated financial statements include the accounts of iGo, Inc. and its wholly-owned subsidiaries, Mobility California, Inc., Mobility Idaho, Inc., Mobility 2001 Limited, Mobility Texas, Inc., Mobility Assets, Inc., and iGo Direct Corporation, and as of April 16, 2007, the accounts of Mission Technology Group, Inc. (“Mission “), in which Mobility California, Inc. holds a 15% equity interest (collectively, “iGo” or the “Company”). The accounts of Mission are consolidated pursuant to Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). Refer to Note 2 for further discussion of FIN 46R. All significant intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.
     The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles, pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying condensed consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2008 included in the Company’s Form 10-K, filed with the SEC. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of results to be expected for the full year or any other period.
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
Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS 160”), which changes the accounting and reporting for minority interests such that they will be re-characterized as non-controlling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with non-controlling interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and early application was prohibited.
     As a result of adopting SFAS 160 at the start of fiscal 2009, the Company presents non-controlling interests (previously shown as minority interest) as a component of equity on the consolidated balance sheets. Minority interest expense is no longer separately reported as a reduction to net income (loss) on the consolidated statement of operations, but is instead shown below net income (loss) under the heading “net income (loss) attributable to non-controlling interest.” Total provision for income taxes remains unchanged; however, the Company’s effective tax rate as calculated from the amounts shown on the consolidated statement of operations has changed as net income (loss) attributable to non-controlling interest is no longer included as a deduction in the determination of income (loss) from continuing operations. Operating losses can be allocated to non-controlling interests even when such allocation results in a deficit balance (i.e., book value can go negative). Accordingly, the Company’s non-controlling interest in Mission is now reflected as a component of equity on the Company’s consolidated balance sheets as of December 31, 2008 and March 31, 2009 and the net loss attributable to this interest is shown as a reduction of net loss for the quarter ended March 31, 2009. The adoption of SFAS 160 did not have any other material impact on the Company’s consolidated financial statements.
     In October 2008, the FASB issued Staff Position (FSP) FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“SFAS 157-3”) which clarifies the application of Statement No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The Staff Position is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before March 31, 2009. The implementation of SFAS 157-3 did not have a material impact on the Company’s consolidated financial statements.
     In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FAS 142-3”). FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of FAS 142-3 did not impact the Company’s consolidated financial statements.
     In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 for most nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The implementation of SFAS 157 for nonfinancial assets and nonfinancial liabilities did not impact the Company’s consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date fair value. SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141R provides guidance regarding what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. On April 1, 2009 the FASB issued FSP No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” The FSP amends and clarifies SFAS 141R to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. SFAS 141R and FSP No. 141(R)-1 are effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company adopted SFAS 141R and FSP No. 141(R)-1 at the beginning of fiscal 2009 and will change its accounting treatment for business combinations on a prospective basis.
(2) Variable Interest Entities
     FIN 46R requires the “primary beneficiary” of a variable interest entity (“VIE”) to include the VIE’s assets, liabilities and operating results in its consolidated financial statements. In general, a VIE is a corporation, partnership, limited liability company, trust or any other legal structure used to conduct activities or hold assets that either (i) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (ii) has a group of equity owners that are unable to make significant decisions about its activities, or (iii) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.
     In April 2007, the Company completed a sale of the assets of its expansion and docking business to Mission , an entity that was formed by a former officer of the Company, in exchange for $3,930,000 of notes receivable and a 15% common equity interest. There was no cash equity contributed to Mission at its formation and Mission’s equity consists solely of its operating profit. Accordingly, the Company has determined that Mission does not have sufficient equity to carry out its principal operating activities without subordinated financial support, and that Mission qualifies as a VIE under FIN 46R. The Company has also determined that its 15% equity interest and its $3,930,000 notes receivable qualify as variable interests under FIN 46R. Furthermore, as Mission is obligated to repay the promissory notes it issued to the Company, the Company has determined that it is the primary beneficiary of the VIE, and accordingly, must include the assets, liabilities and operating results of Mission in its consolidated financial statements. The Company reports as “Non-controlling interest” the portion of the Company’s net earnings that is attributable to the collective ownership interests of non-controlling investors. Non-controlling interest represents the 85% share in the net earnings of Mission held by other owners. As of March 31, 2009, the unpaid principal balance of the remaining note receivable from Mission was $2,232,000.
     The following table summarizes the balance sheet effect of consolidating Mission as of March 31, 2009 (amounts in thousands):

			iGo
	Mission		Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$347		$27,464
Short-term investments	—		2,212
Accounts receivable, net	450	*	13,333
Inventories	608		4,554
Prepaid expenses and other current assets	20		319

Total current assets	1,425		47,882
Property and equipment, net	77		1,049
Intangible assets, net	—		1,253
Notes receivable (payable) and other assets	(485)	*	198

Total assets	$1,017		$50,382

LIABILITIES AND EQUITY

Liabilities:
Accounts payable	$172		$7,041
Accrued expenses and other current liabilities	207	*	3,238
Deferred revenue	—		705

Total current liabilities	379		10,984

Equity:
Total iGo, Inc. common stockholders’ equity	—		38,784

Non-controlling interest	638	*	614

Total equity	638		39,398

Total liabilities and equity	$1,017		$50,382

*	Reflects the elimination of intercompany accounts and notes receivable.
(3) Fair Value Measurement
     As of March 31, 2009, the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis are comprised of overnight money market funds and investments in marketable securities.
     The Company invests excess cash from its operating cash accounts in overnight money market funds and reflects these amounts within cash and cash equivalents on the condensed consolidated balance sheet at a net value of 1:1 for each dollar invested.
     At March 31, 2009, investments totaling $2,212,000 are classified as short-term investments on the condensed consolidated balance sheet. These investments are considered available-for-sale securities and are reported at fair value based on third-party broker statements, which qualifies as level 2 in the SFAS 157 fair value hierarchy. The unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income. Realized gains and losses are included in interest income, net.
(4) Investments
     The Company evaluates its investments in marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and has determined that all of its investments in marketable securities should be classified as available-for-sale and reported at fair value.
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
     The Company generated net proceeds of $2,752,000 and $2,833,000 from the sale of available-for-sale marketable securities during the three months ended March 31, 2009 and 2008, respectively.

     As of March 31, 2009 and December 31, 2008, the amortized cost basis, unrealized holding gains, unrealized holding losses, and aggregate fair value by short-term major security type investments were as follows (amounts in thousands):

	March 31, 2009			December 31, 2008
					Net
		Net			Unrealized
		Unrealized	Aggregate		Holding
	Amortized	Holding	Fair	Amortized	Gains	Aggregate
	Cost	Gains	Value	Cost	(Losses)	Fair Value
U.S. corporate securities:
Commercial paper	$—	$—	$—	$1,642	$4	$1,646
Corporate notes and bonds	2,209	3	2,212	3,319	(1)	3,318

	$2,209	$3	$2,212	$4,961	$3	$4,964

(5) Inventories
     Inventories consist of the following at March 31, 2009 and December 31, 2008 (amounts in thousands):

	March 31,	December 31,
	2009	2008
Raw materials	$788	$740
Finished goods	3,766	3,613

	$4,554	$4,353

(6) Intangible Assets
     Intangible assets consist of the following at March 31, 2009 and December 31, 2008 (amounts in thousands):

		March 31, 2009			December 31, 2008
	Average	Gross		Net	Gross		Net
	Life	Intangible	Accumulated	Intangible	Intangible	Accumulated	Intangible
	(Years)	Assets	Amortization	Assets	Assets	Amortization	Assets
Amortized intangible assets:
License fees	7	$334	$(334)	$—	$334	$(334)	$—
Patents and trademarks	3	3,522	(2,438)	1,084	3,320	(2,270)	1,050
Trade names	10	442	(273)	169	442	(261)	181
Customer intangibles	3	33	(33)	—	33	(33)	—

Total		$4,331	$(3,078)	$1,253	$4,129	$(2,898)	$1,231

     Aggregate amortization expense for identifiable intangible assets totaled $180,000 and $183,000 for the three months ended March 31, 2009 and 2008, respectively.
(7) Notes Receivable and Other Assets
     In February 2007, the Company sold substantially all of the assets, which consisted primarily of inventory, of its handheld connectivity business to CradlePoint, Inc. (“CradlePoint”) for $1,800,000 plus potential additional consideration based on future performance. At the closing, the Company received $50,000 in cash and a promissory note for $1,500,000, bearing interest at the rate of 6% annually, to be paid within two years as CradlePoint sells the inventory it acquired in the transaction. The Company received a cash payment of $250,000 in August 2007. The contract terms specify that the Company will also receive (1) 5% of CradlePoint’s revenues for five years, with a minimum payment of $300,000 due within three years, and (2) 100% of the first $200,000, and 50% thereafter, of any sales beyond the first $1,800,000 of inventory purchased by CradlePoint at the closing. As of February 26, 2009, CradlePoint was not in compliance with the terms of the promissory note. As of March 31, 2009, the Company has received $1,301,000 in payments under the $1,500,000 promissory note. Furthermore, to date, the Company has not recorded any receivables related to the future royalty streams under the terms of the CradlePoint sale.
     The estimated net realizable value of the note receivable from CradlePoint in connection with this transaction is included in notes receivable and other assets. The net balance of the CradlePoint note receivable was $80,000 as of March 31, 2009 and $210,000 as of December 31, 2008.

     In May 2009, the Company amended the terms of its agreement with CradlePoint to (1) cancel the outstanding $1,500,000 promissory note, which had an outstanding balance of $199,000 as of March 31, 2009, (2) eliminate CradlePoint’s obligation to pay the Company 5% of CradlePoint’s revenues for five years, including elimination of the minimum payment of $300,000 due within three years, and (3) eliminate CradlePoint’s obligation to pay 100% of the first $200,000, and 50% thereafter, of any sales beyond the first $1,800,000 of inventory purchased by CradlePoint at the closing. In exchange for the foregoing, the amendment provides that the Company shall receive (1) payment of $80,000 from CradlePoint to the Company upon the date of the amendment; and (2) a new promissory note for $670,000 bearing interest at the rate of 6% annually, with payments to be made monthly over two years from the date of the amendment.
(8) Stock-based Compensation
     Stock-based compensation expense includes compensation expense, recognized over the applicable requisite service periods, for new share-based awards and for share-based awards granted prior to, but not yet vested as of, the Company’s adoption of SFAS 123R on January 1, 2006.
     As of March 31, 2009, there were 278,224 fully-vested outstanding stock options and no non-vested outstanding stock options. Accordingly, there was no unrecognized compensation expense relating to non-vested stock options at March 31, 2009.
     The following table summarizes information for the three months ended March 31, 2009 regarding restricted stock unit activity under the 2004 Directors Plan, the 2004 Omnibus Plan and a grant made pursuant to Nasdaq Rule 5635(c)(4):

	2004 Directors Plan		2004 Omnibus Plan		Heil Grant
		Weighted		Weighted		Weighted
		Average		Average		Average
		Value per		Value per		Value per
	Number	Share	Number	Share	Number	Share
Outstanding, December 31, 2008	129,832	$4.67	1,595,052	$3.73	875,000	$2.01
Granted	—	—	21,000	$0.76	—	—
Canceled	—	—	(457,351)	$2.27	—	—
Released to common stock	—	—	(285,515)	$2.83	(86,000)	$2.01
Released for settlement of taxes	—	—	(132,806)	$2.81	(39,000)	$2.01

Outstanding, March 31, 2009	129,832	$4.67	740,380	$2.49	750,000	$2.01

     For the three months ended March 31, 2009 and 2008, the Company recorded in general and administrative expense pre-tax charges of $281,000 and $636,000 associated with the expensing of restricted stock unit awards activity.
     As of March 31, 2009, there was $2,800,000 of total unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a weighted average period of two years.
     As of March 31, 2009, all outstanding restricted stock units were non-vested.
(9) Net Loss attributable to iGo, Inc. per Share
     The computation of basic and diluted net loss attributable to iGo, Inc. per share follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2009	2008

Basic and Diluted net loss attributable to iGo, Inc. per share computation:
Numerator:
Net loss attributable to iGo, Inc.	$(1,091)	$(235)

Denominator:
Weighted average number of common shares outstanding	32,087	31,581
Effect of dilutive stock options, warrants, and restricted stock units	—	—

	32,087	31,581

Diluted net loss attributable to iGo, Inc. per share:	$(0.03)	$(0.01)

Stock options not included in dilutive loss per share since anti-dilutive	211	287

Warrants not included in dilutive loss per share since anti-dilutive	600	600
(10) Business Segments, Concentration of Credit Risk and Significant Customers
     The Company is engaged in the business of selling accessories for computers and mobile electronic devices. The Company has three operating business segments, consisting of the High-Power Group, Low-Power Group, and Connectivity Group. The Company’s chief operating decision maker (“CODM”) continues to evaluate revenues and gross profits based on product lines, routes to market and geographies.
     In February 2007, the Company sold substantially all of the assets, which consisted primarily of inventory, of its handheld hardware product line. The operating results of the handheld hardware product line were historically included in the results of the Connectivity Group. In April 2007, the Company sold substantially all of the assets, which consisted primarily of inventory, of its expansion and docking product line to Mission . The operating results of Mission are included in the consolidated financial statements pursuant to FIN 46R and are included in the results of the Connectivity Group.
     The following tables summarize the Company’s revenues, operating results and assets by business segment (amounts in thousands):

	Three Months Ended
	March 31,
	2009	2008
Revenues:
High-Power Group	$9,758	$11,120
Low-Power Group	3,654	6,267
Connectivity Group	1,528	1,551

	$14,940	$18,938

	Three Months Ended
	March 31,
	2009	2008
Operating income (loss):
High-Power Group	$(563)	$1,406
Low-Power Group	1,936	1,106
Connectivity Group	(73)	(86)
Corporate	(2,725)	(3,754)

	$(1,425)	$(1,328)

     The Company’s corporate function supports its various business segments and, as a result, the Company attributes the aggregate amount of its general and administrative expense to corporate as opposed to allocating it to individual business segments (amounts in thousands).

	March 31,	December 31,
	2009	2008
Assets:
High-Power Group	$13,867	$11,977
Low-Power Group	5,545	6,447
Connectivity Group	1,553	2,009
Corporate	29,417	30,802

	$50,382	$51,235

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
     The following tables summarize the Company’s revenues by product line, as well as its revenues by geography and the percentages of revenue by route to market (amounts in thousands):

	Three Months Ended
	March 31,
	2009	2008

High-power mobile electronic power products	$9,665	$11,095
Low-power mobile electronic power products	3,654	5,787
Foldable keyboard products	—	480
Accessories and other products	93	26
Expansion and docking products	1,528	1,550

Total revenues	$14,940	$18,938

	Three Months Ended
	March 31,
	2009	2008

North America (principally United States)	$13,712	$16,660
Europe	783	1,156
Asia Pacific	445	1,122

	$14,940	$18,938

	Three Months Ended
	March 31,
	2009	2008

OEM and private-label-resellers	48%	50%
Retailers and distributors	41%	46%
Other	11%	4%

	100%	100%

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions and generally limits the amount of credit exposure to the amount of FDIC coverage. However, periodically during the year, the Company maintains cash in financial institutions in excess of the FDIC insurance coverage limit of $250,000. The Company performs ongoing credit evaluations of its customers’ financial condition, but does not typically require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.
     Two customers accounted for 46%, and 23%, respectively, of net sales for the three months ended March 31, 2009 and 46%, and 33%, respectively, for the three months ended March 31, 2008.
     Two customers’ accounts receivable balances accounted for 66% and 16%, respectively, of net accounts receivable at March 31, 2009 and 57% and 32%, respectively, at March 31, 2008.
     Allowance for doubtful accounts was $518,000 and $570,000 at March 31, 2009 and December 31, 2008, respectively. Allowance for sales returns and price protection was $249,000 and $246,000 at March 31, 2009 and December 31, 2008, respectively.
     If any of the Company’s significant customers reduce, delay or cancel orders, and the Company is not able to sell its products to new customers at comparable levels, the Company’s revenues could decline significantly and could result in excess inventory and obsolescence charges. In addition, any difficulty in collecting amounts due from one or more significant customers would negatively impact the Company’s operating results.
     In March 2009, Targus notified the Company of its intent not to renew the distribution agreement between Targus and the Company, which will expire by its terms in May 2009. Targus is one of the Company’s two largest customers and accounted for 46% of its sales for the three months ended March 31, 2009 and March 31, 2008, respectively. Accordingly, in the future, the Company expects that it will be even more dependent upon a relatively small number of customers for a significant portion of its revenue, including most notably RadioShack. The Company intends to develop relationships with a broader set of retailers and wireless carriers to expand the market availability of its iGo branded products. The Company’s goal is that these relationships will allow it to diversify its customer base, add stability and decrease its traditional reliance upon a limited number of private label resellers. The Company’s goal is to increase the availability and exposure of its products, particularly among large national and international retailers and wireless carriers, however no assurances can be given that it will be successful in its attempts to accomplish this objective.

(11) Litigation Settlement
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
(12) Contingencies
     During December 2007, the Internal Revenue Service commenced an audit of employment taxes due in connection with these stock option grants. At December 31, 2008, the Company had accrued a $600,000 liability for payroll related taxes and potential interest and penalties in connection with the Company’s previously announced voluntary review of historical stock option granting practices and determination that certain grants had intrinsic value on the applicable measurement dates of the stock option grants. In February 2009, the Company received an assessment from the Internal Revenue Service related to this audit in the amount of $596,000. In March 2009, the Company received an additional assessment from the Internal Revenue Service related to this audit in the amount of $268,000. Based on the progress of the audit, as of March 31, 2009, the Company accrued an additional $270,000, or a total of $870,000, related to this liability. The Company has not yet determined its response to the Internal Revenue Service in regard to these assessments.
     The Company procures its products primarily from supply sources based in Asia. Typically, the Company places purchase orders for completed products and takes ownership of the finished inventory upon completion and delivery from its supplier. Occasionally, the Company presents its suppliers with ‘Letters of Authorization’ for the suppliers to procure long-lead raw components to be used in the manufacture of the Company’s products. These Letters of Authorization indicate the Company’s commitment to utilize the long-lead raw components in production. As of June 30, 2007, based on a change in strategic direction, the Company determined it would not procure certain products for which it had outstanding Letters of Authorization with suppliers. The Company believes it is probable that it will be required to pay suppliers for certain Letter of Authorization commitments and has already partially settled some of these obligations. At December 31, 2008 and March 31, 2009, the Company had estimated, and recorded, a remaining liability for this contingency in the amount of $254,000.
     The Company is, from time to time, involved in various legal proceedings incidental to the conduct of its business. The Company believes that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on its business, financial condition, results of operations or liquidity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This report contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “expect,” “anticipate,” “estimate” and other similar statements of expectations identify forward-looking statements. Forward-looking statements in this report can be found in the “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections as well as other sections of this report and include, without limitation, the loss of our largest customer, Targus; the expectation for the foreseeable future that our revenue will decline in an amount comparable to our historical sales to Targus; the expectation that we will be able to partially offset the decline in Targus revenue with sales to other retailers and distributors; the expectation that revenue related to high-power products and foldable keyboards will decrease in 2009 and that revenue from low-power products will increase in 2009, resulting in our 2009 revenue decreasing from 2008 levels; anticipated gains in market penetration into mobile wireless carriers, distributors and retailers through our sales efforts; expectations regarding our anticipated gross profit, gross margin, and related expenses for 2009 as well as our anticipated cash flows and results from Mission in 2009; the impact of the current economic recession on our industry in general, and specifically on the Company; trends in key operating metrics, including days outstanding in accounts receivable and inventory turns; the expected growth in sales of power products for high-power mobile electronic devices and expanded international distribution; expectations regarding future customer product orders; our reliance on distributors and resellers for the distribution and sale of our products; beliefs relating to our competitive advantages and the market need for our products; our belief that our present vendors have sufficient capacity to meet our supply requirements; the sufficiency of our cash and liquidity; the expected market and industry trends; beliefs relating to our distribution capabilities and brand identity; expectations regarding the success of new product introductions; the anticipated strength, ability to protect, and actions relating to our intellectual property portfolio; our intention to continue to develop power products in existing and new markets; our intention to recruit a broad base of retailers and distributors for our power products; our intention to continue to make capital expenditures and pursue opportunities to acquire businesses, products and technologies, as well as our intentions concerning the possible disposition of assets; expectations that a small number of customers will continue to represent a substantial percentage of our sales; expectations about inventory levels we will be required to maintain and future sales returns; expectations about competition; the possibility that we may issue additional shares of stock; our intention and ability to hold marketable securities to maturity; our intention to employ hedging strategies; expectations regarding the outcome and anticipated impact of various legal proceedings in which we are involved; that we will be required to pay suppliers for certain Letter of Authorization commitments; future amortization of unrecognized compensation cost; the benefits we will realize from our power-saving technology; expected limitations on our ability to utilize our operating loss carry-forwards; and our intention regarding hedging activities and our beliefs about the market risks associated with our financial instruments. These forward-looking statements are based largely on our management’s expectations and involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 under the heading “Risk Factors” and those set forth in other sections of this report and in other reports that we file with the Securities and Exchange Commission. Additional factors that could cause actual results to differ materially from those expressed in these forward-looking statements include, among others, the following:
•	the loss of, and failure to replace, any other significant customers in addition to Targus;

•	the inability to timely and successfully complete product development efforts and introduce new products, such as our planned, new eco-friendly power products and technology;

•	the ineffectiveness of our sales and marketing strategy;

•	the inability to create broad consumer awareness and acceptance for our products and technology;

•	the timing and success of competitive product development efforts, new product introductions and pricing;

•	the ability to expand and protect our proprietary rights and intellectual property;

•	the timing of substantial customer orders;

•	the inability to successfully manage our business due to the loss of key personnel or the lack of available qualified personnel;

•	the inability to successfully resolve pending and unanticipated legal matters;

•	the lack of available qualified suppliers and subcontractors and/or their inability to meet our specification, performance, and quality requirements;

•	a decline in market demand for our products; and

•	a downturn in industry and general economic or business conditions.
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
     Sales to private-label resellers and OEMs accounted for approximately 48% of revenue for the three months ended March 31, 2009 and approximately 50% of revenue for the three months ended March 31, 2008. Sales through retailers and distributors accounted for approximately 41% of revenue for the three months ended March 31, 2009 and approximately 46% of revenue for the three months ended March 31, 2008. The balance of our revenue during these periods was derived from direct sales to end-users. In March 2009, Targus notified us of its intent not to renew our distribution agreement, which will expire by its terms in May 2009. Targus is one of our two largest customers and accounted for 46% of our sales for the three months ended March 31, 2009 and 42% for the 12 months ended December 31, 2008. Accordingly, in the future, we expect that we will be even more dependent upon a relatively small number of customers for a significant portion of our revenue, including most notably RadioShack. Furthermore, for the foreseeable future, we expect our revenue to decline in an amount comparable to our historical sales to Targus. We intend to develop relationships with a broader set of retailers and wireless carriers to expand the market availability of our iGo branded products. Our goal is that these relationships will allow us to diversify our customer base, add stability and decrease our traditional reliance upon a limited number of private label resellers. We also have a goal to increase the availability and exposure of our products, particularly among large national and international retailers and wireless carriers, however no assurances can be given that we will be successful in our attempts to accomplish this objective.
     Our focus is on developing power-saving technologies to reduce the amount of power consumed by power adapters. We believe that this power-saving technology, when combined with our existing power products that incorporate our patented tip technology for both high- and low-power mobile electronic devices, will help us achieve our long-term goal of establishing an industry standard for reduced power consumption in the charging of all mobile electronic devices.
     Our ability to execute successfully on our near and long-term objectives depends largely upon the general market acceptance of our power-saving and tip technologies, our ability to protect our proprietary rights to these technologies, our ability to generate additional significant customers, and on general economic conditions. Additionally, we must execute on the customer relationships that we have developed and continue to design, develop, manufacture and market new and innovative technology and products that are embraced by these customers and the overall market in general.
     High-Power Group. Our High-Power Group is focused on the development, marketing and sale of power products and accessories for mobile electronic devices with high power requirements, which consist primarily of portable computers. These devices also allow users to simultaneously charge one or more low-power mobile electronic devices with our optional iGo dualpower and power splitter accessories. We sell these products to private-label resellers, distributors, resellers and retailers. We supplied OEM—specific, high-power adapter products to Lenovo through the first quarter of 2008. We currently market and distribute high-power adapter products on a private-label basis through Targus, although as discussed above, our distribution agreement with Targus will terminate effective May 2009. We also sell our iGo branded products directly to retailers such as RadioShack and through distributors such as Ingram Micro. High-Power Group revenue accounted for approximately 65% of revenue for the three months ended March 31, 2009 and approximately 59% of revenue for the three months ended March 31, 2008. Targus accounted for approximately 65% of High-Power Group revenue for the three months ended March 31, 2009 and approximately 57% of High-Power Group revenue for the three months ended March 31, 2008.
     Low-Power Group. Our Low-Power Group is focused on the development, marketing and sales of power products for low-power mobile electronic devices, such as mobile phones, smartphones, PDAs, MP3 players and portable gaming consoles. These products include cigarette lighter adapters, mobile AC adapters, low-power universal AC/DC adapters, and low-power universal battery products. Each of these power devices is designed to incorporate our patented tip technology. The combination AC/DC adapter also allows users to simultaneously charge a second device with our optional iGo dualpower or iGo power splitter accessories. We sell these products to distributors, resellers and retailers. Low-power product revenue accounted for approximately 24% of revenue for the three months ended March 31, 2009 and 31% of revenue for the three months ended March 31, 2008.
     Connectivity Group. Our Connectivity Group consists primarily of the operating results of Mission Technology Group.
Recent Developments

     In March 2009, Targus notified us of its intent not to renew our distribution agreement, which will expire by its terms in May 2009.
     In February 2009, we reduced our total headcount by approximately 20%. As part of the workforce reduction, Joan Brubacher departed the Company and Darryl Baker, formerly our Vice President, Controller and Chief Accounting Officer was appointed to Vice President, Chief Financial Officer, and Treasurer.
     In April 2009, Jonathan S. Downer, formerly Senior Vice President, Worldwide Sales and Distribution, departed the Company.
     In the fourth quarter of 2008, we sold a portfolio of 23 patents and patents pending related to our foldable keyboard product line. In late 2007, we discontinued the production and marketing of these products and we expect revenue from this product line to continue to decrease in 2009.
Critical Accounting Policies and Estimates
     There were no changes in our critical accounting policies from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2008 during the three months ended March 31, 2009.
Results of Operations
     The following table presents certain selected consolidated financial data for the periods indicated expressed as a percentage of total revenue:

	Three months ended
	March 31,
	2009	2008
Revenue	100.0%	100.0%
Cost of revenue	69.1%	70.5%

Gross profit	30.9%	29.5%

Operating expenses:
Sales and marketing	14.1%	10.6%
Research and development	6.1%	4.2%
General and administrative	20.2%	21.6%

Total operating expenses	40.4%	36.4%

Loss from operations	-9.5%	-6.9%

Other income (expense):
Interest, net	0.4%	1.4%
Other, net	1.7%	0.8%
Litigation settlement income	—	3.5%

Net loss	-7.4%	-1.2%

Comparison of Three Months Ended March 31, 2009 and 2008
     Revenue. Revenue generally consists of sales of products, net of returns and allowances. To date, our revenues have come predominantly from power adapters, handheld products, expansion and docking products, and accessories. The following table summarizes the year-over-year comparison of our consolidated revenue for the periods indicated ($ in thousands):

	Three	Three Months
	Months	Ended	Decrease	Percentage change
	Ended	March 31,	from same period in	from the same period
	March 31, 2009	2008	the prior year	in the prior year
High-Power Group	$9,758	$11,121	$(1,363)	(12.3)%
Low-Power Group	3,654	6,266	(2,612)	(41.7)%
Connectivity Group	1,528	1,551	(23)	(1.5)%

Total Revenue	$14,940	$18,938	$(3,998)	(21.1)%

     High-Power Group. The decrease in High-Power Group revenue was primarily due to declines in sales to OEMs. Overall sales of OEM—specific, high-power products decreased by $859,000, or 84.7%, to $155,000 during the three months ended March 31, 2009 as compared to $1.0 million during the three months ended March 31, 2008. Sales to Targus decreased by $622,000, to $6.8 million for the three months ended March 31, 2009 from $7.4 million for the three months ended March 31, 2008. We have been notified by Targus that they have selected a different sourcing solution for their power adapter product line and, in March 2009, Targus notified us of its intent not to renew our distribution agreement, which will expire by its terms in May 2009 . Accordingly, we do not anticipate any significant additional orders for our power products from Targus beyond the second quarter of 2009. The decrease in revenue from sales to OEMs and private-label resellers was partially offset by an increase in revenue from sales of high-power products to RadioShack. Revenue from sales to RadioShack increased by $224,000, or 15.8% to $1.6 million for the three months ended March 31, 2009 compared to $1.4 million for the three months ended March 31, 2008. We expect revenue from sales of high-power products to continue to decline during 2009 due to the loss of the Targus account, although we are working to partially offset the decline in Targus revenue with sales to other retailers and distributors.
     Low-Power Group. The decrease in Low-Power Group revenue was primarily due to a decline in sales of low-power products to RadioShack. Sales of low-power products to RadioShack decreased by $2.6 million, or 59.4%, to $1.8 million for the three months ended March 31, 2009 from $4.4 million for the three months ended March 31, 2008. Sales of foldable keyboard products declined to $0 for the three months ended March 31, 2009 compared to $405,000 for the three months ended March 31, 2008 as a result of our discontinuance of this product line. These declines in revenue were partially offset by an increase of $424,000 in sales of low-power products to various other customers to $593,000 for the three months ended March 31, 2009, compared to $169,000 for the three months ended March 31, 2008. We are focused on increasing revenue from sales of low-power products throughout 2009 by increasing penetration in new and existing retail accounts.
     Connectivity Group. Connectivity Group revenue consisted of approximately $1.5 million in Mission Technology Group’s sales of docking and expansion products for the three months ended March 31, 2009. Compared to the three months ended March 31, 2008, expansion and docking revenue decreased by $23,000.
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

	Three Months	Three Months
	Ended	Ended	Increase/(decrease)	Percentage change from
	March 31,	March 31,	from same period in	the same period in the
	2009	2008	the prior year	prior year
Cost of revenue	$10,322	$13,360	$(3,038)	(22.7)%
Gross profit	$4,618	$5,578	$(960)	(17.2)%
Gross margin	30.9%	29.5%	1.4%	4.7%
     The decrease in cost of revenue and the corresponding decrease in gross profit was due primarily to the decrease in revenue discussed above. The increase in gross margin was due primarily to an increase in average direct margin, which excludes labor and overhead costs, on high-power and low-power products to 32.4% for the three months ended March 31, 2009 compared to 30.1% for the three months ended March 31, 2008, primarily as a result of the increased direct margin on sales of low-power products in the wireless and retail channels. As a result of these factors, cost of revenue as a percentage of revenue decreased to 69.1% for the three months ended March 31, 2009 from 70.5% for the three months ended March 31, 2008.
     Sales and marketing. Sales and marketing expenses generally consist of salaries, commissions and other personnel related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. The following table summarizes the year-over-year comparison of our sales and marketing expenses for the periods indicated ($ in thousands):

	Three Months	Three Months
	Ended	Ended	Increase	Percentage change
	March 31,	March 31,	from same period in	from the same period
	2009	2008	the prior year	in the prior year
Sales and marketing	$2,108	$2,014	$94	4.7%

     The increase in sales and marketing expenses primarily resulted from increased expenditures associated with the Conumer Electronics Association annual tradeshow, where we exhibited for the first time in January 2009. Specifically, tradeshow expense increased by $200,000 for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. This increase was partially offset by a decline in cooperative advertising of $114,000 for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. As a percentage of revenue, sales and marketing expenses increased to 14.1% for the three months ended March 31, 2009 from 10.6% for the three months ended March 31, 2008.
     Research and development. Research and development expenses consist primarily of salaries and personnel-related costs, outside consulting, lab costs and travel related costs of our product development group. The following table summarizes the year-over-year comparison of our research and development expenses for the periods indicated ($ in thousands):

	Three Months	Three Months
	Ended	Ended	Increase from	Percentage change from
	March 31,	March 31,	same period	the same period in the
	2009	2008	in the prior year	prior year
Research and development	$917	$793	$124	15.6%
     The increase in research and development expenses primarily resulted from increased investment in the development of our products that incorporate our power-saving technology. As a percentage of revenue, research and development expenses increased to 6.1% for the three months ended March 31, 2009 from 4.2% for the three months ended March 31, 2008.
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

	Three Months	Three Months
	Ended	Ended	Decrease	Percentage change
	March 31,	March 31,	from same period in	from the same period
	2009	2008	the prior year	in the prior year
General and administrative	$3,018	$4,099	$(1,081)	(26.4)%
     The decrease in general and administrative expenses primarily resulted from a decrease of $744,000 in external legal expenses due primarily to decreased patent enforcement litigation during the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Also contributing to the decrease was a decline in equity compensation expense of $355,000 during the three months ended March 31, 2009, as a result of the reduction in force that occurred during the three months ended March 31, 2009. Included in general and administrative expense for the three months ended March 31, 2009 was $444,000 related to severance expenses incurred in connection with a 20% reduction in force. General and administrative expenses as a percentage of revenue decreased to 20.2% for the three months ended March 31, 2009 from 21.6% for the three months ended March 31, 2008.
     Interest income, net. Interest income (expense) decreased by $210,000 to $57,000 for the three months ended March 31, 2009 compared to $267,000 for the three months ended March 31, 2008. The decrease was primarily due to declining interest rates during 2008 and into 2009. At March 31, 2009, the average yield on our cash and short-term investments was approximately 0.1%.
     Other income, net. Other income (expense), net was $251,000 for the three months ended March 31, 2009 compared to $154,000 for the three months ended March 31, 2008. The increase in other income was primarily due to the recognition of a gain from the collection of a note receivable that had previously been deferred in connection with the sale of the assets of our handheld software product line in 2004.
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
     Non-controlling interest. Non-controlling interest represents the portion of our net earnings (loss) which is attributable to the collective ownership interests of non-controlling investors. As previously discussed, we have included the operating results of Mission Technology Group, in which we maintain a 15% equity interest, in our consolidated financial statements. Non-controlling interest represents the 85% share in the net earnings (loss) of Mission Technology Group held by other owners unrelated to us.
     Income taxes. No provision for income taxes was required for the three months ended March 31, 2009 or 2008. Based on historical operating losses and projections for future taxable income, it is more likely than not that we will not fully realize the benefits of the net operating loss carryforwards. We have not, therefore, recorded a tax benefit from our net operating loss carryforwards for either of the three months ended March 31, 2009 or March 31, 2008. As of March 31, 2009, we had approximately $157 million of federal, foreign and state net operating loss carry-forwards.
Operating Outlook
     Due to the current global economic downturn, we have recently experienced a decline in consumer demand for our products. It is difficult for us to predict the depth and length of this economic downturn and its impact on our business in the long-term. We expect 2009 revenue to decrease from 2008 levels, primarily due to a reduction in consumer demand for mobile electronic accessories resulting from the ongoing worldwide recession combined with the loss of our largest customer, Targus, partially offset by anticipated further gains in market penetration into mobile wireless carriers, distributors and retailers largely through our sales efforts.
     We expect gross margin in 2009 to be relatively consistent with 2008 gross margin. We expect operating expenses related to our power businesses to decrease in 2009 compared to 2008, as we expect reduced general and administrative expenses, partially offset by increased spending in sales and marketing and research and development. We expect the operating results of Mission Technology Group, which are included in our Connectivity Business Segment, in 2009 to be similar to the 2008 operating results.
     As a result of our planned research and development efforts, we expect to further expand our intellectual property position by aggressively filing for additional patents. A portion of these costs are recorded as research and development expense as incurred, and a portion are amortized as general and administrative expense. We may also incur additional legal and related expenses associated with the defense and enforcement of our intellectual property portfolio, which could increase our general and administrative expenses.
Liquidity and Capital Resources
     Cash and Cash Flow. Our available cash and cash equivalents are held in bank deposits and money market funds in the United States and in the United Kingdom. Our intent is that the cash balances in the United Kingdom will remain there for future growth and investments, and we will meet any liquidity requirements in the United States through ongoing cash flows, external financing, if available, or both. We actively monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal while secondarily maximizing yield on those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities. To date, we have experienced no material loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.
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
     Our primary use of cash has been to fund our operating losses, working capital requirements, acquisitions and capital expenditures necessitated by our growth. The growth of our business has required, and will continue to require, investments in accounts receivable and inventories. In addition to our cash flow from operations, our primary sources of liquidity have been funds provided by issuances of equity securities and proceeds from the sale of intellectual property assets and other assets. There can be no assurance that these sources will be available to us in the future.

     Capital markets in the United States and throughout the world remain disrupted and under stress. This disruption and stress is evidenced by a lack of liquidity in the debt capital markets, the re-pricing of credit risk in the syndicated credit market and the failure of certain major financial institutions. This stress is compounded by the ongoing severe worldwide recession. Despite actions of the U.S. federal government, these events have contributed to worsening general economic conditions that are materially and adversely impacting the broader financial and credit markets and have reduced the availability of debt capital for the market as a whole. Reflecting this concern, many lenders and capital providers have reduced, and in some cases ceased to provide, debt funding to borrowers. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely impact our ability to obtain additional or alternative financing and could also impact our customers’ ability to pay us.
     The following table sets forth for the period presented certain consolidated cash flow information ($ in thousands):

	Three Months Ended March 31,
	2009	2008
Net cash provided by (used in) operating activities	$(1,323)	$2,048
Net cash provided by investing activities	2,658	2,784
Net cash provided by financing activities	—	28
Foreign currency exchange impact on cash flow	(10)	20

Increase in cash and cash equivalents	$1,325	$4,880

Cash and cash equivalents at beginning of period	$26,139	$15,908

Cash and cash equivalents at end of period	$27,464	$20,788

•	Net cash provided by (used in) operating activities. Cash used in operating activities for the three months ended March 31, 2009 primarily reflects our $1.4 million operating loss. In 2009, we expect to generate cash from operating activities as we expect working capital changes to more than offset any operating losses that may be incurred. Our consolidated cash flow operating metrics are as follows:

	Quarter Ended
	March 31,
	2009	2008
Days outstanding in ending accounts receivable (“DSOs”)	80	53
Inventory turns	9	12
The increase in DSOs at March 31, 2009 compared to March 31, 2008 was primarily due to increases in accounts receivable from Targus. We expect DSOs will decrease in 2009 as a result of anticipated timing of cash receipts from Targus in connection with the cancellation of our distribution agreement. The decrease in inventory turns was primarily due to the decline in revenue from sales to RadioShack, for whom we hold no inventory. We expect to manage inventory growth during 2009 and we expect inventory turns for the remainder of 2009 to remain consistent with the period ended March 31, 2009.

•	Net cash provided by investing activities. For the three months ended March 31, 2009, net cash was provided by investing activities as we generated net proceeds from the sale of investments of $2.8 million. Our current investment strategy is to liquidate short-term investments as they mature.

•	Net cash provided by financing activities. We had no financing cash flow activity during the three months ended March 31, 2009. Although we expect to generate cash flows from operations sufficient to support our operations, we may issue additional shares of stock in the future to generate cash for growth opportunities if favorable market conditions exist.
     Investments. At March 31, 2009, our investments in marketable securities included four corporate bonds issued by various companies with a total fair value of approximately $2.2 million. None of these securities was in an unrealized loss position.
     We believe we have the ability to hold all marketable securities to maturity. However, we may dispose of securities prior to their scheduled maturity due to changes in interest rates, prepayments, tax and credit considerations, liquidity or regulatory capital requirements, or other similar factors. As a result, we classify all marketable securities as available-for-sale. These securities are reported at fair value based on third-party broker statements, which represents level 2 in the FAS 157 fair value hierarchy, with unrealized gains and losses, reported in equity as a separate component of accumulated other comprehensive income (loss).
     Contractual Obligations. In our day-to-day business activities, we incur certain commitments to make future payments under contracts such as operating leases and purchase orders. Maturities under these contracts are set forth in the following table as of March 31, 2009 (amounts in thousands):

	Payment due by period
	2009	2010	2011	2012	2013	More than 5 years
Operating lease obligations	$252	$431	$440	$444	$455	$76
Inventory Purchase obligations	10,177	—	—	—	—	—

Totals	$10,429	$431	$440	$444	$455	$76

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
     Net Operating Loss Carry-forwards. As of March 31, 2009, we had approximately $157 million of federal, foreign and state net operating loss carry-forwards which expire at various dates. We anticipate that the sale of common stock in our initial public offering and in subsequent private offerings, as well as the issuance of our common stock for acquisitions, coupled with prior sales of common stock will cause an annual limitation on the use of our net operating loss carry-forwards pursuant to the change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended. This limitation is expected to have a material effect on the timing of our ability to use the net operating loss carry-forwards in the future. Additionally, our ability to use our net operating loss carry-forwards is dependent upon our future level of profitability, which cannot be determined.
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
     See “Liquidity and Capital Resources” for further discussion of our capital structure. Market risk, calculated as the potential change in fair value of our cash and cash equivalents and resulting from a hypothetical 1.0% (100 basis point) change in interest rates, was not material at March 31, 2009.
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures — We maintain disclosure controls and other procedures that are designed to ensure that information required to be disclosed in our filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating our controls and procedures. With the participation of the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2009, and concluded that our disclosure controls and procedures were effective.
     Changes in Internal Control Over Financial Reporting — There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On June 8, 2007, we filed a complaint for patent infringement against Comarco, Inc. and Comarco Wireless Technologies, Inc. (“Comarco”) in the United States District Court for the Eastern District of Texas, Case No. 5:07cv84. On July 1, 2008, the court in Texas accepted a joint motion filed by the parties to transfer this case to the United States District Court for the District of Arizona. As a result, this case is now before the United States District Court for the District of Arizona, Case No. CV 08-1224, and the parties are engaged in the discovery process. We assert in the complaint that Comarco’s line of universal power adapters for mobile electronic devices infringe upon our patented intelligent tip architecture, U.S. Patent Nos. 6,976,885 and 7,153,169. We seek to enjoin Comarco from further infringement of the patents as well as compensatory and treble damages and reimbursement of attorneys’ fees and expenses associated with this action. Comarco has filed an answer denying our claims and asserting counterclaims against us for breach of contract under a settlement agreement executed between the parties in July 2003 and infringement of Comarco’s U.S. Patent No. 6,172,884. Comarco, in its answer and counterclaim, is seeking a declaration that it has not infringed our patents, a declaration that such patents are invalid and unenforceable, a declaration that we have breached the terms of the parties’ settlement agreement, and injunctive relief against us from further infringement of Comarco’s patent, as well as compensatory and treble damages and reimbursement of attorneys’ fees and expenses associated with this action. On February 25, 2009, Comarco filed a motion for judgment on the pleadings. On March 16, 2009, we filed a response and on April 8, 2009 the court issued an order denying Comarco’s motion for judgment on the pleadings.
     We are from time to time involved in various legal proceedings other than those set forth above incidental to the conduct of our business. We do not believe that the outcome of such pending legal proceedings will have a material adverse effect on our business, financial condition, results of operations or liquidity.
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I. “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from the disclosure included in our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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

IGO, INC.
Dated: May 8, 2009	By:	/s/ Michael D. Heil
Michael D. Heil
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

	By:	/s/ Darryl S. Baker
Darryl S. Baker
Vice President and Chief Financial Officer and Authorized Officer of Registrant (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1	Certificate of Incorporation of the Company (1)

3.2	Articles of Amendment to the Certificate of Incorporation of the Company dated as of June 17, 1997 (2)

3.3	Articles of Amendment to the Certificate of Incorporation of the Company dated as of September 10, 1997 (1)

3.4	Articles of Amendment to the Certificate of Incorporation of the Company dated as of July 20, 1998 (1)

3.5	Articles of Amendment to the Certificate of Incorporation of the Company dated as of February 3, 2000 (1)

3.6	Articles of Amendment to the Certificate of Incorporation of the Company dated as of March 31, 2000 (2)

3.7	Certificate of Designations, Preferences, Rights and Limitations of Series G Junior Participating Preferred Stock of iGo, Inc. (3)

3.8	Certificate of Ownership and Merger Merging iGo Merger Sub Inc. with and into Mobility Electronics, Inc. (4)

3.9	Certificate of Elimination of Series C, Series D, Series E, and Series F Preferred Stock of Mobility Electronics, Inc. (4)

3.10	Fourth Amended and Restated Bylaws of the Company (5)

10.1	iGo, Inc. 2009 Executive Bonus Plan (6)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith

**	Furnished herewith

(1)	Previously filed as an exhibit to Registration Statement No. 333-30264 dated February 11, 2000.

(2)	Previously filed as an exhibit to Amendment No. 2 to Registration Statement No. 333-30264 on Form S-1 dated May 4, 2000.

(3)	Previously filed as an exhibit to Current Report on Form 8-K filed June 19, 2003.

(4)	Previously filed as an exhibit to Current Report on Form 8-K dated May 21, 2008.

(5)	Previously filed as an exhibit to Form 10-K for the period ended December 31, 2008.

(6)	Previously filed as an exhibit to Current Report on Form 8-K filed April 2, 2009.