Form 10-Q
period 2009-06-30
iGo, Inc.
filed 2009-08-06
CIK 1075656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
YES ☑     NO ☐
Indicate by a checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☐     NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO ☑
At August 5, 2009, there were 32,411,531 shares of the Registrant’s Common Stock, par value $0.01 per share outstanding.

IGO, INC.
FORM 10-Q
Items 2, 3 and 5 are not applicable.

i

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS:
IGO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$33,016	$26,139
Short-term investments	553	4,964
Accounts receivable, net	7,305	12,554
Inventories	3,874	4,353
Prepaid expenses and other current assets	477	527

Total current assets	45,225	48,537
Property and equipment, net	1,159	1,147
Intangible assets, net	1,250	1,231
Notes receivable and other assets, net	108	320

Total assets	$47,742	$51,235

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$4,546	$7,074
Accrued expenses and other current liabilities	2,696	3,412
Deferred revenue	640	412

Total liabilities	7,882	10,898

Equity:
Common stock, $ .01 par value	324	319
Additional paid-in capital	170,377	169,863
Accumulated deficit	(131,597)	(130,640)
Accumulated other comprehensive income	158	155

Total iGo, Inc. common stockholders’ equity	39,262	39,697

Non-controlling interest	598	640

Total equity	39,860	40,337

Total liabilities and equity	$47,742	$51,235

See accompanying notes to unaudited condensed consolidated financial statements.

IGO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue	$15,075	$18,553	$30,015	$37,491
Cost of revenue	10,498	13,149	20,820	26,509

Gross profit	4,577	5,404	9,195	10,982

Operating expenses:
Sales and marketing	1,736	2,247	3,844	4,261
Research and development	754	910	1,671	1,703
General and administrative	2,088	2,630	5,106	6,729

Total operating expenses	4,578	5,787	10,621	12,693

Loss from operations	(1)	(383)	(1,426)	(1,711)

Other income (expense):
Interest income, net	18	210	75	478
Gain on disposal of assets and other income, net	101	107	352	261
Litigation settlement income	—	—	—	672

Net income (loss)	118	(66)	(999)	(300)
Less: Net loss attributable to non-controlling interest	16	—	42	—

Net income (loss) attributable to iGo, Inc.	$134	$(66)	$(957)	$(300)

Net income (loss) attributable to iGo, Inc. per share
Basic	$0.00	$(0.00)	$(0.03)	$(0.01)

Diluted	$0.00	$(0.00)	$(0.03)	$(0.01)

Weighted average common shares outstanding
Basic	32,328	31,772	32,208	31,676

Diluted	33,882	31,772	32,208	31,676

See accompanying notes to unaudited condensed consolidated financial statements.

IGO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Non-controlling
	Shares	Amount	Capital	Deficit	Income(Loss)	Interest	Total
Balances at December 31, 2008	31,924,183	$319	$169,863	$(130,640)	$155	$640	$40,337
Issuance of stock awards	487,348	5	(139)	—	—	—	(134)
Amortization of deferred compensation	—	—	653	—	—	—	653
Comprehensive loss:
Unrealized Gain on Available for Sale Investments	—	—	—	—	2	—	2
Foreign currency translation adjustment	—	—	—	—	1	—	1
Net loss	—	—	—	(957)	—	(42)	(999)

Total comprehensive loss							(996)

Balances at June 30, 2009	32,411,531	$324	$170,377	$(131,597)	$158	$598	$39,860

See accompanying notes to unaudited condensed consolidated financial statements.

IGO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(999)	$(300)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts and sales returns and credits	237	147
Depreciation and amortization	748	790
Stock compensation expense	653	1,029
Loss on disposal of assets, net	56	—
Changes in operating assets and liabilities:
Accounts receivable	5,012	2,762
Inventories	479	2,728
Prepaid expenses and other assets	(144)	469
Accounts payable	(2,528)	(2,571)
Accrued expenses and other current liabilities	(622)	(1,751)

Net cash provided by operating activities	2,892	3,303

Cash flows from investing activities:
Purchase of property and equipment	(441)	(107)
Proceeds from disposal of assets	12	—
Purchase of investments	—	(6,640)
Sale of investments	4,410	8,950

Net cash provided by investing activities	3,981	2,203

Cash flows from financing activities:
Net proceeds from issuance of common stock and exercise of options and warrants	—	28

Net cash provided by financing activities	—	28

Effects of exchange rate changes on cash and cash equivalents	4	19

Net increase in cash and cash equivalents	6,877	5,553
Cash and cash equivalents, beginning of period	26,139	15,908

Cash and cash equivalents, end of period	$33,016	$21,461

See accompanying notes to unaudited condensed consolidated financial statements.

IGO, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Basis of Presentation
     The accompanying condensed consolidated financial statements include the accounts of iGo, Inc. and its wholly-owned subsidiaries, Mobility California, Inc., Mobility Idaho, Inc., iGo EMEA Limited, Mobility Texas, Inc., Mobility Assets, Inc., and iGo Direct Corporation, and the accounts of Mission Technology Group, Inc. (“Mission ”), in which Mobility California, Inc. holds a 15% equity interest (collectively, “iGo” or the “Company”). The accounts of Mission are consolidated pursuant to Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). Refer to Note 2 for further discussion of FIN 46R. All significant intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.
     The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying condensed consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2008 included in the Company’s Form 10-K, filed with the SEC. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of results to be expected for the full year or any other period.
     The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make a number of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, sales returns, inventories, warranty obligations, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends existing GAAP with respect to the consolidation of variable interest entities (“VIEs”). Among other things, SFAS 167 (i) amends existing guidance for determining whether an entity is a VIE; (ii) requires ongoing reassessments of whether an entity is the primary beneficiary of a VIE; and (iii) requires enhanced disclosures about an entity’s involvement in a VIE. The Company will be required to adopt SFAS 167 effective January 1, 2010, and is currently evaluating the potential impact, if any, of SFAS 167 on its consolidated financial statements.
     In June 2009, the FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), will be superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification does not change GAAP, but instead introduces a new structure that will combine all authoritative standards into a comprehensive, topically organized online database. The Codification will be effective for interim or annual periods ending after September 15, 2009, and will impact the Company’s financial statement disclosures beginning with the quarter ending September 30, 2009 as all future references to authoritative accounting literature will be referenced in accordance with the Codification. The Company does not believe that there will be any changes to the content of the Company’s financial statements, although its disclosures will be modified as a result of implementing the Codification.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). SFAS 165 requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date. For public entities, this is the date the financial statements are issued. SFAS 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and should not result in significant changes in the subsequent events reported by the Company. The Company implemented SFAS 165 during the quarter ended June 30, 2009. The Company evaluated for subsequent events through August 6, 2009, the issuance date of the Company’s financial statements. There were no disclosable subsequent events as of August 6, 2009.
     In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about the fair value of financial instruments for interim reporting periods, as well as annual reporting periods. FSP FAS 107-1 and APB 28-1 are effective for all interim and annual reporting periods ending after June 15, 2009 and did not impact the Company’s consolidated financial statements.
     In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“SFAS 157-3”) which clarifies the application of Statement No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The Staff Position is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before March 31, 2009. The implementation of SFAS 157-3 did not have a material impact on the Company’s consolidated financial statements.
     In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP 142-3 did not impact the Company’s consolidated financial statements.
     In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157, for most nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The implementation of SFAS 157 for nonfinancial assets and nonfinancial liabilities did not impact the Company’s consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS 160”), which changes the accounting and reporting for minority interests such that they will be re-characterized as non-controlling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with non-controlling interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and early application was prohibited. As a result of adopting SFAS 160 at the start of fiscal 2009, the Company presents non-controlling interest in Mission (previously shown as minority interest) as a component of equity on the consolidated balance sheets. Minority interest expense is no longer separately reported as a reduction to net income (loss) on the consolidated statement of operations, but is instead shown below net income (loss) under the heading “net income (loss) attributable to non-controlling interest.” Total provision for income taxes remains unchanged; however, the Company’s effective tax rate as calculated from the amounts shown on the consolidated statement of operations has changed as net income (loss) attributable to non-controlling interest is no longer included as a deduction in the determination of income (loss) from continuing operations. Operating losses can be allocated to non-controlling interests even when such allocation results in a deficit balance (i.e., book value can go negative).
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
(2) Variable Interest Entities
     FIN 46R requires the “primary beneficiary” of a VIE to include the VIE’s assets, liabilities and operating results in its consolidated financial statements. In general, a VIE is a corporation, partnership, limited liability company, trust or any other legal structure used to conduct activities or hold assets that either (i) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (ii) has a group of equity owners that are unable to make significant decisions about its activities, or (iii) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.
     In April 2007, the Company completed a sale of the assets of its expansion and docking business to Mission, an entity that was formed by a former officer of the Company, in exchange for $3,930,000 of notes receivable and a 15% common equity interest. There was no cash equity contributed to Mission at its formation and Mission’s equity consists solely of its operating profit. Accordingly, the Company has determined that Mission does not have sufficient equity to carry out its principal operating activities without subordinated financial support, and that Mission qualifies as a VIE under FIN 46R. The Company has also determined that its 15% equity interest and its $3,930,000 notes receivable qualify as variable interests under FIN 46R. Furthermore, as Mission is obligated to repay the promissory notes it issued to the Company, the Company has determined that it is the primary beneficiary of the VIE, and accordingly, must include the assets, liabilities and operating results of Mission in its consolidated financial statements. The Company reports as “Non-controlling interest” the portion of the Company’s net earnings that is attributable to the collective ownership interests of non-controlling investors. Non-controlling interest represents the 85% share in the net earnings of Mission held by other owners. As of June 30, 2009, the unpaid principal balance of the remaining note receivable from Mission was $2,107,000.
     The following table summarizes the balance sheet effect of consolidating Mission as of June 30, 2009 (amounts in thousands):

			iGo
	Mission		Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$499		$33,016
Short-term investments	—		553
Accounts receivable, net	343	*	7,305
Inventories	596		3,874
Prepaid expenses and other current assets	28		477

Total current assets	1,466		45,225
Property and equipment, net	62		1,159
Intangible assets, net	—		1,250
Notes receivable (payable) and other assets	(359	)*	108

Total assets	$1,169		$47,742

LIABILITIES AND EQUITY

Liabilities:
Accounts payable	$173		$4,546
Accrued expenses and other current liabilities	398	*	2,696
Deferred revenue	—		640

Total current liabilities	571		7,882

Equity:
Total iGo, Inc. common stockholders’ equity	—		39,262
Non-controlling interest	598	*	598

Total equity	598		39,860

Total liabilities and equity	$1,169		$47,742

*	Reflects the elimination of intercompany accounts and notes receivable.

(3) Fair Value Measurement
     As of June 30, 2009, the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis are comprised of overnight money market funds and investments in marketable securities.
     The Company invests excess cash from its operating cash accounts in overnight money market funds and reflects these amounts within cash and cash equivalents on the condensed consolidated balance sheet at a net value of 1:1 for each dollar invested.
     At June 30, 2009, investments totaling $553,000 are classified as short-term investments on the condensed consolidated balance sheet. These investments are considered available-for-sale securities and are reported at fair value based on third-party broker statements, which qualifies as level 2 in the SFAS 157 fair value hierarchy. The unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income. Realized gains and losses are included in interest income, net.
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
     The Company generated net proceeds of $4,410,000 and $2,310,000 from the sale of available-for-sale marketable securities during the six months ended June 30, 2009 and 2008, respectively.
     As of June 30, 2009 and December 31, 2008, the amortized cost basis, unrealized holding gains, unrealized holding losses, and aggregate fair value by short-term major security type investments were as follows (amounts in thousands):

	June 30, 2009			December 31, 2008
					Net
		Net			Unrealized
		Unrealized	Aggregate		Holding
	Amortized	Holding	Fair	Amortized	Gains	Aggregate
	Cost	Gains	Value	Cost	(Losses)	Fair Value
U.S. corporate securities:
Commercial paper	$—	$—	$—	$1,642	$4	$1,646
Corporate notes and bonds	551	2	553	3,319	(1)	3,318

	$551	$2	$553	$4,961	$3	$4,964

(5) Inventories
     Inventories consist of the following at June 30, 2009 and December 31, 2008 (amounts in thousands):

	June 30,	December 31,
	2009	2008
Raw materials	$866	$740
Finished goods	3,008	3,613

	$3,874	$4,353

(6) Intangible Assets
     Intangible assets consist of the following at June 30, 2009 and December 31, 2008 (amounts in thousands):

		June 30, 2009			December 31, 2008
	Average	Gross		Net	Gross		Net
	Life	Intangible	Accumulated	Intangible	Intangible	Accumulated	Intangible
	(Years)	Assets	Amortization	Assets	Assets	Amortization	Assets
Amortized intangible assets:
License fees	7	$—	$—	$—	$334	$(334)	$—
Patents and trademarks	3	3,725	(2,632)	1,093	3,320	(2,270)	1,050
Trade names	10	442	(285)	157	442	(261)	181
Customer intangibles	3	—	—	—	33	(33)	—

Total		$4,167	$(2,917)	$1,250	$4,129	$(2,898)	$1,231

Aggregate amortization expense for identifiable intangible assets totaled $207,000 and $387,000 for the three and six months ended June 30, 2009. Aggregate amortization expense for identifiable intangible assets totaled $221,000 and $404,000 for the three and six months ended June 30, 2008.
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
     In May 2009, the Company amended the terms of its agreement with CradlePoint to (1) cancel the outstanding $1,500,000 promissory note, which had an outstanding balance of $199,000 as of June 30, 2009, (2) eliminate CradlePoint’s obligation to pay the Company 5% of CradlePoint’s revenues for five years, including the minimum payment of $300,000 due within three years, and (3) eliminate CradlePoint’s obligation to pay 100% of the first $200,000, and 50% thereafter, of any sales beyond the first $1,800,000 of inventory purchased by CradlePoint at the closing. In exchange for the foregoing, the amendment provides that the Company shall receive (1) payment of $80,000 from CradlePoint to the Company upon the date of the amendment; and (2) a new promissory note for $670,000 bearing interest at the rate of 6% annually, with payments to be made monthly over two years from the date of the amendment.
     The estimated net realizable value of the note receivable from CradlePoint in connection with this transaction is included in notes receivable and other assets. The gross outstanding principal balance of the new promissory note was $617,000, and the company has recorded an allowance of $617,000 against this note as of June 30, 2009. Accordingly, the net balance of the new CradlePoint note receivable was $0 as of June 30, 2009, and the net balance of the old CradlePoint note receivable was $210,000 as of December 31, 2008. The Company did not recognize a loss as a result of this transaction.
(8) Stock-based Compensation
     Stock-based compensation expense includes compensation expense, recognized over the applicable requisite service periods, for new share-based awards and for share-based awards granted prior to, but not yet vested as of, the Company’s adoption of SFAS 123R on January 1, 2006.
     As of June 30, 2009, there were 233,000 fully-vested outstanding stock options and no non-vested outstanding stock options. Accordingly, there was no unrecognized compensation expense relating to non-vested stock options at June 30, 2009.

     The following table summarizes information for the six months ended June 30, 2009 regarding restricted stock unit activity under the 2004 Directors Plan, the 2004 Omnibus Plan and a grant made pursuant to Nasdaq Rule 5635(c)(4):

	2004 Directors Plan		2004 Omnibus Plan		Heil Grant
		Weighted		Weighted		Weighted
		Average		Average		Average
		Value per		Value per		Value per
	Number	Share	Number	Share	Number	Share
Outstanding, December 31, 2008	129,832	$4.67	1,595,052	$3.73	875,000	$2.01
Granted	31,500	$0.71	101,500	$0.59	—	—
Canceled	—	—	(481,100)	$2.33	—	—
Released to common stock	(29,833)	$0.73	(285,515)	$2.83	(172,000)	$2.13
Released for settlement of taxes	—	—	(132,806)	$2.81	(78,000)	$2.13

Outstanding, June 30, 2009	131,499	$3.40	797,131	$2.20	625,000	$2.04

     For the three and six months ended June 30, 2009, the Company recorded in general and administrative expense pre-tax charges of $372,000 and $653,000, respectively, associated with the expensing of restricted stock unit awards activity. For the three and six months ended June 30, 2008, the Company recorded in general and administrative expense pre-tax charges of $393,000 and $1,029,000, respectively, associated with the expensing of restricted stock unit awards activity.
     As of June 30, 2009, there was $2,418,000 of total unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a weighted average period of two years.
     As of June 30, 2009, all outstanding restricted stock units were non-vested.
(9) Net Income (Loss) attributable to iGo, Inc. per Share
The computation of basic and diluted net loss per share follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Basic net income (loss) attributable to iGo, Inc. per share computation:
Numerator:
Net income (loss) attributable to iGo, Inc.	$134	$(66)	$(957)	$(300)

Denominator:
Weighted average number of common shares outstanding	32,328	31,772	32,208	31,676

Basic net income (loss) attributable to iGo, Inc. per share:	$0.00	$(0.00)	$(0.03)	$(0.01)

Diluted net income (loss) attributable to iGo, Inc. per share computation:
Numerator:
Net income (loss) attributable to iGo, Inc.	$134	$(66)	$(957)	$(300)

Denominator:
Weighted average number of common shares outstanding	32,328	31,772	32,208	31,676
Effect of dilutive stock options, warrants, and restricted stock units	1,554	—	—	—

	33,882	31,772	32,208	31,676

Diluted net income (loss) attributable to iGo, Inc. per share:	$0.00	$(0.00)	$(0.03)	$(0.01)

Stock options not included in dilutive net income (loss) per share since antidilutive	233	285	233	285

Warrants not included in dilutive net income (loss) per share since antidilutive	600	600	600	600

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
     The following tables summarize the Company’s revenues, operating results and assets by business segment (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
High-Power Group	$7,992	$11,633	$17,750	$22,754
Low-Power Group	5,626	5,192	9,280	11,459
Connectivity Group	1,457	1,728	2,985	3,278

	$15,075	$18,553	$30,015	$37,491

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Operating income (loss) from operations:
High-Power Group	$(841)	$594	$(1,404)	$1,999
Low-Power Group	2,750	1,302	4,686	2,408
Connectivity Group	(120)	148	(193)	63
Corporate	(1,790)	(2,427)	(4,515)	(6,181)

	$(1)	$(383)	$(1,426)	$(1,711)

     The Company’s corporate function supports its various business segments and, as a result, the Company attributes the aggregate amount of its general and administrative expense to corporate as opposed to allocating it to individual business segments (amounts in thousands).

	June 30,	December 31,
	2009	2008
Assets:
High-Power Group	$7,243	$11,977
Low-Power Group	5,810	6,447
Connectivity Group	1,543	2,009
Corporate	33,146	30,802

	$47,742	$51,235

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

     The following tables summarize the Company’s revenues by product line, as well as its revenues by geography and the percentages of revenue by route to market (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
High-power mobile electronic power products	$7,898	$11,505	$17,563	$22,600
Low-power mobile electronic power products	5,626	5,167	9,280	10,954
Expansion and docking products	1,457	1,728	2,985	3,278
Portable keyboard products	—	25	—	505
Accessories and other products	94	128	187	154

Total revenues	$15,075	$18,553	$30,015	$37,491

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
North America (principally United States)	$14,230	$17,966	$27,942	$34,626
Europe	779	285	1,562	1,441
Asia Pacific and all other	66	302	511	1,424

	$15,075	$18,553	$30,015	$37,491

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
OEM and private-label-resellers	33%	51%	41%	50%
Retailers and distributors	56%	45%	48%	45%
Other	11%	4%	11%	5%

	100%	100%	100%	100%

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions and generally limits the amount of credit exposure to the amount of FDIC coverage. However, periodically during the year, the Company maintains cash in financial institutions in excess of the current FDIC insurance coverage limit of $250,000. The Company performs ongoing credit evaluations of its customers’ financial condition, but does not typically require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.
     Two customers accounted for 36%, and 30%, respectively, of net sales for the six months ended June 30, 2009. Two Customers accounted for 48% and 35%, respectively, of net sales for the six months ended June 30, 2008. Three customers’ accounts receivable balances accounted for 54%, 17%, and 14%, respectively, of net accounts receivable at June 30, 2009. Two customers’ accounts receivable balances accounted for 60% and 33%, respectively, of net accounts receivable at June 30, 2008.
     Allowance for doubtful accounts was $646,000 and $570,000 at June 30, 2009 and December 31, 2008, respectively. Allowance for sales returns and price protection was $261,000 and $246,000 at June 30, 2009 and December 31, 2008, respectively.
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
     In March 2009, Targus notified the Company of its intent not to renew the distribution agreement between Targus and the Company, which expired in May 2009. At that time, Targus was one of the Company’s two largest customers and accounted for 36% of its sales for the six months ended June 30, 2009, and 48% of its sales for the six months ended June 30, 2008. Accordingly, in the future, the Company expects that it will be even more dependent upon a relatively small number of customers for a significant portion of its revenue, including most notably RadioShack.

(11) Litigation Settlement
     Certain former officers of iGo Corporation had sought potential indemnification claims against the Company’s wholly-owned subsidiary, iGo Direct Corporation, relating to an SEC matter involving such individuals (but not involving the Company) that related to matters that arose prior to the Company’s acquisition of iGo Corporation in September 2002. The Company initiated litigation against the carrier of iGo Corporation’s directors’ and officers’ liability insurance for coverage of these claims under iGo Corporation’s insurance policy. During 2006, the Company reached settlement agreements with two of the three former officers of iGo Corporation that were seeking indemnification from the Company and during the quarter ended June 30, 2008, the Company settled its litigation with iGo Corporation’s former insurance carrier, obtaining reimbursement from the insurance carrier in the amount of $1,500,000. Further, in connection with its settlement with the insurance carrier, the Company reached a settlement agreement with the last of the three former officers of iGo Corporation and reimbursed him $828,000 in final settlement of all his indemnification claims. The Company recorded net litigation settlement income of $672,000 during the six months ended June 30, 2008. On July 18, 2008, the SEC announced it had settled its case against each of the three former officers of iGo Corporation.
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
     In February 2009, the Company received an assessment from the Internal Revenue Service related to this audit in the amount of $596,000. In March 2009, the Company received an additional assessment from the Internal Revenue Service related to this audit in the amount of $268,000. Based on the progress of the audit, as of June 30, 2009, the Company accrued an additional $270,000, or a total of $870,000, related to this liability.
     In June 2009, the Company received a final assessment from the Internal Revenue Service related to this audit in the amount of $672,000, which was paid in full by the Company in June 2009. In July 2009, the Company received and executed closing agreements on the final determination covering specific matters from the Internal Revenue Service related to this audit. Accordingly, the Company recognized a favorable adjustment to the accrued contingent liability related to this audit which represented the difference between the $870,000 that was accrued at March 31, 2009 and the $672,000 that was paid in June 2009, or $198,000. No contingent liability related to this audit exists at June 30, 2009.
     The Company procures its products primarily from supply sources based in Asia. Typically, the Company places purchase orders for completed products and takes ownership of the finished inventory upon completion and delivery from its supplier. Occasionally, the Company presents its suppliers with ‘Letters of Authorization’ for the suppliers to procure long-lead raw components to be used in the manufacture of the Company’s products. These Letters of Authorization indicate the Company’s commitment to utilize the long-lead raw components in production. As of June 30, 2007, based on a change in strategic direction, the Company determined it would not procure certain products for which it had outstanding Letters of Authorization with suppliers. The Company believes it is probable that it will be required to pay suppliers for certain Letter of Authorization commitments and has already partially settled some of these obligations. At June 30, 2009, the Company had estimated, and recorded, a remaining liability for this contingency in the amount of $232,000.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This report contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “expect,” “anticipate,” “estimate” and other similar statements of expectations identify forward-looking statements. Forward-looking statements in this report can be found in the “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections as well as other sections of this report and include, without limitation, that as a result of the loss of our largest customer, Targus, we will see a significant reduction in revenue in future quarters and that we will be even more dependent upon a relatively small number of customers for a significant portion of our revenue, including most notably RadioShack; the expectation that our overall revenues for 2009 will decrease from 2008 levels and that revenues from low-power products will increase in 2009; the belief that we will be successful in our efforts to partially offset declines in Targus revenue by anticipated further gains in market penetration into mobile wireless carriers, distributors and retailers largely through our sales efforts; expectations regarding our anticipated gross profit, gross margin, and related expenses and operating metrics for 2009, as well as our anticipated cash flows and results from Mission in 2009; the impact of the current economic recession on us and our industry; anticipated planned research and development efforts, including expectations relating to the further expansion of our intellectual property position by aggressively filing for additional patents, including patents relating to eco-friendly power management solution technology and the timing and likelihood of those patents issuing; beliefs relating to our competitive advantages and the market need for our products; our belief that our present vendors have sufficient capacity to meet our supply requirements; the sufficiency of our cash and liquidity; the likelihood that we will be required to pay certain Letter of Authorization commitments; beliefs relating to our distribution capabilities and brand identity; expectations regarding the success of new product introductions, including our anticipated new “green” power management solutions; the anticipated strength, ability to protect, and actions relating to our intellectual property portfolio; our intention to continue to develop power products in existing and new markets; our intention to recruit a broad base of retailers and distributors for our power products; our intention to continue to make capital expenditures and pursue opportunities to acquire businesses, products and technologies, as well as our intentions concerning the possible disposition of assets; expectations about inventory levels we will be required to maintain and future sales returns; expectations about competition; our intention and ability to hold marketable securities to maturity; our intention to employ hedging strategies; expectations regarding the outcome and anticipated impact of various legal proceedings in which we are involved; expected limitations on our ability to utilize our operating loss carry-forwards; and our intention regarding hedging activities and our beliefs about the market risks associated with our financial instruments. These forward-looking statements are based largely on our management’s expectations and involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 under the heading “Risk Factors” and those set forth in other sections of this report and in other reports that we file with the SEC. Additional factors that could cause actual results to differ materially from those expressed in these forward-looking statements include, among others, the following:
•	the loss of, and failure to replace, any other significant customers in addition to Targus;

•	the inability to timely and successfully complete product development efforts and introduce new products, such as our planned, new eco-friendly power products and technology;

•	the ineffectiveness of our sales and marketing strategy;

•	the inability to create broad consumer awareness and acceptance for our products and technology;

•	the timing and success of competitive product development efforts, new product introductions and pricing;

•	the ability to expand and protect our proprietary rights and intellectual property;

•	the timing and amount of substantial customer orders;

•	the lack of available qualified personnel;

•	the inability to successfully resolve pending and unanticipated legal matters;

•	the lack of available qualified suppliers and subcontractors and/or their inability to meet our specification, performance, and quality requirements;

•	a decline in market demand for our products or the inability of our customers to finance the purchase of our products; and

•	a downturn in industry and general economic or business conditions.
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

     We use our proprietary technology to design and develop products that make computers and mobile electronic devices more efficient and cost effective, thus enabling professionals and consumers higher utilization of their mobile devices and the ability to access information more readily. Our products include power products for high-power mobile electronic devices, such as portable computers; power products for low-power mobile electronic devices, such as mobile phones, PDAs, and MP3 players; and accessory products. We are organized in three business segments, which consist of the High-Power Group, the Low-Power Group and the Connectivity Group. In February 2007, we sold substantially all of the assets, which consisted primarily of inventory, of our handheld hardware product line. The operating results of the handheld hardware product line were historically included in the results of the Connectivity Group. In April 2007, we sold substantially all of the remaining assets of our Connectivity Group. The operating results of Mission, which purchased substantially all of the assets of our expansion and docking product line, are consolidated with our operating results pursuant to FIN 46R and are included in the Connectivity Group.
     Sales to private-label resellers and OEMs accounted for approximately 41% of revenue for the six months ended June 30, 2009 and approximately 50% of revenue for the six months ended June 30, 2008. Sales through retailers and distributors accounted for approximately 48% of revenue for the six months ended June 30, 2009 and approximately 45% of revenue for the six months ended June 30, 2008. The balance of our revenue during these periods was derived from direct sales to end-users.
     In March 2009, Targus notified us of its intent not to renew our distribution agreement, which expired in May 2009. At that time, Targus was one of our two largest customers and accounted for 36% of our sales for the six months ended June 30, 2009 and 42% for the 12 months ended December 31, 2008. Accordingly, in the future, we expect that we will be even more dependent upon a relatively small number of customers for a significant portion of our revenue, including most notably RadioShack. In addition, we expect there will be a significant reduction in revenue in future quarters. We intend to develop relationships with a broader set of retailers and wireless carriers to expand the market availability of our iGo branded products. Our goal is that these relationships will allow us to diversify our customer base, add stability and decrease our traditional reliance upon a limited number of private label resellers. These relationships could significantly increase the availability and exposure of our products, particularly among large national and international retailers and wireless carriers, however we give no assurance we could significantly replace the lost Targus revenue.
     Our focus is on becoming a comprehensive provider of power management solutions. The centerpiece of our new power management solutions is the anticipated launch of our new iGo GreenTM products later this year. The first iGo Green products scheduled for launch are a notebook charger, surge protector and wall outlet that each incorporate our new patent-pending technology that is designed to reduce energy consumption and virtually eliminate standby power, or “Vampire Power,” that results from devices that continue to consume power even when they are idle or shut-off, such as computers and mobile phones.
     We believe that this power-saving technology, when combined with our existing power products that incorporate our patented tip technology for both high- and low-power mobile electronic devices, will help us achieve our long-term goal of establishing an industry standard for reduced power consumption in the charging of all mobile electronic devices.
     Our ability to execute successfully on our near and long-term objectives depends largely upon the general market acceptance of our power-saving and tip technologies, our ability to protect our proprietary rights to these technologies, our ability to generate additional major customers, and on general economic conditions. Additionally, we must execute on the customer relationships that we have developed and continue to design, develop, manufacture and market new and innovative technology and products that are embraced by these customers and the overall market in general.
     High-Power Group. Our High-Power Group is focused on the development, marketing and sale of power products and accessories for mobile electronic devices with high power requirements, which consist primarily of portable computers. These devices also allow users to simultaneously charge one or more low-power mobile electronic devices. We sell these products to private-label resellers, distributors, resellers and retailers. We supplied OEM-specific, high-power adapter products to Lenovo through the first quarter of 2008. We previously marketed and distributed high-power adapter products on a private-label basis through Targus, although as discussed above, our distribution agreement with Targus terminated effective May 2009. We also sell our iGo branded products directly to retailers such as RadioShack and through distributors such as Ingram Micro. High-Power Group revenue accounted for approximately 59% of revenue for the six months ended June 30, 2009 and approximately 61% of revenue for the six months ended June 30, 2008. Targus accounted for approximately 62% of High-Power Group revenue for the six months ended June 30, 2009 and approximately 61% of High-Power Group revenue for the six months ended June 30, 2008.
     Low-Power Group. Our Low-Power Group is focused on the development, marketing and sales of power products for low-power mobile electronic devices, such as mobile phones, smartphones, PDAs, MP3 players and portable gaming consoles. These products include cigarette lighter adapters, mobile AC adapters, low-power universal AC/DC adapters, and low-power universal battery products. Each of these power devices is designed to incorporate our patented tip technology. We sell these products to distributors, resellers and retailers. Low-power product revenue accounted for approximately 31% of revenue for each of the six months ended June 30, 2009 and 2008.
     Connectivity Group. Our Connectivity Group consists primarily of the operating results of Mission. The Connectivity Group was historically focused on the development, marketing and sales of connectivity and expansion and docking products.
Critical Accounting Policies and Estimates
     There were no changes in our critical accounting policies during the six months ended June 30, 2009 from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.
Results of Operations
     The following table presents certain selected consolidated financial data for the periods indicated expressed as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	69.6%	70.9%	69.4%	70.7%

Gross profit	30.4%	29.1%	30.6%	29.3%

Operating expenses:
Sales and marketing	11.5%	12.1%	12.8%	11.4%
Research and development	5.0%	4.9%	5.5%	4.5%
General and administrative	13.9%	14.2%	17.0%	18.0%

Total operating expenses	30.4%	31.2%	35.3%	33.9%

Loss from operations	0.0%	(2.1%)	(4.7%)	(4.6%)

Other income (expense):
Interest, net	0.1%	1.1%	0.2%	1.3%
Other, net	0.7%	0.6%	1.2%	0.7%
Litigation settlement income	0.0%	0.0%	0.0%	1.8%
Net loss attributable to non-controlling interest	0.0%	0.0%	0.1%	0.0%

Net income (loss)	0.8%	(0.4%)	(3.2%)	(0.8%)

Comparison of Three Months Ended June 30, 2009 and 2008
     Revenue. Revenue generally consists of sales of products, net of returns and allowances. To date, our revenues have come predominantly from power adapters, handheld products, expansion and docking products, and accessories. The following table summarizes the year-over-year comparison of our consolidated revenue for the periods indicated ($ in thousands):

			Increase/
	Three Months	Three Months	(Decrease)	Percentage change
	Ended	Ended	from same period	from the same period
	June 30, 2009	June 30, 2008	in the prior year	in the prior year
High-Power Group	$7,992	$11,633	$(3,641)	(31.3)%
Low-Power Group	5,626	5,192	434	8.4%
Connectivity Group	1,457	1,728	(271)	(15.7)%

Total Revenue	$15,075	$18,553	$(3,478)	(18.7)%

     High-Power Group. The decrease in High-Power Group revenue was primarily due to declines in sales to private label resellers. Overall sales of high-power products to private label resellers decreased by $3.7 million, or 43.0%, to $4.9 million during the three months ended June 30, 2009 as compared to $8.6 million during the three months ended June 30, 2008. In March 2009, Targus notified us of its intent not to renew our distribution agreement, which expired by its terms in May 2009. Accordingly, we do not anticipate any significant additional orders for our power products from Targus beyond the second quarter of 2009. We expect revenue from sales of high-power products to continue to decline during 2009 due to the loss of the Targus account, although we are working to partially offset the decline in Targus revenue with sales to other retailers and distributors.
     Low-Power Group. The increase in Low-Power Group revenue was primarily due to an increase in sales of low-power products in the wireless channel. Sales of low-power products to wireless retailers increased by $693,000, or 148.7%, to $1.2 million for the three months ended June 30, 2009 from $466,000 for the three months ended June 30, 2008. These increases in revenue were partially offset by a decrease of $664,000 in sales of low-power products to RadioShack, to $3.5 million for the three months ended June 30, 2009, compared to $4.1 million for the three months ended June 30, 2008. Sales to other retailers increased $340,000, or 80.2%, to $764,000. We are focused on increasing revenues and expect revenue from sales of low-power products to increase throughout 2009 as a result of increased penetration in new and existing retail accounts.
     Connectivity Group. Connectivity Group revenue consisted of approximately $1.5 million in Mission’s sales of docking and expansion products for the three months ended June 30, 2009. Compared to the three months ended June 30, 2008, expansion and docking revenue decreased by $271,000.
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

	Three Months	Three Months	Increase/(decrease)	Percentage change from
	Ended	Ended	from same period in	the same period in the
	June 30, 2009	June 30, 2008	the prior year	prior year
Cost of revenue	$10,498	$13,149	$(2,651)	(20.2)%
Gross profit	$4,577	$5,404	$(827)	(15.3)%
Gross margin	30.4%	29.1%	1.3%	N/A
     The decrease in cost of revenue and the corresponding decrease in gross profit were due primarily to the decrease in revenue discussed above. The increase in gross margin was due primarily to an increase in average direct margin, which excludes labor and overhead costs, on high-power and low-power products to 38.1% for the three months ended June 30, 2009 compared to 36.2% for the three months ended June 30, 2008, primarily as a result of the decline in sales of high-power products to private label distributors which typically result in lower margins, combined with the increase in sales of low-power products in the wireless and retail channels. Labor and overhead costs, which are mostly fixed, increased 0.6% to 7.7% of revenue for the three months ended June 30, 2009, compared to 7.1% of revenue for the three months ended June 30, 2008. As a result of these factors, cost of revenue as a percentage of revenue decreased to 69.6% for the three months ended June 30, 2009 from 70.9% for the three months ended June 30, 2008.
     Sales and marketing. Sales and marketing expenses generally consist of salaries, commissions and other personnel related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. The following table summarizes the year-over-year comparison of our sales and marketing expenses for the periods indicated ($ in thousands):

	Three Months	Three Months	Decrease	Percentage change
	Ended	Ended	from same period	from the same period
	June 30, 2009	June 30, 2008	in the prior year	in the prior year
Sales and marketing	$1,736	$2,247	$(511)	(22.7)%
     The decrease in sales and marketing expenses primarily resulted from declines of $355,000 in cooperative advertising and $76,000 in customer support expenses for the three months ended June 30, 2009, compared to the three months ended June 30, 2008. As a percentage of revenue, sales and marketing expenses decreased to 11.5% for the three months ended June 30, 2009 from 12.1% for the three months ended June 30, 2008.
     Research and development. Research and development expenses consist primarily of salaries and personnel-related costs, outside consulting, lab costs and travel related costs of our product development group. The following table summarizes the year-over-year comparison of our research and development expenses for the periods indicated ($ in thousands):

	Three Months	Three Months	Decrease from	Percentage change from
	Ended	Ended	same period	the same period in the
	June 30, 2009	June 30, 2008	in the prior year	prior year
Research and development	$754	$910	$(156)	(17.1)%
     The decrease in research and development expenses primarily resulted from declines of $56,000 in personnel related expenses, $64,000 in expenses related to the closure of our Taiwan based engineering office, and $47,000 in product development costs. As a percentage of revenue, research and development expenses increased slightly to 5.0% for the three months ended June 30, 2009 from 4.9% for the three months ended June 30, 2008.
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

	Three Months	Three Months	Decrease	Percentage change
	Ended	Ended	from same period	from the same period
	June 30, 2009	June 30, 2008	in the prior year	in the prior year
General and administrative	$2,088	$2,630	$(542)	(20.6)%
     The decrease in general and administrative expenses primarily resulted from the favorable adjustment of $198,000 in taxes and fees associated with the Internal Revenue Service audit of employment taxes associated with stock options, a $142,000 decline in outside legal fees, and a $125,000 decline in personnel related expenses. General and administrative expenses as a percentage of revenue decreased to 13.9% for the three months ended June 30, 2009 from 14.2% for the three months ended June 30, 2008.
     Interest income (expense), net. Interest income (expense), net decreased by $192,000 to $18,000 for the three months ended June 30, 2009 compared to $210,000 for the three months ended June 30, 2008. The decrease was primarily due to declining interest rates during 2008 and into 2009. At June 30, 2009, the average year-to-date yield on our cash and short-term investments was approximately 0.1%.
     Other income (expense), net. Other income (expense), net of $101,000 for the three months ended June 30, 2009 was consistent compared to $107,000 for the three months ended June 30, 2008. Other income (expense), net represents primarily the recognition of a gain from the collection of a note receivable that had previously been deferred in connection with the sale of the assets of our handheld software product line in 2004.

     Non-controlling interest. Non-controlling interest represents the portion of our net earnings (loss) which is attributable to the collective ownership interests of non-controlling investors. As previously discussed, we have included the operating results of Mission Technology Group, in which we maintain a 15% equity interest, in our consolidated financial statements. Non-controlling interest represents the 85% share in the net earnings (loss) of Mission Technology Group held by other owners.
     Income taxes. No provision for income taxes was required for the three months ended June 30, 2009 or 2008. Based on historical operating losses and projections for future taxable income, it is more likely than not that we will not fully realize the benefits of the net operating loss carryforwards. We have not, therefore, recorded a tax benefit from our net operating loss carryforwards for either of the three months ended June 30, 2009 or June 30, 2008, which at June 30, 2009 was $157 million.
Comparison of Six Months Ended June 30, 2009 and 2008
     Revenue. Revenue generally consists of sales of products, net of returns and allowances. To date, our revenues have come predominantly from power adapters, handheld products, expansion and docking products, and accessories. The following table summarizes the year-over-year comparison of our consolidated revenue for the periods indicated ($ in thousands):

	Six Months	Six Months	Decrease	Percentage change
	Ended	Ended	from same period	from the same period
	June 30, 2009	June 30, 2008	in the prior year	in the prior year
High-Power Group	$17,750	$22,754	$(5,004)	(22.0)%
Low-Power Group	9,280	11,459	(2,179)	(19.0)%
Connectivity Group	2,985	3,278	(293)	(8.9)%

Total Revenue	$30,015	$37,491	$(7,476)	(19.9)%

     High-Power Group. The decrease in High-Power Group revenue was primarily due to declines in sales to private label resellers. Overall sales of high-power products to private label resellers decreased by $4.3 million, or 26.9%, to $11.7 million during the six months ended June 30, 2009 as compared to $16.0 million during the six months ended June 30, 2008. Also contributing to the decline in revenue was a decrease of $974,000 in sales to Lenovo, or 100%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. We have been notified by Targus that they have selected a different sourcing solution for their power adapter product line and, in March 2009, Targus notified us of its intent not to renew our distribution agreement, which expired by its terms in May 2009. Accordingly, we do not anticipate any significant additional orders for our power products from Targus beyond the second quarter of 2009. We expect revenue from sales of high-power products to continue to decline during 2009 due to the loss of the Targus account, although we are working to partially offset the decline in Targus revenue with sales to other retailers and distributors.
     Low-Power Group. The decrease in Low-Power Group revenue was primarily due to a decline in sales of low-power products to RadioShack. Sales of low-power products to RadioShack decreased by $3.2 million, or 37.6%, to $5.3 million for the six months ended June 30, 2009 from $8.5 million for the six months ended June 30, 2008. Sales of foldable keyboard products declined to $0 for the six months ended June 30, 2009 compared to $505,000 for the six months ended June 30, 2008 as a result of our discontinuance of this product line. These declines in revenue were partially offset by an increase of $1.5 million in sales of low-power products to various other customers to $4.1 million for the six months ended June 30, 2009, compared to $2.6 million for the six months ended June 30, 2008. We expect revenue from sales of low-power products to increase throughout 2009 as a result of increased penetration in new and existing retail accounts.
     Connectivity Group. Connectivity Group revenue consisted of approximately $3.0 million in Mission Technology Group’s sales of docking and expansion products for the six months ended June 30, 2009. Compared to the six months ended June 30, 2008, expansion and docking revenue decreased by $293,000.

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

	Six Months	Six Months	Decrease from same	Percentage change from
	Ended	Ended	period in the prior	the same period in the
	June 30, 2009	June 30, 2008	year	prior year
Cost of revenue	$20,820	$26,509	$(5,689)	(21.5)%
Gross profit	$9,195	$10,982	$(1,787)	(16.3)%
Gross margin	30.6%	29.3%	1.3%	N/A
     The decrease in cost of revenue and the corresponding decrease in gross profit were due primarily to the decrease in revenue discussed above. The increase in gross margin was due primarily to an increase in average direct margin, which excludes labor and overhead costs, on high-power and low-power products to 37.6% for the six months ended June 30, 2009 compared to 34.3% for the six months ended June 30, 2008, primarily as a result of the decline in sales of high-power products to private label distributors, combined with the increase in sales of low-power products in the wireless and retail channels. Labor and overhead costs, which are mostly fixed, increased 1.9% to 6.9% of revenue for the six months ended June 30, 2009, compared to 5.0% of revenue for the six months ended June 30, 2008. As a result of these factors, cost of revenue as a percentage of revenue decreased to 69.4% for the six months ended June 30, 2009 from 70.7% for the six months ended June 30, 2008.
     Sales and marketing. Sales and marketing expenses generally consist of salaries, commissions and other personnel-related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. The following table summarizes the year-over-year comparison of our sales and marketing expenses for the periods indicated ($ in thousands):

	Six Months	Six Months	Decrease	Percentage change
	Ended	Ended	from same period	from the same period
	June 30, 2009	June 30, 2008	in the prior year	in the prior year
Sales and marketing	$3,844	$4,261	$(417)	(9.8)%
     The decrease in sales and marketing expenses primarily resulted from declines of $481,000 in cooperative advertising expense and $80,000 in customer support expenses, partially offset by an increase of $167,000 in trade show expenses for the six months ended June 30, 2009, compared to the six months ended June 30, 2008. As a percentage of revenue, sales and marketing expenses increased to 12.8% for the six months ended June 30, 2009 from 11.4% for the six months ended June 30, 2008.
     Research and development. Research and development expenses consist primarily of salaries and personnel-related costs, outside consulting, lab costs and travel related costs of our product development group. The following table summarizes the year-over-year comparison of our research and development expenses for the periods indicated ($ in thousands):

	Six Months	Six Months	Decrease from	Percentage change from
	Ended	Ended	same period	the same period in the
	June 30, 2009	June 30, 2008	in the prior year	prior year
Research and development	$1,671	$1,703	$(32)	(1.9)%
     Research and development expenses for the six months ended June 30, 2009 were comparable to the six months ended June 30, 2008. As a percentage of revenue, research and development expenses increased to 5.5% for the six months ended June 30, 2009 from 4.5% for the six months ended June 30, 2008.

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

	Six Months	Six Months	Decrease	Percentage change
	Ended	Ended	from same period	from the same period
	June 30, 2009	June 30, 2008	in the prior year	in the prior year
General and administrative	$5,106	$6,729	$(1,623)	(24.1)%
     The decrease in general and administrative expenses primarily resulted from declines of $887,000 in outside legal fees, $376,000 in equity compensation expense, and $140,000 in personnel related expenses. General and administrative expenses as a percentage of revenue decreased to 17.0% for the six months ended June 30, 2009 from 17.9% for the six months ended June 30, 2008.
     Interest income (expense), net. Interest income (expense), net decreased by $403,000 to $75,000 for the six months ended June 30, 2009 compared to $478,000 for the six months ended June 30, 2008. The decrease was primarily due to declining interest rates during 2008 and into 2009. At June 30, 2009, the average year-to-date yield on our cash and short-term investments was approximately 0.1%.
     Other income (expense), net. Other income (expense), net was $352,000 for the six months ended June 30, 2009 compared to $261,000 for the six months ended June 30, 2008. Other income (expense), net represents primarily the recognition of a gain from the collection of a note receivable that had previously been deferred in connection with the sale of the assets of our handheld software product line in 2004.
     Litigation settlement income. Certain former officers of iGo Corporation had sought potential indemnification claims against our wholly-owned subsidiary, iGo Direct Corporation, relating to an SEC matter involving such individuals (but not involving us) that related to matters that arose prior to our acquisition of iGo Corporation in September 2002. We initiated litigation against the carrier of iGo Corporation’s directors’ and officers’ liability insurance for coverage of these claims under iGo Corporation’s insurance policy. During the quarter ended June 30, 2008, we settled this litigation and obtained reimbursement from the insurance carrier in the amount of $1,500,000. Pursuant to indemnification claims made by a former iGo officer, and in connection with its settlement with the insurance carrier, we reimbursed $828,000 to the former officer in final settlement of all his indemnification claims. As a result of these settlements, we recorded net litigation settlement income of $672,000 during the six months ended June 30, 2008.
     Income taxes. No provision for income taxes was required for the six months ended June 30, 2009 or 2008. Based on historical operating losses and projections for future taxable income, it is more likely than not that we will not fully realize the benefits of the net operating loss carryforwards. We have not, therefore, recorded a tax benefit from our net operating loss carryforwards for either of the six months ended June 30, 2009 or June 30, 2008, which at June 30, 2009 was $157 million.
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
Liquidity and Capital Resources
     Cash and Cash Flow. Our available cash and cash equivalents are held in bank deposits and money market funds in the United States and in the United Kingdom. Our intent is that the cash balances in the United Kingdom, which are denominated in Pound Sterling and Euro, will remain there for future growth and investments, and we will meet any liquidity requirements in the United States through ongoing cash flows, external financing, if available, or both. We actively monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal while secondarily maximizing yield on those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities. To date, we have experienced no material loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.
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
     Our primary use of cash has been to fund our operating losses, working capital requirements, acquisitions and capital expenditures. The historical growth of our business has required, and will continue to require, investments in accounts receivable and inventories. In addition to our cash flow from operations, our primary sources of liquidity have been funds provided by issuances of equity securities and proceeds from the sale of intellectual property assets and other assets. There can be no assurance that these sources will be available to us in the future.
     Capital markets in the United States and throughout the world remain disrupted and under stress. This disruption and stress is evidenced by a lack of liquidity in the debt capital markets, the re-pricing of credit risk in the syndicated credit market and the failure of certain major financial institutions. This stress is compounded by the ongoing severe worldwide recession. Despite actions of the U.S. federal government, these events have contributed to worsening general economic conditions that are materially and adversely impacting the broader financial and credit markets and have reduced the availability of debt capital for the market as a whole. Reflecting this concern, many lenders and capital providers have reduced, and in some cases ceased to provide, debt funding to borrowers. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely impact our ability to obtain additional or alternative financing and could also impact our customers.
     The following table sets forth for the period presented certain consolidated cash flow information ($ in thousands):

	Six Months Ended June 30,
	2009	2008
Net cash provided by operating activities	$2,892	$3,303
Net cash provided by investing activities	3,981	2,203
Net cash provided by financing activities	—	28
Foreign currency exchange impact on cash flow	4	19

Increase in cash and cash equivalents	$6,877	$5,553

Cash and cash equivalents at beginning of period	$26,139	$15,908

Cash and cash equivalents at end of period	$33,016	$21,461

•	Net cash provided by operating activities. Cash was provided by operating activities for the six months ended June 30, 2009 primarily as a result of collections of accounts receivable and sales of inventory, partially offset by use of cash to pay suppliers. During the six months ended June 30, 2009, our account receivable from Targus decreased by $5.8 million from $7.1 million at December 31, 2008 to $1.3 million at June 30, 2009. For the current fiscal year, we expect to generate cash from operating activities as we expect working capital changes to more than offset any operating losses that may be incurred. Our consolidated cash flow operating metrics are as follows:

	Six Months Ended
	June 30,
	2009	2008
Days outstanding in ending accounts receivable (“DSOs”)	44	68
Inventory turns	10	11
The decrease in DSOs at June 30, 2009 compared to June 30, 2008 was primarily due to decreases in accounts receivable from Targus. We expect DSOs will decrease in 2009 as a result of anticipated timing of cash receipts from Targus in connection with the cancelation of our distribution agreement. The decrease in inventory turns was primarily due to the decline in revenue from sales to Targus and RadioShack, for whom we hold no inventory. We expect to manage inventory growth during 2009 and we expect inventory turns for the remainder of 2009 to remain consistent with the six month period ended June 30, 2009.

•	Net cash provided by investing activities. For the six months ended June 30, 2009, net cash was provided by investing activities as we generated net proceeds from the sale of investments of $4.4 million. Our current investment strategy is to liquidate short-term investments as they mature and convert them to cash.

•	Net cash provided by financing activities. Although we expect to generate cash flows from operations sufficient to support our operations, we may issue additional shares of stock in the future to provide cash for growth opportunities, if favorable market conditions for our equity exist.
     Investments. At June 30, 2009, our investments in marketable securities included a corporate bond issued by a commercial company, with a total fair value of approximately $553,000. This security was in a small unrealized gain position at June 30, 2009.
     We believe we have the ability to hold all marketable securities to maturity. However, we may dispose of securities prior to their scheduled maturity due to changes in interest rates, prepayments, tax and credit considerations, liquidity or other similar factors. As a result, we classify all marketable securities as available-for-sale. These securities are reported at fair value based on third-party broker statements, which represents level 2 in the FAS 157 fair value hierarchy, with unrealized gains and losses, reported in equity as a separate component of accumulated other comprehensive income (loss).
     Contractual Obligations. In our day-to-day business activities, we incur certain commitments to make future payments under contracts such as operating leases and purchase orders. Maturities under these contracts are set forth in the following table as of June 30, 2009 (amounts in thousands):

	Payment due by period
	2009	2010	2011	2012	2013	More than 5 years
Operating lease obligations	$195	$431	$440	$444	$455	$76
Inventory Purchase obligations	12,466	—	—	—	—	—

Totals	$12,661	$431	$440	$444	$455	$76

     The preceding table does not include Mission’s contractual obligations or obligations we may pay under Letter of Authorization commitments.
     Off-Balance Sheet Arrangements. We have no off-balance sheet financing arrangements.
     Acquisitions and Dispositions. In the past we have made acquisitions of other companies to complement our product offerings and expand our revenue base.

     Our future strategy includes the possible acquisition of other businesses to continue to expand or complement our operations. The magnitude, timing and nature of any future acquisitions will depend on a number of factors, including the availability of suitable acquisition candidates, the negotiation of acceptable terms, our financial capabilities and general economic and business conditions. Financing of future acquisitions could result in the utilization of cash, incurrence of additional debt, issuance of additional equity securities or a combination of all of these. Our future strategy may also include the possible disposition of assets that are not considered integral to our business, which would likely result in the generation of cash.
     Net Operating Loss Carry-forwards. As of June 30, 2009, we had approximately $157 million of federal, foreign and state net operating loss carry-forwards which expire at various dates. The sale of common stock in our initial public offering and in subsequent private offerings, as well as the issuance of our common stock for acquisitions, coupled with prior sales of common stock results in an annual limitation on the use of our net operating loss carry-forwards pursuant to the change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended. This limitation will have a material effect on the timing of our ability to use the net operating loss carry-forwards in the future. Additionally, our ability to use the net operating loss carry-forwards is dependent upon our future level of profitability, which cannot be determined.
     Liquidity Outlook. Based on our projections, we believe that our existing cash, cash equivalents, investments and our cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to obtain debt financing or sell additional equity securities. The sale of additional equity securities would result in more dilution to our stockholders. Furthermore, additional capital resources may not be available to us in amounts or on terms that are acceptable to us.
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
     To date we have not utilized derivative financial instruments or derivative commodity instruments. We do not expect to employ these or other strategies to hedge market risk in the foreseeable future. We invest our cash in money market funds, which we believe are subject to minimal credit and market risk. We believe that the market risks associated with these financial instruments are immaterial.
     See “Liquidity and Capital Resources” for further discussion of our capital structure. Market risk, calculated as the potential change in fair value of our cash and cash equivalents and resulting from a hypothetical 1.0% (100 basis point) change in interest rates, was not material at June 30, 2009.
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures — We maintain disclosure controls and other procedures that are designed to ensure that information required to be disclosed in our filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating our controls and procedures. With the participation of the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2009, and concluded that our disclosure controls and procedures were effective.

     Changes in Internal Control Over Financial Reporting — There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On June 8, 2007, we filed a complaint for patent infringement against Comarco, Inc. and Comarco Wireless Technologies, Inc. (“Comarco”) in the United States District Court for the Eastern District of Texas, Case No. 5:07cv84. On July 1, 2008, the court in Texas accepted a joint motion filed by the parties to transfer this case to the United States District Court for the District of Arizona, Case No. CV 08-1224. We asserted in the complaint that Comarco’s line of universal power adapters for mobile electronic devices infringe upon our patented intelligent tip architecture, U.S. Patent Nos. 6,976,885 and 7,153,169. We sought to enjoin Comarco from further infringement of the patents as well as compensatory and treble damages and reimbursement of attorneys’ fees and expenses associated with this action. Comarco filed an answer denying our claims and asserting counterclaims against us for breach of contract under a settlement agreement executed between the parties in July 2003 and infringement of Comarco’s U.S. Patent No. 6,172,884. Comarco, in its answer and counterclaim, sought a declaration that it had not infringed our patents, a declaration that such patents are invalid and unenforceable, a declaration that we had breached the terms of the parties’ settlement agreement, and injunctive relief against us from further infringement of Comarco’s patent, as well as compensatory and treble damages and reimbursement of attorneys’ fees and expenses associated with this action. In May 2009, the parties agreed to dismiss the pending lawsuit without prejudice and on May 26, 2009 the Court issued the order of dismissal without prejudice.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On June 18, 2009, the Company held its Annual Meeting of Stockholders. The agenda items for such meeting are shown below along with the vote of the Company’s common stock with respect to such agenda items.
1.	Election of Michael D. Heil as a Class III member of our Board of Directors, to serve until the 2012 Annual Meeting of Stockholders:

Nominee	For	Withheld Authority
Michael D. Heil	26,264,637	750,030
2.	Ratification of the selection of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009.

Votes for	26,799,440
Votes against	204,710
Votes abstained	10,517
     No other matters were submitted to a vote of stockholders at the annual meeting. The terms of the other members of our Board of Directors, specifically Peter L. Ax, Larry M. Carr and Michael J. Larson, continued after the meeting.

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

IGO, INC.
Dated: August 6, 2009	By:	/s/ Michael D. Heil
Michael D. Heil
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

	By:	/s/ Darryl S. Baker
Darryl S. Baker
Vice President and Chief Financial Officer and Authorized Officer of Registrant (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1	Certificate of Incorporation of the Company (1)

3.2	Articles of Amendment to the Certificate of Incorporation of the Company dated as of June 17, 1997 (2)

3.3	Articles of Amendment to the Certificate of Incorporation of the Company dated as of September 10, 1997 (1)

3.4	Articles of Amendment to the Certificate of Incorporation of the Company dated as of July 20, 1998 (1)

3.5	Articles of Amendment to the Certificate of Incorporation of the Company dated as of February 3, 2000 (1)

3.6	Articles of Amendment to the Certificate of Incorporation of the Company dated as of June 30, 2000 (2)

3.7	Certificate of Designations, Preferences, Rights and Limitations of Series G Junior Participating Preferred Stock of iGo, Inc. (3)

3.8	Certificate of Ownership and Merger Merging iGo Merger Sub Inc. with and into Mobility Electronics, Inc. (4)

3.9	Certificate of Elimination of Series C, Series D, Series E, and Series F Preferred Stock of Mobility Electronics, Inc. (4)

3.10	Fourth Amended and Restated Bylaws of the Company (5)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith

**	Furnished herewith

(1)	Previously filed as an exhibit to Registration Statement No. 333-30264 dated February 11, 2000.

(2)	Previously filed as an exhibit to Amendment No. 2 to Registration Statement No. 333-30264 on Form S-1 dated May 4, 2000.

(3)	Previously filed as an exhibit to Current Report on Form 8-K filed June 19, 2003.

(4)	Previously filed as an exhibit to Current Report on Form 8-K dated May 21, 2008.

(5)	Previously filed as an exhibit to Form 10-K for the period ended December 31, 2008.