Form 10-Q
period 2009-09-30
iGo, Inc.
filed 2009-11-05
CIK 1075656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to _________________
Commission file number: 0-30907
iGo, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	86-0843914
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

17800 N. Perimeter Dr., Suite 200, Scottsdale, Arizona	85255
(Address of Principal Executive Offices)	(Zip Code)
(480) 596-0061
(Registrant’s telephone number, including area code)
Not applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
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
YES ☐ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):
Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
At November 5, 2009, there were 32,411,531 shares of the Registrant’s Common Stock, par value $0.01 per share outstanding.

IGO, INC.
FORM 10-Q

i

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS:
IGO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

	September 30,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$28,544	$26,139
Short-term investments	5,049	4,964
Accounts receivable, net	8,821	12,554
Inventories	5,836	4,353
Prepaid expenses and other current assets	367	527

Total current assets	48,617	48,537
Property and equipment, net	990	1,147
Intangible assets, net	1,131	1,231
Notes receivable and other assets, net	75	320

Total assets	$50,813	$51,235

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$6,613	$7,074
Accrued expenses and other current liabilities	2,527	3,412
Deferred revenue	924	412

Total liabilities	10,064	10,898

Equity:
Common stock, $.01 par value	324	319
Additional paid-in capital	170,732	169,863
Accumulated deficit	(131,279)	(130,640)
Accumulated other comprehensive income	154	155

Total iGo, Inc. common stockholders’ equity	39,931	39,697
Non-controlling interest	818	640

Total equity	40,749	40,337

Total liabilities and equity	$50,813	$51,235

See accompanying notes to unaudited condensed consolidated financial statements.

IGO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenue	$13,837	$20,091	$43,852	$57,583
Cost of revenue	8,732	13,946	29,552	40,456

Gross profit	5,105	6,145	14,300	17,127

Operating expenses:
Sales and marketing	2,009	2,315	5,853	6,576
Research and development	751	909	2,422	2,612
General and administrative	1,966	2,388	7,072	9,117

Total operating expenses	4,726	5,612	15,347	18,305

Income (loss) from operations	379	533	(1,047)	(1,178)

Other income (expense):
Interest income, net	28	190	103	668
Gain (loss) on disposal of assets and other income, net	131	136	483	397
Litigation settlement income	—	—	—	672

Net income (loss)	538	859	(461)	559
Less: Net income attributable to non-controlling interest	(220)	(210)	(178)	(210)

Net income (loss) attributable to iGo, Inc.	$318	$649	$(639)	$349

Net income (loss) attributable to iGo, Inc. per share
Basic	$0.01	$0.02	$(0.02)	$0.01

Diluted	$0.01	$0.02	$(0.02)	$0.01

Weighted average common shares outstanding
Basic	32,412	31,881	32,276	31,745

Diluted	33,958	34,482	32,276	34,350

See accompanying notes to unaudited condensed consolidated financial statements.

IGO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share amounts)
(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Non-controlling
	Shares	Amount	Capital	Deficit	Income	Interest	Total
Balances at December 31, 2008	31,924,183	$319	$169,863	$(130,640)	$155	$640	$40,337
Issuance of stock awards	487,348	5	(139)	—	—	—	(134)
Amortization of deferred compensation	—	—	1,008	—	—	—	1,008
Comprehensive loss:
Unrealized Loss on Available for Sale Investments	—	—	—	—	(5)	—	(5)
Foreign currency translation adjustment	—	—	—	—	4	—	4
Net income (loss)	—	—	—	(639)	—	178	(461)

Total comprehensive loss							(462)

Balances at September 30, 2009	32,411,531	$324	$170,732	$(131,279)	$154	$818	$40,749

See accompanying notes to unaudited condensed consolidated financial statements.

IGO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$(461)	$559
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts and sales returns and credits	545	292
Depreciation and amortization	1,145	1,185
Stock compensation expense	1,008	1,558
Loss on disposal of assets, net	56	—
Changes in operating assets and liabilities:
Accounts receivable	3,188	371
Inventories	(1,483)	3,389
Prepaid expenses and other assets	(110)	159
Accounts payable	(461)	(4,016)
Accrued expenses and other current liabilities	(507)	(1,507)

Net cash provided by operating activities	2,920	1,990

Cash flows from investing activities:
Purchase of property and equipment	(440)	(152)
Proceeds from disposal of assets	11	—
Purchase of investments	(4,503)	(8,812)
Sale of investments	4,410	10,674

Net cash provided by (used in) investing activities	(522)	1,710

Cash flows from financing activities:
Net proceeds from issuance of common stock and exercise of options and warrants	—	28

Net cash provided by financing activities	—	28

Effects of exchange rate changes on cash and cash equivalents	7	(41)

Net increase in cash and cash equivalents	2,405	3,687
Cash and cash equivalents, beginning of period	26,139	15,908

Cash and cash equivalents, end of period	$28,544	19,595

See accompanying notes to unaudited condensed consolidated financial statements.

IGO, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Basis of Presentation
     The accompanying condensed consolidated financial statements include the accounts of iGo, Inc. and its wholly-owned subsidiaries, Mobility California, Inc., Mobility Idaho, Inc., iGo EMEA Limited, Mobility Texas, Inc., Mobility Assets, Inc., and iGo Direct Corporation, and the accounts of Mission Technology Group, Inc. (“Mission “), in which Mobility California, Inc. holds a 15% equity interest (collectively, “iGo” or the “Company”). The accounts of Mission are consolidated as the company considers itself to be the primary beneficiary of Mission, which is considered to be a variable interest entity (“VIE”). Refer to Note 2 for further discussion of the consolidation of Mission. All significant intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.
     The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying condensed consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2008 included in the Company’s Form 10-K, filed with the SEC. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of results to be expected for the full year or any other period.
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
Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance now codified as Accounting Standards Codification (“ASC”) Topic 105, “Generally Accepted Accounting Principles” (“ASC Topic 105”) as the single source of authoritative non-governmental U.S. GAAP. ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place (the “Codification”). On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. The provisions of ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009. The Company adopted ASC Topic 105 in the third quarter of 2009. This pronouncement had no effect on the Company’s consolidated financial position, results of operations or cash flows, but impacted the Company’s financial reporting process by replacing all references to pre-Codification standards with references to the applicable Codification topic.
     In June 2009, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 has not yet been incorporated into the Codification. SFAS 167 amends existing GAAP with respect to the consolidation of VIEs. Among other things, SFAS 167 (i) amends existing guidance for determining whether an entity is a VIE; (ii) requires ongoing reassessments of whether an entity is the primary beneficiary of a VIE; and (iii) requires enhanced disclosures about an entity’s involvement in a VIE. The Company will be required to adopt SFAS 167 effective January 1, 2010, and is currently evaluating the potential impact, if any, of SFAS 167 on its consolidated financial statements.
     In May 2009, the FASB issued guidance now codified as ASC Topic 855, “Subsequent Events” (“ASC Topic 855”) which establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The Company adopted ASC Topic 855 in the second quarter of 2009. The Company evaluated for subsequent events through November 5, 2009, the issuance date of the Company’s financial statements. There were no disclosable subsequent events as of November 5, 2009
     In December 2007, the FASB issued guidance now codified as ASC Topic 805, “Business Combinations” (“ASC Topic 805”). ASC Topic 805 establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date fair value. ASC Topic 805 significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under ASC Topic 805, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. ASC Topic 805 provides guidance regarding what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of ASC Topic 805 has changed the Company’s accounting treatment for business combinations on a prospective basis beginning in the first quarter of 2009, and will change its accounting treatment for business combinations on a prospective basis.
     In December 2007, the FASB issued guidance now codified as ASC Topic 810, “Consolidation” (“ASC Topic 810”). ASC Topic 810 requires an entity to clearly identify and present ownership interests in subsidiaries held by parties other than the entity in the consolidated financial statements within the equity section but separate from the entity’s equity. It also requires the amount of consolidated net income (loss) attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted ASC Topic 810 at the start of fiscal 2009 and the Company presents its non-controlling interest in Mission (previously shown as minority interest) as a component of equity on the consolidated balance sheets. Minority interest expense is no longer separately reported as a reduction to net income (loss) on the consolidated statement of operations, but is instead shown below net income (loss) under the heading “net income (loss) attributable to non-controlling interest.” Total provision for income taxes remains unchanged; however, the Company’s effective tax rate as calculated from the amounts shown on the consolidated statement of operations has changed as net income (loss) attributable to non-controlling interest is no longer included as a deduction in the determination of income (loss) from continuing operations. Operating losses can be allocated to non-controlling interests even when such allocation results in a deficit balance (i.e., book value can go negative).
(2) Variable Interest Entities
     The primary beneficiary of a VIE is required to include the VIE’s assets, liabilities and operating results in its consolidated financial statements. In general, a VIE is a corporation, partnership, limited liability company, trust or any other legal structure used to conduct activities or hold assets that either (i) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (ii) has a group of equity owners that are unable to make significant decisions about its activities, or (iii) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.
     In April 2007, the Company completed a sale of the assets of its expansion and docking business to Mission, an entity that was formed by a former officer of the Company, in exchange for $3,930,000 of notes receivable and a 15% common equity interest. There was no cash equity contributed to Mission at its formation and Mission’s equity consists solely of its operating profit. Accordingly, the Company has determined that Mission does not have sufficient equity to carry out its principal operating activities without subordinated financial support, and that Mission qualifies as a VIE. The Company has also determined that its 15% equity interest and its $3,930,000 notes receivable qualify as variable interests. Furthermore, as Mission is obligated to repay the promissory notes it issued to the Company, the Company has determined that it is the primary beneficiary of the VIE, and accordingly, must include the assets, liabilities and operating results of Mission in its consolidated financial statements. The Company reports as “Non-controlling interest” the portion of the Company’s net income (loss) that is attributable to the collective ownership interests of non-controlling investors. Non-controlling interest represents the 85% share in the net earnings of Mission held by other owners. As of September 30, 2009, the unpaid principal balance of the remaining note receivable from Mission was $1,982,000.

     The following table summarizes the balance sheet effect of consolidating Mission as of September 30, 2009 (amounts in thousands):

			iGo
	Mission		Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$611		$28,544
Short-term investments	—		5,049
Accounts receivable, net	446	*	8,821
Inventories	519		5,836
Prepaid expenses and other current assets	18		367

Total current assets	1,594		48,617
Property and equipment, net	49		990
Intangible assets, net	—		1,131
Notes receivable (payable) and other assets	(230)	*	75

Total assets	$1,413		$50,813

LIABILITIES AND EQUITY

Liabilities:
Accounts payable	$256		$6,613
Accrued expenses and other current liabilities	339	*	2,527
Deferred revenue	—		924

Total liabilities	595		10,064

Equity:
Total iGo, Inc. common stockholders’ equity	—		39,931
Non-controlling interest	818	*	818

Total equity	818		40,749

Total liabilities and equity	$1,413		$50,813

*	Reflects the elimination of intercompany accounts and notes receivable.
(3) Fair Value Measurement
     As of September 30, 2009, the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis are comprised of overnight money market funds and investments in marketable securities.
     The Company invests excess cash from its operating cash accounts in overnight money market funds and reflects these amounts within cash and cash equivalents on the condensed consolidated balance sheet at a net value of 1:1 for each dollar invested.
     At September 30, 2009, investments totaling $5,049,000 are classified as short-term investments on the condensed consolidated balance sheet. These investments are considered available-for-sale securities and are reported at fair value based on third-party broker statements, which qualifies as level 2 in the fair value hierarchy. The unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income. Realized gains and losses are included in interest income, net.
(4) Investments
     The Company has determined that all of its investments in marketable securities should be classified as available-for-sale and reported at fair value.
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

     The Company used net cash of $93,000 in the purchase and sale of available-for-sale marketable securities during the nine months ended September 30, 2009, and it generated net proceeds of $1,862,000 in the purchase and sale of such securities for the nine months ended September 30, 2008.
     As of September 30, 2009 and December 31, 2008, the amortized cost basis, unrealized holding gains, unrealized holding losses, and aggregate fair value by short-term major security type investments were as follows (amounts in thousands):

	September 30, 2009			December 31, 2008
		Net Unrealized	Aggregate		Net Unrealized
	Amortized	Holding Gains	Fair	Amortized	Holding Gains	Aggregate
	Cost	(Losses)	Value	Cost	(Losses)	Fair Value
U.S. corporate securities:
Commercial paper	$—	$—	$—	$1,642	$4	$1,646
Corporate notes and bonds	5,054	(5)	5,049	3,319	(1)	3,318

	$5,054	$(5)	$5,049	$4,961	$3	$4,964

(5) Inventories
     Inventories consist of the following at September 30, 2009 and December 31, 2008 (amounts in thousands):

	September 30,	December 31,
	2009	2008
Raw materials	$1,169	$740
Finished goods	4,667	3,613

	$5,836	$4,353

(6) Intangible Assets
     Intangible assets consist of the following at September 30, 2009 and December 31, 2008 (amounts in thousands):

		September 30, 2009			December 31, 2008
	Average	Gross		Net	Gross		Net
	Life	Intangible	Accumulated	Intangible	Intangible	Accumulated	Intangible
	(Years)	Assets	Amortization	Assets	Assets	Amortization	Assets
Amortized intangible assets:
License fees	7	$—	$—	$—	$334	$(334)	$—
Patents and trademarks	3	3,834	(2,848)	986	3,320	(2,270)	1,050
Trade names	10	442	(297)	145	442	(261)	181
Customer intangibles	3	—	—	—	33	(33)	—

Total		$4,276	$(3,145)	$1,131	$4,129	$(2,898)	$1,231

Aggregate amortization expense for identifiable intangible assets totaled $227,000 and $614,000 for the three and nine months ended September 30, 2009. Aggregate amortization expense for identifiable intangible assets totaled $210,000 and $613,000 for the three and nine months ended September 30, 2008.
(7) Notes Receivable and Other Assets
     In February 2007, the Company sold substantially all of the assets, which consisted primarily of inventory, of its handheld connectivity business to CradlePoint, Inc. (“CradlePoint”) for $1,800,000 plus potential additional consideration based on future performance. At the closing, the Company received $50,000 in cash and a promissory note for $1,500,000, bearing interest at the rate of 6% annually, to be paid within two years as CradlePoint sold the inventory it acquired in the transaction. The Company received a cash payment of $250,000 in August 2007. The contract terms specify that the Company will also receive (1) 5% of CradlePoint’s revenues for five years, with a minimum payment of $300,000 due within three years, and (2) 100% of the first $200,000, and 50% thereafter, of any sales beyond the first $1,800,000 of inventory purchased by CradlePoint at the closing. As of February 26, 2009, CradlePoint was not in compliance with the terms of the promissory note.
     In May 2009, the Company amended the terms of its agreement with CradlePoint to (1) cancel the outstanding $1,500,000 promissory note, which had an outstanding balance of $199,000 as of June 30, 2009, (2) eliminate CradlePoint’s obligation to pay the Company 5% of CradlePoint’s revenues for five years, including the minimum payment of $300,000 due within three years, and (3) eliminate CradlePoint’s obligation to pay 100% of the first $200,000, and 50% thereafter, of any sales beyond the first $1,800,000 of inventory purchased by CradlePoint at the closing. In exchange for the foregoing, the amendment provides that the Company shall receive (1) payment of $80,000 from CradlePoint upon the date of the amendment; and (2) a new promissory note for $670,000 bearing interest at the rate of 6% annually, with payments to be made monthly over two years from the date of the amendment. The Company did not recognize a loss as a result of this amendment.
     The estimated net realizable value of the note receivable from CradlePoint in connection with this transaction is included in notes receivable and other assets. The gross outstanding principal balance of the new promissory note was $537,000 as of September 30, 2009, and the Company has recorded an allowance of $537,000 against this note. Accordingly, the net balance of the new CradlePoint note receivable was $0 as of September 30, 2009, and the net balance of the old CradlePoint note receivable was $210,000 as of December 31, 2008
(8) Stock-based Compensation
     Stock-based compensation expense includes compensation expense, recognized over the applicable requisite service periods, for new share-based awards and for share-based awards granted prior to, but not yet vested. As of September 30, 2009, there were 200,000 fully-vested outstanding stock options and no non-vested outstanding stock options. Accordingly, there was no unrecognized compensation expense relating to non-vested stock options at September 30, 2009.
     The following table summarizes information for the nine months ended September 30, 2009 regarding restricted stock unit activity under the 2004 Directors Plan, the 2004 Omnibus Plan and a grant made pursuant to Nasdaq Rule 5635(c)(4):

	2004 Directors Plan		2004 Omnibus Plan		Heil Grant
		Weighted Average		Weighted Average		Weighted Average
	Number	Value per Share	Number	Value per Share	Number	Value per Share
Outstanding, December 31, 2008	129,832	$4.67	1,595,052	$3.73	875,000	$2.01
Granted	31,500	$0.71	110,250	$0.59	—	—
Canceled	—	—	(496,787)	$2.38	—	—
Released to common stock	(29,833)	$0.73	(285,515)	$2.83	(172,000)	$2.13
Released for settlement of taxes	—	—	(132,806)	$2.81	(78,000)	$2.13

Outstanding, September 30, 2009.	131,499	$3.40	790,194	$3.20	625,000	$2.04

     For the three and nine months ended September 30, 2009, the Company recorded in general and administrative expense pre-tax charges of $355,000 and $1,008,000, respectively, associated with the expensing of restricted stock unit awards activity. For the three and nine months ended September 30, 2008, the Company recorded in general and administrative expense pre-tax charges of $529,000 and $1,558,000, respectively, associated with the expensing of restricted stock unit awards activity.
     As of September 30, 2009, there was $2,010,000 of total unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a weighted average period of two years.
     As of September 30, 2009, all outstanding restricted stock units were non-vested.

(9) Net Income (Loss) attributable to iGo, Inc. per Share
The computation of basic and diluted net loss per share follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Basic net income (loss) attributable to iGo, Inc. per share computation:
Numerator:
Net income (loss) attributable to iGo, Inc.	$318	$649	$(639)	$349

Denominator:
Weighted average number of common shares outstanding	32,412	31,881	32,276	31,391

Basic net income (loss) attributable to iGo, Inc. per share:	$0.01	$0.02	$(0.02)	$0.01

Diluted net income (loss) attributable to iGo, Inc. per share computation:
Numerator:
Net income (loss) attributable to iGo, Inc.	$318	$649	$(639)	$349

Denominator:
Weighted average number of common shares outstanding	32,412	31,881	32,276	31,745
Effect of dilutive stock options, warrants, and restricted stock units	1,546	2,601	—	2,605

	33,958	34,482	32,276	34,350

Diluted net income (loss) attributable to iGo, Inc. per share:	$0.01	$0.02	$(0.02)	$0.01

Stock options not included in dilutive net income (loss) per share since antidilutive	200	266	200	266

Warrants not included in dilutive net income (loss) per share since antidilutive	600	600	600	600
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
     The following tables summarize the Company’s revenues, operating results and assets by business segment (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
High-Power Group	$5,742	$11,782	$23,492	$34,536
Low-Power Group	6,252	6,295	15,532	17,754
Connectivity Group	1,843	2,014	4,828	5,293

	$13,837	$20,091	$43,852	$57,583

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Operating income (loss) from operations:
High-Power Group	$(1,181)	$(509)	$(2,585)	$1,491
Low-Power Group	3,049	2,911	7,735	5,319
Connectivity Group	186	272	(7)	335
Corporate	(1,675)	(2,141)	(6,190)	(8,323)

	$379	$533	$(1,047)	$(1,178)

     The Company’s corporate function supports its various business segments and, as a result, the Company attributes the aggregate amount of its general and administrative expense to corporate as opposed to allocating it to individual business segments (amounts in thousands).

	September 30,	December 31,
	2009	2008
Assets:
High-Power Group	$8,827	$11,977
Low-Power Group	7,308	6,447
Connectivity Group	1,656	2,009
Corporate	33,022	30,802

	$50,813	$51,235

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
     The following tables summarize the Company’s revenues by product line, as well as its revenues by geography and the percentages of revenue by route to market (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
High-power mobile electronic power products	$5,480	$11,813	$23,043	$34,413
Low-power mobile electronic power products	6,252	6,296	15,532	17,250
Expansion and docking products	1,843	2,014	4,828	5,293
Portable keyboard products	—	(1)	—	504
Accessories and other products	262	(31)	449	123

Total revenues	$13,837	$20,091	$43,852	$57,583

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
North America (principally United States)	$12,560	$19,653	$40,502	$54,280
Europe	1,066	194	2,628	1,635
Asia Pacific and all other	211	244	722	1,668

	$13,837	$20,091	$43,852	$57,583

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
OEM and private-label-resellers	7%	46%	30%	49%
Retailers and distributors	78%	51%	58%	48%
Direct sales to end users and other	15%	3%	12%	3%

	100%	100%	100%	100%

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

     Two customers accounted for 38% and 24%, respectively, of net sales for the nine months ended September 30, 2009. Two customers accounted for 47% and 37%, respectively, of net sales for the nine months ended September 30, 2008. One customer’s accounts receivable balances accounted for 62% of net accounts receivable at September 30, 2009. Two customers’ accounts receivable balances accounted for 56% and 16%, respectively, of net accounts receivable at September 30, 2008.
     Allowance for doubtful accounts was $657,000 and $570,000 at September 30, 2009 and December 31, 2008, respectively. Allowance for sales returns and price protection was $541,000 and $246,000 at September 30, 2009 and December 31, 2008, respectively.
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
     In March 2009, Targus notified the Company of its intent not to renew the distribution agreement between Targus and the Company, which expired in May 2009. At that time, Targus was one of the Company’s two largest customers. Targus accounted for 4% of sales for the three months ended September 30, 2009, 26% of sales for the nine months ended September 30, 2009, and 42% of sales for the nine months ended September 30, 2008. Accordingly, in the future, the Company expects that it will be even more dependent upon a relatively small number of customers for a significant portion of its revenue, including most notably RadioShack.
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
     In February 2009, the Company received an assessment from the Internal Revenue Service related to this audit in the amount of $596,000. In March 2009, the Company received an additional assessment from the Internal Revenue Service related to this audit in the amount of $268,000. Based on the progress of the audit, as of June 30, 2009, the Company accrued an additional $270,000 related to this liability. In June 2009, the Company received a full and final assessment from the Internal Revenue Service related to this audit in the amount of $672,000, which was paid in full by the Company, and the Company recognized a favorable adjustment in the amount of $198,000 to the accrued contingent liability related to this audit. In July 2009, the Company received and executed closing agreements on the final determination covering specific matters related to this audit, and in August 2009, the Internal Revenue Service formally completed its audit upon its execution of the closing agreements. No contingent liability related to this audit exists at September 30, 2009.
     The Company procures its products primarily from supply sources based in Asia. Typically, the Company places purchase orders for completed products and takes ownership of the finished inventory upon completion and delivery from its supplier. Occasionally, the Company presents its suppliers with ‘Letters of Authorization’ for the suppliers to procure long-lead raw components to be used in the manufacture of the Company’s products. These Letters of Authorization indicate the Company’s commitment to utilize the long-lead raw components in production. As of June 30, 2007, based on a change in strategic direction, the Company determined it would not procure certain products for which it had outstanding Letters of

Authorization with suppliers. The Company believes it is probable that it will be required to pay suppliers for certain Letter of Authorization commitments and has already partially settled some of these obligations. At September 30, 2009, the Company had estimated, and recorded, a remaining liability for this contingency in the amount of $150,000.
     From time to time, the Company is involved in legal proceedings arising in the ordinary course of its business. The Company is not currently a party to any litigation that the Company believes, if determined adversely to it, would have a material adverse effect on its financial condition, results of operations, or cash flows.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This report contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “expect,” “anticipate,” “estimate” and other similar statements of expectations identify forward-looking statements. Forward-looking statements in this report can be found in the “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections as well as other sections of this report and include, without limitation, the expectation that we will see a reduction in revenue in future quarters as a result of the discontinuance of our relationship with Targus and a return to a traditional level of orders from RadioShack compared to the seasonal increase in orders that we received from RadioShack in the third quarter of 2009; the expectation that as a result of the loss of our largest customer, Targus, we will be even more dependent upon a relatively small number of customers for a significant portion of our revenue, including most notably RadioShack; the belief that we will be successful in our efforts to partially offset declines in Targus revenue by anticipated further gains in market penetration into mobile wireless carriers, distributors and retailers largely through our sales efforts; expectations regarding reduced revenues (particularly from high-power products) in future quarters, our anticipated gross profit, gross margin, and related expenses and operating metrics for 2009, as well as our anticipated cash flows and results from Mission in 2009; that we will not receive any significant orders from Targus beyond the third quarter of 2009; the impact of the current economic recession on us and our industry; anticipated planned research and development efforts, including expectations relating to the further expansion of our intellectual property position by aggressively filing for additional patents, including patents relating to eco-friendly power management solution technology and the timing and likelihood of those patents issuing; beliefs relating to our competitive advantages and the market need for our products; the sufficiency of our cash and liquidity; the likelihood that we will be required to pay certain Letter of Authorization commitments; beliefs relating to our distribution capabilities and brand identity; expectations regarding the timing and success of new product introductions, including our anticipated launch of new “green” power management solutions and their impact on our long term goals; the anticipated strength, ability to protect, and actions relating to our intellectual property portfolio; our intention to continue to develop power products in existing and new markets; our intention to develop broader relationships with retailers and wireless carriers for our power products; our intention to continue to make capital expenditures and pursue opportunities to acquire businesses, products and technologies, as well as our intentions concerning the possible disposition of assets; expectations about inventory levels we will be required to maintain and future sales returns; expectations about competition; the possibility we may issue additional shares of stock or debt; our intention and ability to hold marketable securities to maturity; projections about the outcome of litigation against the Company; expected limitations on our ability to utilize our operating loss carry-forwards; and our beliefs about the market risks associated with our financial instruments.
     These forward-looking statements are based largely on our management’s expectations and involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 under the heading “Risk Factors” and those set forth in other sections of this report and in other reports that we file with the SEC. Additional factors that could cause actual results to differ materially from those expressed in these forward-looking statements include, among others, the following:
•	the loss of, and failure to replace, any other significant customers in addition to Targus, including most notably RadioShack;
•	the inability to timely and successfully complete product development efforts and introduce new products, such as our planned, new eco-friendly power products and technology;
•	the ineffectiveness of our sales and marketing strategy;
•	the inability to create broad consumer awareness and acceptance for our products and technology;
•	the timing and success of competitive product development efforts, new product introductions and pricing;
•	the ability to expand and protect our proprietary rights and intellectual property;
•	the timing and amount of substantial customer orders;
•	the lack of available qualified personnel;

•	the inability to successfully resolve pending and unanticipated legal matters;
•	the lack of available qualified suppliers and subcontractors and/or their inability to meet our specification, performance, and quality requirements;
•	a decline in market demand for our products or the inability of our customers to finance the purchase of our products; and
•	a downturn in industry and general economic or business conditions.
     In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will prove to be accurate. We undertake no obligation to publicly update or revise any forward-looking statements, or any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements.
     iGo is a registered trademark and iGo Green is a trademark of iGo, Inc. or its subsidiaries in the United States and other countries. Other names and brands may be claimed as the property of others.
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
     We use our proprietary technology to design and develop products that make computers and mobile electronic devices more efficient and cost effective, thus enabling professionals and consumers higher utilization of their mobile devices and the ability to access information remotely and more readily. Our products include power products for high-power mobile electronic devices, such as portable computers; power products for low-power mobile electronic devices, such as mobile phones, PDAs, and MP3 players; and accessory products. We are organized in three business segments, which consist of the High-Power Group, the Low-Power Group and the Connectivity Group. In February 2007, we sold substantially all of the assets, which consisted primarily of inventory, of our handheld hardware product line. The operating results of the handheld hardware product line were historically included in the results of the Connectivity Group. In April 2007, we sold substantially all of the remaining assets of our Connectivity Group. The operating results of Mission, which purchased substantially all of the assets of our expansion and docking product line, are consolidated with our operating results and are included in the Connectivity Group.
     Sales through retailers and distributors accounted for approximately 58% of revenue for the nine months ended September 30, 2009 and approximately 48% of revenue for the nine months ended September 30, 2008. Sales to private-label resellers and OEMs accounted for approximately 30% of revenue for the nine months ended September 30, 2009 and approximately 49% of revenue for the nine months ended September 30, 2008. The balance of our revenue during these periods was derived from direct sales to end-users.
     In March 2009, Targus notified us of its intent not to renew our distribution agreement, which expired by its terms in May 2009. At that time, Targus was one of our two largest customers. Targus accounted for 4% of our sales for the three months ended September 30, 2009, 26% of our sales for the nine months ended September 30, 2009 and 42% of our sales for the 12 months ended December 31, 2008. Accordingly, in the future, we expect that we will be even more dependent upon a relatively small number of customers for a significant portion of our revenue, including most notably RadioShack. Further, we expect to experience a reduction in our revenue in future quarters as a result of the discontinuance of our relationship with Targus and a return to a traditional level of orders from RadioShack compared to the seasonal increase in orders that we received from RadioShack in the third quarter of 2009. We intend to develop relationships with a broader set of retailers and wireless carriers to expand the market availability of our iGo branded products. Our goal is that these relationships will allow us to diversify our customer base, add stability to our revenue and profits, and decrease our traditional reliance upon a limited number of private label resellers. These relationships could significantly increase the availability and exposure of our products, particularly among large national and international retailers and wireless carriers, however we give no assurance we will be able to significantly replace the lost Targus revenue.
     Our focus is on becoming a comprehensive provider of power management solutions. The centerpiece of our new power management solutions is the launch of our new iGo GreenTM products. The first iGo Green products are notebook chargers and surge protectors which incorporate our new patent-pending technology which has been designed to reduce energy consumption and almost completely eliminate standby power, or “Vampire Power,” that results from devices that continue to consume power even when they are idle or shut-off, such as computers and mobile phones.

     We believe that this power-saving technology, when combined with our existing power products that incorporate our patented tip technology for both high- and low-power mobile electronic devices, will help us achieve our long-term goal of establishing an industry standard for reduced power consumption in the charging of mobile electronic devices.
     Our ability to execute successfully on our near and long-term objectives depends largely upon the general market acceptance of our power-saving and tip technologies, our ability to protect our proprietary rights to these technologies, our ability to generate additional major customers, and on the general global economic conditions. Additionally, we must execute on the customer relationships that we have developed and continue to design, develop, manufacture and market new and innovative technology and products that are embraced by these customers and the overall market in general.
     High-Power Group. Our High-Power Group is focused on the development, marketing and sale of power products and accessories for mobile electronic devices with high power requirements, which consist primarily of portable computers. These devices also allow users to simultaneously charge one or more low-power mobile electronic devices. We sell these power products to private-label resellers, distributors, resellers and retailers. We supplied OEM—specific, high-power adapter products to Lenovo through the first quarter of 2008. We previously marketed and distributed high-power adapter products on a private-label basis through Targus, although as discussed above, our distribution agreement with Targus terminated effective May 2009. We also sell our iGo branded products directly to retailers such as RadioShack and through distributors such as Ingram Micro. High-Power Group revenue accounted for approximately 54% of revenue for the nine months ended September 30, 2009 and approximately 60% of revenue for the nine months ended September 30, 2008. Targus accounted for approximately 49% of High-Power Group revenue for the nine months ended September 30, 2009 and approximately 70% of High-Power Group revenue for the nine months ended September 30, 2008.
     Low-Power Group. Our Low-Power Group is focused on the development, marketing and sale of power products for low-power mobile electronic devices, such as mobile phones, smartphones, PDAs, MP3 players and portable gaming consoles. These products include cigarette lighter adapters, mobile AC adapters, low-power universal AC/DC adapters, and low-power universal battery products. Each of these power devices is designed to incorporate our patented tip technology. We sell these products to distributors, resellers and retailers. Low-power product revenue accounted for approximately 35% of revenue for the nine months ended September 30, 2009 and 31% of revenue for the nine months ended September 30, 2008.
     Connectivity Group. Our Connectivity Group consists primarily of the operating results of Mission. The Connectivity Group was historically focused on the development, marketing and sales of connectivity and expansion and docking products.
Critical Accounting Policies and Estimates
     There were no changes in our critical accounting policies during the nine months ended September 30, 2009 from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations
     The following table presents certain selected consolidated financial data for the periods indicated expressed as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	63.1%	69.4%	67.4%	70.3%

Gross profit	36.9%	30.6%	32.6%	29.7%

Operating expenses:
Sales and marketing	14.5%	11.5%	13.3%	11.4%
Research and development	5.4%	4.5%	5.6%	4.5%
General and administrative	14.2%	11.9%	16.1%	15.8%

Total operating expenses	34.1%	27.9%	35.0%	31.7%

Income (Loss) from operations	2.8%	2.7%	(2.4%)	(2.0%)

Other income (expense):
Interest, net	0.2%	0.9%	0.2%	1.1%
Other, net	0.9%	0.6%	1.1%	0.7%
Litigation settlement income	—	—	—	1.2%
Net (income) attributable to non-controlling interest	(1.6%)	(1.0%)	(0.4%)	(0.4%)

Net income (loss)	2.3%	3.2%	(1.5%)	0.6%

Comparison of Three Months Ended September 30, 2009 and 2008
     Revenue. Revenue generally consists of sales of products, net of returns and allowances. To date, our revenues have come predominantly from power adapters, handheld products, expansion and docking products, and accessories. The following table summarizes the year-over-year comparison of our consolidated revenue for the periods indicated ($ in thousands):

				Percentage change
	Three Months	Three Months	Decrease	from the same
	Ended	Ended	from same period in	period in the prior
	September 30, 2009	September 30, 2008	the prior year	year
High-Power Group	$5,742	$11,782	$(6,040)	(51.3)%
Low-Power Group	6,252	6,295	(43)	(0.7)%
Connectivity Group	1,843	2,014	(171)	(8.5)%

Total Revenue	$13,837	$20,091	$(6,254)	(31.1)%

     High-Power Group. The decrease in High-Power Group revenue was primarily due to declines in sales to private label resellers. Overall sales of high-power products to private label resellers decreased by $7.3 million, or 88.7%, to $932,000 during the three months ended September 30, 2009 as compared to $8.2 million during the three months ended September 30, 2008. In March 2009, Targus notified us of its intent not to renew our distribution agreement, which expired by its terms in May 2009. Accordingly, we do not anticipate any significant additional orders for our power products from Targus beyond the third quarter of 2009. We expect revenue from sales of high-power products to continue to decline during 2009 due to the loss of the Targus account, although we are working to partially offset the decline in Targus revenue with sales to other retailers and distributors. The decline in sales of high power products to private label resellers was partially offset by an increase in sales of high power products to retailers and wireless carriers of $1.1 million during the three months ended September 30, 2009 compared to the three months ended September 30, 2008.
     Low-Power Group. Low-Power Group revenue in the three months ended September 30, 2009 was consistent with the three months ended September 30, 2008. We are focused on increasing Low-Power Group revenue by increasing penetration in new and existing retail accounts.

     Connectivity Group. Connectivity Group revenue consisted of approximately $1.8 million in Mission’s sales of docking and expansion products for the three months ended September 30, 2009. Compared to the three months ended September 30, 2008, expansion and docking revenue decreased by $171,000.
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

	Three Months	Three Months	Increase /
	Ended	Ended	(decrease)	Percentage change from
	September 30,	September 30,	from same period in	the same period in the
	2009	2008	the prior year	prior year
Cost of revenue	$8,732	$13,946	$(5,214)	(37.4)%
Gross profit	$5,105	$6,145	$(1,040)	(16.9)%
Gross margin	36.9%	30.6%	6.3%	N/A
     The decrease in cost of revenue and the corresponding decrease in gross profit were due primarily to the decrease in revenue discussed above. The increase in gross margin was due primarily to an increase in average direct margin, which excludes labor and overhead costs, on high-power and low-power products to 43.2% for the three months ended September 30, 2009 compared to 36.1% for the three months ended September 30, 2008, primarily as a result of the decline in sales of high-power products to private label distributors which typically results in lower margins, combined with the increase in the mix of sales of low-power products in the wireless and retail channels. Labor and overhead costs, which are mostly fixed, decreased by $232,000 to $873,000 for the three months ended September 30, 2009, compared to $1.1 million for the three months ended September 30, 2008. Labor and overhead costs as a percentage of revenue increased to 6.3% for the three months ended September 30, 2009 from 5.5% for the three months ended September 30, 2008, As a result of these factors, cost of revenue as a percentage of revenue decreased to 63.1% for the three months ended September 30, 2009 from 69.4% for the three months ended September 30, 2008.
     Sales and marketing. Sales and marketing expenses generally consist of salaries, commissions and other personnel-related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. The following table summarizes the year-over-year comparison of our sales and marketing expenses for the periods indicated ($ in thousands):

	Three Months	Three Months
	Ended	Ended	Decrease	Percentage change
	September 30,	September 30,	from same period	from the same period
	2009	2008	in the prior year	in the prior year
Sales and marketing	$2,009	$2,315	$(306)	(13.2)%
     The decrease in sales and marketing expenses primarily resulted from a decline of $281,000 in personnel-related expenses for the three months ended September 30, 2009, compared to the three months ended September 30, 2008. As a percentage of revenue, sales and marketing expenses increased to 14.5% for the three months ended September 30, 2009 from 11.5% for the three months ended September 30, 2008.
     Research and development. Research and development expenses consist primarily of salaries and personnel-related costs, outside consulting, lab costs and travel-related costs of our product development group. The following table summarizes the year-over-year comparison of our research and development expenses for the periods indicated ($ in thousands):

	Three Months	Three Months
	Ended	Ended	Decrease from	Percentage change from
	September 30,	September 30,	same period	the same period in the
	2009	2008	in the prior year	prior year
Research and development	$751	$909	$(158)	(17.4)%
     The decrease in research and development expenses primarily resulted from a decline of $209,000 in personnel-related expenses, partially offset by an increase of $50,000 in Connectivity Group research and development expenses. As a percentage of revenue, research and development expenses increased slightly to 5.4% for the three months ended September 30, 2009 from 4.5% for the three months ended September 30, 2008.

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

Percentage change
	Three Months	Three Months	Decrease	from the same
	Ended	Ended	from same period in	period in the prior
	September 30, 2009	September 30, 2008	the prior year	year
General and administrative	$1,966	$2,388	$(422)	(17.7)%
     The decrease in general and administrative expenses primarily resulted from a decline of personnel-related expenses of $232,000 and non-cash equity compensation expense of $174,000 for the three months ended September 30, 2009. General and administrative expenses as a percentage of revenue increased to 14.2% for the three months ended September 30, 2009 from 11.9% for the three months ended September 30, 2008.
     Interest income (expense), net. Interest income (expense), net decreased by $162,000 to $28,000 for the three months ended September 30, 2009 compared to $190,000 for the three months ended September 30, 2008. The decrease was primarily due to declining interest rates during 2008 and into 2009. At September 30, 2009, the average year-to-date yield on our cash and short-term investments was approximately 0.1%.
     Other income (expense), net. Other income (expense), net of $131,000 for the three months ended September 30, 2009 was consistent compared to $136,000 for the three months ended September 30, 2008. Other income (expense), net represents primarily the recognition of gains from the collection of notes receivable that had previously been deferred in connection with the sale of the assets of our handheld software product line in 2004 and our handheld hardware product line in 2007.
     Non-controlling interest. Non-controlling interest represents the portion of our net earnings (loss) which is attributable to the collective ownership interests of non-controlling investors. As previously discussed, we have included the operating results of Mission, in which we maintain a 15% equity interest, in our consolidated financial statements. Non-controlling interest represents the 85% share in the net earnings (loss) of Mission held by other owners.
     Income taxes. No provision for income taxes was required for the three months ended September 30, 2009 or 2008. Based on historical operating losses and projections for future taxable income, it is more likely than not that we will not fully realize the benefits of the net operating loss carryforwards. We have not, therefore, recorded a tax benefit from our net operating loss carryforwards for either of the three months ended September 30, 2009 or September 30, 2008, which at September 30, 2009 totaled $157 million.
Comparison of Nine Months Ended September 30, 2009 and 2008
     Revenue. Revenue generally consists of sales of products, net of returns and allowances. To date, our revenues have come predominantly from power adapters, handheld products, expansion and docking products, and accessories. The following table summarizes the year-over-year comparison of our consolidated revenue for the periods indicated ($ in thousands):

				Percentage change
	Nine Months	Nine Months	Decrease	from the same
	Ended	Ended	from same period in	period in the prior
	September 30, 2009	September 30, 2008	the prior year	year
High-Power Group	$23,492	$34,536	$(11,044)	(32.0)%
Low-Power Group	15,532	17,754	(2,222)	(12.5)%
Connectivity Group	4,828	5,293	(465)	(8.8)%

Total Revenue	$43,852	$57,583	$(13,731)	(23.8)%

     High-Power Group. The decrease in High-Power Group revenue was primarily due to declines in sales to private label resellers. Overall sales of high-power products to private label resellers decreased by $11.6 million, or 48.0%, to $12.6 million during the nine months ended September 30, 2009 as compared to $24.2 million during the nine months ended September 30, 2008. Sales of high power products to OEM’s decreased by $906,000, or 81.1% to $212,000 during the nine months ended September 30, 2009 as compared to $1.1 million during the nine months ended September 30, 2008. The declines in sales of high power products to private label resellers and OEM’s were partially offset by an increase in sales of high power products to retailers and wireless carriers of $1.5 million during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. In March 2009, Targus notified us of its intent not to renew our distribution agreement, which expired by its terms in May 2009. Accordingly, we do not anticipate any significant additional orders for our power products from Targus beyond the third quarter of 2009. We expect revenue from sales of high-power products to continue to decline during 2009 due to the loss of the Targus account, although we are working to partially offset the decline in Targus revenue with sales to other retailers and distributors.
     Low-Power Group. The decrease in Low-Power Group revenue was primarily due to a decline in sales of low-power products to retailers. Sales of low-power products to retailers decreased by $2.2 million, or 14.8%, to $12.5 million for the nine months ended September 30, 2009 from $14.7 million for the nine months ended September 30, 2008. We are focused on increasing Low-Power Group revenue by increasing penetration in new and existing retail accounts.
     Connectivity Group. Connectivity Group revenue consisted of approximately $4.8 million in Mission’s sales of docking and expansion products for the nine months ended September 30, 2009. Compared to the nine months ended September 30, 2008, expansion and docking revenue decreased by $465,000.
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

			Increase /	Percentage change
	Nine Months	Nine Months	(Decrease) from	from the same
	Ended	Ended	same period in the	period in the prior
	September 30, 2009	September 30, 2008	prior year	year
Cost of revenue	$29,552	$40,456	$(10,904)	(27.0)%
Gross profit	$14,300	$17,127	$(2,827)	(16.5)%
Gross margin	32.6%	29.7%	2.9%	N/A
     The decrease in cost of revenue and the corresponding decrease in gross profit were due primarily to the decrease in revenue discussed above. The increase in gross margin was due primarily to an increase in average direct margin, which excludes labor and overhead costs, on high-power and low-power products to 38.2% for the nine months ended September 30, 2009 compared to 35.3% for the nine months ended September 30, 2008, primarily as a result of the decline in sales of high-power products to private label distributors which typically result in lower margins, combined with the increase in the mix of sales of low-power products in the wireless and retail channels. Labor and overhead costs, which are mostly fixed, decreased by $734,000 to $2.5 million for the nine months ended September 30, 2009, compared to $3.2 million for the nine months ended September 30, 2008. Labor and overhead costs as a percentage of revenue increased slightly to 5.6% for the nine months ended September 30, 2009 from 5.5% for the nine months ended September 30, 2008. As a result of these factors, cost of revenue as a percentage of revenue decreased to 67.4% for the nine months ended September 30, 2009 from 70.3% for the nine months ended September 30, 2008.
     Sales and marketing. Sales and marketing expenses generally consist of salaries, commissions and other personnel-related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. The following table summarizes the year-over-year comparison of our sales and marketing expenses for the periods indicated ($ in thousands):

Percentage change
	Nine Months	Nine Months	Decrease	from the same
	Ended	Ended	from same period in	period in the prior
	September 30, 2009	September 30, 2008	the prior year	year
Sales and marketing	$5,853	$6,576	$(723)	(11.0)%
     The decrease in sales and marketing expenses primarily resulted from declines of $588,000 in retail and distribution programs and $320,000 in personnel-related expenses, partially offset by an increase of $180,000 in advertising expense for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. As a percentage of revenue, sales and marketing expenses increased to 13.3% for the nine months ended September 30, 2009 from 11.4% for the nine months ended September 30, 2008.

     Research and development. Research and development expenses consist primarily of salaries and personnel-related costs, outside consulting, lab costs and travel-related costs of our product development group. The following table summarizes the year-over-year comparison of our research and development expenses for the periods indicated ($ in thousands):

Percentage change
	Nine Months	Nine Months	Decrease from	from the same
	Ended	Ended	same period	period in the prior
	September 30, 2009	September 30, 2008	in the prior year	year
Research and development	$2,422	$2,612	$(190)	(7.3)%
     The decrease in research and development expenses primarily resulted from a decline of $303,000 in personnel-related expenses, partially offset by increases of $59,000 in Connectivity Group research and development expenses and $38,000 in prototype expenses. As a percentage of revenue, research and development expenses increased to 5.6% for the nine months ended September 30, 2009 from 4.5% for the nine months ended September 30, 2008.
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

Percentage change
	Nine Months	Nine Months	Decrease	from the same
	Ended	Ended	from same period in	period in the prior
	September 30, 2009	September 30, 2008	the prior year	year
General and administrative	$7,072	$9,117	$(2,045)	(22.4)%
     The decrease in general and administrative expenses primarily resulted from declines of $981,000 in outside legal fees, $550,000 in equity compensation expense, $92,000 in personnel-related expenses, and $318,000 in payroll taxes associated with the Internal Revenue Service audit of backdated stock options. See Note 12 to the unaudited condensed consolidated financial statements for more details about the Internal Revenue Service audit. General and administrative expenses as a percentage of revenue increased to 16.1% for the nine months ended September 30, 2009 from 15.8% for the nine months ended September 30, 2008.
     Interest income (expense), net. Interest income (expense), net decreased by $565,000 to $103,000 for the nine months ended September 30, 2009 compared to $668,000 for the nine months ended September 30, 2008. The decrease was primarily due to declining interest rates during 2008 and into 2009. At September 30, 2009, the average year-to-date yield on our cash and short-term investments was approximately 0.1%.
     Other income (expense), net. Other income (expense), net was $483,000 for the nine months ended September 30, 2009 compared to $397,000 for the nine months ended September 30, 2008. Other income (expense), net represents primarily the recognition of gains from the collection of notes receivable that had previously been deferred in connection with the sale of the assets of our handheld software product line in 2004 and our handheld hardware product line in 2007.
     Litigation settlement income. Certain former officers of iGo Corporation had sought potential indemnification claims against our wholly-owned subsidiary, iGo Direct Corporation, relating to an SEC matter involving such individuals (but not involving us) that related to matters that arose prior to our acquisition of iGo Corporation in September 2002. We initiated litigation against the carrier of iGo Corporation’s directors’ and officers’ liability insurance for coverage of these claims under iGo Corporation’s insurance policy. During the quarter ended September 30, 2008, we settled this litigation and obtained reimbursement from the insurance carrier in the amount of $1,500,000. Pursuant to indemnification claims made by a former iGo officer, and in connection with its settlement with the insurance carrier, we reimbursed $828,000 to the former officer in final settlement of all his indemnification claims. As a result of these settlements, we recorded net litigation settlement income of $672,000 during the nine months ended September 30, 2008.
     Income taxes. No provision for income taxes was required for the nine months ended September 30, 2009 or 2008. Based on historical operating losses and projections for future taxable income, it is more likely than not that we will not fully realize the benefits of the net operating loss carryforwards. We have not, therefore, recorded a tax benefit from our net operating loss carryforwards for either of the nine months ended September 30, 2009 or September 30, 2008, which at September 30, 2009 totaled $157 million.

Operating Outlook
     Due to the current global economic downturn, we have recently experienced a decline in consumer demand for our products. It is difficult for us to predict the depth and length of this economic downturn and its impact on our business in the long-term. We expect 2009 revenue to decrease from 2008 levels, primarily due to a reduction in consumer demand for mobile electronic accessories resulting from the ongoing worldwide recession and from the loss of our largest customer, Targus. This reduction in revenue may be partially offset by anticipated further gains in market penetration into mobile wireless carriers, distributors and retailers largely through our sales efforts.
     We expect gross margin percentage in 2009 to be slightly higher due to a shift in customer mix from private label customers to direct sales. We expect operating expenses related to our power businesses to decrease in 2009 compared to 2008, as we expect reduced general and administrative expenses, partially offset by increased spending in sales and marketing and research and development. We expect the operating results of Mission, which are included in our Connectivity Business Segment, in 2009 to be similar to the 2008 operating results.
     As a result of our planned research and development efforts, we expect to further expand our intellectual property position by aggressively filing for additional patents. A portion of these costs are recorded as research and development expense as incurred, and a portion are capitalized and amortized as general and administrative expense. We may also incur additional legal and related expenses associated with the defense and enforcement of our intellectual property portfolio, which could increase our general and administrative expenses.
Liquidity and Capital Resources
     Cash and Cash Flow. Our available cash and cash equivalents are held in bank deposits and money market funds in the United States and in the United Kingdom. Our intent is that the cash balances in the United Kingdom, which are denominated in Pound Sterling and Euro, will remain there for future growth and investment, and we will meet our liquidity needs in the United States through ongoing cash flow, external financing, if available, or both. We monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal while secondarily maximizing yield on those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities. To date, we have experienced no material loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.
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
     Capital markets in the United States and throughout the world remain disrupted and under stress. This disruption and stress is evidenced by a lack of liquidity in the debt capital markets, the re-pricing of credit risk in the syndicated credit market and the failure of certain major financial institutions. This stress is compounded by the ongoing severe worldwide recession. Despite actions of the U.S. federal government, these events have adversely impacted the broader financial and credit markets and have reduced the availability of debt capital for the market as a whole. Reflecting this concern, many lenders and capital providers have reduced, and in some cases ceased to provide, debt funding to borrowers. The resulting lack of available credit, lack of confidence in the financial sector, and reduced business activity could materially and adversely impact our ability to obtain additional or alternative financing and could also impact our customers.

     The following table sets forth for the period presented certain consolidated cash flow information ($ in thousands):

	Nine Months Ended September 30,
	2009	2008
Net cash provided by operating activities	$2,920	$1,990
Net cash provided by (used in) investing activities	(522)	1,710
Net cash provided by financing activities	—	28
Foreign currency exchange impact on cash flow	7	(41)

Increase in cash and cash equivalents	$2,405	$3,687

Cash and cash equivalents at beginning of period	$26,139	$15,908

Cash and cash equivalents at end of period	$28,544	$19,595

•	Net cash provided by operating activities. Cash was provided by operating activities for the nine months ended September 30, 2009 primarily as a result of collections of accounts receivable and sales of inventory, partially offset by the use of cash to pay suppliers. For the current fiscal year, we expect to generate cash from operating activities as we expect working capital changes to more than offset any operating losses that may be incurred. Our consolidated cash flow operating metrics are as follows:

	Nine Months Ended
	September 30,
	2009	2008
Days outstanding in ending accounts receivable (“DSOs”)	55	77
Inventory turns	8	14
The decrease in DSOs at September 30, 2009 compared to September 30, 2008 was primarily due to decreases in accounts receivable from Targus. We expect DSOs will decrease in fiscal 2009 as a result of decreasing cash receipts from Targus as a result of the cancelation of our distribution agreement. The decrease in inventory turns was primarily due to the decline in revenue from sales to Targus and RadioShack, for whom we hold no inventory. We expect to manage inventory growth during 2009 and we expect inventory turns for the remainder of 2009 to remain consistent with the nine month period ended September 30, 2009.
•	Net cash used in investing activities. For the nine months ended September 30, 2009, net cash was used in investing activities was primarily for the purchase of property and equipment.

•	Net cash provided by financing activities. Although we expect to generate cash flows from operations sufficient to support our operations, we may issue additional shares of stock in the future to provide cash for growth opportunities, if favorable market conditions for our equity exist.
     Investments. At September 30, 2009, our investments in marketable securities included corporate bonds and stocks with a total fair value of approximately $5,049,000. These securities were in a small unrealized loss position at September 30, 2009.
     We believe we have the ability to hold all marketable securities to maturity. However, we may dispose of securities prior to their scheduled maturity due to changes in interest rates, prepayments, tax and credit considerations, liquidity or other similar factors. As a result, we classify all marketable securities as available-for-sale. These securities are reported at fair value based on third-party broker statements, which represents level 2 in the fair value hierarchy, with unrealized gains and losses, reported in equity as a separate component of accumulated other comprehensive income (loss).

          Contractual Obligations. In our day-to-day business activities, we incur certain commitments to make future payments under contracts such as operating leases and purchase orders. Maturities under these contracts are set forth in the following table as of September 30, 2009 (amounts in thousands):

	Payment due by period
	2009	2010	2011	2012	2013	More than 5 years
Operating lease obligations	$106	$431	$440	$444	$455	$76
Inventory purchase obligations	11,447	—	—	—	—	—

Totals	$11,553	$431	$440	$444	$455	$76

          The inventory purchase obligations in the preceding table represent the value of all firm purchase orders for product outstanding with our suppliers at September 30, 2009. The preceding table does not include Mission’s contractual obligations or obligations we may pay under Letter of Authorization commitments.
          Off-Balance Sheet Arrangements. We have no off-balance sheet financing arrangements.
          Acquisitions and Dispositions. In the past we have made acquisitions of other companies to complement our product offerings and expand our revenue base.
          Our future strategy includes the possible acquisition of other businesses to continue to expand or complement our operations. The magnitude, timing and nature of any future acquisitions will depend on a number of factors, including the availability of suitable acquisition candidates, the negotiation of acceptable terms, our financial capabilities and general economic and business conditions. Financing of future acquisitions could result in the utilization of cash, incurrence of additional debt, issuance of additional equity securities or a combination of all of these. Our future strategy may also include the possible disposition of assets that are not considered integral to our business, which could result in the generation of cash.
          Net Operating Loss Carry-forwards. As of September 30, 2009, we had approximately $157 million of federal, foreign and state net operating loss carry-forwards which expire at various dates. The sale of common stock in our initial public offering and in subsequent private offerings, as well as the issuance of our common stock for acquisitions, coupled with prior sales of common stock results in an annual limitation on the use of our net operating loss carry-forwards pursuant to the change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended. This limitation will have a material effect on the timing of our ability to use the net operating loss carry-forwards in the future. Additionally, our ability to use the net operating loss carry-forwards is dependent upon our future level of profitability, which cannot be determined.
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

          See “Liquidity and Capital Resources” for further discussion of our capital structure. Market risk, calculated as the potential change in fair value of our cash and cash equivalents and resulting from a hypothetical 1.0% (100 basis point) change in interest rates, was not material at September 30, 2009.
ITEM 4. CONTROLS AND PROCEDURES
          Evaluation of Disclosure Controls and Procedures — We maintain disclosure controls and other procedures that are designed to ensure that information required to be disclosed in our filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating our controls and procedures. With the participation of the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2009, and concluded that our disclosure controls and procedures were effective.
          Changes in Internal Control Over Financial Reporting — There was no change in our internal control over financial reporting during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
          From time to time, we are involved in legal proceedings arising in the ordinary course of our business. We are not currently a party to any litigation that management believes, if determined adversely to us, would have a material adverse effect on our financial condition, results of operations, or cash flows.
ITEM 1A. RISK FACTORS
          In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I. “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”), which could materially affect our business, financial condition or future results. The following information updates certain of our risk factors and should be read in conjunction with the risk factors disclosed in the 2008 Form 10-K. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described below or in the 2008 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
     We depend on large purchases from a significant customer, RadioShack, and any loss, cancellation or delay in purchases by this customer could cause a shortfall in revenue, excess inventory and inventory holding or obsolescence charges.
     We have historically derived a substantial portion of our revenue from a relatively small number of customers. For example, Targus and RadioShack together comprised 75% of our revenue for the year ended December 31, 2008. More recently, as a result of the discontinuance of our relationship with Targus, we are deriving an even larger portion of our revenue from RadioShack. For the three months ended September 30, 2009, RadioShack alone represented 55% of our revenue. RadioShack does not have minimum purchase requirements and can stop purchasing our products at any time or with very short notice. In addition, including RadioShack, most of our customer agreements are short term and non-exclusive and provide for purchases on a purchase order basis. We expect that RadioShack will continue to represent a substantial percentage of our sales. If RadioShack reduces, delays or cancels orders with us, and we are not able to sell our products to new customers at comparable levels, our revenue could decline significantly and could result in excess inventory and inventory holding or obsolescence charges. In addition, any difficulty in collecting amounts due from RadioShack would negatively impact our result of operations.

     Our success is largely dependent upon our ability to expand and diversify our customer base, while simultaneously continuing to retain and build our relationship RadioShack.
     We derive most of our revenue from RadioShack and any adverse change in our relationship with RadioShack would have a material adverse effect on our business. If RadioShack discontinued purchasing our products, our revenues and net income would decline significantly. Our success will depend upon our continued ability to retain and build upon our relationship with RadioShack, while simultaneously generating relationships with new customers, particularly retail customers willing to sell our products to consumers under our iGo brand.
     Although we are attempting to expand our customer base, we cannot assure you that we will be able to retain our largest customer, RadioShack, or that we will be able to attract additional customers, or that our customers will continue to buy our products in the same amounts as in prior years. The loss of RadioShack, any reduction or interruption in sales to RadioShack, our inability to successfully develop relationships with additional customers or future price concessions that we may have to make, could significantly harm our business.
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

IGO, INC.
Dated: November 5, 2009	By:	/s/ Michael D. Heil
Michael D. Heil
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

	By:	/s/ Darryl S. Baker
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