Form 10-K
period 2009-12-31
iGo, Inc.
filed 2010-03-11
CIK 1075656

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) , and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2009) was approximately $23 million.

There were 32,544,025 shares of the registrant’s common stock issued and outstanding as of March 9, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Form 10-K.

iGo, Inc.
FORM 10-K

DISCLOSURE CONCERNING FORWARD-LOOKING STATEMENTS

This report contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “expect,” “anticipate,” “estimate” and other similar statements of expectations identify forward-looking statements. Forward-looking statements in this report can be found in the “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplementary Data” sections as well as other sections of this report and include, without limitation, statements concerning our expectations regarding our anticipated revenue, gross profit, gross margin, and related expenses for 2010 as well as our anticipated cash flows in 2010; our strategy, including but not limited to, our intentions to continue to develop and introduce new products and technologies, aggressively file patents and expand our intellectual property position, market non-power accessories, and market and expand our “green” power product offerings to address the problem of “vampire” power as well as the expected benefits that will result from our efforts; that our customers may continue to curtail or suspend capital spending; that we will not receive any significant orders from Targus after December 31, 2009 and that sales to RadioShack will continue to decline in 2010; that we will deconsolidate Mission Technology Group from our consolidated financial statements effective January 1, 2010; our intention to retain cash balances in foreign countries; our anticipated penetration of the wireless carrier, dealer/agent, and distributor markets; the expected growth in sales of power products for high-power mobile electronic devices; expectations regarding future customer product orders; our reliance on distributors and resellers for the distribution and sale of our products; beliefs relating to our competitive advantages and the market need for our products; our belief that our present vendors have sufficient capacity to meet our supply requirements; the expected availability and sufficiency of cash and liquidity; expected market and industry trends; beliefs relating to our distribution capabilities and brand identity; expectations regarding the success of new product introductions; the anticipated strength, and ability to protect, our intellectual property portfolio; our intentions to continue and develop power products in existing and new markets; our intentions to recruit a broad base of retailers and distributors for our tip technology; our expectations that existing and new distributor, reseller and retailer distribution networks will help us diversify and stabilize our customer base; our intention to continue to make capital expenditures and pursue opportunities to acquire businesses, products and technologies; our expectation that a small number of customers will continue to represent a substantial percentage of our sales including specifically, but not limited to, RadioShack; expectations about inventory levels we will be required to maintain and future sales returns; our expectations about competition; our long term goals to establish an inventory standard for all mobile electronic power products based on our tip technology; the impact of the current economic rescission on our industry in general, and specifically on the Company; trends in key operating metrics, including days outstanding in accounts receivable and inventory turns; the possibility that we may issue additional shares of stock; our intention and ability to hold marketable securities to maturity; our intentions about employing hedging strategies; that we may repurchase shares of our common stock; and our expectations regarding the outcome and anticipated impact of various legal proceedings in which we are involved. These forward-looking statements are based largely on our management’s expectations and involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include those discussed herein under the heading “Risk Factors” and those set forth in other sections of this report and in other reports that we file with the Securities and Exchange Commission.

In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will prove to be accurate. We undertake no obligation to publicly update or revise any forward-looking statements, or any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements.

iGo® and iGo Green® are registered trademarks of iGo, Inc. or its subsidiaries in the United States and other countries. Other names and brands may be claimed as the property of others.

PART I

Item 1.	Business

Our Company

We are a leading provider of innovative products and power management solutions for the electronics industry. We use our proprietary technology to design and develop products that make electronic devices more efficient and cost effective, thus enabling users higher utilization of their electronic devices. We also utilize our proprietary technology to design and develop products that make electronic devices more environmentally-friendly or “green,” enabling users to reduce electronic waste and standby or “vampire” power. We believe our competitive advantages include our innovative designs and multi-function capabilities of our products, and our distribution, wireless carrier, and retail relationships.

We primarily sell our products through retailers, such as RadioShack Corporation; resellers, such as Superior Communications and Ingram Micro, Inc.; wireless carriers, such as AT&T; and directly to end users through our iGo brand website, www.igo.com. In the past, we sold power accessories primarily to private label resellers and original equipment manufacturers, or OEMs.

Our power products, marketed under our iGo and iGo Green brands, include our range of green AC, DC, combination AC/DC, and battery-powered universal power adapters, as well as our newly developed line of green surge protectors. Our combination AC/DC power adapters allow users to charge a variety of their mobile electronic devices from AC power sources located in a home, office or hotel room, as well as DC power sources located in automobiles, planes and trains. Our battery-powered universal power adapters allow users to charge a variety of their mobile electronic devices when they do not have access to an AC or DC power source. Each of these adapters utilizes our interchangeable tip technology, which allows the use of a single power adapter with interchangeable tips to charge a variety of mobile electronic devices, including portable computers, mobile phones, MP3 players, smartphones, PDAs, portable gaming consoles and other handheld devices. When our power adapters are combined with a multiple output connector accessory, such as the iGo USB connector or iGo power splitter, the user can also simultaneously charge multiple mobile electronic devices. The use of one charging solution increases end-user convenience and minimizes electronic waste as interchangeable tip solutions require fewer resources to build, ship, inventory and dispose of.

In addition to our traditional power products, we recently launched an energy-efficient environmentally-friendly product line. Various solutions currently on the market focus on mitigating vampire power through manual applications. For example, other products offer technology that reduces vampire power by manually switching the power product on or off, completely eliminating the electricity source to all devices plugged into the power-strip. Our patent-pending green technology virtually eliminates vampire power in a more convenient manner, by automatically powering down outlets when not in use and powering back up again when devices need power. This feature eliminates the need for users to continuously switch the product on and off and reduces vampire power by up to 85%. Initially, our green technology is featured in laptop chargers and surge protectors, yet we believe the market opportunity for green products is vast and that our technology has the versatility to play an important role in future green power solutions.

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

We have three operating business segments, consisting of the High-Power Group, Low-Power Group and Connectivity Group. For additional information regarding revenue, operating results and assets by business segment, product type and geographic region, see Note 16 to the Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K.

Our Industry

Over the past two decades, technological advancements in the electronics industry have greatly expanded mobile device capabilities. Mobile electronic devices, which are used extensively for both business and personal purposes, include portable computers, mobile phones, smartphones, portable digital assistants (PDAs), handheld devices, digital cameras, portable DVD players, MP3 players, and portable game consoles. The popularity of these devices is benefiting from reductions in size, weight and cost and improvements in functionality, storage capacity and reliability. In addition, advances in wireless connectivity technologies, such as Bluetooth® wireless technology and Wi-Fi, have enabled remote access to data networks and the Internet.

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

Our products support mobile electronic devices in several market categories.

•	Portable Computer Market. According to IDC, a subsidiary of International Data Group, a technology media and research company, the worldwide market for portable computers is expected to grow at a compounded annual growth rate, or CAGR, of about 15.4% from approximately 175 million units in 2010 to about 291 million units in 2013. The U.S. market is expected to grow at a CAGR of about 11.0% from approximately 40 million units in 2010 to about 58 million units in 2013.

•	Low Power Mobile Electronic Devices. According to IDC, the worldwide market for low power mobile electronic devices, which includes mobile phones, converged mobile devices, PDAs, portable media players, and portable game consoles is expected to grow at a CAGR of about 3.7% from approximately 1.4 billion units in 2010 to about 1.7 billion units in 2013. The U.S. market is expected to remain flat at approximately 235 million units in 2010 compared to about 242 million units in 2013.

•	Handheld and Converged Mobile Device Market. According to IDC, the worldwide market for converged mobile devices, which includes smartphones and other handheld devices with telephony and data capabilities, is expected to grow at a CAGR of about 13.7% from approximately 190 million units in 2010 to about 288 million units in 2013. The U.S. market for converged mobile devices is expected to grow at a CAGR of about 15.7% from approximately 51 million units in 2010 to about 70 million units in 2013.

As mobile electronic devices gain widespread acceptance, users will continue to confront limitations on their use, driven by such things as battery life, charging flexibility, compatibility issues, data input challenges and performance requirements. Furthermore, as users seek to manage multiple devices in their daily routine, the limitations of any one of these functions may be exacerbated.

Mobile electronic device users usually require the use of their devices while away from their home or office. Many mobile electronic devices offer designs and form factors that support portability and travel comfort; however, these mobile devices have limited battery life, which results in the need to frequently connect to a power source to operate the device or recharge the battery. A number of factors limit the efficient use and charging of these devices:

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

Vampire power results from devices that continue to consume power, even when they are idle or shut off. The United States Environmental Protection Agency (EPA) estimates that vampire power accounts for more than $10 billion in annual energy costs in the United States alone. In addition to tangible dollar costs, vampire power negatively impacts the environment by wasting vast amounts of electricity. Furthermore, according to the Global System for Mobile Communications Association or “GSMA,” discarded chargers account for approximately 51,000 tons of waste annually. We believe this creates the need for power solutions that have the ability to drastically reduce vampire power and electronic waste.

Our Solutions

Our innovative power solutions eliminate the need for mobile electronic device users to carry multiple power adapters to operate and charge their devices. Our AC/DC combination power adapters work with any available power source, including the AC wall outlet in a home, office or hotel room, or the DC cigarette lighter plug in an automobile, airplane, or train. Our battery-powered universal power adapters allow users to charge a variety of their mobile electronic devices when they do not have access to an AC or DC power source. Our tip technology allows a user to carry a few lightweight interchangeable tips in combination with a single adapter to charge a variety of devices, including a substantial portion of the portable computers, mobile phones, smartphones, PDAs, and other mobile electronic devices currently in the market. Further, device users can simultaneously charge multiple devices by using a single adapter and the appropriate interchangeable tips with our optional iGo USB connector or iGo power splitter accessories. Our new patent-pending green technology addresses broad applications relating to power supplies for office equipment, personal electronics and appliances, and covers the only power circuit technology that virtually eliminates vampire power automatically. Our core power products are inherently “green” as they eliminate the need for consumers to dispose of old adapters with the purchase of each new electronic device. Instead, our products enable the consumer to simply purchase a small, inexpensive tip capable of working with existing adapters, thus substantially reducing electronic waste.

Our Strategy

We intend to capitalize on our current strategic position in the mobile electronic device market by continuing to introduce innovative power solution products that suit the needs of a broad range of users of these devices, including power solutions that are green in nature. It is our goal to be a market leader in providing unique, innovative and green power solutions to mobile users. Elements of our strategy include:

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

Integration of Green Technology in New Power Solutions.  The integration of our green technology in new products, such as surge protectors, gives us the opportunity to expand into channels that we have not traditionally addressed, such as the home improvement market. Further, the possibility extends directly into the home and commercial building markets through the integration of our green technology directly into the AC outlets found in the home and office.

Market Complementary Non-Power Accessories.  We intend to market a variety of non-power accessories, some of which may be manufactured by other companies, that are complementary to our power products. Our strategy is to market a broad assortment of products that accessorize mobile electronic devices under the brand name “iGo.”

Broaden Distribution of iGo Branded Product.  To expand the market availability of our iGo and iGo Green branded products, we plan to develop relationships with a broader set of retailers and wireless carriers, some of whom may be served through distribution partners. We expect that these relationships will allow us to diversify our customer base, add stability and decrease our traditional reliance upon a limited number of private label resellers. We also expect that these relationships will significantly increase the availability and exposure of our products, particularly among large national and international retailers and wireless carriers.

Our Products

We provide a range of power products designed to satisfy the needs of the electronic device user while traveling, at home or in the office. The following is a description of our primary products by category, which are sold under our iGo and iGo Green brands.

Power Products.  We offer a range of universal AC, DC, combination AC/DC and battery-powered adapters that are designed for use with portable computers, as well as a variety of other low power mobile electronic devices, including mobile phones, smartphones, PDAs, digital cameras, MP3 players, and portable game consoles.

•	Power Products for High-Power Mobile Electronic Devices. Since inception, we have sold a variety of power products designed for use with portable computers. In early 2003, we introduced our first combination AC/DC universal power adapter, which is designed to power portable computers and works with any commonly available power source, including the AC wall outlet in a home, office or hotel room, or the DC cigarette lighter plug in an automobile, airplane or train. In addition, we offer a range of DC-only power adapters, more commonly known as auto/air adapters, and a range of AC-only power adapters. In 2009, we introduced our first lineup of universal power adapters and surge protectors that incorporate our new green technology, which is designed to virtually eliminate vampire power. Our entire family of portable computer power adapters utilizes our interchangeable tip technology which allows a single power adapter to plug into a substantial portion of the portable computers in the market. When our portable computer power adapters are combined with our optional iGo USB connector or iGo power splitter accessories, the user can simultaneously charge multiple mobile electronic devices, including mobile phones, smartphones, PDAs, digital cameras, MP3 players, and portable game consoles, eliminating the need to carry multiple charging adapters. Sales of our portable computer power products represented approximately 51%, 59% and 62% of our total revenue for the years ended December 31, 2009, 2008 and 2007, respectively.

•	Power Products for Low-Power Mobile Electronic Devices. In 2004, we introduced our first power adapters designed for use with mobile electronic products with power requirements lower than those of portable computers, such as mobile phones, smartphones, PDAs, digital cameras, MP3 players, and portable game consoles. These products include a range of DC cigarette lighter adapters, mobile AC adapters, combination AC/DC adapters, and battery-powered adapters. This family of power adapters also utilizes our interchangeable tip technology which allows a single power adapter to plug into a substantial number of mobile electronic devices other than portable computers. When combined with our optional iGo USB connector or iGo power splitter accessories, the user of these power adapters can simultaneously charge multiple mobile electronic devices. Sales of these power adapters represented approximately 36%, 30%, and 25% of our total revenue for the years ended December 31, 2009, 2008 and 2007, respectively.

Accessories.  In the past we have also marketed a number of mobile device accessories such as monitor stands, portable computer stands and foldable keyboards. Sales of these products represented approximately 1%, 1%, and 4% of our total revenue for the years ended December 31, 2009, 2008, and 2007, respectively.

Expansion and Docking Products.  In April 2007, we sold the expansion and docking business to Mission Technology Group (“Mission”). Mission’s results of operations are consolidated with ours because Mission is obligated to repay the promissory notes it issued to us in connection with this sale, and we have determined that we are the primary beneficiary of this variable interest entity. Effective January 1, 2010, we have determined we will no longer consolidate the results of Mission. Mission offers a variety of PCI slot expansion products for portable computers, desktop computers and servers. For more information, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments, and — Critical Accounting

Policies and Estimates, Variable Interest Entities.” Sales of expansion and docking products represented approximately 12%, 9%, and 9% of our total revenue for the years ended December 31, 2009, 2008 and 2007, respectively.

Sales and Marketing

We market and sell our products on a worldwide basis to retailers, resellers, distributors, wireless carriers and directly to end users through our iGo.com website. Our sales organization is primarily aligned with our core retail and distribution channels and geographies throughout North America and Europe. During 2009, approximately 59% of our sales were through retailers and distributors and approximately 27% of our sales were through private label resellers and OEMs.

Our total global revenue consisted of the following regional results: North American sales of $49.8 million, or 90% of our consolidated revenue; European sales of $4.6 million, or 8% of our consolidated revenue; and Asia Pacific sales of $1.1 million, or 2% of our consolidated revenue.

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

Customers

In March 2009, Targus notified us of its intent not to renew our distribution agreement, which expired in May 2009. Accordingly, in the future, we expect that we will be even more dependent upon a relatively small number of customers for a significant portion of our revenue, including most notably RadioShack. We intend to develop relationships with a broader set of retailers and wireless carriers to expand the market availability of our iGo and iGo Green branded products. Our goal is that these relationships will allow us to diversify our customer base, add stability and decrease our traditional reliance upon a limited number of private label resellers. These relationships could significantly increase the availability and exposure of our products, particularly among large national and international retailers and wireless carriers, however we give no assurance we could substantially replace the lost Targus revenue.

We sell to distributors, such as Superior Communications, resellers, such as Microcel, retailers, such as RadioShack, private label resellers, such as Targus through the first half of 2009 and Belkin currently, and directly to end users through our iGo.com website. Sales to Superior Communications, Microcel, RadioShack, Targus and Belkin together accounted for 74% of revenue for the year ended December 31, 2009, compared to 81% for the year ended December 31, 2008 and 66% for the year ended December 31, 2007. Our distributors sell a wide range of our products to value-added resellers, system integrators, cataloguers, major retail outlets and certain OEM fulfillment outlets worldwide. RadioShack, in particular, accounted for 38% of our revenue for the year ended December 31, 2009. In addition, in spite of the loss of Targus as a customer during the middle of 2009, Targus accounted for 21% of our revenue for the year ended December 31, 2009. The loss of RadioShack or any of our remaining other major customers, would likely have a material adverse effect on our business. No customer other than Targus or RadioShack accounted for greater than 10% of sales for the year ended December 31, 2009.

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

As is generally the practice in our industry, a portion of our sales to distributors and retailers is generally under terms that provide for stock balancing return privileges and price protection. Accordingly, we make a provision for estimated sales returns and other allowances related to those sales. Returns, which are netted against our reported revenue, were less than 1% of revenue for the years ended December 31, 2009 and 2008, respectively. Also, as is generally the practice in our industry, our OEM and private-label reseller customers only have return rights in the event that our product is defective. Accordingly, we make a provision for estimated defective product warranty claims for these customers. Defective product warranty claims were less than 1% of revenue for the years ended December 31, 2009 and 2008, respectively.

Backlog

Our backlog at February 16, 2010 was approximately $6.0 million, compared with backlog of approximately $9.7 million at February 24, 2009. Backlog includes orders confirmed with a purchase order for products scheduled to be shipped within 90 days to customers with approved credit status. Because of the generally short cycle between order and shipment and because of occasional customer changes in delivery schedules and order cancellations (which are made without significant penalty), we do not believe that our backlog, as of any particular date, is necessarily indicative of actual net sales for any future period.

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

As of December 31, 2009, our research and development group consisted of 15 people who are responsible for hardware and software design and product testing, which included six research and development personnel employed at Mission as of December 31, 2009. Electrical design services are provided to us by several of our outsource partners under the supervision of our in-house research and development group. Amounts spent on research and development for the years ended December 31, 2009, 2008, and 2007 were $3.0 million, $3.5 million, and $5.2 million, respectively.

Manufacturing and Logistics

In order to manufacture our products cost-effectively, we have implemented a strategy to outsource substantially all of the manufacturing services for our products. Our internal activities are focused on design, low-volume manufacturing and quality testing and our outsourced manufacturing providers are focused on high-volume manufacturing and logistics.

Our family of universal power products and surge protector products are currently manufactured in China. In addition to providing manufacturing services, a number of these companies also provide us with some level of design and development services.

We purchase the principal components of our products from outside vendors. The terms of supply contracts are negotiated by us or our manufacturing partners with each vendor. We believe that our present vendors have sufficient capacity to meet our supply requirements and that alternative production sources for most components are generally available without interruption, however, several vendors are sole sourced. In order to ensure timely delivery of products to customers, from time to time, we issue letters of authorization to our suppliers that authorize them to secure long lead components in advance of purchase orders for products. Further information about commitments and contingencies relating to letters of authorization is contained in Note 18 to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.

We employ the services of an outsource logistics company to efficiently manage the packaging and shipment of our iGo and iGo Green branded products to our various retail and distribution channels. The majority of our private-label products are shipped by our outsource manufacturers to our private-label reseller customers or to their fulfillment hubs.

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

Our power products primarily compete with products offered by low-cost manufacturers of model-specific adapters and specialized third-party mobile computing accessory companies, including American Power Conversion, Belkin, Comarco, Lind, and RRC Power Solutions. In addition, we compete with the internal design efforts of some of our customers.

Proprietary Rights

We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyrights, trademarks, and trade secret laws. We have a program to file applications for and obtain patents, copyrights, and trademarks in the United States and in selected foreign countries where we believe filing for such protection is appropriate. We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements. As of February 23, 2010, we held approximately 244 patents and patents pending worldwide relating to our power technology, including our new green technology. There can be no assurance, however, that the rights we have obtained can be successfully enforced against infringing products in every jurisdiction. Although we believe the protection afforded by our patents, copyrights, trademarks, and trade secrets has value, the rapidly changing technology in our industry and uncertainties in the legal process make our future success dependent primarily on the innovative skills, technological expertise, and management abilities of our employees rather than on the protection afforded by patent, copyright, trademark, and trade secret laws.

Some of our products are also designed to include software or other intellectual property licensed from third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products, we believe, based upon past experience and standard industry practice that such licenses generally could be obtained on commercially reasonable terms. Nonetheless, there can be no assurance that the necessary licenses would be available on acceptable terms, if at all. Our inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could have a material adverse effect on our business, operating results, and financial condition. Moreover, inclusion in our products of software or other intellectual property licensed from third parties on a nonexclusive basis may limit our ability to protect our proprietary rights in our products.

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

Employees

As of December 31, 2009 we had 52 full-time employees, 44 located in the United States, 4 located in Asia and 4 located in Europe, including 10 employed in operations, 9 in engineering, 22 in sales and marketing and 11 in administration. We engage temporary employees from time to time to augment our full time employees, generally in operations. None of our employees are covered by a collective bargaining agreement. We believe we have good relationships with our employees. Mission had 29 full-time employees at December 31, 2009.

Available Information

Our website is www.igo.com. Information on our website is not incorporated by reference into this Form 10-K and should not be considered part of this report or any other filing we make with the SEC. We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission.

Through a link on the Investor Relations section of the corporate page of our website, we make available the following filings as soon as reasonably practicable, after they are electronically filed with or furnished to the SEC: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings are available free of charge.

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

We have historically derived a substantial portion of our revenue from a relatively small number of customers. For example, Targus and RadioShack together comprised 59% of our revenue for the year ended December 31, 2009. More recently, as a result of the discontinuance of our relationship with Targus, we are deriving an even larger portion of our revenue from RadioShack. For the year ended December 31, 2009, RadioShack alone represented 38% of our revenue. RadioShack does not have minimum purchase requirements and can stop purchasing our products at any time and with very short notice. In addition, including RadioShack, most of our customer agreements are short term and non-exclusive and provide for purchases on a purchase order basis. We expect that RadioShack will continue to represent a substantial percentage of our sales. If RadioShack reduces, delays or cancels orders with us, and we are not able to sell our products to new customers at comparable levels, our revenue could decline significantly and could result in excess inventory and inventory holding or obsolescence charges. In addition, any difficulty in collecting amounts due from RadioShack would negatively impact our result of operations and working capital.

Our success is largely dependent upon our ability to expand and diversify our customer base, while simultaneously continuing to retain and build our relationship with RadioShack.

We derive a substantial portion of our revenue from RadioShack and any adverse change in our relationship with RadioShack would have a material adverse effect on our business. If RadioShack discontinued purchasing our products, our revenues and net income would decline significantly. For example, sales to RadioShack for the year ended December 31, 2009 declined 17% as compared to the year ended December 31, 2008 and we expect that sales to RadioShack will continue to decline in 2010 relative to sales generated from RadioShack in previous years. Our success will depend upon our continued ability to retain and build upon our relationship with RadioShack, while simultaneously generating relationships with new customers, particularly retail customers willing to sell our products to consumers under our iGo brand.

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

We have experienced significant operating losses since inception and, as of December 31, 2009, have an accumulated deficit of $131 million. We intend to make expenditures on an ongoing basis to support our operations, primarily from cash generated from operations and, if available, from lines of credit, as we develop and introduce new products and expand into new markets. If we do not achieve revenue growth sufficient to absorb our planned expenses, we will experience additional losses in future periods. In addition, there can be no assurance that we will achieve or sustain profitability.

Our future success is dependent on market acceptance of our iGo branded power products, particularly in light of the loss of the Targus relationship. If acceptance of our iGo branded power products does not continue to grow, we will not be able to increase or sustain our revenue, and our business will be severely harmed. If we do not achieve widespread market acceptance of our iGo branded power products and technology, including our new green technology, we may not maintain our existing revenue or achieve anticipated revenue. For example, we currently derive a material portion of our revenue from the sale of our iGo branded power products. These power products, particularly our new green power products, represent a relatively new product category in the mobile electronics industry. We anticipate that a material portion of our revenue in the foreseeable future will be derived from our family of iGo branded power products and similar power products in this relatively new market category that we are currently developing or plan to develop. We can give no assurance that this market category will develop sufficiently to cover our expenses and costs or that we will be able to develop similar power products. Moreover, our power products may not achieve widespread market acceptance if:

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

Our operating results have fluctuated in the past, and may continue to fluctuate in the future. It is likely that in some future quarter or quarters our operating results will be below the expectations of securities analysts and investors. If this happens, the market price for our common stock may decline significantly. The factors that may cause our operating results to fall short of expectations include:

•	the timing of our new product and technology introductions and product enhancements relative to our competitors or changes in our or our competitors’ pricing policies;

•	market acceptance of our products, notably including our new green power products and technology;

•	the size and timing of customer orders;

•	our ability to effectively manage inventory levels;

•	delay or failure to fulfill orders for our products on a timely basis;

•	distribution of or changes in our revenue among our distribution partners and retailers;

•	our inability to accurately forecast our contract manufacturing needs;

•	difficulties with new product production implementation or supply chain;

•	our suppliers’ ability to perform under their contracts with us;

•	product defects and other product quality problems;

•	the degree and rate of growth of the markets in which we compete and the accompanying demand for our products;

•	our ability to expand our internal and external sales forces and build the required infrastructure to meet anticipated growth; and

•	seasonality of sales.

Many of these factors are beyond our control. For these reasons, you should not rely on period-to-period comparisons and short-term fluctuations of our financial results to forecast our future long-term performance.

Increased focus by consumer electronics retailers on their own private label brands could cause us to lose shelf space with our existing retail customers and make it more difficult to have our products assorted at new retail customers.

We believe there is an increasing focus by consumer electronics retailers, such as RadioShack and Best Buy, to concentrate an increasing portion of their product assortments within their own private label products. Our largest customer, RadioShack, sells its own private label brand of power products that compete directly with our power products. These private label lines compete directly with our product lines and may receive prominent positioning on the retail floor by these retailers. Competition has been intense in recent years and is expected to continue. Failure to appropriately respond to these trends or to offer effective sales incentives and marketing programs to our customers could reduce our ability to secure adequate shelf space at our retail customers and adversely affect our financial performance.

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

Increased reliance upon RadioShack, as well as other distributors and resellers, for the sale of our products will subject us to additional risks, and the failure to adequately manage these risks could have a material adverse impact on our operating results.

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

The loss of RadioShack, or any other large reseller or distributor customers, would materially harm our business. While we currently have a limited number of reseller and distributor agreements, none of these customers are obligated to purchase products from us. Consequently, any reseller or distributor could cease doing business with us at any time. Our dependence upon RadioShack along with a few other resellers and distributors results in a significant concentration of credit risk, thus a substantial portion of our trade receivables outstanding from time to time are often concentrated among a limited number of customers. In addition, many of these customers also have or distribute competing products. If RadioShack, or our other reseller and distributor customers, elect to increase the marketing of competing products or reduce the marketing of our products, our ability to grow our business will be negatively impacted and will impair our revenue.

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

The market for our products is highly competitive and in general is characterized by rapid technological advances, changing customer needs and evolving industry standards. If we fail to continue to introduce new products and product enhancements that achieve broad market acceptance on a timely basis, we will not be able to compete effectively, and we will be unable to increase or maintain our revenue. Our future success will depend in large part upon our ability to:

•	develop, in a timely manner, new products and services that keep pace with developments in technology and customer requirements;

•	meet potentially new manufacturing requirements and cover potentially higher manufacturing costs of new products;

•	deliver new products and services through changing distribution channels; and

•	respond effectively to new product announcements by our competitors by quickly introducing competing products.

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

If we fail to protect our intellectual property our business and ability to compete could suffer.

Our success and ability to compete are dependent upon our internally developed technology and know-how. We rely primarily on a combination of patent protection, copyright and trademark laws, trade secrets, nondisclosure agreements and technical security measures to protect our proprietary rights. While we have certain patents and patents pending, including pending patents relating to our new green power technology, there can be no assurance that patents pending or future patent applications will be issued or that, if issued, those patents will not be challenged, invalidated or circumvented or that rights granted thereunder will provide meaningful protection or other commercial advantage to us. Moreover, there can be no assurance that any patent rights will be upheld in the future or that we will be able to preserve any of our other intellectual property rights.

We typically enter into confidentiality, non-compete or invention assignment agreements with our key employees, distributors, customers and potential customers, and limit access to, and distribution of, our product design documentation and other proprietary information. There can be no assurance that our confidentiality agreements, confidentiality procedures, noncompetition agreements or other factors will be adequate to deter misappropriation or independent third-party development of our technology or to prevent an unauthorized third-party from obtaining or using information that we regard as proprietary. Litigation efforts may be necessary in the future to defend our intellectual property rights and would likely result in substantial cost to, and division of efforts by, us.

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

There can be no assurance that our competitors will not independently develop technology similar to our existing proprietary rights. We expect that our products will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. There can be no assurance that third parties will not assert infringement claims against us in the future or, if infringement claims are asserted, that such claims will be resolved in our favor. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms favorable to us, if at all. In addition, litigation may be necessary in the future to protect our trade secrets or other intellectual property rights, or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources. For example, at the beginning of 2008 we settled a patent infringement lawsuit with American Power Conversion Corporation. We incurred significant costs in this lawsuit and many of our executive officers and employees devoted substantial time and effort to this lawsuit.

We outsource the manufacturing and fulfillment of our products, which limits our control of the manufacturing process and may cause a delay in our ability to fill orders.

Most of our products are produced under contract manufacturing arrangements with several manufacturers in China, Taiwan and the United States. Our reliance on third-party manufacturers exposes us to risks that are not in our control, which could negatively impact our results of operations and working capital. Any termination of or significant disruption in our relationship with our manufacturers may prevent us from filling customer orders in a timely manner, as we generally do not maintain large inventories of our products, and will negatively impact our revenue.

We source our products from independent manufacturers who purchase components and other raw materials. Our use of contract manufacturers reduces control over product quality and manufacturing yields and costs. We depend upon our contract manufacturers to deliver products that are free from defects, competitive in cost and in compliance with our specifications and delivery schedules. Moreover, although arrangements with such manufacturers may contain provisions for warranty obligations on the part of contract manufacturers, we remain primarily responsible to our customers for warranty obligations. Disruption in supply, a significant increase in the cost of the assembly of our products, failure of a contract manufacturer to remain competitive in price, the failure of a contract manufacturer to comply with any of our procurement needs or the financial failure or bankruptcy of a contract manufacturer could delay or interrupt our ability to manufacture or deliver our products to customers on a timely basis. In addition, regulatory agencies and legislatures in various countries, including the United States, have undertaken reviews of product safety, and various proposals for additional, more stringent laws and regulations are under consideration. Current or future laws or regulations may become effective in various jurisdictions in which we currently operate and may increase our costs and disrupt our business operations.

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

The principal components of our products are purchased from outside vendors. Several of these vendors are our sole source of supply. We do not have long-term supply agreements with the manufacturers of these components.

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

Any termination of or significant disruption in our relationship with our suppliers may prevent us from filling customer orders in a timely manner as we generally do not maintain large inventories of components or products. In the event that a termination or disruption were to occur, we would have to find and qualify an alternative source. The time it would take to complete this process would vary based upon the size of the supplier base and the complexity of the component or product and could divert our management resources and be costly. Delays could range from as little as a few days to several months, and, in some cases, a suitable alternative may not be available at all.

We may not be able to adequately manage our anticipated growth, which could impair our efficiency and negatively impact operations.

Our success depends on our ability to manage growth effectively. If we do not effectively manage this growth, we may not be able to operate efficiently or maintain the quality of our products. Either outcome could materially and adversely affect our operating results. As we continue to develop new products and bring them to market, we will be required to manage multiple projects, including the design and development of products and their transition to high volume manufacturing. This could place a significant strain on our operational, financial and managerial resources and personnel, our management information systems, and our operational and financial controls. To effectively manage our growth we must:

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

In the past, some of our customers have returned products to us because the product did not meet their expectations, specifications or requirements. These returns were less than 1% of revenue for each of the years ended December 31, 2009 and 2008. It is likely that we will experience some level of returns in the future and, as our business grows, this level may be more difficult to estimate. A portion of our sales to distributors is generally under terms that provide for certain stock balancing privileges. Under the stock balancing programs, some distributors are permitted to return up to 15% of their prior quarter’s purchases, provided that they place a new order for equal or greater dollar value of the amount returned.

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

We currently rely on cash flow from operations and cash on hand to fund our operating and capital needs. We may, in the future, expend significant capital to further develop our products, increase awareness of our brand names, expand our sales, operating and management infrastructure, and pursue opportunities to acquire businesses, products or technologies that complement or expand our current capabilities. We may also use capital more rapidly than currently anticipated. Additionally, we may incur higher operating expenses and generate lower revenue than currently expected, and we may be required to depend on external financing to satisfy our operating and capital needs. We may be unable to secure financing on terms acceptable to us, or at all, at the time when we need such funding. If we raise funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced, and the securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock or may be issued at a discount to the market price of our common stock which would result in dilution to our existing stockholders. If we raise additional funds by issuing debt, we may be subject to debt covenants which could place limitations on our operations including our ability to declare and pay dividends. Our inability to raise additional funds on a timely basis would make it difficult for us to achieve our business objectives and would have a negative impact on our business, financial condition and results of operations.

Risks Related To Our Industry

Intense competition in the market for mobile electronic devices could adversely affect our revenue and operating results.

The market for mobile electronic devices in general is intensely competitive, subject to rapid changes and sensitive to new product introductions or enhancements and marketing efforts by industry participants. We expect to experience significant and increasing levels of competition in the future, including competition from private label brands offered by consumer electronics retailers. There can be no assurance that we can maintain our competitive position against current or potential competitors, including our own retail customers, especially those with greater financial, marketing, service, support, technical or other competitive resources.

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

The market for our products and services depends on economic conditions affecting the broader information technology market. Prolonged weakness in this market could cause customers to reduce their overall information technology budgets or reduce or cancel orders for our products. In this environment, our customers may experience financial difficulty, cease operations and fail to budget or reduce budgets for the purchase of our products and services. This, in turn, may lead to longer sales cycles, delays in purchase decisions, payment and collection, and may also result in downward price pressures, causing us to realize lower revenue and operating margins. In addition, general economic uncertainty and the recent general decline in capital spending in the information technology sector make it difficult to predict changes in the purchasing requirements of our customers and the markets we serve. We believe that, in light of these events, some businesses have and may continue to curtail or suspend capital spending on information technology. These factors may cause our revenue and operating margins to decline.

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

Our common stock could be delisted from The NASDAQ Global Market if we fail to maintain compliance with its listing standards.

NASDAQ imposes certain standards that a company must satisfy in order to maintain the listing of its securities on The NASDAQ Global Market. Among other things, these standards require that we maintain an audit committee comprised of at least three members, all of whom must be independent. On October 20, 2009, Larry M. Carr resigned from our board immediately due to health reasons. Due to Mr. Carr’s resignation, we received written notification from The NASDAQ Stock Market that we were not in compliance with NASDAQ Listing Rule 5605(c)(4)(B). In the event that we are not able to identify, recruit and successfully appoint a new independent board member to replace Mr. Carr by the time of our 2010 annual meeting of stockholders, our stock could be subject to delisting from The NASDAQ Global Market. Any such delisting could adversely affect the market liquidity of our common stock, and the market price of our common stock could decrease and could also adversely affect our ability to obtain financing for the continuation of our operations and/or result in the loss of confidence by investors, customers, suppliers and employees.

Our executive officers, directors and principal stockholders have substantial influence over us.

As of January 1, 2010, our executive officers, directors and principal stockholders owning greater than 5% of our outstanding common stock together beneficially owned approximately 31% of the outstanding shares of common stock. As a result, these stockholders, acting together, may be able to exercise substantial influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may also have the effect of delaying or preventing a change in our control that may be viewed as beneficial by the other stockholders.

Provisions of our certificate of incorporation and bylaws could make a proposed acquisition that is not approved by our board of directors more difficult.

Some provisions of our certificate of incorporation and bylaws could make it more difficult for a third-party to acquire us even if a change of control would be beneficial to our stockholders. These provisions include:

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

As of March 1, 2010, we had 32,544,025 shares of common stock outstanding. All of our outstanding shares are currently available for sale in the public market, some of which are subject to volume and other limitations under the securities laws. Future sales of substantial amounts of shares of our common stock by our existing stockholders in the public market, or the perception that these sales could occur, may cause the market price of our common stock to decline. We may be required to issue additional shares upon exercise of previously granted options and warrants that are currently outstanding.

As of March 1, 2010, we had (i) 35,000 shares of common stock issuable upon exercise of stock options under our long-term incentive plans, of which 35,000 options were exercisable; (ii) 1,312,535 shares of common stock issuable upon the vesting of restricted stock units under our long term incentive plan and other outstanding awards;

and (iii) 872,008 shares were available for future issuance under our existing plans. We also had warrants outstanding to purchase 5,000 shares of common stock. Increased sales of our common stock in the market after exercise of currently outstanding options could exert significant downward pressure on our stock price. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price we deem appropriate.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate offices are located in Scottsdale, Arizona. This facility consists of approximately 21,000 square feet of leased space pursuant to a lease for which the current term expires on February 28, 2014. We also lease offices in the United Kingdom, and Dong Guan, China. Each of these offices supports our selling, research and development, and general administrative activities. Our warehouse and product fulfillment operations are conducted at various third-party locations throughout the world. We believe our facilities are suitable and adequate for our current business activities for the remainder of the lease terms. Mission Technology Group leases a facility in San Diego, California.

Item 3.	Legal Proceedings

We are, from time to time, party to certain legal proceedings that arise in the ordinary course and are incidental to our business. Although litigation is inherently uncertain, based on past experience and the information currently available, our management does not believe that any currently pending and threatened litigation or claims will have a material adverse effect on the Company’s consolidated financial position or results of operations. However, future events or circumstances, currently unknown to management will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting period.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on The NASDAQ Global Market under the symbol “IGOI” since May 22, 2008. The following sets forth, for the period indicated, the high and low sales prices for our common stock as reported by The NASDAQ Global Market.

	High	Low

Year Ended December 31, 2008
Quarter Ended March 31, 2008	$1.67	$0.97
Quarter Ended June 30, 2008	$1.68	$1.16
Quarter Ended September 30, 2008	$1.30	$1.01
Quarter Ended December 31, 2008	$1.10	$0.63
Year Ended December 31, 2009
Quarter Ended March 31, 2009	$0.98	$0.49
Quarter Ended June 30, 2009	$1.32	$0.54
Quarter Ended September 30, 2009	$1.35	$0.67
Quarter Ended December 31, 2009	$1.49	$1.03

As of March 1, 2010, there were 32,544,025 shares of our common stock outstanding held by approximately 250 holders of record and the last reported sale price of our common stock on The NASDAQ Global Market on March 1, 2010 was $1.17 per share.

Dividend Policy

We have never paid cash dividends on our common stock, and it is the current intention of management to retain earnings to finance the growth of our business. Future payment of cash dividends will depend upon financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

Issuer Purchases of Equity Securities

During the fourth quarter of 2009, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers,” of shares of our common stock.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read together with our consolidated financial statements and notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other information contained in this Form 10-K. The selected financial data presented below under the captions “Consolidated Statements of Operations Data” and “Consolidated Balance Sheet Data” as of and for each of the years in the five-year period ended December 31, 2009 are derived from our consolidated financial statements, which consolidated financial statements have been audited by KPMG LLP, an independent registered public accounting firm. The consolidated balance sheet data as of December 31, 2009 and 2008 and consolidated statement of operations data for each of the years in the three-year period ended December 31, 2009, are derived from our consolidated financial statements, included in this Form 10-K.

	Years Ended December 31,
	2009	2008	2007	2006	2005
		(In thousands, except per share data)

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenue	$55,420	$77,146	$77,719	$92,464	$85,501
Cost of revenue	37,061	54,554	58,473	69,349	59,653

Gross profit	18,359	22,592	19,246	23,115	25,848
Total operating expenses	19,652	24,509	34,866	41,039	28,712

Loss from operations	(1,293)	(1,917)	(15,620)	(17,924)	(2,864)
Interest income, net	127	773	1,156	1,203	813
Gain on disposal of assets and other income, net	667	1,179	2,284	129	11,627
Litigation settlement income (expense)	—	672	—	(250)	(4,284)

Net income (loss) before income taxes	(499)	707	(12,180)	(16,842)	5,292
Provision (benefit) for income tax	(234)	—	—	—	285

Income (loss)	(265)	707	(12,180)	(16,842)	5,007
Less: Net income attributable to non-controlling interest	(284)	(256)	(384)	—	—

Net income (loss) attributable to iGo, Inc.	$(549)	$451	$(12,564)	$(16,842)	$5,007

Net income (loss) per share — basic and diluted attributable to iGo, Inc.:
Basic income (loss) per share	$(0.02)	$0.01	$(0.40)	$(0.54)	$0.16
Diluted income (loss) per share	$(0.02)	$0.01	$(0.40)	$(0.54)	$0.16
Weighted average common shares outstanding:
Basic	32,310	31,786	31,534	31,392	30,004

Diluted	32,310	34,394	31,534	31,392	32,003

CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments	$32,868	$31,104	$24,934	$17,343	$33,923
Working capital	39,803	37,639	33,400	34,495	42,902
Total assets	47,734	51,235	54,150	65,864	83,910
Long-term debt and other non-current liabilities, less current portion	—	—	—	—	824
Total stockholders’ equity	41,234	40,337	37,840	49,405	59,349

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Increased functionality and the ability to access and manage information remotely are driving the proliferation of mobile electronic devices and applications. The popularity of these devices is increasing because of reductions in size, weight, and cost and improvements in functionality, storage capacity and reliability. Each of these devices needs to be powered and because of connected when in the home, the office, or on the road, and can be accessorized, representing opportunities for one or more of our products.

Our focus is on becoming a comprehensive provider of power management solutions. The centerpiece of our new power management solutions is the launch of our new iGo Greentm products. The first iGo Green products are notebook chargers and surge protectors that incorporate our new patent-pending technology, which has been designed to reduce energy consumption and almost completely eliminate standby power, or vampire power, that results from devices that continue to consume power even when they are idle or shut-off, such as computers and mobile phones.

We believe that this power-saving technology, when combined with our existing power products that incorporate our interchangeable tip technology for both high-power and low-power mobile electronic devices, will help us achieve our long-term goal of establishing an industry standard for reduced power consumption in the charging of mobile electronic devices.

We use our proprietary technology to design and develop products that make computers and other electronic devices more efficient and cost effective, thus enabling higher utilization by professionals and consumers. Our products include power products for high-power mobile electronic devices, such as portable computers; power-saving surge protectors; power products for low-power mobile electronic devices, such as mobile phones, PDAs, and MP3 players; and accessory products. We are organized in three business segments, which consist of the High-Power Group, the Low-Power Group and the Connectivity Group. In February 2007, we sold substantially all of the assets, which consisted primarily of inventory, of our handheld hardware product line. The operating results of the handheld hardware product line were historically included in the results of the Connectivity Group. In April 2007, we sold substantially all of the remaining assets of our Connectivity Group. In addition, the operating results of Mission, which purchased substantially all of the assets of our expansion and docking product line, are consolidated with our operating results and are included in the Connectivity Group.

Sales through retailers and distributors accounted for approximately 59% of revenue for the year ended December 31, 2009 and approximately 45% of revenue for the year ended December 31, 2008. Sales to private-label resellers and OEMs accounted for approximately 27% of revenue for the year ended December 31, 2009 and approximately 45% of revenue for the year ended December 31, 2008. The balance of our revenue during these periods was derived from direct sales to end-users.

In March 2009, Targus notified us of its intent not to renew our distribution agreement, which expired in May 2009. At that time, Targus was one of our two largest customers and accounted for 21% of our sales for the year ended December 31, 2009 and 42% for the year ended December 31, 2008. Accordingly, in the future, we expect that we will be even more dependent upon a relatively small number of customers for a significant portion of our revenue, including most notably RadioShack. Further, we expect to experience a reduction in our revenue in the first half of 2010 as a result of the discontinuance of our relationship with Targus and a return to a traditional level of orders from RadioShack compared to the seasonal increase in orders that we received from RadioShack in the third quarter of 2009. We intend to develop relationships with a broader set of retailers and wireless carriers to expand the market availability of our iGo branded products. Our goal is that these relationships will allow us to diversify our customer base, add stability and decrease our historical reliance upon a limited number of private label resellers. These relationships could significantly increase the availability and exposure of our products, particularly among large national and international retailers and wireless carriers, however we can provide no assurance that we will be able to replace the lost revenue from Targus.

Our ability to execute successfully on our near and long-term objectives depends largely upon the general market acceptance of our green technology which allows users to significantly reduce vampire power, our ability to acquire and protect our proprietary rights to this technology, and on general economic conditions. Additionally, we must execute on the customer relationships that we have developed and continue to design, develop, manufacture and market new and innovative technology and products that are embraced by these customers and the overall market in general.

High-Power Group.  Our High-Power Group is focused on the development, marketing and sale of power products and accessories for mobile electronic devices with high power requirements, which consist primarily of portable computers and our recently introduced line of power-saving surge protectors. These devices also allow users to simultaneously charge one or more low-power mobile electronic devices with our optional iGo dualpower and power splitter accessories. We sell our iGo branded products directly to retailers such as RadioShack, hhgregg, Fry’s Electronics and Office Max. Historically, we sold these products to private-label resellers and OEM’s. We supplied OEM — specific, high-power adapter products to Dell through the first quarter of 2007 and we supplied Lenovo through the first quarter of 2008. Until May 2009, we also marketed and distributed high-power adapter products on a private-label basis through Targus. Targus accounted for approximately 40% of High-Power Group revenue for the year ended December 31, 2009 and approximately 70% of High-Power Group revenue for the year ended December 31, 2008. High-Power Group revenue accounted for approximately 52% of revenue for the year ended December 31, 2009 and approximately 60% of revenue for the year ended December 31, 2008.

Low-Power Group.  Our Low-Power Group is focused on the development, marketing and sale of power products for low-power mobile electronic devices, such as mobile phones, smartphones, PDAs, MP3 players and portable gaming consoles. These products include cigarette lighter adapters, mobile AC adapters, low-power universal AC/DC adapters, and low-power universal battery products. Each of these power devices is designed to incorporate our interchangeable tip technology. We sell these products to distributors, resellers and retailers. Low-power product revenue accounted for approximately 36% of revenue for the year ended December 31, 2009 and 31% of revenue for the year ended December 31, 2008.

During 2007, the market for foldable keyboards decreased significantly and we made the decision to discontinue the production and marketing of foldable keyboard products. We sold the remaining inventory of these products in the ordinary course of business. Accordingly, revenue from this product line decreased significantly in 2008. We have historically accounted for our foldable keyboard business as part of our Low-Power Group. Sales of these foldable keyboard products represented less than 1% of our total revenue for the years ended December 31, 2009 and 2008, respectively.

Connectivity Group.  Our Connectivity Group consists primarily of the operating results of Mission. The Connectivity Group was historically focused on the development, marketing and sale of connectivity and expansion and docking products.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make a number of estimates and judgments which impact the reported amounts of assets, liabilities, revenue and expenses and the related disclosure of contingent assets and liabilities.

On an on-going basis, we evaluate our estimates, including those related to bad debt expense, warranty obligations, sales returns, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition.  Revenue from product sales is generally recognized upon shipment and transfer of ownership from us or our contract manufacturers to the customers. Allowances for sales returns and credits are provided for in the same period the related sales are recorded. Should the actual return or sales credit rates differ from our estimates, revisions to our estimated allowance for sales returns and credits may be required.

Our recognition of revenue from product sales to distributors, resellers and retailers, or the “retail and distribution channel,” is affected by agreements giving certain customers rights to return up to 15% of their prior quarter’s purchases, provided that the customer places a new order for an equal or greater dollar value of the amount returned. We also have agreements with certain customers that allow them to receive credit for subsequent price reductions, or “price protection.” At the time we recognize revenue related to these agreements, we reduce revenue for the gross sales value of estimated future returns, as well as our estimate of future price protection. We also reduce cost of revenue for the gross product cost of estimated future returns. We record an allowance for sales returns in the amount of the difference between the gross sales value and the cost of revenue as a reduction of accounts receivable. We also have agreements with certain customers that provide them with a 100% right of return prior to the ultimate sale to an end user of the product. Accordingly, we have recorded deferred revenue of $965,000 and $412,000 as of December 31, 2009 and 2008, respectively, which we expect to recognize as revenue when the product is sold to the end user. Gross sales to the retail and distribution channel accounted for approximately 59% of revenue for the year ended December 31, 2009 and 45% of revenue for the year ended December 31, 2008.

Historically, a correlation has existed between the amount of retail and distribution channel inventory and the amount of returns that actually occur. The greater the inventory held by our distributors, the more product returns we expect. As part of our effort to reach an appropriate accounting estimate for returns, for each of our products, we monitor levels of product sales and inventory at our distributors’ warehouses and at retailers. In estimating returns, we analyze historical returns, current inventory in the retail and distribution channel, current economic trends, changes in consumer demand, the introduction of new competing products and market acceptance of our products.

In recent years, as a result of a combination of the factors described above, we have reduced our gross sales to reflect our estimated amounts of returns and price protection. It is possible that returns could increase rapidly and significantly in the future. Accordingly, estimating product returns requires significant management judgment. In addition, different return estimates that we reasonably could have used could have had a material impact on our reported sales and thus could have had a material impact on the presentation of the results of operations. For these reasons, we believe that the accounting estimate related to product returns and price protection is a critical accounting estimate.

Inventory Valuation.  Inventories consist of finished goods and component parts purchased both partially and fully assembled. We experience all the typical risks and rewards of inventory held by contract manufacturers. Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories include material, labor and overhead costs. Labor and overhead costs are allocated to inventory based on a percentage of material costs. We monitor usage reports to determine if the carrying value of any items should be adjusted due to lack of demand. We make a downward adjustment to the value of our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. We recorded a downward adjustment of $4.0 million during the year ended December 31, 2007. During 2008, we recorded additional profit due to better than planned sales of excess inventory that had previously been adjusted to zero value. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Deferred Tax Valuation Allowance.  We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining the amount of the valuation allowance, we consider estimated future taxable income as well as feasible tax planning strategies in each taxing jurisdiction in which we operate. Historically, we have recorded a deferred tax valuation allowance in an amount equal to our net deferred tax assets. If we determine that we will ultimately be able to utilize all or a portion of deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be released to income as a credit to income tax expense. During 2009, we released $234,000 of the valuation allowance relating to an application for a refund of federal alternative minimum taxes paid in 2005 and 2006 in connection with the Worker, Homeownership, and Business Assistance Act of 2009.

Long-Lived Asset Valuation.  We test our recorded long-lived assets whenever events indicate the recorded intangible assets may be impaired. Our long-lived asset impairment approach is based on an undiscounted cash flows approach. We have recorded long-lived asset impairment charges in the past, and if we fail to achieve our assumed growth rates or assumed gross margin, we may incur additional charges for impairment in the future. For these reasons, we believe that the accounting estimates related to long-lived assets are critical accounting estimates.

Variable Interest Entities.  The primary beneficiary of a variable interest entity (“VIE”) is required to include the VIE’s assets, liabilities and operating results in its consolidated financial statements. In general, a VIE is an entity used to conduct activities or hold assets that either (i) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (ii) has a group of equity owners that are unable to make significant decisions about its activities, or (iii) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

In April 2007, we completed a sale of the assets of our expansion and docking business to Mission, an entity that was formed by a former officer of the Company, in exchange for $3.9 million of notes receivable and a 15% common equity interest. We contributed no cash equity to Mission at its formation and Mission’s equity consists solely of its operating profit. Accordingly, we have determined that Mission does not have sufficient equity to carry out its principal operating activities without subordinated financial support, and that Mission qualifies as a VIE. We have also determined that our 15% equity interest and our $3.9 million notes receivable qualify as variable interests. Furthermore, as Mission is obligated to repay the promissory notes it issued to us, we have determined that we are the primary beneficiary of the VIE, and accordingly, must include the assets, liabilities and operating results of Mission in our consolidated financial statements.

In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-17 (“ASU 2009-17”) 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with VIE’s and any significant changes in risk exposure due to that involvement. ASU 2009-17 is effective for fiscal years beginning after November 15, 2009 and for interim periods within the first annual reporting period. As a result of the adoption of ASU 2009-17 on January 1, 2010, we expect to no longer consolidate the results of Mission.

Results of Operations

The following table sets forth certain consolidated financial data for the periods indicated expressed as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2009	2008	2007

Revenue	100.0%	100.0%	100.0%
Cost of revenue	66.9%	70.7%	75.2%

Gross profit	33.1%	29.3%	24.8%

Operating expenses:
Sales and marketing	13.8%	11.8%	12.6%
Research and development	5.4%	4.6%	6.7%
General and administrative	16.2%	15.4%	19.1%
Asset impairment	—	—	6.5%

Total operating expenses	35.4%	31.8%	44.9%

Loss from operations	(2.3)%	(2.5)%	(20.1)%
Other income (expense):
Interest income, net	0.2%	1.0%	1.5%
Litigation settlement expense	—	0.9%	—
Gain on disposal of assets and other income (expense), net	1.2%	1.5%	2.9%

Net income (loss) before income tax	(0.9)%	0.9%	(15.7)%
Income tax benefit	0.4%	—	—

Net income (loss)	(0.5)%	0.9%	(15.7)%
Less: Net income attributable to non-controlling interest	(0.5)%	(0.3)%	(0.5)%

Net income (loss) attributable to iGo, Inc.	(1.0)%	0.6%	(16.2)%

Comparison of Years Ended December 31, 2009, 2008, and 2007

Revenue.  Revenue generally consists of sales of products, net of returns and allowances. To date, our revenues have come predominantly from power adapters, handheld products, expansion and docking products, and accessories. The following table summarizes the year-over-year comparison of our consolidated revenue for the periods indicated ($ in thousands):

		Decrease	Percentage Change from
Year	Annual Amount	from Prior Year	Prior Year

2009	$55,420	$(21,726)	(28.2)%
2008	77,146	(573)	(0.7)%
2007	77,719	—	—

Following is a discussion of revenue by business segment.

High-Power Group.  High-Power Group revenue is derived from sales of power products and accessories for mobile electronic devices with high power requirements, which consist primarily of portable computers. The following table summarizes the year-over-year comparison of our High-Power Group revenue for the periods indicated ($ in thousands):

		Decrease	Percentage Change from
Year	Annual Amount	from Prior Year	Prior Year

2009	$28,752	$(17,404)	(37.7)%
2008	46,156	(1,918)	(4.0)%
2007	48,074	—	—

The 2009 decrease in High-Power Group revenue was primarily due to the decrease in the sales of high power products to private label resellers. Overall sales of high-power products to private label resellers decreased by

$17.9 million, or 55.8% to $14.2 million for the year ended December 31, 2009 as compared to $32.1 million for the year ended December 31, 2008. In March 2009, Targus notified us of its intent not to renew our distribution agreement, which expired by its terms in May 2009. Accordingly, we do not anticipate any significant additional orders for our power products from Targus beyond the year ending December 31, 2009. Sales to Targus decreased by $20.7 million, or 64.0% to $11.6 million for the year ended December 31, 2009, compared to $32.3 million for the year ended December 31, 2008. The decline in sales of high power products to private label resellers was partially offset by an increase in sales of high power products to wireless carriers of $454,000 for the year ended December 31, 2009 compared to December 31, 2008. We expect High-Power Group revenue in 2010 to stabilize as we anticipate growth in sales of high-power products and power-saving surge protectors to retailers.

The 2008 decrease in High-Power Group revenue was primarily due to the decrease in the sale of high power products to OEM accounts. Sales to OEMs decreased by $10.0 million, or 87.9%, to $1.4 million for the year ended December 31, 2008 compared to $11.4 million for the year ended December 31, 2007 due to the loss of business from Dell and Lenovo. This decrease was partially offset by an increase in revenue from sales to Targus in 2008 by $5.1 million, or 18.9%, to $32.3 million for the year ended December 31, 2008 compared to $27.1 million for the year ended December 31, 2007. Likewise, revenue from sales to RadioShack increased by $3.3 million, or 63.1%, to $8.5 million for the year ended December 31, 2008 compared to $5.2 million for the year ended December 31, 2007.

Low-Power Group.  Low-Power Group revenue is derived from the sales of low-power adapter products and foldable keyboard products. The following table summarizes the year-over-year comparison of our Low-Power Group revenue for the periods indicated ($ in thousands):

		Increase/(Decrease)	Percentage Change
Year	Annual Amount	from Prior Year	from Prior Year

2009	$20,187	$(3,560)	(15.0)%
2008	23,747	1,334	6.0%
2007	22,413	—	—

The 2009 decrease in Low-Power Group revenue was primarily due to a decrease in the sale of low-power products to RadioShack. Overall sales of low-power products to RadioShack decreased by $4.2 million, or 24.5%, to $12.8 million, or 63.6% of Low-Power Group revenue, for the year ended December 31, 2009 as compared to $17.0 million, or 71.7% of Low-Power Group revenue, for the year ended December 31, 2008. This decrease was partially offset by an increase in sales to wireless distributors and other retailers of $437,000, or 6.3% to $7.4 million for the year ended December 31, 2009 compared to $7.0 million for the year ended December 31, 2008. We expect sales of low power products to RadioShack to continue to decline in 2010 as a result of the introduction of its own private label brand of low-power products during 2009. We anticipate continuing to gain market penetration into wireless distribution and other retail channels in 2010, which could partially offset the expected decrease in revenue from RadioShack.

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

Connectivity Group.  Connectivity Group revenue was derived from sales of expansion and docking products and handheld products. In the first quarter of 2007, we divested the handheld hardware product line. In the second quarter of 2007, we sold the assets of the expansion and docking product line to Mission. We consolidate the operating results of Mission Technology and those results are included in the Connectivity Group. See

“— Acquisitions and Dispositions” for more information. The following table summarizes the year-over-year comparison of our Connectivity Group revenue for the periods indicated ($ in thousands):

		Increase/(Decrease)	Percentage Change
Year	Annual Amount	from Prior Year	from Prior Year

2009	$6,481	$(762)	(10.5)%
2008	7,243	11	0.2%
2007	7,232	—	—

Connectivity revenue decreased for the year ended December 31, 2009 compared with revenue for the year ended December 31, 2008 due primarily to a general decline in demand for these products. Beginning January 1, 2010, we expect to no longer consolidate the operating results of Mission Technology Group into the Connectivity Group, and as a result, we expect to eliminate the Connectivity Group segment effective January 1, 2010.

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

Cost of revenue:

		Decrease	Percentage Change
Year	Cost of Revenue	from Prior Year	from Prior Year

2009	$37,061	$(17,493)	(32.1)%
2008	54,554	(3,919)	(6.7)%
2007	58,473	—	—

Gross profit and gross margin:

			Increase/(Decrease)	Percentage Change
			in Gross Profit	from Prior Year
Year	Gross Profit	Gross Margin	from Prior Year	(Total Dollars)

2009	$18,359	33.1%	$(4,233)	(18.7)%
2008	22,592	29.3%	3,346	17.4%
2007	19,246	24.8%	—	—

The 2009 decrease in cost of revenue and corresponding increase in gross profit was primarily due to the decrease in revenue discussed above. The increase in gross margin was due primarily to an increase in average direct margin, which excludes labor and overhead costs, on high-power and low-power products to 39.2% for the year ended December 31, 2009 compared to 35.9% for the year ended December 31, 2008, primarily as a result in the decline of sales of high power products to private label resellers which typically result in lower margins, combined with an increase in the mix of sales to low-power products relative to total revenue. Labor and overhead costs, which are mostly fixed, decreased by $1.7 million, or 32.6%, to $3.3 million for the year ended December 31, 2009, compared to $5.0 million for the year ended December 31, 2008. As a result of these factors, cost of revenue, as a percentage of revenue, decreased to 66.9% for the year ended December 31, 2009 from 70.7% for the year ended December 31, 2008.

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

Sales and marketing.  Sales and marketing expenses generally consist of salaries, commissions and other personnel-related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. The following table summarizes the year-over-year comparison of our sales and marketing expenses for the periods indicated ($ in thousands):

		Decrease	Percentage Change
Year	Annual Amount	from Prior Year	from Prior Year

2009	$7,646	$(1,428)	(15.7)%
2008	9,074	(690)	(7.1)%
2007	9,764	—	—

The 2009 decrease in sales and marketing expenses primarily resulted from reduced personnel costs and reduced distribution and retail programs. Specifically, personnel costs decreased by $651,000 or 13.9% to $4.0 million for the year ended December 31, 2009 compared to $4.7 million for the year ended December 31, 2008. Distribution and retail program expenses decreased $885,000, or 80.5%, to $183,000 for the year ended December 31, 2009 compared to $1.1 million for the year ended December 31, 2008. As a percentage of revenue, sales and marketing expenses increased to 13.8% for the year ended December 31, 2009 from 11.8% for the year ended December 31, 2008.

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

Research and development.  Research and development expenses consist primarily of salaries and personnel-related costs, outside consulting, lab costs and travel-related costs of our product development group. The following table summarizes the year-over-year comparison of our research and development expenses for the periods indicated ($ in thousands):

		Decrease	Percentage Change
Year	Annual Amount	from Prior Year	from Prior Year

2009	$3,007	$(541)	(15.2)%
2008	3,548	(1,653)	(31.8)%
2007	5,201	—	—

The decrease in research and development expenses in 2009 resulted primarily from a decline of personnel and product certification-related expenses. Personnel-related expenses decreased by $441,000, or 16.9% to $2.2 million for the year ended December 31, 2009, compared to $2.6 million for the year ended December 31, 2008. Product certification and testing-related expenses decreased by $148,000, or 24.2% to $463,000 for the year ended December 31, 2009, compared to $611,000 for the year ended December 31, 2008. As a percentage of revenue, research and development expenses increased to 5.4% for the year ended December 31, 2009 from 4.6% for the year ended December 31, 2008.

The decrease in research and development expenses in 2008 primarily resulted from reduced personnel expenses directly relating to the impact of an organizational restructuring that occurred in July 2007. As a result of the July 2007 action, employee-related expenses decreased by $1.1 million, or 32.8%, to $2.3 million for the year ended December 31, 2008 as compared to $3.5 million for the year ended December 31, 2007. Engineering-related consulting and development fees also decreased by $474,000, or 40.9%, to $684,000 for the year ended December 31, 2008 as compared to $1.2 million for the year ended December 31, 2007. As a percentage of revenue, research and development expenses decreased to 4.6% for the year ended December 31, 2008 from 6.7% for the year ended December 31, 2007.

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

		Decrease	Percentage Change
Year	Annual Amount	from Prior Year	from Prior Year

2009	$8,999	$(2,888)	(24.3)%
2008	11,887	(2,966)	(20.0)%
2007	14,853	—	—

The 2009 decrease in general and administrative expenses primarily result from decreases to personnel-related expenses, legal expense, non-cash equity compensation, and insurance. Specifically, personnel-related expenses decreased by $880,000, or 22.7% to $3.0 million for the year ended December 31, 2009, compared to $3.9 million for the year ended December 31, 2008. Legal expense decreased $1.0 million, or 71.4% to $374,000 for the year ended December 31, 2009, compared to $1.4 million for the year ended December 31, 2008 primarily as a result of the resolution of outstanding litigation matters during 2009. Non-cash equity compensation expense decreased by $753,000, or 35.8% to $1.3 million for the year ended December 31, 2009, compared to $2.1 million for the year ended December 31, 2008 primarily as a result of a reduction in non-cash equity awards granted during 2009 combined with an increase in the number of non-cash equity awards cancelled during 2009. Insurance related expenses decreased by $90,000, or 27.8% to $234,000 for the year ended December 31, 2009, compared to $324,000 for the year ended December 31, 2008 primarily as a result of reduced premiums for directors and officers liability insurance. General and administrative expenses, as a percentage of revenue increased to 16.2% for the year ended December 31, 2009, from 15.4% for the year ended December 31, 2008.

The 2008 decrease in general and administrative expenses primarily resulted from decreases to personnel-related expenses, outside professional fees and non-cash equity compensation expense. Specifically, personnel-related expenses decreased $1.0 million, or 23.7%, to $3.4 million for the year ended December 31, 2008, from $4.4 million for the year ended December 31, 2007. Included in this decrease is $614,000 in separation expense incurred in connection with the retirement of our former chief executive officer in 2007. Outside professional fees, including legal and accounting, decreased $1.0 million, or 28.1%, to $2.6 million for the year ended December 31, 2008, from $3.7 million for the year ended December 31, 2007. Non-cash equity compensation decreased by $563,000 to $2.1 million, or 21.4%, for the year ended December 31, 2008 from $2.6 million for the year ended December 31, 2007, due primarily to the organizational restructuring that occurred in July 2007 and the resignation of a board member that occurred in May 2008. General and administrative expenses as a percentage of revenue decreased to 15.4% for the year ended December 31, 2008 from 19.1% for the year ended December 31, 2007.

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

We recorded no asset impairment charges during the years ended December 31, 2009 and 2008.

Interest income, net.  Interest income, net consists primarily of interest earned on our cash balances and short-term investments. The following table summarizes the year-over-year comparison of interest income, net for the periods indicated ($ in thousands):

		Decrease	Percentage Change
Year	Annual Amount	from Prior Year	from Prior Year

2009	$127	$(646)	(83.6)%
2008	$773	$(383)	(33.1)%
2007	1,156	—	—

The 2009 decrease was primarily due to generally declining interest rates during 2009. At December 31, 2009, the average yield on our cash and short-term investments was less than 1%.

The 2008 decrease was primarily due to generally declining interest rates during 2008. At December 31, 2008, the average yield on our cash and short-term investments was approximately 2.2%.

Gain (loss) on disposal of assets and other income, net.  Gain (loss) on disposal of assets and other income, net consists of the net proceeds received from the disposal of assets, less the remaining net book value of the disposed assets and other income in connection with the collection of notes receivable that had been previously deferred in connection with the sale of the assets of our handheld software and hardware product lines. The following table summarizes the year-over-year comparison of gain on disposal of assets for the periods indicated ($ in thousands):

		Decrease	Percentage Change
Year	Annual Amount	from Prior Year	from Prior Year

2009	$667	$(512)	(43.4)%
2008	$1,179	$(1,105)	(48.4)%
2007	$2,284	—	—

The 2009 gain on disposal of assets and other income, net was primarily due to other deferred income recorded in connection with the collections of notes receivable from Quickoffice and CradlePoint relating to our sales of the assets of our handheld software product line in 2004 and our hardware product line in 2007.

The 2008 gain on disposal of assets and other income, net was primarily due to our sale of a portfolio of 23 patents and patents pending relating to our foldable keyboard intellectually property, with a net book value of $344,000 for net proceeds of approximately $1.0 million which resulted in a gain of approximately $656,000.

The 2007 gain on disposal of assets and other income, net was primarily due to our sale of a portfolio of 13 patents and patents pending relating to our SplitBridge and serialized PCI intellectual property, with a net book value of $28,000 for net proceeds of approximately $1.8 million, which resulted in a gain of approximately $1.8 million.

Litigation settlement.  Litigation settlement consists of income/expenses incurred in connection with the settlement of litigation.

Certain former officers of iGo Corporation had sought potential indemnification claims against our wholly-owned subsidiary, iGo Direct Corporation, relating to an SEC matter involving such individuals (but not involving us) that related to matters that arose prior to our acquisition of iGo Corporation in September 2002. We initiated litigation against the carrier of iGo Corporation’s directors’ and officers’ liability insurance for coverage of these claims under its insurance policy. During 2006, we reached settlement agreements with two of the three former officers of iGo Corporation who were seeking indemnification from us, and during the quarter ended March 31, 2008, we settled our litigation with iGo Corporation’s former insurance carrier, obtaining reimbursement from the insurance carrier in the amount of $1,500,000. Further, in connection with our settlement with the insurance carrier, we reached a settlement agreement with the last of the three former officers of iGo Corporation and reimbursed him $828,000 in final settlement of all his indemnification claims. We recorded net litigation settlement income of $672,000 during the year ended December 31, 2008.

Income taxes.  During the year ended December 31, 2009, we filed Form 1139, Corporation Application for Tentative Refund, to claim a refund of alternative minimum taxes paid for the year ended December 31, 2005 pursuant to the Worker, Homeownership, and Business Assistance Act of 2009, passed on November 5, 2009. As a result, we recorded an income tax benefit of $234,000 for the year ended December 31, 2009.

We have incurred net operating losses from inception through the end of 2009; therefore, no provision for income taxes was required for the years ended December 31, 2008 or 2007. Based on historical operating losses and our financial projections, it is more likely than not that we will not fully realize the benefits of the net operating loss carry-forwards. Thus, we have not recorded a tax benefit from our net operating loss carry-forwards for the years ended December 31, 2009, 2008 and 2007.

Operating Outlook

Due to increased competition and the current global economic downturn, we have experienced a decline in consumer demand for our products. It is difficult for us to predict the depth and length of this economic downturn and its impact on our business in the long-term. We expect 2010 revenue to continue to decrease from 2009 levels, primarily due to a reduction in consumer demand for mobile electronic accessories resulting from the ongoing worldwide recession and from the loss of our largest customer, Targus. This reduction in revenue may be partially offset by further gains in market penetration into mobile wireless carriers, distributors and retailers largely through our sales efforts.

We expect gross margin percentage in 2010 to be slightly higher than 2009 due to a shift in customer mix from private label customers to direct sales to retailers. We expect operating expenses related to our power businesses to decrease in 2010 compared to 2009, as we expect reduced general and administrative expenses, partially offset by increased spending in sales and marketing and research and development.

As a result of our planned research and development efforts, we expect to further expand our intellectual property position by filing for additional patents. A portion of these costs are recorded as research and development expense as incurred, and a portion are capitalized and amortized as general and administrative expense. We may also incur additional legal and related expenses associated with the defense and enforcement of our intellectual property portfolio, which could increase our general and administrative expenses.

Liquidity and Capital Resources

Cash and Cash Flow.  Our available cash and cash equivalents are held in bank deposits and money market funds in the United States and the United Kingdom. Our intent is that the cash balances in the United Kingdom will remain there for future growth and investments, and we will meet any liquidity requirements in the United States through ongoing cash flows from operations, external financing, or both. We actively monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal and not on maximizing yield. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities. To date, we have experienced no material loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Our primary use of cash has been to purchase short-term investments. The anticipated growth of our business will require investments in accounts receivable and inventories. In addition to our cash flow from operations, our primary sources of liquidity have been funds provided by issuances of equity securities and proceeds from the sale of intellectual property assets. We cannot assure you that these sources will be available to us in the future.

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

The following table sets forth for the period presented certain consolidated cash flow information (in thousands):

	Year Ended December 31,
	2009	2008	2007

Net cash provided by operating activities	$2,235	$5,542	$3,443
Net cash provided by (used in) investing activities	(8,272)	4,717	5,148
Net cash provided by (used in) financing activities	—	37	(1,919)
Foreign currency exchange impact on cash flow	(11)	(65)	35

Increase (decrease) in cash and cash equivalents	$(6,048)	$10,231	$6,707

Cash and cash equivalents at beginning of year	$26,139	$15,908	$9,201

Cash and cash equivalents at end of year	$20,091	$26,139	$15,908

•	Net cash provided by operating activities. Cash was provided by operating activities for the year ended December 31, 2009 as operating losses were more than offset by non-cash expenses and decreases to accounts receivable as a result of our reduced revenue base in 2009. In 2010, we expect to continue to generate cash from operating activities as we expect changes to working capital and non-cash items to more than offset any operating losses that may be incurred. Our consolidated cash flow operating metrics are as follows:

	Year Ended December 31,
	2009	2008	2007

Days outstanding in ending accounts receivable (“DSOs”)	37	59	79
Inventory turns	7	9	6

The decrease in DSOs at December 31, 2009 compared to December 31, 2008 was primarily due to decreases in accounts receivable from Targus. We expect DSOs will increase in 2010 as a result of our planned expansion of direct sales to retailers and the associated anticipated timing of cash receipts from our customers. The decrease in inventory turns was primarily due to the decline in revenue from sales to Targus and RadioShack, for whom we hold no inventory. We expect to manage inventory growth during 2010 but we expect inventory turns to decrease relative to 2009 inventory turns as we anticipate carrying higher levels of inventory for our new retail customers.

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

•	Net cash provided by (used in) investing activities. For the year ended December 31, 2009, net cash was used in investing activities as we had net purchases of $7.8 million in short-term investments and $524,000 in purchases of property plant and equipment. We anticipate future investment in capital equipment, primarily for tooling equipment to be used in the production of new products.

•	Net cash provided by (used in) financing activities. We had no financing activities in 2009. Net cash provided by financing activities for the year ended December 31, 2008 was primarily from net proceeds from the exercise of stock options and warrants. Although we expect to generate cash flows from operations sufficient to support our operations, we may issue additional shares of stock in the future to generate cash for growth opportunities. Furthermore, in the future, we may use cash to repurchase outstanding shares of our common stock.

Investments.  At December 31, 2009, our investments in marketable securities included six corporate bonds, one United States Agency bond, six commercial paper instruments issued by various companies, and one municipal mutual fund with a total fair value of approximately $13.0 million. At December 31, 2009, four of these securities had an unrealized loss, representing less than 1% of the book value of all marketable securities in the portfolio.

We believe we have the ability to hold all marketable securities to maturity. However, we may dispose of securities prior to their scheduled maturity due to changes in interest rates, prepayments, tax and credit considerations, liquidity or regulatory capital requirements, or other similar factors. As a result, we classify all marketable securities as available-for-sale. These securities are reported at fair value based on third-party broker statements, which represents level 2 in the fair value hierarchy, with unrealized gains and losses, reported in stockholders’ equity as a separate component of accumulated other comprehensive income.

Financing Facilities.  In July 2008, the line of credit we had entered into in July 2006 expired and we elected to not renew this credit facility due to our current cash and investment position. In the future, debt financing may not be available to us in amounts or on terms that are acceptable to us.

Contractual Obligations.  In our day-to-day business activities, we incur certain commitments to make future payments under contracts such as operating leases and purchase orders. Maturities under these contracts are set forth in the following table as of December 31, 2009 (amounts in thousands):

	Payment Due by Period
						More than
	2010	2011	2012	2013	2014	5 years

Operating lease obligations	$431	$440	$444	$455	$76	$—
Inventory Purchase obligations	9,558	—	—	—	—	—

Totals	$9,989	$440	$444	$455	$76	$—

The preceding table does not include Mission’s contractual obligations.

Off-Balance Sheet Arrangements.  We have no off-balance sheet financing arrangements.

Acquisitions and dispositions.  In the past we have made acquisitions of other companies to complement our product offerings and expand our revenue base.

Our future strategy includes the possible acquisition of other businesses to continue to expand or complement our operations. The magnitude, timing and nature of any future acquisitions will depend on a number of factors, including the availability of suitable acquisition candidates, the negotiation of acceptable terms, our financial capabilities and general economic and business conditions. Financing of future acquisitions would result in the utilization of cash, incurrence of additional debt, issuance of additional equity securities or a combination of all of these. Our future strategy may also include the possible disposition of assets that are not considered integral to our business which would likely result in the generation of cash.

Net Operating Loss Carryforwards.  As of December 31, 2009, we had approximately $157 million of federal net operating loss carryforwards which expire at various dates. We anticipate that the sale of common stock in our initial public offering and in subsequent private offerings, as well as the issuance of our common stock for acquisitions, coupled with prior sales of common stock will cause an annual limitation on the use of our net operating loss carryforwards pursuant to the change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended. This limitation is expected to have a material effect on the timing of and our ability to use the net operating loss carryforwards in the future. Additionally, our ability to use the net operating loss carry-forwards is dependent upon our level of future profitability, which cannot be determined.

Liquidity Outlook.  Based on our projections, we believe that our existing cash, cash equivalents, short-term investments and our cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to obtain debt financing or sell additional equity securities. The sale of additional equity securities would result in more dilution to our stockholders. In addition, additional capital resources may not be available to us in amounts or on terms that are acceptable to us.

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

To date we have not utilized derivative financial instruments or derivative commodity instruments. We do not expect to employ these or other strategies to hedge market risk in the foreseeable future. We invest our cash in money market funds and short-term investments, which are subject to minimal credit and market risk. We believe that the market risks associated with these financial instruments are immaterial.

See “Liquidity and Capital Resources” for further discussion of our capital structure. Market risk, calculated as the potential change in fair value of our cash equivalents, short-term investments and line of credit resulting from a hypothetical 1.0% (100 basis point) change in interest rates, was not material at December 31, 2009.

Item 8.	Financial Statements and Supplementary Data

IGO, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
iGo, Inc.:

We have audited the accompanying consolidated balance sheets of iGo, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iGo, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, as of January 1, 2009, the Company adopted the provisions of ASC Topic 810, Consolidation, which changed the accounting and reporting for minority interests, which are now recharacterized as noncontrolling interests and classified as a component of equity.

(signed) /s/ KPMG LLP

Phoenix, Arizona
March 9, 2010

IGO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands,
	except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$20,091	$26,139
Short-term investments	12,777	4,964
Accounts receivable, net	5,692	12,554
Inventories	6,612	4,353
Prepaid expenses and other current assets	411	527

Total current assets	45,583	48,537
Property and equipment, net	890	1,147
Intangible assets, net	1,087	1,231
Notes receivable and other assets	174	320

Total assets	$47,734	$51,235

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$3,868	$7,074
Accrued expenses and other current liabilities	1,667	3,412
Deferred revenue	965	412

Total liabilities	6,500	10,898
Equity:
Common stock, $.01 par value; authorized 90,000,000 Shares; 32,411,531 and 31,924,183 shares issued and outstanding at December 31, 2009 and 2008, respectively	324	319
Additional paid-in capital	171,035	169,863
Accumulated deficit	(131,189)	(130,640)
Accumulated other comprehensive income	140	155

Total iGo, Inc. common stockholders’ equity	40,310	39,697

Non-controlling interest	924	640

Total equity	41,234	40,337

Total liabilities and equity	$47,734	$51,235

See accompanying notes to consolidated financial statements.

IGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(In thousands,
	except per share amounts)

Revenue	$55,420	$77,146	$77,719
Cost of revenue	37,061	54,554	58,473

Gross profit	18,359	22,592	19,246

Operating expenses:
Sales and marketing	7,646	9,074	9,764
Research and development	3,007	3,548	5,201
General and administrative	8,999	11,887	14,853
Asset impairment	—	—	5,048

Total operating expenses	19,652	24,509	34,866

Loss from operations	(1,293)	(1,917)	(15,620)
Other income (expense):
Interest income, net	127	773	1,156
Gain on disposal of assets and other income, net	667	1,179	2,284
Litigation settlement income	—	672	—

Income (loss) before income tax	(499)	707	(12,180)
Income tax benefit	234	—	—

Net income (loss)	(265)	707	(12,180)
Less: Net income attributable to non-controlling interest	(284)	(256)	(384)

Net income (loss) attributable to iGo, Inc.	$(549)	$451	$(12,564)

Net income (loss) attributable to iGo, Inc. per share:
Basic	$(0.02)	$0.01	$(0.40)

Diluted	$(0.02)	$0.01	$(0.40)

Weighted average common shares outstanding:
Basic	32,310	31,786	31,534

Diluted	32,310	34,394	31,534

See accompanying notes to consolidated financial statements.

IGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

					Accumulated
			Additional		Other	Non-	Net
	Common Stock		Paid-In	Accumulated	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity
	(In thousands, except share amounts)

Balances at December 31, 2006	31,731,938	$317	$167,436	$(118,527)	$179	$—	$49,405
Issuance of common stock for warrants exercised	13,823	—	14	—	—	—	14
Issuance of common stock for options exercised	121,673	1	238	—	—	—	239
Issuance of stock awards	264,405	3	(208)	—	—	—	(205)
Issuance of common stock for board compensation	13,473	—	45	—	—	—	45
Amortization of deferred compensation	—	—	2,625	—	—	—	2,625
Purchase of treasury stock	(689,656)	(7)	(2,140)	—	—	—	(2,147)
Comprehensive income (loss):
Unrealized Gain on Available for Sale Investments	—	—	—	—	8	—	8
Foreign currency translation adjustment	—	—	—	—	36	—	36
Net income (loss)	—	—	—	(12,564)	—	384	(12,180)

Total comprehensive loss							(12,136)
Balances at December 31, 2007	31,446,185	$314	$168,010	$(131,091)	$223	$384	$37,840
Issuance of common stock for warrants exercised	27,647	—	28	—	—	—	28
Issuance of common stock for options exercised	10,785	—	9	—	—	—	9
Issuance of stock awards	439,566	5	(246)	—	—	—	(241)
Issuance of common stock for board compensation	—	—	32	—	—	—	32
Amortization of deferred compensation	—	—	2,030	—	—	—	2,030
Comprehensive income (loss):
Unrealized Loss on Available for Sale Investments	—	—	—	—	(3)	—	(3)
Foreign currency translation adjustment	—	—	—	—	(65)	—	(65)
Net income	—	—	—	451	—	256	707

Total comprehensive income							639
Balances at December 31, 2008	31,924,183	$319	$169,863	$(130,640)	$155	$640	$40,337
Issuance of stock awards	487,348	5	(138)	—	—	—	(133)
Amortization of deferred compensation	—	—	1,310	—	—	—	1,310
Comprehensive income (loss):
Unrealized Loss on Available for Sale Investments	—	—	—	—	(4)	—	(4)
Foreign currency translation adjustment	—	—	—	—	(11)	—	(11)
Net income (loss)	—	—	—	(549)	—	284	(265)

Total comprehensive loss							(280)
Balances at December 31, 2009	32,411,531	$324	$171,035	$(131,189)	$140	$924	$41,234

See accompanying notes to consolidated financial statements.

IGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except share amounts)

Cash flows from operating activities:
Net income (loss)	$(265)	$707	$(12,180)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provisions for doubtful accounts and sales returns and credits	547	611	593
Depreciation and amortization	1,524	1,563	2,074
Amortization of deferred compensation	1,310	2,030	2,625
Loss or (Gain) on disposal of assets	20	(656)	(1,535)
Impairment of goodwill	—	—	3,912
Impairment of intangible assets	—	—	573
Impairment of property and equipment	—	—	564
Compensation expense settled with stock	—	32	45
Changes in operating assets and liabilities:
Accounts receivable	6,315	3,759	3,338
Inventories	(2,259)	3,053	4,944
Prepaid expenses and other assets	(425)	96	(1,180)
Accounts payable	(3,206)	(4,620)	(522)
Accrued expenses and other current liabilities	(1,326)	(1,033)	192

Net cash provided by operating activities	2,235	5,542	3,443

Cash flows from investing activities:
Purchase of property and equipment	(524)	(342)	(464)
Purchase of investments	(13,427)	(8,812)	(883)
Sale of investments	5,611	12,871	4,645
Proceeds from sale of assets	68	1,000	1,850

Net cash (used in) provided by investing activities	(8,272)	4,717	5,148

Cash flows from financing activities:
Repurchase of common stock	—	—	(2,147)
Repayment of long-term debt and capital lease obligations	—	—	(25)
Proceeds from exercise of warrants and options	—	37	253

Net cash provided by (used in) financing activities	—	37	(1,919)

Effects of exchange rates on cash and cash equivalents	(11)	(65)	35

Net (decrease) increase in cash and cash equivalents	(6,048)	10,231	6,707

Cash and cash equivalents, beginning of year	26,139	15,908	9,201

Cash and cash equivalents, end of year	$20,091	$26,139	$15,908

Supplemental disclosure of cash flow information:
Issuance of restricted stock units for deferred compensation to employees and board members during 2009, 2008 and 2007, respectively	$88	$1,281	$2,445

See accompanying notes to consolidated financial statements.

IGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

(1)  Nature of Business

iGo, Inc. and subsidiaries (collectively, “iGo” or the “Company”) was formed on May 4, 1995. iGo was originally formed as a limited liability corporation; however, in August 1996 the Company became a corporation incorporated in the State of Delaware.

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

(2)  Summary of Significant Accounting Policies

(a) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a number of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, sales returns and price protection, inventories, warranty obligations, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes its critical accounting policies, consisting of revenue recognition, inventory valuation, deferred tax asset valuation, long-lived asset valuation, and VIE’s affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. These policies are discussed below.

(b) Principles of Consolidation

The consolidated financial statements include the accounts of iGo, Inc. and its wholly-owned subsidiaries, Mobility California, Inc., Mobility Idaho, Inc., iGo EMEA Limited, Mobility Texas, Inc., Mobility Assets, Inc. and iGo Direct Corporation, and as of April 16, 2007, the accounts of Mission Technology Group, Inc. (“Mission”), in which Mobility California, Inc. holds a 15% equity interest (collectively, “iGo” or the “Company”). The accounts of Mission are consolidated as Mission is a VIE. Refer to Note 3 for further discussion of the consolidation of Mission. All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

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
Years Ended December 31, 2009, 2008 and 2007 — (Continued)

(d) Cash and Cash Equivalents

All short-term investments purchased with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents include cash on hand and amounts on deposit with financial institutions.

(e) Investments

Short-term investments that have an original maturity between three months and one year and a remaining maturity of less than one year are classified as available-for-sale. Available-for-sale securities are recorded at fair value and are classified as current assets due to the Company’s intent and practice to hold these readily marketable investments for less than one year. Any unrealized holding gains and losses related to available-for-sale securities are recorded, net of tax, as a separate component of accumulated other comprehensive income (loss). When a decline in fair value is determined to be other than temporary, unrealized losses on available-for-sale securities are charged against net earnings. Realized gains and losses are accounted for on the specific identification method.

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

(h) Property and Equipment

Property and equipment are stated at cost. Depreciation on furniture, fixtures and equipment is provided using the straight-line method over the estimated useful lives of the assets ranging from three to five years. Leasehold improvements are amortized over the shorter of the lease term or estimated useful life. Tooling is capitalized at cost and is depreciated over a two-year period. The Company periodically evaluates the recoverability of property and equipment and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that an impairment exists. The Company evaluates recoverability by a comparison of the carrying amount of the assets to future projections of undiscounted cash flows expected to be generated by the assets. The estimated future cash flows used are based on our business plans and forecasts, which consider historical results adjusted for

IGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007 — (Continued)

future expectations. If future market conditions and the Company’s outlook deteriorate, the Company may be required to record impairment charges in the future.

(i) Intangible Assets

Intangible assets include the cost of patents, trademarks and non-compete agreements, as well as identifiable intangible assets acquired through business combinations including trade names, customer lists and software technology. Intangible assets are amortized on a straight-line basis over their estimated economic lives of three to ten years. The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that an impairment exists. The Company evaluates recoverability by a comparison of the carrying amount of the assets to future projections of undiscounted cash flows expected to be generated by the assets. The estimated future cash flows used are based on our business plans and forecasts, which consider historical results adjusted for future expectations. If future market conditions and the Company’s outlook deteriorate, the Company may be required to record impairment charges in the future. All of the Company’s intangible assets are subject to amortization.

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

(l) Net Income (Loss) per Common Share

Basic income (loss) per share is computed by dividing income (loss) by the weighted-average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or contracts to issue common stock were exercised or converted to common stock or resulted in the issuance of common stock that then shared in the earnings or loss of the Company. For 2009 and 2007, the assumed exercise of outstanding stock options and warrants and the impact of restricted stock units have been excluded from the calculations of diluted net loss per share as their effect is anti-dilutive.

IGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007 — (Continued)

(m) Share-based Compensation

The Company measures all share-based payments to employees at fair value and records expense in the consolidated statement of operations over the requisite service period (generally the vesting period).

(n) Fair Value of Financial Instruments

The Company’s financial instruments include cash equivalents, short-term investments, accounts receivable, and accounts payable. Due to the short-term nature of cash equivalents, accounts receivable, and accounts payable, the fair value of these instruments approximates their recorded value. The Company does not have material financial instruments with off-balance sheet risk.

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

(q) Segment Reporting

The Company is engaged in the business of selling accessories for computers and mobile electronic devices. The Company has three reporting business segments, consisting of the High-Power Group, Low-Power Group, and Connectivity Group. As of December 31, 2009, 2008 and 2007, the results of the Connectivity Segment consist of the operating results of Mission.

(r) Recently Issued Accounting Pronouncements

In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-17 (“ASU 2009-17”) 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with VIE’s and any significant changes in risk exposure due to that involvement. ASU 2009-17 is effective for fiscal years beginning after November 15, 2009 and for interim periods within the first annual reporting period. As a result of the adoption of ASU 2009-17 on January 1, 2010, the Company expects it will no longer consolidate the results of Mission.

In June 2009, the FASB issued guidance now codified as Accounting Standards Codification (“ASC”) Topic 105, “Generally Accepted Accounting Principles” (“ASC Topic 105”) as the single source of authoritative non-governmental U.S. GAAP. ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place (the “Codification”). On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. The provisions of ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009. The Company adopted ASC Topic 105 in the third quarter of 2009. This pronouncement had no effect on the Company’s consolidated financial position, results of operations or

IGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007 — (Continued)

cash flows, but impacted the Company’s financial reporting process by replacing all references to pre-Codification standards with references to the applicable Codification topic.

In May 2009, the FASB issued guidance now codified as ASC 855-10-25-01, “Subsequent Events” (“ASC 855-10-25-01”) which establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted ASC 855-10-25-01 effective with the interim report for the period ended June 30, 2009. The Company has performed an evaluation of subsequent events and no non-recognized subsequent events were noted.

In December 2007, the FASB issued guidance now codified as ASC Topic 810, “Consolidation” (“ASC Topic 810”), which changes the accounting and reporting for minority interests such that they will be re-characterized as non-controlling interests and classified as a component of equity. It also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted the above-noted guidance of ASC Topic 810 on January 1, 2009 and the Company presents non-controlling interest in Mission (previously shown as minority interest) as a component of equity on the consolidated balance sheets. Minority interest expense is no longer separately reported as a reduction to net income (loss) on the consolidated statement of operations, but is instead shown below net income (loss) under the heading “net income (loss) attributable to non-controlling interest.” Total provision for income taxes remains unchanged; however, the Company’s effective tax rate as calculated from the amounts shown on the consolidated statement of operations has changed as net income (loss) attributable to non-controlling interest is no longer included as a deduction in the determination of income (loss) from continuing operations. Operating losses can be allocated to non-controlling interests even when such allocation results in a deficit balance (i.e., book value can go negative). As discussed above, the company expects to deconsolidate Mission Technology effective January 1, 2010.

(3)  Variable Interest Entity

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

In April 2007, the Company completed a sale of the assets of its expansion and docking business to Mission, an entity that was formed by a former officer of the Company, in exchange for $3,930,000 of notes receivable and a 15% common equity interest. There was no cash equity contributed to Mission at its formation and Mission’s equity consists solely of its operating profit. Accordingly, the Company has determined that Mission does not have sufficient equity to carry out its principal operating activities without subordinated financial support, and that Mission qualifies as a VIE. The Company has also determined that its 15% equity interest and its $3,930,000 notes receivable qualify as variable interests. Furthermore, as Mission is obligated to repay the promissory notes it issued to the Company, the Company has determined that it is the primary beneficiary of the VIE, and accordingly, must include the assets, liabilities and operating results of Mission in its consolidated financial statements. The Company reports as “Non-controlling interest” the portion of the Company’s net income (loss) that is attributable to the collective ownership interests of non-controlling investors. Non-controlling interest represents the 85% share in the

IGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007 — (Continued)

net earnings of Mission held by other owners. As of December 31, 2009, the unpaid principal balance of the remaining note receivable from Mission was $1,847,000.

The following table summarizes the balance sheet effect of consolidating Mission as of December 31, 2009:

			iGo
	Mission		Consolidated
	(Amounts in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$316		$20,091
Short-term investments	—		12,777
Accounts receivable, net	583	*	5,692
Inventories	648		6,612
Prepaid expenses and other current assets	10		411

Total current assets	1,557		45,583
Property and equipment, net	—		890
Intangible assets, net	—		1,087
Notes receivable and other assets	—		174

Total assets	$1,557		$47,734

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$311		$3,868
Accrued expenses and other current liabilities	271	*	1,667
Deferred revenue	51		965

Total liabilities	633		6,500
Equity:
Total iGo, Inc. common stockholders’ equity	$—		$40,310
Non-controlling interest	924		924

Total equity	924		41,234

Total liabilities and equity	$1,557		$47,734

*	Reflects the elimination of intercompany accounts and notes receivable.

(4)  Fair Value Measurement

As of December 31, 2009, the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis are comprised of overnight money market funds and investments in marketable securities.

The Company invests excess cash from its operating cash accounts in overnight money market funds and reflects these amounts within cash and cash equivalents on the consolidated balance sheet at a net value of 1:1 for each dollar invested.

At December 31, 2009, investments totaling $12,777,000 are included within short-term investments on the consolidated balance sheet. These investments are considered available-for-sale securities and are reported at fair

IGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007 — (Continued)

value based on third-party broker statements which represents level 2 in the fair value hierarchy. The unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income. Realized gains and losses are included in interest income, net.

(5)  Investments

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

The Company used net cash of $13,427,000 in the purchase of available-for-sale marketable securities during the year ended December 31, 2009, and it generated net proceeds of $5,611,000 in the sale of such securities for the year ended December 31, 2009. The Company generated net proceeds of $4,059,000 in the purchase and sale of securities for the year ended December 31, 2008.

As of December 31, 2009 and 2008, the amortized cost basis, unrealized holding gains, unrealized holding losses, and aggregate fair value by short-term major security type investments were as follows (amounts in thousands):

	December 31, 2009			December 31, 2008
		Net			Net
		Unrealized			Unrealized
		Holding			Holding
	Amortized	Gains	Aggregate	Amortized	Gains	Aggregate
	Cost	(Losses)	Fair Value	Cost	(Losses)	Fair Value

U.S. corporate securities:
Commercial paper	$3,495	$—	$3,495	$1,642	$4	$1,646
Corporate notes and bonds	3,278	—	3,278	3,319	(1)	3,318

	6,773	—	6,773	4,961	3	4,964

U.S. municipal funds	5,000	4	5,004	—	—	—
U.S. government securities	1,001	(1)	1,000	—	—	—

	$12,774	$3	$12,777	$4,961	$3	$4,964

(6)  Inventories

Inventories consist of the following (amounts in thousands):

	December 31,
	2009	2008

Raw materials	$648	$740
Finished goods	5,964	3,613

	$6,612	$4,353

IGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007 — (Continued)

(7)  Property and Equipment

Property and equipment consists of the following (amounts in thousands):

	December 31,
	2009	2008

Furniture and fixtures	$421	$448
Store, warehouse and related equipment	721	982
Computer equipment	3,213	2,914
Tooling	2,114	1,949
Leasehold improvements	535	550

	7,004	6,843
Less accumulated depreciation and amortization	(6,114)	(5,696)

Property and equipment, net	$890	$1,147

Aggregate depreciation and amortization expense for property and equipment totaled $692,000, $748,000 and $1,274,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

(8)	Asset Impairment

The Company incurred no asset impairment charges during the years ended December 31, 2009 and 2008, respectively.

During the quarter ended December 31, 2007, the Company determined that there was an indication that property and equipment, with a gross value of $917,000, amortizable intangible assets, with a gross value of $970,000, associated with its Low-Power Group segment, and goodwill with a gross value of $3,912,000 associated with its High-Power and Low-Power Group segments might be impaired. Accordingly, the Company performed impairment analyses and determined that these property and equipment assets, amortizable intangible assets, and goodwill were impaired due to a significant deterioration in forecasted sales. As a result, during the quarter ended December 31, 2007, the Company recorded impairment charges of $563,000 related to property and equipment, which was net of accumulated depreciation of $353,000, $573,000 related to amortizable intangible assets, which was net of accumulated amortization of $397,000, and $3,912,000 related to goodwill. These impairment charges are included in the consolidated statements of operations under the caption “Asset Impairment.”

(9)	Intangible Assets

Intangible assets consist of the following at December 31, 2009 and 2008 (amounts in thousands):

		December 31, 2009			December 31, 2008
	Average	Gross		Net	Gross		Net
	Life	Intangible	Accumulated	Intangible	Intangible	Accumulated	Intangible
	(Years)	Assets	Amortization	Assets	Assets	Amortization	Assets

Amortized intangible assets:
License fees	7	$—	$—	$—	$334	$(334)	$—
Patents and trademarks	3	4,007	(3,053)	954	3,320	(2,270)	1,050
Trade names	10	442	(309)	133	442	(261)	181
Customer intangibles	3	—	—	—	33	(33)	—

Total		$4,449	$(3,362)	$1,087	$4,129	$(2,898)	$1,231

IGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007 — (Continued)

In December, 2008, the Company sold a portfolio of patents and patents pending related to its foldable keyboard technology for gross proceeds of $1,000,000. The net book value of this portfolio of patents was $344,000, resulting in a gain on the sale of these assets of $656,000. The Company continues to maintain all of its patents and patents pending related to its power and other technologies.

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

Aggregate amortization expense for identifiable intangible assets totaled $832,000, $815,000 and $800,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Estimated amortization expense for each of the five succeeding years ended December 31 is as follows (amounts in thousands):

Amortization
Year	Expense

2010	$608
2011	211
2012	139
2013	62
2014	28

(10)	Notes Receivable and Other Assets

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
Years Ended December 31, 2009, 2008 and 2007 — (Continued)

interest at the rate of 6% annually, with payments to be made monthly over two years from the date of the amendment. The Company did not recognize a loss as a result of this amendment.

The estimated net realizable value of the note receivable from CradlePoint in connection with this transaction is included in notes receivable and other assets. The gross outstanding principal balance of the new promissory note was $456,000 as of December 31, 2009, and the Company has recorded an allowance of $456,000 against this note. Accordingly, the net balance of the new CradlePoint note receivable was $0 as of December 31, 2009, and the net balance of the old CradlePoint note receivable was $210,000 as of December 31, 2008.

(11)	Lease Commitments

The Company has entered into various non-cancelable operating lease agreements for its office facilities and office equipment, which expire in 2014. Existing facility leases require monthly rents plus payment of property taxes, normal maintenance and insurance on facilities. Rental expense for the operating leases was $667,000, $752,000 and $980,000 during the years ended 2009, 2008, and 2007, respectively.

A summary of the minimum future lease payments for the years ending December 31 follows (amounts in thousands):

2010	$431
2011	440
2012	444
2013	455
2014	76
Thereafter	—

$1,846

(12)	Income Taxes

The provision for income taxes includes income taxes currently payable and those deferred due to temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. During the year ended December 31, 2009, the Company filed Form 1139, Corporation Application for Tentative Refund, to claim a refund of alternative minimum taxes paid for the year ended December 31, 2005 pursuant to the Worker, Homeownership, and Business Assistance Act of 2009, passed on November 5, 2009. As a result, the Company recorded an income tax benefit of $234,000 for the year ended December 31, 2009. The Company recorded no provision for income taxes for the years ended December 31, 2008 and 2007.

IGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007 — (Continued)

The provision for income taxes differed from the amounts computed by applying the statutory U.S. federal income tax rate of 34% in 2009, 2008 and 2007 to income (loss) before income taxes as a result of the following:

	Years Ended December 31,
	2009		2008	2007

Expected tax at federal statutory rate	$(170)		$240	$(4,141)
Equity interest in non-includable entity	(68)		(102)	(132)
Meals, entertainment and other non-deductible expenses	16		15	22
Foreign rate differential	371		50	36
Gain on sale of assets of Texas subsidiary	36		(16)	(3)
Expired stock options	144		—	—
Change of net operating loss as a result of Section 382 Study	—		(19,670)	—
Change in deferred tax valuation allowance	(563)		19,483	3,632
Adjustment to deferred taxes	—		—	(663)
Non-deductible goodwill impairment	—		—	1,249

Income tax (benefit)	$(234	)_	$—	$—

With the exception of 2005 and 2006, the Company has generated net operating losses for income tax reporting purposes since inception. At December 31, 2009, the Company had net operating loss carry-forwards for federal income tax purposes of approximately $156,873,000 and approximately $8,854,000 for foreign income tax purposes which, subject to possible annual limitations, are available to offset future taxable income, if any. The federal net operating loss carry-forwards expire between 2018 and 2029.

IGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007 — (Continued)

The temporary differences that give rise to deferred tax assets and liabilities at December 31, 2009 and 2008 are as follows (amounts in thousands):

	December 31,
	2009	2008

Deferred tax assets:
Net operating loss carryforward for federal income taxes	$53,337	$53,420
Net operating loss carryforward for foreign income taxes	2,700	2,328
Net operating loss carryforward for state income taxes	2,767	3,010
Depreciation and amortization	1,141	1,575
Accrued liabilities	1,358	1,843
Reserves	182	245
Bad debts	49	213
Tax credits	372	631
Inventory obsolescence	536	755

Total gross deferred tax assets	62,442	64,020

Deferred tax liabilities:
Intangible Assets	—	(47)
Acquisitions	—	(145)

Total gross deferred tax liabilities	—	(192)

Net deferred tax assets	62,442	63,828
Less valuation allowance	(62,442)	(63,828)

Net deferred tax assets	$—	$—

The valuation allowance for deferred tax assets as of December 31, 2009 and 2008 was $62,442,000 and $63,828,000, respectively. The change in the total valuation allowance for the year ended December 31, 2009 was a decrease of $1,386,000.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods i which those temporary differences become deductible. In addition, due to changes in ownership resulting from the frequency of equity transactions and acquisitions by the Company, it is possible the use of the Company’s remaining net operating loss carry-forward may be limited in accordance with Section 382 of the Internal Revenue Code.

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

Uncertain Tax Positions

The Company is required to recognize in the financial statements the impact of a tax position, if that position is not more likely than not of being sustained upon examination, based on the technical merits of the position. It is the Company’s policy to recognize interest and penalties related to uncertain tax positions in general and administrative

IGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007 — (Continued)

expense. As a result of its historical net operating losses, the statute of limitations remains open for each tax year since 1998.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (amounts in thousands):

	December 31,	December 31,
	2009	2008

Gross unrecognized tax benefits, beginning of year	$356	$297
Additions based on tax positions related to the current year	21	86
Additions/Subtractions for tax positions of prior years	(27)	(27)
Reductions for settlements and payments	—	—
Reductions due to statute expiration	—	—

Gross unrecognized tax benefits, end of year	$350	$356

Included in the balance of gross unrecognized tax benefits at December 31, 2009, are $58,000 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would normally accelerate the payment of cash to the taxing authority to an earlier period. However, because the Company has significant tax net operating losses in the federal and most state taxing jurisdictions, the Company believes any ultimate settlement of these items differently than as reported in the original tax returns will have little or no impact.

Included in the balance of gross unrecognized tax benefits at December 31, 2009 is $247,000 of tax positions for which ultimate tax benefit is uncertain. These amounts consist of various credits. Because of the permanent nature of these items the disallowance would normally impact the effective tax rate.

With respect to the uncertain positions identified above, both timing and credit items, the Company has established a valuation allowance against all of the credit carry-forward amounts and the net deferred tax assets. Further, sufficient net operating losses exist to offset any potential increase in taxable items. Therefore, any reversal or settlement of the amounts identified above should result in little or no additional tax. Accordingly, no interest or penalty has been accrued or included related to the table amounts shown above.

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

(13)	Stockholders’ Equity

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
Years Ended December 31, 2009, 2008 and 2007 — (Continued)

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

As of December 31, 2007, Motorola held warrants to purchase 1,190,476 shares of the Company’s common stock, with two performance targets, as defined in the warrant agreement. On February 15, 2008, 595,238 warrants expired due to non-achievement of the first set of performance criteria. At December 31, 2009, Motorola held warrants to purchase 595,238 shares of the Company’s common stock. On February 15, 2010, these warrants expired due to non-achievement of the remaining performance criteria.

At December 31, 2009, there were warrants outstanding and exercisable for 600,235 shares of common stock.

(14)	Employee Benefit Plans

(a)	Retirement Plan

The Company has a defined contribution 401(k) plan for all employees. Under the 401(k) plan, employees are permitted to make contributions to the plan in accordance with IRS regulations. The Company may make discretionary contributions as approved by the Board of Directors. The Company contributed $210,000, $255,000 and $207,000 during 2009, 2008 and 2007, respectively.

(b)	Restricted Stock Units

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

Under the 2004 Directors Plan and the 2004 Omnibus Plan, the Company has awarded Restricted Stock Units (“RSUs”), in lieu of stock options. Unearned compensation is measured at fair market value on the date of grant and recognized as compensation expense over the period in which the RSUs vest. All RSUs awarded under the 2004 Omnibus Plan during 2005 and 2006 that remained outstanding vested on January 13, 2010. All RSUs awarded under the 2004 Omnibus Plan during 2007 and 2008 will vest ratably on January 2, 2008, 2009, 2010 and 2011, but may vest earlier, either partially or in full, if specific performance criteria are met or, on a pro rata basis, upon the death, disability, termination without cause, or retirement of plan participants. All RSUs awarded under the 2004 Omnibus Plan during 2009 will vest ratably over a four year period beginning on the date of grant. RSUs awarded to board members under the 2004 Directors Plan for election to the board vest 100% upon the three-year anniversary of the grant date, but may vest earlier, on a pro rata basis, upon the death, disability, or retirement of plan participants. RSUs awarded to board members under the 2004 Directors Plan for committee service vest 100% upon the one-year anniversary of the grant date, but may vest earlier, on a pro rata basis, upon the death, disability, or retirement of plan participants.

On June 11, 2007, pursuant to the terms of the employment agreement dated May 1, 2007 by and between the Company and Michael D. Heil, the Company’s newly elected director, chief executive officer and president, Mr. Heil was awarded 1,000,000 restricted stock units outside of the Company’s 2004 Directors Plan and 2004 Omnibus Plan as an inducement award without stockholder approval pursuant to NASDAQ Marketplace Rule 5635

IGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007 — (Continued)

(c)(4). Pursuant to the terms of Mr. Heil’s agreement, 500,000 of the restricted stock units will vest in increments of 125,000 shares per year effective on June 11, 2008, June 11, 2009, June 11, 2010 and June 11, 2011, or earlier, in full, upon a change in control of iGo or, on a pro rata basis, upon Mr. Heil’s death, disability or termination without cause. On March 19, 2008, the vesting terms for the remaining 500,000 restricted stock units granted to Mr. Heil were amended to provide that such restricted stock units will vest in increments of 125,000 shares per year effective March 19, 2009, March 19, 2010, March 19, 2011 and March 19, 2012, or earlier, in full, upon a change in control of iGo or, on a pro rata basis, upon Mr. Heil’s death, disability or termination without cause.

The following table summarizes information regarding restricted stock unit activity for the years ended December 31, 2007, 2008 and 2009, respectively:

	2004 Directors Plan		2004 Omnibus Plan		Heil Grant
		Weighted		Weighted		Weighted
		Average		Average		Average
		Value per		Value per		Value per
	Number	Share	Number	Share	Number	Share

Outstanding, January 1, 2007	164,400	$8.20	914,164	$7.36	—	$—
Granted	127,167	2.81	1,053,450	3.45	1,000,000	2.13
Canceled	—	—	(575,457)	5.24	—	—
Released to common stock	(96,900)	8.28	(167,505)	7.19	—	—
Released for settlement of taxes	—	—	(66,487)	7.15	—	—

Outstanding, December 31, 2007	194,667	4.64	1,158,165	4.88	1,000,000	2.13
Granted	58,165	1.27	949,500	1.27	—	—
Canceled	(48,875)	5.69	(116,955)	3.06	—	—
Released to common stock	(74,125)	1.24	(268,992)	1.40	(125,000)	2.96
Released for settlement of taxes	—	—	(126,666)	1.40	—	—

Outstanding, December 31, 2008	129,832	4.67	1,595,052	3.73	875,000	2.01
Granted	31,500	0.71	110,250	0.73	—	—
Canceled	(37,000)	2.53	(496,787)	2.42	—	—
Released to common stock	(29,833)	0.55	(285,515)	0.65	(172,000)	0.65
Released for settlement of taxes	—	—	(132,806)	0.65	(78,000)	0.65

Outstanding, December 31, 2009	94,499	$5.49	790,194	$5.77	625,000	$2.55

For the years ended December 31, 2009, 2008 and 2007, the Company recorded in general and administrative expense pre-tax charges of $1,310,000, $2,062,000 and $2,560,000 associated with the expensing of restricted stock unit activity.

As of December 31, 2009, there was $1,857,000 of total unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted average period of one year.

As of December 31, 2009, all outstanding restricted stock units were non-vested.

(c)	Stock Options

In 1996, the Company adopted the Incentive Stock Option Plan (the “1996 Plan”). The 1996 Plan terminated on April 30, 2008. The options under the 1996 Plan, the CES Options, and the 2004 Omnibus Plan were granted at the fair market value of the Company’s stock at the date of grant as determined by the Company’s Board of Directors. Options become exercisable over varying periods up to 3.5 years and expire at the earlier of termination of employment or up to six years after the date of grant. At December 31, 2009, there were no shares available for

IGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007 — (Continued)

grant under the 1996 Plan, and 749,150 shares and 58,194 shares available under the 2004 Omnibus Plan and the 2004 Directors Plan, respectively.

The Company did not grant any stock options during the years ended December 31, 2009, 2008 or 2007, respectively. The following table summarizes information regarding stock option activity for the years ended December 31, 2007, 2008 and 2009:

		Weighted Average
	Number	Exercise Price per Share

Outstanding, January 1, 2007	708,078	6.10
Granted	—	—
Canceled	(195,855)	8.25
Exercised	(116,048)	1.92

Outstanding, December 31, 2007	396,175	6.26
Granted	—	—
Canceled	(38,093)	3.08
Exercised	(10,785)	0.84

Outstanding, December 31, 2008	347,297	$6.77
Granted	—	—
Canceled	(307,297)	6.67
Exercised	—	—

Outstanding, December 31, 2009	40,000	$7.59

The following table summarizes information about the stock options outstanding at December 31, 2009:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average	Aggregate
	Options	Contractual Life	Exercise	Options	Exercise	Intrinsic
Range of Exercise Prices	Outstanding	(In years)	Price	Exercisable	Price	Value

$6.10 - $6.38	13,000	0.50	6.32	13,000	$6.32
$6.39 - $8.03	7,000	0.39	7.40	7,000	7.40
$8.48 - $8.51	20,000	0.41	8.49	20,000	8.49

$6.10 - $8.51	40,000	0.43	$7.59	40,000	$7.59	$—

Cash received from option exercises during the years ended December 31, 2009, 2008 and 2007 totaled $0, $9,000 and $239,000, respectively.

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

For the year ended December 31, 2007, the Company recorded in general and administrative expense pre-tax charges of $65,000 associated with the expensing of stock options and employee stock purchase plan activity. The Company recorded no expense related to stock options for the years ended December 31, 2008 and 2009, respectively.

IGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007 — (Continued)

As of December 31, 2009, there were no outstanding non-vested stock options, and no unrecognized compensation expense relating to non-vested stock options.

(15)	Net Income (Loss) per Share

The computation of basic and diluted net income (loss) per share (EPS) follows (in thousands, except per share amounts):

	Years Ended December 31,
	2009	2008	2007

Basic net income (loss) per share computation:
Numerator:
Net income (loss)	$(549)	$451	$(12,564)

Denominator:
Weighted average number of common shares outstanding	32,310	31,786	31,534

Basic net income (loss) per share	$(0.02)	$0.01	$(0.40)
Diluted net income (loss) per share computation:
Numerator:
Net income (loss)	$(549)	$451	$(12,564)

Denominator:
Weighted average number of common shares outstanding	32,310	31,786	31,534
Effect of dilutive stock options, warrants, and restricted stock units	—	2,608	—

	32,310	34,394	31,534

Diluted net income (loss) per share	$(0.02)	$0.01	$(0.40)
Stock options not included in dilutive net income (loss) per share since anti-dilutive	—	292	267
Warrants not included in dilutive net income (loss) per share since anti-dilutive	600	600	1,195

(16)	Business Segments, Concentration of Credit Risk and Significant Customers

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
Years Ended December 31, 2009, 2008 and 2007 — (Continued)

of Mission are included in the results of the Connectivity Group. The following tables summarize the Company’s revenue, operating results and assets by business segment (amounts in thousands):

	Years Ended December 31,
	2009	2008	2007

Revenue:
High-Power Group	$28,752	$46,156	$48,074
Low-Power Group	20,187	23,747	22,413
Connectivity Group	6,481	7,243	7,232

	$55,420	$77,146	$77,719

	Years Ended December 31,
	2009	2008	2007

Operating income (loss):
High-Power Group	$(3,448)	$367	$(1,312)
Low-Power Group	9,913	8,024	338
Connectivity Group	46	431	(608)
Corporate	(7,804)	(10,739)	(14,038)

	$(1,293)	$(1,917)	$(15,620)

The High-Power Group operating loss for 2007 includes a $222,000 inventory impairment charge and a $3,675,000 goodwill impairment charge (see Note 8). The Low-Power Group operating income for 2007 includes a $3,512,000 inventory impairment charge, a $1,137,000 asset impairment charge and a $237,000 goodwill impairment charge (see Note 8).

The Company’s corporate function supports its various business segments and, as a result, the Company attributes the aggregate amount of its general and administrative expense to corporate as opposed to allocating it to individual business segments.

	December 31,
	2009	2008

Assets:
High-Power Group	$8,628	$11,977
Low-Power Group	4,705	6,447
Connectivity Group	1,703	2,009
Corporate	32,698	30,802

	$47,734	$51,235

The Company’s cash and investments are used to support its various business segments and, as a result, the Company considers its aggregate cash and investments to be corporate assets as opposed to assets of individual business segments.

IGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007 — (Continued)

The Company attributes revenue from external customers to geography based on the location to which products are shipped. The following tables summarize the Company’s revenues by product line, as well as its revenues by geography and the percentages of revenue by route to market (amounts in thousands):

	Revenue by Product Line
	Years Ended December 31,
	2009	2008	2007

High-power mobile electronic power products	$28,047	$45,886	$47,835
Low-power mobile electronic power products	20,187	23,243	19,308
Foldable keyboard products	—	504	3,101
Accessories and other products	709	270	221
Handheld products	—	—	44
Expansion and docking products	6,477	7,243	7,210

Total revenues	$55,420	$77,146	$77,719

	Revenue by Geography
	Years Ended December 31,
	2009	2008	2007

North America	$49,801	$73,914	$64,109
Europe	4,556	2,141	3,579
Asia Pacific	1,063	1,091	10,031

	$55,420	$77,146	$77,719

	% of Revenue by Route to Market
	Years Ended December 31,
	2009	2008	2007

Retailers and distributors	59%	45%	37%
OEM and private-label-resellers	27%	45%	52%
Other	14%	10%	11%

	100%	100%	100%

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

Two customers accounted for 38% and 21% of net sales for the year ended December 31, 2009. Two customers accounted for 42% and 33% of net sales for the year ended December 31, 2008. Three customers accounted for 36%, 27%, and 10% of net sales for the year ended December 31, 2007.

IGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007 — (Continued)

One customer’s accounts receivable balance accounted for 36% of net accounts receivable at December 31, 2009. Two customers’ accounts receivable balances accounted for 56% and 28% of net accounts receivable at December 31, 2008.

Allowance for doubtful accounts was $130,000 and $570,000 at December 31, 2009 and December 31, 2008, respectively. Allowance for sales returns and price protection was $442,000 and $246,000 at December 31, 2009 and December 31, 2008, respectively.

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

(17)	Litigation Settlement

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

(18)	Contingencies

At December 31, 2008, the Company had accrued a $600,000 liability for payroll related taxes and potential interest and penalties in connection with the Company’s voluntary review of historical stock option granting practices and determination that certain grants had intrinsic value on the applicable measurement dates of the stock option grants. The Internal Revenue Service has commenced an audit of employment taxes due in connection with these stock option grants. In February 2009, the Company received and accrued for an assessment from the Internal Revenue Service related to this audit in the amount of $596,000. In March 2009, the Company received an additional assessment from the Internal Revenue Service related to this audit in the amount of $268,000. Based on the progress of the audit, as of June 30, 2009, the Company accrued an additional $270,000 related to this liability. In June 2009, the Company received a full and final assessment from the Internal Revenue Service related to this audit in the amount of $672,000, which was paid in full by the Company, and the Company recognized a favorable adjustment in the amount of $198,000 to the accrued contingent liability related to this audit. In July 2009, the Company received and executed closing agreements on the final determination covering specific matters related to this audit, and in August 2009, the Internal Revenue Service formally completed its audit upon its execution of the closing agreements. No contingent liability related to this audit exists at December 31, 2009.

The Company procures its products primarily from supply sources based in Asia. Typically, the Company places purchase orders for completed products and takes ownership of the finished inventory upon completion and delivery from its supplier. Occasionally, the Company presents its suppliers with ‘Letters of Authorization’ for the suppliers to procure long-lead raw components to be used in the manufacture of the Company’s products. These

IGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007 — (Continued)

Letters of Authorization indicate the Company’s commitment to utilize the long-lead raw components in production. As of June 30, 2007, based on a change in strategic direction, the Company determined it would not procure certain products for which it had outstanding Letters of Authorization with suppliers. The Company believes it is probable that it will be required to pay suppliers for certain Letter of Authorization commitments and has already partially settled some of these obligations. At December 31, 2008, the Company had estimated and accrued a liability for this contingency in the amount of $254,000. At December 31, 2009, the Company had estimated, and recorded, a remaining liability for this contingency in the amount of $150,000.

From time to time, the Company is involved in legal proceedings arising in the ordinary course of its business. The Company is not currently a party to any litigation that the Company believes, if determined adversely to it, would have a material adverse effect on its financial condition, results of operations, or cash flows.

(19)	Supplemental Financial Information

A summary of additions and deductions related to the allowances for accounts receivable for the years ended December 31, 2009, 2008 and 2007 follows (amounts in thousands):

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Year	Expenses	Utilization	Year

Allowance for doubtful accounts:
Year ended December 31, 2009	$570	$125	$(565)	$130

Year ended December 31, 2008	$597	$47	$(74)	$570

Year ended December 31, 2007	$286	$125	$186	$597

Allowance for sales returns and price protection:
Year ended December 31, 2009	$246	$695	$(499)	$442

Year ended December 31, 2008	$474	$564	$(792)	$246

Year ended December 31, 2007	$350	$468	$(344)	$474

IGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007 — (Continued)

(20)	Quarterly Financial Data (Unaudited)

A summary of the quarterly data for the years ended December 31, 2009 and 2008 follows (amounts in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year ended December 31, 2009:
Net revenue	$14,940	$15,075	$13,837	$11,568

Gross profit	$4,618	$4,577	$5,105	$4,059

Operating expenses	$(6,043)	$(4,578)	$(4,726)	$(4,305)

Net income (loss)	$(1,117)	$118	$538	$196

Less: Net Income attributable to non-controlling interest	$26	$16	$(220)	$(106)

Net Income	$(1,091)	$134	$318	$90

Net income (loss) per share:
Basic	$(0.03)	$0.00	$0.01	$0.00

Diluted	$(0.03)	$0.00	$0.01	$0.00

Year ended December 31, 2008:
Net revenue	$18,938	$18,553	$20,091	$19,564

Gross profit	$5,578	$5,404	$6,145	$5,465

Operating expenses	$(6,906)	$(5,787)	$(5,612)	$(6,204)

Gain on disposal of assets	$—	$—	$—	$656

Litigation settlement income	$672	$—	$—	$—

Net Income (loss)	$(235)	$(66)	$859	$149

Less: Net Income attributable to non-controlling interest	$—	$—	$(210)	$(46)

Net income (loss)	$(235)	$(66)	$649	$103

Net income (loss) per share:
Basic	$(0.01)	$(0.00)	$0.02	$0.00

Diluted	$(0.01)	$(0.00)	$0.02	$0.00

During the fourth quarter of 2009, the Company filed Form 1139, Corporation Application for Tentative Refund, to claim a refund of alternative minimum taxes paid for the year ended December 31, 2005 pursuant to the Worker, Homeownership, and Business Assistance Act of 2009, passed on November 5, 2009. As a result, the Company recorded an income tax benefit of $234,000 for the quarter ended December 31, 2009.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Based on their evaluation as of December 31, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective as of the end of the period covered by this report to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment of those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information required by this Item 10 is incorporated by reference to our definitive proxy statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days following year end.

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

The information required by this Item 11 is incorporated by reference to our definitive proxy statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days following year end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our definitive proxy statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days following year end.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our definitive proxy statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days following year end.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to our definitive proxy statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days following year end.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) (2) Financial Statements.

See the Index to Consolidated Financial Statements in Part II, Item 8.

(3) Exhibits.

The Exhibit Index and required Exhibits immediately following the Signatures to this Form 10-K are filed as part of, or hereby incorporated by reference into, this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 9, 2010.

IGO, INC.

/s/  Michael D. Heil
Michael D. Heil
President and Chief Executive Officer
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 9, 2010.

Signatures	Title

/s/ Michael D. Heil Michael D. Heil	President, Chief Executive Officer and Member of the Board (Principal Executive Officer)

/s/ Darryl S. Baker Darryl S. Baker	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Michael J. Larson Michael J. Larson	Director and Chairman of the Board

/s/ Peter L. Ax Peter L. Ax	Director

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Certificate of Incorporation of the Company(1)
3.2	Articles of Amendment to the Certificate of Incorporation of the Company dated as of June 17, 1997(2)
3.3	Articles of Amendment to the Certificate of Incorporation of the Company dated as of September 10, 1997(1)
3.4	Articles of Amendment to the Certificate of Incorporation of the Company dated as of July 20, 1998(1)
3.5	Articles of Amendment to the Certificate of Incorporation of the Company dated as of February 3, 2000(1)
3.6	Articles of Amendment to the Certificate of Incorporation of the Company dated as of March 31, 2000(2)
3.7	Certificate of Designations, Preferences, Rights and Limitations of Series G Junior Participating Preferred Stock of Mobility Electronics, Inc.(3)
3.8	Certificate of Ownership and Merger Merging iGo Merger Sub Inc. with and into Mobility Electronics, Inc.(4)
3.9	Certificate of Elimination of Series C, Series D, Series E, and Series F Preferred Stock of Mobility Electronics, Inc.(4)
3.10	Fourth Amended and Restated Bylaws of the Company(5)
4.1	Specimen of Common Stock Certificate(6)
4.2	Rights Agreement between the Company and Computershare Trust Company, dated June 11, 2003(3)
4.3	Amendment No. 1 to Rights Agreement dated as of August 4, 2006, by and between the Company and Computershare Trust Company(7)
4.4	Amendment No. 2 to Rights Agreement dated as of October 11, 2006, by and between the Company and Computershare Trust Company(8)
4.5	Form of Warrant to Purchase Common Stock of the Company issued to Silicon Valley Bank on September 3, 2003(9)
4.6	$25 Million Threshold Warrant to Purchase Shares of Common Stock issued to Motorola, Inc., dated as of March 31, 2005(10)
4.7	$50 Million Threshold Warrant to Purchase Shares of Common Stock issued to Motorola, Inc., dated as of March 31, 2005(10)
4.8	Strategic Partners Investment Agreement by and among the Company, RadioShack Corporation and Motorola, Inc., dated as of March 31, 2005(10)
10.1	Amended and Restated 1996 Long Term Incentive Plan, as amended on January 13, 2000(1)+
10.2	Employee Stock Purchase Plan (11)+
10.3	2004 Omnibus Plan (12)+
10.4	Form of Indemnity Agreement executed between the Company and certain officers and directors(13)
10.5	Standard Multi-Tenant Office Lease by and between the Company and I.S. Capital, LLC, dated July 17, 2002(14)
10.6	Amendment to Lease Agreement by and between the Company and I.S. Capital, LLC, dated February 1, 2003(14)
10.7	Second Amendment to Lease Agreement by and between the Company and I.S. Capital, LLC, dated January 15, 2004(14)
10.8	Third Amendment to Lease Agreement by and between the Company and Mountain Valley Community Church, effective as of October 6, 2004(15)
10.9	Fifth Amendment to Lease Agreement between the Company and Mountain Valley Church, effective August 25, 2008(16)

Exhibit Number	Description of Document

10.10	Employment Agreement, dated July 17, 2006, by and between the Company and Jonathan Downer (17)+
10.11	Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement, dated July 17, 2006, by and between the Company and Jonathan Downer (17)+
10.12	Form of Amended and Restated 2005 Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement (18)+
10.13	Amended and Restated Form of Non-Employee Director Long-Term Incentive Plan Restricted Stock Unit Award Agreement (Annual Committee Grants) (18)+
10.14	Amended and Restated Form of Non-Employee Director Long-Term Incentive Plan Restricted Stock Unit Award Agreement (Election / Re-Election Committee Grants) (18)+
10.15	Form of 2007 Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement (19)+
10.16	Asset Purchase Agreement dated as of February 21, 2007 by and between Mobility California, Inc. and Mission Technology Group, Inc (20)
10.17	Form Change In Control Agreement executed between the Company and certain officers (21)+
10.18	$2.5 Million Secured Promissory Note dated April 16, 2007 issued by Mission Technology Group, Inc(22)
10.19	$1.43 Million Secured Promissory Note dated April 16, 2007 issued by Mission Technology Group, Inc(22)
10.20	Amendment No. 1 to $2.5 Million Secured Promissory Note(23)
10.21	Employment Agreement, dated May 1, 2007, by and between the Company and Michael D. Heil (24)+
10.22	Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement, dated June 11, 2007 (25)+
10.23	Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement, dated June 11, 2007 (25)+
10.24	Non-Employee Director Compensation Program (25)+
10.25	2008 Executive Bonus Plan (26)+
10.26	Amendment No. 1 to Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement, dated March 19, 2008 (26)+
10.27	Form of Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement (26)+
10.28	2009 Executive Bonus Plan(27)
21.1	Subsidiaries
• iGo Direct Corporation (Delaware)
• iGo EMEA Limited (United Kingdom)
• Mobility Assets, Inc. (Delaware)
• Mobility California, Inc. (Delaware)
• Mobility Idaho, Inc. (Delaware)
• Mobility Texas, Inc. (Texas)
23.1	Consent of KPMG LLP.*
24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed/Furnished herewith

+	Management or compensatory plan or agreement.

(1)	Previously filed as an exhibit to Registration Statement No. 333-30264 dated February 11, 2000.

(2)	Previously filed as an exhibit to Amendment No. 2 to Registration Statement No. 333-30264 on Form S-1 dated May 4, 2000.

(3)	Previously filed as an exhibit to Current Report on Form 8-K filed on June 19, 2003.

(4)	Previously filed as an exhibit to Current Report on Form 8-K filed on May 21, 2008.

(5)	Previously filed as an exhibit to Annual Report on Form 10-K for the year end December 31, 2008.

(6)	Previously filed as an exhibit to Amendment No. 3 to Registration Statement No. 333-30264 on Form S-1 dated May 18, 2000.

(7)	Previously filed as an exhibit to Current Report on Form 8-K filed on August 4, 2006.

(8)	Previously filed as an exhibit to Current Report on Form 8-K filed on October 12, 2006.

(9)	Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2003.

(10)	Previously filed as an exhibit to Current Report on Form 8-K filed on April 5, 2005.

(11)	Previously filed as an exhibit to Registration Statement No. 333-69336 on Form S-8 filed on September 13, 2001.

(12)	Previously filed in definitive proxy statement on Schedule 14A filed on April 15, 2004.

(13)	Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2001.

(14)	Previously filed as an exhibit to Form 10-K for the period ended December 31, 2003.

(15)	Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2004.

(16)	Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2008.

(17)	Previously filed as an exhibit to Current Report on Form 8-K filed on July 18, 2006.

(18)	Previously filed as an exhibit to Form 10-K for the period ended December 31, 2005.

(19)	Previously filed as an exhibit to Current Report on Form 8-K filed on January 5, 2007.

(20)	Previously filed as an exhibit to Current Report on Form 8-K filed on February 22, 2007.

(21)	Previously filed as an exhibit to Form 10-K for the period ended December 31, 2007.

(22)	Previously filed as an exhibit to Current Report on Form 8-K filed on April 18, 2007.

(23)	Previously filed as an exhibit to Current Report on Form 8-K filed on April 16, 2008.

(24)	Previously filed as an exhibit to Current Report on Form 8-K filed on May 3, 2007.

(25)	Previously filed as an exhibit to Current Report on Form 8-K filed on June 13, 2007.

(26)	Previously filed as an exhibit to Current Report on Form 8-K filed on March 21, 2008.

(27)	Previously filed as an exhibit to Current Report on Form 8-K filed March 27, 2009

All other schedules and exhibits are omitted because they are not applicable or because the required information is contained in the Financial Statements or Notes thereto.