Form 10-Q
period 2010-03-31
iGo, Inc.
filed 2010-05-07
CIK 1075656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-30907
iGo, Inc.
(Exact name of registrant as specified in its charter)

Delaware	86-0843914
(State or Other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

17800 N. Perimeter Dr., Suite 200, Scottsdale, Arizona	85255
(Address of Principal Executive Offices)	(Zip Code)
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
YES ☐   NO ☑
At May 6, 2010, there were 32,715,580 shares of the Registrant’s Common Stock, par value $0.01 per share outstanding.

IGO, INC.
FORM 10-Q

i

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS:
IGO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(unaudited)

	March 31,	December 31,
	2010	2009
		As recast
ASSETS
Current assets:
Cash and cash equivalents	$13,790	$19,775
Short-term investments	19,394	12,777
Accounts receivable, net	5,445	5,109
Note receivable, net	1,700	—
Inventories	4,610	5,964
Prepaid expenses and other current assets	271	401

Total current assets	45,210	44,026
Property and equipment, net	712	835
Intangible assets, net	946	1,048
Notes receivable and other assets, net	152	268

Total assets	$47,020	$46,177

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$3,474	$3,557
Accrued expenses and other current liabilities	1,241	1,424
Deferred revenue	1,135	914

Total liabilities	5,850	5,895

Equity:
Common stock, $.01 par value; authorized 90,000,000 shares; 32,696,930 and 32,411,531 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	327	324
Additional paid-in capital	171,212	171,034
Accumulated deficit	(130,447)	(131,216)
Accumulated other comprehensive income	78	140

Total equity	41,170	40,282

Total liabilities and equity	$47,020	$46,177

See accompanying notes to unaudited condensed consolidated financial statements.

IGO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
		As recast
Revenue	$8,168	$13,412
Cost of revenue	5,517	9,515

Gross profit	2,651	3,897

Operating expenses:
Sales and marketing	1,771	1,873
Research and development	319	652
General and administrative	1,636	2,725

Total operating expenses	3,726	5,250

Loss from operations	(1,075)	(1,353)

Other income:
Interest income, net	56	92
Other income, net	1,788	210

Net income (loss)	$769	$(1,051)

Net income (loss) per share:
Basic	$0.02	$(0.03)

Diluted	$0.02	$(0.03)

Weighted average common shares outstanding:
Basic	32,558	32,087

Diluted	33,634	32,087

See accompanying notes to unaudited condensed consolidated financial statements.

IGO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
		As recast
Cash flows from operating activities:
Net income (loss)	$769	$(1,051)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts and sales returns and credits	86	42
Depreciation and amortization	370	339
Stock compensation expense	267	281
Gain on sale of business	(1,714)	—
Loss on disposal of assets, net	—	14
Changes in operating assets and liabilities:
Accounts receivable and note receivable, current	(422)	(915)
Inventories	1,354	(349)
Prepaid expenses and other assets	131	277
Accounts payable	(83)	110
Accrued expenses and other current liabilities	(47)	94

Net cash provided by (used in) operating activities.	711	(1,158)

Cash flows from investing activities:
Purchase of property and equipment	(16)	(98)
Proceeds from disposal of assets	—	11
(Purchase) sale of short-term investments, net	(6,630)	2,753

Net cash (used in) provided by investing activities.	(6,646)	2,666

Cash flows from financing activities:
Net cash provided by financing activities	—	—

Effects of exchange rate changes on cash and cash equivalents	(50)	(10)

Net (decrease) increase in cash and cash equivalents	(5,985)	1,498
Cash and cash equivalents, beginning of period	19,775	25,619

Cash and cash equivalents, end of period	$13,790	$27,117

See accompanying notes to unaudited condensed consolidated financial statements.

IGO, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Basis of Presentation
     The accompanying condensed consolidated financial statements include the accounts of iGo, Inc. and its wholly-owned subsidiaries, Mobility California, Inc., Mobility Idaho, Inc., iGo EMEA Limited, Mobility Texas, Inc., Mobility Assets, Inc., and iGo Direct Corporation (collectively, “iGo” or the “Company”). All significant intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.
     Prior to January 1, 2010, the accounts of Mission Technology Group, Inc. (“Mission”), in which Mobility California, Inc. held a 15% equity interest were included in the condensed consolidated financial statements of iGo, Inc. Pursuant to Accounting Standards Update 2009-17 (“ASU 2009-17”), “Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” the Company no longer meets the conditions to be the primary beneficiary of Mission. As a result, the Company no longer consolidates the results of Mission as of January 1, 2010 and has removed the results of Mission from the presentation of historical financial information in this filing. See Note 2.
     The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles, pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying condensed consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2009 included in the Company’s Form 10-K, filed with the SEC. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of results to be expected for the full year or any other period.
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
Recent Accounting Pronouncements
     In February 2010, the Financial Accounting Standards Board (“FASB”) issued Auditing Standards Update (“ASU”) 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”). ASU 2010-09 reiterates that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued but eliminates the required disclosure of the date through which subsequent events have been evaluated. The updated guidance was effective upon issuance and its adoption did not have an impact on the Company’s consolidated financial statements.
     In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”. FASB ASU 2010-06 requires new disclosures on transfers in and out of Level 1 and Level 2 fair value measurements and separate disclosures for activity relating to Level 3 fair value measurements. In addition, this guidance clarifies existing fair value disclosures for the level of disaggregation and the input and valuation techniques used to measure fair value. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009. The Company has adopted this guidance and there has been no significant impact to the Company’s disclosures upon adoption.
     In December 2009, the FASB issued ASU 2009-17, which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with Variable Interest Entities (“VIE”) and any significant changes in risk exposure due to that involvement. ASU 2009-17 is effective for fiscal years beginning after

November 15, 2009 and for interim periods within the first annual reporting period. As noted above, upon adoption of ASU 2009-17, effective January 1, 2010, the Company no longer meets the conditions to be the primary beneficiary of Mission. As a result, the Company no longer consolidates the results of Mission.
(2) Mission Deconsolidation
     In April 2007, the Company sold the assets of its expansion and docking business to Mission, an entity that was formed by a former officer of the Company, in exchange for $3,930,000 of notes receivable and a 15% common equity interest in Mission.
     Effective January 1, 2010, upon the adoption of ASU 2009-17, the Company determined that, although Mission is a VIE, the Company is no longer the primary beneficiary of Mission, as the Company did not, and does not, have the power to direct the activities that most significantly impact the economic performance of Mission. As a result, the Company no longer consolidates the results of Mission as of January 1, 2010 and has removed the results of Mission from the presentation of historical financial information in this filing. Accordingly, the condensed consolidated balance sheet as of December 31, 2009 and the condensed consolidated statements of operations, and cash flows for the three months ended March 31, 2009 have been recast to give effect to the removal of Mission from the accompanying condensed consolidated financial statements.
     During the three months ended March 31, 2010, Mission was in the process of obtaining outside financing sufficient to repay its remaining obligation to the Company. On April 19, 2010, the Company entered into a transaction with Mission that resulted in complete collection of its note receivable and the sale of its 15% common equity interest, which had been valued at $0. As the Company had previously recorded a valuation allowance of $1,714,000 against the promissory notes, the Company determined that as of March 31, 2010, based on the subsequent collection of $1,700,000 as payment-in-full against the note receivable, collectability of the note was reasonably assured. Accordingly, the Company reversed its valuation allowance against the note receivable and recorded a gain of $1,714,000 during the three months ended March 31, 2010, which gain is included in the accompanying Condensed Consolidated Statements of Operations under the caption “Other income, net.” The uncollected note receivable balance of $1,700,000 is reflected in the accompanying Condensed Consolidated Balance Sheets under the caption “Note receivable, net” as a current asset on March 31, 2010. See Note 12.

     The following table presents the Condensed Consolidated Balance Sheet as of December 31, 2009, reflecting the deconsolidation of Mission, as recast (amounts in thousands).

	December 31, 2009
	As Reported	Adjustments	As Recast
ASSETS
Current assets:
Cash and cash equivalents	$20,091	$(316)	$19,775
Short-term investments	12,777	—	12,777
Accounts receivable, net	5,692	(583)	5,109
Inventories	6,612	(648)	5,964
Prepaid expenses and other current assets	411	(10)	401

Total current assets	45,583	(1,557)	44,026
Property and equipment, net	890	(55)	835
Intangible assets, net	1,087	(39)	1,048
Notes receivable and other assets, net	174	94	268

Total assets	$47,734	$(1,557)	$46,177

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$3,868	$(311)	$3,557
Accrued expenses and other current liabilities	1,667	(243)	1,424
Deferred revenue	965	(51)	914

Total liabilities	6,500	(605)	5,895

Equity:
Total iGo, Inc. common stockholders’ equity	40,310	(28)	40,282

Non-controlling interest	924	(924)	—

Total equity	41,234	(952)	40,282

Total liabilities and equity	$47,734	$(1.557)	$46,177

     The following table presents the Condensed Consolidated Statement of Operations for the three months ended March 31, 2009, reflecting the deconsolidation of Mission, as recast (amounts in thousands).

	Three Months Ended
	March 31,
	As Reported	Adjustments	As Recast
Revenue	$14,940	$(1,528)	$13,412
Cost of revenue	10,322	(807)	9,515

Gross profit	4,618	(721)	3,897

Operating expenses:
Sales and marketing	2,108	(235)	1,873
Research and development	917	(265)	652
General and administrative	3,018	(293)	2,725

Total operating expenses	6,043	(793)	5,250

Loss from operations	(1,425)	72	(1,353)

Other income:
Interest income, net	57	35	92
Other income, net	251	(41)	210

Net loss	(1,117)	66	(1,051)
Less: Net loss attributable to non-controlling interest	26	(26)	—

Net loss attributable to iGo, Inc	$(1,091)	$40	$(1,051)

     The following table presents the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2009, reflecting the deconsolidation of Mission, as recast (amounts in thousands).

	Three Months Ended
	March 31, 2009
	As Reported	Adjustment	As Recast
Cash flows from operating activities:
Net loss attributable to iGo, Inc	$(1,091)	$40	$(1,051)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-controlling interest	(26)	26	—
Provision for doubtful accounts and sales returns and credits	42	—	42
Depreciation and amortization	358	(19)	339
Stock compensation expense	281	—	281
Loss on disposal of assets, net	14	—	14
Changes in operating assets and liabilities:
Accounts receivable	(821)	(94)	(915)
Inventories	(201)	(148)	(349)
Prepaid expenses and other assets	128	149	277
Accounts payable	(33)	143	110
Accrued expenses and other current liabilities	26	68	94

Net cash (used in) provided by operating activities	(1,323)	165	(1,158)

Cash flows from investing activities:
Purchase of property and equipment	(106)	8	(98)
Proceeds from disposal of assets	12	(1)	11
Sale of investments	2,752	1	2,753

Net cash provided by investing activities	2,658	8	2,666

Cash flows from financing activities:
Net proceeds from issuance of common stock and exercise of options and warrants	—	—	—

Net cash provided by financing activities	—	—	—

Effects of exchange rate changes on cash and cash equivalents	(10)	—	(10)

Net increase in cash and cash equivalents	1,325	173	1,498
Cash and cash equivalents, beginning of period	26,139	(520)	25,619

Cash and cash equivalents, end of period	$27,464	$(347)	$27,117

(3) Fair Value Measurement
     As of March 31, 2010, the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis are comprised of overnight money market funds and investments in marketable securities.
     The Company invests excess cash from its operating cash accounts in overnight money market funds and reflects these amounts within cash and cash equivalents on the condensed consolidated balance sheet at a net value of 1:1 for each dollar invested.
     At March 31, 2010, investments totaling $19,394,000 are classified as short-term investments on the condensed consolidated balance sheet. These investments are considered available-for-sale securities and are reported at fair value based on third-party broker statements, which qualifies as level 2 in the fair value hierarchy. The unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income. Realized gains and losses are included in interest income, net.
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
     The Company used net cash of $6,630,000 and generated net proceeds of $2,753,000 from the purchase and sale of available-for-sale marketable securities during the three months ended March 31, 2010 and 2009, respectively.
     As of March 31, 2010 and December 31, 2009, the amortized cost basis, unrealized holding gains, unrealized holding losses, and aggregate fair value by short-term major security-type investments were as follows (amounts in thousands):

	March 31, 2010			December 31, 2009
		Net Unrealized			Net Unrealized
		Holding Gains			Holding Gains
	Amortized Cost	(Losses)	Aggregate Fair Value	Amortized Cost	(Losses)	Aggregate Fair Value
U.S. corporate securities:
Commercial paper	$3,597	$—	$3,597	$3,495	$—	$3,495
Corporate notes and bonds	4,469	(7)	4,462	3,278	—	3,278

	8,066	(7)	8,059	6,773	—	6,773

U.S. municipal funds	5,021	—	5,021	5,000	4	5,004
U.S. government securities	6,321	(7)	6,314	1,001	(1)	1,000

	$19,408	$(14)	$19,394	$12,774	$3	$12,777

(5) Inventories
     Inventories consist of the following at March 31, 2010 and December 31, 2009 (amounts in thousands):

	March 31,	December 31,
	2010	2009
		As recast
Raw materials	$—	$—
Finished goods	4,610	5,964

	$4,610	$5,964

(6) Intangible Assets
     Intangible assets consist of the following at March 31, 2010 and December 31, 2009 (amounts in thousands):

		March 31, 2010			December 31, 2009
						As recast
	Average	Gross		Net	Gross		Net
	Life	Intangible	Accumulated	Intangible	Intangible	Accumulated	Intangible
	(Years)	Assets	Amortization	Assets	Assets	Amortization	Assets
Amortized intangible
assets:
Patents and trademarks	3	$4,096	$(3,271)	$825	$3,967	$(3,052)	$915
Trade names	10	442	(321)	121	442	(309)	133

Total		$4,538	$(3,592)	$946	$4,409	$(3,361)	$1,048

     Aggregate amortization expense for identifiable intangible assets totaled $231,000 and $159,000 for the three months ended March 31, 2010 and 2009, respectively.
(7) Notes Receivable and Other Assets, Net
     In February 2007, the Company sold substantially all of the assets of its handheld connectivity business to CradlePoint, Inc. (“CradlePoint”) for $1,800,000 plus potential additional consideration based on future performance. In May

2009, the Company amended the terms of its agreement with CradlePoint to set the total consideration for the sale of this business at $2,351,000, plus interest.
     The estimated net realizable value of the note receivable from CradlePoint in connection with this transaction is included in notes receivable and other assets, net. The gross outstanding principal balance of the promissory note was $373,000 as of March 31, 2010, and the Company has recorded an allowance of $373,000 against the note and, accordingly, the net balance of the CradlePoint note receivable was $0 as of March 31, 2010 and December 31, 2009.
(8) Stock-based Compensation
     Stock-based compensation expense includes compensation expense, recognized over the applicable requisite service periods for share-based awards. As of March 31, 2010, there were 35,000 fully-vested outstanding stock options and no non-vested outstanding stock options. Accordingly, there was no unrecognized compensation expense relating to non-vested stock options at March 31, 2010.
     The following table summarizes information for the three months ended March 31, 2010 regarding restricted stock unit activity under the 2004 Directors Plan, the 2004 Omnibus Plan and a grant made pursuant to Nasdaq Rule 5635(c)(4):

	2004 Directors Plan		2004 Omnibus Plan		Heil Grant
		Weighted Average		Weighted Average		Weighted Average
	Number	Value per Share	Number	Value per Share	Number	Value per Share
Outstanding, December 31, 2009	94,499	$1.90	790,194	$2.58	625,000	$2.13
Granted	—	—	9,000	$1.20	—	—
Canceled	—	—	(17,864)	$3.09	—	—
Released to common stock	—	—	(199,805)	$3.53	(85,594)	2.13
Released for settlement of taxes	—	—	(100,572)	$3.94	(39,406)	2.13

Outstanding, March 31, 2010	94,499	$1.90	480,953	$1.81	500,000	$2.13

     For the three months ended March 31, 2010 and 2009, the Company recorded in general and administrative expense pre-tax charges of $267,000 and $281,000 associated with the expensing of restricted stock unit awards activity.
     As of March 31, 2010, there was $2,161,000 of total unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a weighted average period of one year.
     As of March 31, 2010, all outstanding restricted stock units were non-vested.

(9) Net Income (Loss) per Share
          The computation of basic and diluted net income (loss) per share follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2010	2009
		As recast
Basic net income (loss) per share computation:
Numerator:
Net income (loss)	$769	$(1,051)

Denominator:
Weighted average number of common shares outstanding	32,558	32,087

Basic net income (loss) per share:	$0.02	$(0.03)

Basic and Diluted net loss per share computation:
Numerator:
Net income (loss)	$769	$(1,051)

Denominator:
Weighted average number of common shares outstanding	32,558	32,087
Effect of dilutive stock options, warrants, and restricted stock units	1,076	—

	33,634	32,087

Diluted net income (loss) per share:	$0.02	$(0.03)

Stock options not included in dilutive loss per share since anti-dilutive	35	211
Warrants not included in dilutive loss per share since anti-dilutive	5	600
(10) Business Segment, Concentration of Credit Risk and Significant Customers
          Effective January 1, 2010, upon the deconsolidation of the results of Mission, the Company eliminated the Connectivity Group segment and re-evaluated its remaining operations, including how the Company’s chief operating decision maker (“CODM”) manages those operations, and has determined that the Company now operates a single business segment, which consists of the development, marketing and sales of electronics accessories. As a result of this change, the Company has revised the corresponding items of segment information for prior periods.
          The Company attributes revenue from external customers to geography based on the location to which products are shipped. The following tables summarize the Company’s revenues by product line, as well as its revenues by geography (amounts in thousands):

	Three Months Ended
	March 31,
	2010	2009
		As recast
Computer power products	$5,081	$9,665
Mobile electronic device power products	2,940	3,654
Other	147	93

Total revenues	$8,168	$13,412

	Three Months Ended
	March 31,
	2010	2009
		As recast
North America (principally United States)	$7,182	$12,184
Europe	712	783
Asia Pacific	274	445

	$8,168	$13,412

          The majority of the Company’s assets are domiciled in the United States.
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
          One customer accounted for 40% of net sales for the three months ended March 31, 2010. Two customers accounted for 51% and 26%, respectively, for the three months ended March 31, 2009.
          Two customers’ accounts receivable balances accounted for 47% and 14%, respectively, of net accounts receivable at March 31, 2010 and 69% and 17%, respectively, at March 31, 2009.
          Allowance for doubtful accounts was $131,000 and $130,000 at March 31, 2010 and December 31, 2009, respectively. Allowance for sales returns and price protection was $364,000 and $442,000 at March 31, 2010 and December 31, 2009, respectively.
(11) Contingencies
          The Company procures its products primarily from supply sources based in Asia. Typically, the Company places purchase orders for completed products and takes ownership of the finished inventory upon completion and delivery from its supplier. Occasionally, the Company presents its suppliers with ‘Letters of Authorization’ for the suppliers to procure long-lead raw components to be used in the manufacture of the Company’s products. These Letters of Authorization indicate the Company’s commitment to utilize the long-lead raw components in production. As of June 30, 2007, based on a change in strategic direction, the Company determined it would not procure certain products for which it had outstanding Letters of Authorization with suppliers. The Company believes it is probable that it will be required to pay suppliers for certain Letter of Authorization commitments and has already partially settled some of these obligations. At March 31, 2010, the Company had estimated, and recorded, a remaining liability for this contingency in the amount of $125,000.
          From time to time, the Company is involved in legal proceedings arising in the ordinary course of its business. The Company is not currently a party to any litigation that the Company believes, if determined adversely to it, would have a material adverse effect on its financial condition, results of operations, or cash flows.
(12) Subsequent Event
          As previously reported, in April 2007, Mobility California, Inc., which is a wholly-owned subsidiary of the Company, completed the sale of the assets of its expansion and docking business to Mission in exchange for two promissory notes totaling $3,930,000 and a 15% common equity interest in Mission. The first promissory note, in the principal amount of $1,430,000, was paid in full in August 2008.
          On April 19, 2010, Mobility California, Inc. and Mission entered into an agreement pursuant to which Mission paid Mobility California, Inc. $1,700,000 in complete satisfaction of the outstanding balance owed to it under the second promissory note, having an original principal balance of $2,500,000. In connection with Mission’s repayment of the second promissory note, Mobility California, Inc. also assigned its fifteen percent (15%) ownership interest in Mission, which had been valued at $0, back to Mission in exchange for the right to receive fifteen percent (15%) of the net proceeds generated from a sale of Mission at any time on or prior to April 19, 2011, or seven and one-half percent (7.5%) of the net proceeds generated from a sale of Mission at any time between April 19, 2011 and April 19, 2012.
          Upon receipt of the $1,700,000, Mobility California, Inc. will have received total cash proceeds of $3,930,000, plus interest, in connection with the sale of the docking and expansion business to Mission. As the Company had previously recorded a valuation allowance of $1,714,000 against the promissory notes, the Company has determined that as of March 31, 2010, based on the subsequent collection of $1,700,000 as payment-in-full against the second promissory note, collectability of the note was reasonably assured. Accordingly, the Company has reversed its valuation allowance against the second promissory note and has recorded a gain of $1,714,000 during the three months ended March 31, 2010, which gain is included in the accompanying Condensed Consolidated Statements of Operations under the caption “Other income, net.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          This report contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “expect,” “anticipate,” “estimate” and other similar statements of expectations identify forward-looking statements. Forward-looking statements in this report can be found in the “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections as well as other sections of this report and include, without limitation, the expectation that we will see a reduction in revenue in the first half of 2010 compared to 2009 as a result of the discontinuance of our relationship with Targus; the expectation that as a result of the loss of our largest customer, Targus, we will be even more dependent upon a relatively small number of customers for a significant portion of our revenue, including most notably RadioShack; the belief that we will be successful in our efforts to partially offset declines in Targus revenue by anticipated further gains in market penetration into mobile wireless carriers, distributors and retailers largely through our sales efforts; our anticipated gross profit, gross margin, and related expenses and operating metrics for 2010; our strategy, including but not limited to, our intentions to continue to develop and introduce new products and technologies, file patents and expand our intellectual property position, market non-power accessories, and market and expand our “green” power product offerings to address the problem of “vampire power” as well as the expected benefits that will result from our efforts; that sales to RadioShack will continue to decline in 2010; expectations regarding the impact of the current economic recession on us and our industry; anticipated planned research and development efforts; beliefs relating to our competitive advantages and the market need for our products; the sufficiency of our cash and liquidity; the likelihood that we will be required to pay certain Letter of Authorization commitments; beliefs relating to our distribution capabilities and brand identity; expectations regarding the timing and success of new product introductions, including our anticipated launch of new “green” power management solutions and their impact on our long term goals; the anticipated strength, ability to protect, and actions relating to our intellectual property portfolio; our intention to continue to develop power products in existing and new markets; our intention to develop broader relationships with retailers and wireless carriers for our power products; our intention to continue to make capital expenditures and pursue opportunities to acquire businesses, products and technologies; expectations about inventory levels we will be required to maintain and future sales returns; expectations about competition; the possibility we may issue additional shares of stock or debt; our intention and ability to hold marketable securities to maturity; projections about the outcome of litigation against the Company; expected limitations on our ability to utilize our operating loss carryforwards; the timing of amortization of stock-based compensation expense; our intentions to reinvest cash balances held in the United Kingdom and our intentions to invest excess cash held in the United States in short-term investments; and our beliefs about the market risks associated with our financial instruments.
          These forward-looking statements are based largely on our management’s expectations and involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 under the heading “Risk Factors” and those set forth in other sections of this report and in other reports that we file with the SEC. Additional factors that could cause actual results to differ materially from those expressed in these forward-looking statements include, among others, the following:
•	our dependence on large purchases from a significant customer;
•	our ability to expand and diversify our customer base;
•	our ability to expand our revenue base and develop new products
•	our loss or failure to replace any significant retail or distribution partners;
•	our failure to expand or protect our proprietary rights and intellectual property;
•	our failure to complete development of products in a timely manner;
•	our failure to achieve the performance criteria required of our products by our customers;
•	fluctuations in our operating results because of: the timing of new product and technology introductions and product enhancements relative to our competitors, market acceptance of our products, the size and timing of customer orders, our ability to effectively manage inventory levels, delay or failure to fulfill orders for our products on a timely basis, distribution of or changes in our revenue among distribution partners and retailers, our inability to accurately forecast our contract manufacturing needs, difficulties with new product production implementation or supply chain, our suppliers’ ability to perform under their contracts with us, product defects and other product quality problems, the degree and rate of growth in our markets and the accompanying demand for our products, our ability to expand our internal and external sales forces and build the required infrastructure to meet anticipated growth, and seasonality of sales;
•	increased focus on consumer electronics retailers on their own private label brands;
•	decreasing sales prices on our products over their sales cycles;
•	increased reliance upon RadioShack;
•	the termination of reseller and distributor agreements or reduced or delayed orders;
•	difficulty in predicting sales to our customers resulting in increased levels of inventory;
•	lack of visibility to end user customers;
•	resellers and distributors promotion of competitor products;
•	corporate and other sales incentive changes at our resellers and distributors;
•	our failure to introduce new products and product enhancements that achieve market acceptance;
•	our failure to integrate acquired businesses, products and technologies;
•	our failure to protect our intellectual property;
•	intellectual property infringement claims against us;
•	our reliance on and the risk relating to outsourced manufacturing fulfillment of our products, including potential increases in manufacturing costs;
•	our reliance on sole sources for key components;
•	our ability to manage our anticipated growth;
•	our ability to manage our inventory levels;
•	the negative impacts of product returns;
•	design and performance issues with our products;
•	product liability claims;
•	our ability to hire and retain qualified personnel;
•	our ability to secure additional financing to meet our future capital needs;
•	increased competition and/or reduced demand in our industry;
•	our failure to comply with domestic and international laws and regulations;

•	economic conditions, political events, war, terrorism, public health issues, natural disasters and similar circumstances;

•	volatility in our stock price;
•	the risk that our common stock could be delisted from Nasdaq;
•	concentration of stock ownership among our executive officers and principal stockholders;
•	provisions in our certificate of incorporation, bylaws and Delaware law, as well as our stockholder rights plan, that could make a proposed acquisition of the Company more difficult; and
•	dilution resulting from potential future stock issuances.
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
          We use our proprietary technology to design and develop products that make computers and mobile electronic devices more efficient and cost effective, thus enabling professionals and consumers higher utilization of their mobile devices and the ability to access information more readily. Our products include power supplies and other accessories for computers and mobile electronic devices, such as laptop computers, netbook computers, mobile phones, PDAs, digital cameras, portable gaming devices and MP3 players.
          Sales through retailers and distributors accounted for approximately 84% of revenue for the three months ended March 31, 2010 and approximately 45% of revenue for the three months ended March 31, 2009. Sales to private-label resellers and OEMs accounted for approximately 12% of revenue for the three months ended March 31, 2010 and approximately 53% of revenue for the three months ended March 31, 2009. The balance of our revenue during these periods was derived from direct sales to end-users.
          In March 2009, Targus notified us of its intent not to renew our distribution agreement, which expired in May 2009. At that time, Targus was one of our two largest customers and accounted for 51% of our sales for the three months ended March 31, 2009. Targus accounted for 0% of our sales for the three months ended March 31, 2010. Accordingly, in the future, we expect that we will be even more dependent upon a relatively small number of customers for a significant portion of our revenue, including most notably RadioShack. Further, we expect to experience a reduction in our revenue in the first half of 2010 compared to 2009 as a result of the discontinuance of our relationship with Targus. We intend to develop relationships with a broader set of retailers and wireless carriers to expand the market availability of our iGo branded products. Our goal is that these relationships will allow us to diversify our customer base, add stability and decrease our historical reliance upon a limited number of customers. These relationships could significantly increase the availability and exposure of our products, particularly among large national and international retailers and wireless carriers, however we can provide no assurance that we will be able to replace the lost revenue from Targus.
          Our focus is on becoming a comprehensive provider of power management solutions. The centerpiece of our new power management solutions is the launch of our new iGo Green® products. The first iGo Green products are notebook chargers and surge protectors which incorporate our new patent-pending technology which has been designed to reduce energy consumption and almost completely eliminate standby power, or “Vampire Power,” that results from devices that continue to consume power even when they are idle or shut-off, such as computers and mobile phones.
          We believe that this power-saving technology, when combined with our existing power products that incorporate our patented tip technology for mobile electronic devices, will help us achieve our long-term goal of establishing an industry standard for reduced power consumption in the charging of mobile electronic devices.
          Our ability to execute successfully on our near and long-term objectives depends largely upon the general market acceptance of our power-saving and tip technologies, our ability to protect our proprietary rights to these technologies, our ability to generate additional major customers, and on the general economic conditions. Additionally, we must execute on the customer relationships that we have developed and continue to design, develop, manufacture and market new and innovative technology and products that are embraced by these customers and the overall market in general.
Recent Developments
          Effective January 1, 2010, we deconsolidated the results of Mission, eliminated the corresponding Connectivity Group Segment, and re-evaluated our remaining operations and have determined that we now operate and report a single business segment, which consists of the development, marketing and sale of electronics accessories.
          On April 19, 2010, we entered into an agreement with Mission, wherein Mission paid us $1.7 million in complete satisfaction of the outstanding balance owed to us under a promissory note, having an original principal balance of $2.5 million. In connection with Mission’s repayment of this promissory note, we also assigned our 15% ownership in Mission back to Mission in exchange for the right to receive 15% of the net proceeds generated from a sale at any time on or prior to April 19, 2011, or 7.5% of the net proceeds generated from a sale of Mission at any time between April 19, 2011 and April 19, 2012.
Critical Accounting Policies and Estimates
          Effective January 1, 2010, we adopted the provisions of ASU 2009-17, which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Upon adoption of ASU 2009-17, we determined we no longer meet the conditions to be the primary beneficiary of Mission. As a result, we no longer consolidate the results of Mission, and we no longer consider “Variable Interest Entities” to be a Critical Accounting Policy and Estimate.
          There were no other changes in our critical accounting policies during the three months ended March 31, 2010 from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations
          The following table presents certain selected consolidated financial data for the periods indicated expressed as a percentage of total revenue:

	Three months ended
	March 31,
	2010	2009
Revenue	100.0%	100.0%
Cost of revenue	67.5%	70.9%
Gross profit	32.5%	29.1%

Operating expenses:
Sales and marketing	21.7%	14.0%
Research and development	3.9%	4.9%
General and administrative	20.0%	20.3%
Total operating expenses	45.6%	39.2%

Loss from operations	-13.1%	-10.1%

Other income:
Interest, net	0.6%	0.7%
Other, net	21.9%	1.6%

Net income (loss)	9.4%	-7.8%

Comparison of Three Months Ended March 31, 2010 and 2009
          Revenue. Revenue generally consists of sales of products, net of returns and allowances. To date, our revenues have come predominantly from power adapters and accessories. The following table summarizes the year-over-year comparison of our consolidated revenue for the periods indicated ($ in thousands):

	Three Months	Three Months
	Ended	Ended	Decrease	Percentage change
	March 31,	March 31,	from same period	from the same period
	2010	2009	in the prior year	in the prior year
Revenue	$8,168	$13,412	$(5,244)	(39.1)%
          The decrease in revenue was primarily due to the loss of the Targus account in the second quarter of 2009. Sales to Targus decreased by $6.8 million, to almost zero for the three months ended March 31, 2010 compared to $6.8 million for the three months ended March 31, 2009. Sales to RadioShack decreased by $192,000, to $3.2 million for the three months ended March 31, 2010 from $3.4 million for the three months ended March 31, 2009. These decreases were partially offset by increases in sales of iGo-branded products to retailers and distributors of $1.0 million, to $3.6 million for the three months ended March 31, 2010 from $2.6 million for the three months ended March 31, 2009. Also partially offsetting the decrease in revenue was an increase in sales of private-label product to Belkin of $644,000 for the three months ended March 31, 2010, to whom we began selling in the second quarter of 2009. We anticipate continuing to gain market penetration for our iGo-branded power products into wireless distribution and other retail channels in 2010, which could partially offset the decrease in revenue from Targus. We also expect sales to RadioShack to continue to decline in 2010 as a result of the introduction of its own private-label brand of power products.

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

	Three Months	Three Months
	Ended	Ended	Increase/Decrease	Percentage change
	March 31,	March 31,	from same period	from the same period
	2010	2009	in the prior year	in the prior year
Cost of revenue	$5,517	$9,515	$(3,998)	(42.0)%
Gross profit	$2,651	$3,897	$(1,246)	(32.0)%
Gross margin	32.5%	29.1%	3.4%	11.7%
          The decrease in cost of revenue and the corresponding decrease in gross profit was due primarily to the decrease in revenue discussed above. The increase in gross margin was due primarily to an increase in average direct margin, which excludes labor and overhead costs, to 44.6% for the three months ended March 31, 2010 compared to 32.4% for the three months ended March 31, 2009, primarily as a result of the increased direct margin on sales of iGo-branded products direct to retail channels, rather than through private-label resellers. The increase in direct margin was partially offset by fixed overhead expenses allocated across a lower revenue base. As a result of these factors, cost of revenue as a percentage of revenue decreased to 67.5% for the three months ended March 31, 2010 from 70.9% for the three months ended March 31, 2009.
          Sales and marketing. Sales and marketing expenses generally consist of salaries, commissions and other personnel-related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. The following table summarizes the year-over-year comparison of our sales and marketing expenses for the periods indicated ($ in thousands):

	Three Months	Three Months
	Ended	Ended	Decrease	Percentage change
	March 31,	March 31,	from same period	from the same period
	2010	2009	in the prior year	in the prior year
Sales and marketing	$1,771	$1,873	$(102)	(5.4)%
          The decrease in sales and marketing expenses primarily resulted from declines of $43,000 in personnel-related expenses and $48,000 in advertising and trade shows for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. As a percentage of revenue, sales and marketing expenses increased to 21.7% for the three months ended March 31, 2010 from 14.0% for the three months ended March 31, 2009.
          Research and development. Research and development expenses consist primarily of salaries and personnel-related costs, outside consulting, lab costs and travel-related costs of our product development group. The following table summarizes the year-over-year comparison of our research and development expenses for the periods indicated ($ in thousands):

	Three Months	Three Months
	Ended	Ended	Decrease from	Percentage change
	March 31,	March 31,	same period	from the same period
	2010	2009	in the prior year	in the prior year
Research and development	$319	$652	$(333)	(51.1)%
          The decrease in research and development expenses primarily resulted from declines of $113,000 in personnel-related expenses and $176,000 in consulting, prototype and product certification and testing expenses. As a percentage of revenue, research and development expenses decreased to 3.9% for the three months ended March 31, 2010 from 4.9% for the three months ended March 31, 2009.

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

	Three Months	Three Months
	Ended	Ended	Decrease	Percentage change
	March 31,	March 31,	from same period	from the same period
	2010	2009	in the prior year	in the prior year
General and administrative	$1,636	$2,725	$(1,089)	(40.0)%
          The decrease in general and administrative expenses primarily resulted from a declines of $649,000 in personnel-related expenses, $115,000 in external legal expenses due primarily to decreased patent enforcement litigation during the three months ended March 31, 2010 compared to the three months ended March 31, 2009, and $276,000 in expenses related to the Internal Revenue Service audit of employment taxes that was resolved in 2009. General and administrative expenses as a percentage of revenue decreased slightly to 20.0% for the three months ended March 31, 2010 from 20.3% for the three months ended March 31, 2009.
          Interest income, net. Interest income, net decreased by $36,000 to $56,000 for the three months ended March 31, 2010 compared to $92,000 for the three months ended March 31, 2009. The decrease was primarily due to declining interest rates during 2009 and into 2010. At March 31, 2010, the average yield on our cash and short-term investments was approximately 0.1%.
          Other income, net. Other income, net was $1.8 million for the three months ended March 31, 2010 compared to $210,000 for the three months ended March 31, 2009. The increase in other income was primarily due to the recognition of a deferred gain of $1.7 million in connection with the 2007 sale of the assets of the docking and expansion business to Mission.
          Income taxes. No provision for income taxes was required for the three months ended March 31, 2010 or 2009. Based on historical operating losses and projections for future taxable income, it is more likely than not that we will not fully realize the benefits of the net operating loss carryforwards. We have not, therefore, recorded a tax benefit from our net operating loss carryforwards for either of the three months ended March 31, 2010 or March 31, 2009, which at March 31, 2010 was $155 million.
Operating Outlook
          Due to increased competition, both from third parties and private-label brands offered by some of our retail customers, and the current global economic downturn, we have experienced a decline in demand for our products with our traditional customer base. It is difficult for us to predict the depth and length of this economic downturn and its impact on our business in the long-term. We expect 2010 revenue to continue to decrease from 2009 levels, primarily due to increased competition from private-label brands offered by some of our retail customers, including most notably RadioShack, a general reduction in consumer demand for mobile electronic accessories resulting from the ongoing worldwide recession and from the loss of the Targus account. This reduction in revenue may be partially offset by further gains in market penetration into new mobile wireless carriers, distributors and retailers largely through our sales efforts.
          We expect gross margin percentage in 2010 to be slightly higher than 2009 due to a shift in customer mix from private-label customers to direct sales to retailers. We expect operating expenses to decrease in 2010 compared to 2009, as we expect reduced general and administrative expenses, partially offset by increased spending in sales and marketing and research and development.
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
          Our primary use of cash has been to fund purchases of short-term investments. The anticipated growth of our business will require investments in accounts receivable and inventories. In addition to our cash flow from operations, our primary sources of liquidity have been funds provided by issuances of equity securities and proceeds from the sale of intellectual property assets and other assets. We cannot assure you that these sources will be available to us in the future.
          Capital markets in the United States and throughout the world remain disrupted and under stress. This stress is compounded by the ongoing severe worldwide recession. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely impact our ability to obtain additional or alternative financing.
          The following table sets forth for the period presented certain consolidated cash flow information ($ in thousands):

	Three Months Ended March 31,
	2010	2009
Net cash provided by (used in) operating activities	$711	$(1,158)
Net cash (used in) provided by investing activities	(6,646)	2,666
Net cash provided by financing activities	—	—
Foreign currency exchange impact on cash flow	(50)	(10)

(Decrease) increase in cash and cash equivalents	$(5,985)	$1,498

Cash and cash equivalents at beginning of period	$19,775	$25,619

Cash and cash equivalents at end of period	$13,790	$27,117

•	Net cash provided by (used in) operating activities. Cash was provided by operating activities for the three months ended March 31, 2010 primarily as a result of net income plus the combined effect of non-cash expenses and sales of inventory, partially offset by an increase in accounts receivable. For the current fiscal year, we expect to generate cash from operating activities.
Our consolidated cash flow operating metrics are as follows:

	Quarter Ended
	March 31,
	2010	2009
Days outstanding in ending accounts receivable (“DSOs”)	60	34
Inventory turns	5	10
The increase in DSOs at March 31, 2010 compared to March 31, 2009 was primarily due to increases in accounts receivable as a result of our transition to a customer base consisting largely of retail customers, who generally require longer payment terms, as well as a lower overall revenue base. We expect DSOs will decrease in 2010 as our revenue base increases. The decrease in inventory turns was primarily due to the decline in revenue from sales to RadioShack and Targus, for whom we hold no inventory. We expect to manage inventory growth during

2010 and we expect inventory turns for the remainder of 2010 to remain consistent with the period ended March 31, 2010.
•	Net cash (used in) provided by investing activities. For the three months ended March 31, 2010, net cash was used in investing activities for purchases of short-term investments. Our current investment strategy is to continue to invest excess cash in short-term investments.
•	Net cash provided by financing activities. We had no cash flows from financing activities during the first quarter of 2010 or 2009.
          Investments. At March 31, 2010, our investments in marketable securities included seven corporate bonds, six United States government securities, six commercial paper instruments issued by various companies, and one municipal mutual fund with a total fair value of approximately $19.4 million. At December 31, 2009, 14 of these securities had an unrealized loss, representing less than 1% of the book value of all marketable securities in the portfolio.
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
          Financing Facilities. In the future, debt financing may not be available to us in amounts or on terms that are acceptable to us.
          Contractual Obligations. In our day-to-day business activities, we incur certain commitments to make future payments under contracts such as operating leases and purchase orders. Maturities under these contracts are set forth in the following table as of March 31, 2010 (amounts in thousands):

	Payment due by period
	2010	2011	2012	2013	2014	More than 5 years
Operating lease obligations	$327	$440	$444	$455	$76	$—
Inventory Purchase obligations	18,506	—	—	—	—	—

Totals	$18,833	$440	$444	$455	$76	$—

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
          Net Operating Loss Carryforwards. As of March 31, 2010, we had approximately $155 million of federal, foreign and state net operating loss carryforwards which expire at various dates. We anticipate that the sale of common stock in our initial public offering and in subsequent private offerings, as well as the issuance of our common stock for acquisitions, coupled with prior sales of common stock will cause an annual limitation on the use of our net operating loss carryforwards pursuant to the change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended. This limitation is expected to have a material effect on the timing of our ability to use the net operating loss carryforwards in the future. Additionally, our ability to use the net operating loss carryforwards is dependent upon our future level of profitability, which cannot be determined.

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
          See “Liquidity and Capital Resources” for further discussion of our capital structure. Market risk, calculated as the potential change in fair value of our cash and cash equivalents and resulting from a hypothetical 1.0% (100 basis point) change in interest rates, was not material at March 31, 2010.
ITEM 4. CONTROLS AND PROCEDURES
          Evaluation of Disclosure Controls and Procedures — We maintain disclosure controls and other procedures that are designed to ensure that information required to be disclosed in our filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. With the participation of the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2010, and concluded that our disclosure controls and procedures were effective.
          Changes in Internal Control Over Financial Reporting — There was no change in our internal control over financial reporting during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
          In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I. “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from the disclosure included in our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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

IGO, INC.
Dated: May 6, 2010	By:	/s/ Michael D. Heil
Michael D. Heil
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Darryl S. Baker
Darryl S. Baker
Vice President and Chief Financial Officer and Authorized Officer of Registrant (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document
3.1	Certificate of Incorporation of the Company (1)

3.2	Articles of Amendment to the Certificate of Incorporation of the Company dated as of June 17, 1997 (2)

3.3	Articles of Amendment to the Certificate of Incorporation of the Company dated as of September 10, 1997 (1)

3.4	Articles of Amendment to the Certificate of Incorporation of the Company dated as of July 20, 1998 (1)

3.5	Articles of Amendment to the Certificate of Incorporation of the Company dated as of February 3, 2000 (1)

3.6	Articles of Amendment to the Certificate of Incorporation of the Company dated as of March 31, 2000 (2)

3.7	Certificate of Designations, Preferences, Rights and Limitations of Series G Junior Participating Preferred Stock of iGo, Inc. (3)

3.8	Certificate of Ownership and Merger Merging iGo Merger Sub Inc. with and into Mobility Electronics, Inc. (4)

3.9	Certificate of Elimination of Series C, Series D, Series E, and Series F Preferred Stock of Mobility Electronics, Inc. (4)

3.10	Fourth Amended and Restated Bylaws of the Company (5)

10.1	iGo, Inc. 2010 Executive Bonus Plan (6)

10.2	Note Repayment and Stock Repurchase Agreement dated April 19, 2010 (7)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed/furnished herewith

(1)	Previously filed as an exhibit to Registration Statement No. 333-30264 dated February 11, 2000.

(2)	Previously filed as an exhibit to Amendment No. 2 to Registration Statement No. 333-30264 on Form S-1 dated May 4, 2000.

(3)	Previously filed as an exhibit to Current Report on Form 8-K filed June 19, 2003.

(4)	Previously filed as an exhibit to Current Report on Form 8-K dated May 21, 2008.

(5)	Previously filed as an exhibit to Form 10-K for the period ended December 31, 2008.

(6)	Previously filed as an exhibit to Current Report on Form 8-K filed April 6, 2010.

(7)	Previously filed as an exhibit to Current Report on Form 8-K filed April 21, 2010