Form 10-Q
period 2010-06-30
iGo, Inc.
filed 2010-08-05
CIK 1075656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
YES ☐                     NO ☑
At August 4, 2010, there were 32,884,698 shares of the Registrant’s Common Stock, par value $0.01 per share outstanding.

IGO, INC.
FORM 10-Q

i

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS:
IGO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(unaudited)

	June 30,	December 31,
	2010	2009
		As recast
ASSETS
Current assets:
Cash and cash equivalents	$14,109	$19,775
Short-term investments	19,933	12,777
Accounts receivable, net	6,774	5,109
Inventories	6,219	5,964
Prepaid expenses and other current assets	517	401

Total current assets	47,552	44,026
Property and equipment, net	714	835
Intangible assets, net	821	1,048
Notes receivable and other assets, net	153	268

Total assets	$49,240	$46,177

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$5,043	$3,557
Accrued expenses and other current liabilities	1,404	1,424
Deferred revenue	1,898	914

Total liabilities	8,345	5,895

Equity:
Common stock, $.01 par value; authorized 90,000,000 shares; 32,877,341 and 32,411,531 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	329	324
Additional paid-in capital	171,393	171,034
Accumulated deficit	(130,847)	(131,216)
Accumulated other comprehensive income	20	140

Total equity	40,895	40,282

Total liabilities and equity	$49,240	$46,177

See accompanying notes to unaudited condensed consolidated financial statements.

IGO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		As recast		As recast
Revenue	$9,748	$13,618	$17,916	$27,031
Cost of revenue	6,436	9,719	11,953	19,235

Gross profit	3,312	3,899	5,963	7,796

Operating expenses:
Sales and marketing	1,634	1,506	3,405	3,379
Research and development	390	484	709	1,135
General and administrative	1,785	1,845	3,422	4,571

Total operating expenses	3,809	3,835	7,536	9,085

Income (loss) from operations	(497)	64	(1,573)	(1,289)

Other income, net:
Interest income, net	40	35	96	127
Gain on disposal of assets and other income, net	57	63	1,846	272

Net income (loss)	(400)	162	369	(890)

Net income (loss) per share
Basic	$(0.01)	$0.01	$0.01	$(0.03)

Diluted	$(0.01)	$0.00	$0.01	$(0.03)

Weighted average common shares outstanding
Basic	32,750	32,328	32,654	32,208

Diluted	32,750	33,882	33,965	32,208

See accompanying notes to unaudited condensed consolidated financial statements.

IGO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30,
	2010	2009
		As recast
Cash flows from operating activities:
Net income (loss)	$369	$(890)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts and sales returns and credits	124	236
Depreciation and amortization	740	709
Stock compensation expense	618	653
Gain on sale of business	(1,714)	—
Loss on disposal of assets, net	—	56
Changes in operating assets and liabilities:
Accounts receivable and notes receivable, current	(75)	4,811
Inventories	(255)	321
Prepaid expenses and other assets	(244)	138
Accounts payable	1,486	(2,386)
Accrued expenses and other current liabilities	709	(746)

Net cash provided by operating activities	1,758	2,902

Cash flows from investing activities:
Purchase of property and equipment	(149)	(429)
Proceeds from disposal of assets	—	11
(Purchase) sale of short-term investments, net	(7,159)	4,410

Net cash provided by/(used in) investing activities	(7,308)	3,992

Cash flows from financing activities:
Net cash provided by financing activities	—	—

Effects of exchange rate changes on cash and cash equivalents	(116)	4

Net increase/(decrease) in cash and cash equivalents	(5,666)	6,898
Cash and cash equivalents, beginning of period	19,775	25,619

Cash and cash equivalents, end of period	$14,109	$32,517

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
     Prior to January 1, 2010, the accounts of Mission Technology Group, Inc. (“Mission”), in which Mobility California, Inc. held a 15% equity interest were included in the condensed consolidated financial statements of iGo, Inc. Pursuant to Accounting Standards Update 2009-17 (“ASU 2009-17”), “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” the Company no longer meets the conditions to be the primary beneficiary of Mission. As a result, as of January 1, 2010, the Company no longer consolidates the results of Mission and has removed the results of Mission from the presentation of historical financial information in this filing. See Note 2.
     The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles, pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying condensed consolidated financial statements include all normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2009 included in the Company’s Form 10-K, filed with the SEC. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of results to be expected for the full year or any other period.
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
     Other accounting standards and exposure drafts, such as exposure drafts related to revenue recognition, lease accounting, loss contingencies, comprehensive income and fair value measurements, that have been issued or proposed by the FASB or other standards setting bodies that do not require adoption until a future date are being evaluated by the Company to determine whether adoption will have a material impact on the Company’s consolidated financial statements.
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
     As a result, as of January 1, 2010, the Company no longer consolidates the results of Mission and has removed the results of Mission from the presentation of historical financial information in this filing. Accordingly, the consolidated balance sheet as of December 31, 2009, the condensed consolidated statements of operations, for the three and six months ended June 30, 2009, and the statement of cash flows for the six month period ended June 30, 2009, have been recast to give effect to the removal of Mission from the accompanying condensed consolidated financial statements.
     Upon deconsolidation of Mission on January 1, 2010, the Company had recorded a valuation allowance of $1,714,000 against the then-remaining uncollected principal balance on the note receivable from Mission of $1,847,000. The Company recorded no value related to its 15% common equity interest. In February 2010, the Company received a principal payment of $147,000 from Mission, leaving a net uncollected balance against the note receivable of $1,700,000 at March 31, 2010. In April 2010, the Company entered into a transaction with Mission that resulted in complete collection of its note receivable and the sale of its 15% common equity interest. As the Company had previously recorded a valuation allowance of $1,714,000 against the promissory notes, the Company determined that as of March 31, 2010, based on the subsequent collection of $1,700,000 as payment-in-full against the note receivable, collectability was reasonably assured. Accordingly, the Company reversed its valuation allowance against the note receivable and recorded a gain of $1,714,000 during the three months ended March 31, 2010, which gain was included in the accompanying Condensed Consolidated Statements of Operations under the caption “Gain on disposal of assets and other income, net”. The Company received cumulative proceeds of $3,930,000 million, plus interest, between April 2007 and April 2010 in connection with the sale of the docking and expansion business to Mission.
     The following table presents the Condensed Consolidated Balance Sheet as of December 31, 2009, reflecting the deconsolidation of Mission, as recast (amounts in thousands).

	December 31, 2009
	As reported	Adjustments	As recast
ASSETS
Current assets:
Cash and cash equivalents	$20,091	$(316)	$19,775
Short-term investments	12,777	—	12,777
Accounts receivable, net	5,692	(583)	5,109
Inventories	6,612	(648)	5,964
Prepaid expenses and other current assets	411	(10)	401

Total current assets	45,583	(1,557)	44,026
Property and equipment, net	890	(55)	835
Intangible assets, net	1,087	(39)	1,048
Notes receivable and other assets	174	94	268

Total assets	$47,734	$(1,557)	$46,177

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$3,868	$(311)	$3,557
Accrued expenses and other current liabilities	1,667	(243)	1,424
Deferred revenue	965	(51)	914

Total liabilities	6,500	(605)	5,895

Equity:
Total iGo, Inc. common stockholders’ equity	40,310	(28)	40,282

Non-controlling interest	924	(924)	—

Total equity	41,234	(952)	40,282

Total liabilities and equity	$47,734	$(1,557)	$46,177

     The following table presents the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2009, reflecting the deconsolidation of Mission, as recast (amounts in thousands).

	Three Months Ended			Six Months Ended
	June 30, 2009			June 30, 2009
	As reported	Adjustments	As recast	As reported	Adjustments	As recast
Revenue	$15,075	$(1,457)	$13,618	$30,015	$(2,984)	$27,031
Cost of revenue	10,498	(779)	9,719	20,820	(1,585)	19,235

Gross profit	4,577	(678)	3,899	9,195	(1,399)	7,796

Operating expenses:
Sales and marketing	1,736	(230)	1,506	3,844	(465)	3,379
Research and development	754	(270)	484	1,671	(536)	1,135
General and administrative	2,088	(243)	1,845	5,106	(535)	4,571

Total operating expenses	4,578	(743)	3,835	10,621	(1,536)	9,085

Income (loss) from operations	(1)	65	64	(1,426)	137	(1,289)

Other income (expense):
Interest income, net	18	17	35	75	52	127
Gain on disposal of assets and other income, net	101	(38)	63	352	(80)	272

Net income (loss)	118	44	162	(999)	109	(890)
Less: Net loss attributable to non-controlling interest	16	(16)	—	42	(42)	—

Net income (loss) attributable to iGo, Inc.	$134	$28	$162	$(957)	$67	$(890)

     The following table presents the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2009, reflecting the deconsolidation of Mission, as recast (amounts in thousands).

	Six Months Ended
	June 30, 2009
	As reported	Adjustments	As Recast
Cash flows from operating activities:
Net loss	$(999)	$109	$(890)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts and sales returns and credits	237	(1)	236
Depreciation and amortization	748	(39)	709
Stock compensation expense	653	—	653
Loss on disposal of assets, net	56	—	56
Changes in operating assets and liabilities:
Accounts receivable	5,012	(201)	4,811
Inventories	479	(158)	321
Prepaid expenses and other assets	(144)	282	138
Accounts payable	(2,528)	142	(2,386)
Accrued expenses and other current liabilities	(622)	(124)	(746)

Net cash provided by operating activities	2,892	10	2,902

Cash flows from investing activities:
Purchase of property and equipment	(441)	12	(429)
Proceeds from disposal of assets	12	(1)	11
(Purchase) sale of investments	4,410	—	4,410

Net cash provided by investing activities	3,981	11	3,992

Cash flows from financing activities:
Net cash provided by financing activities	—	—	—

Effects of exchange rate changes on cash and cash equivalents	4	—	4

Net increase in cash and cash equivalents	6,877	21	6,898
Cash and cash equivalents, beginning of period	26,139	(520)	25,619

Cash and cash equivalents, end of period	$33,016	$(499)	$32,517

(3) Fair Value Measurement
     As of June 30, 2010, the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis are comprised of overnight money market funds and investments in marketable securities.
     The Company invests excess cash from its operating cash accounts in overnight money market funds and reflects these amounts within cash and cash equivalents on the condensed consolidated balance sheet at a net value of 1:1 for each dollar invested.
     At June 30, 2010, investments totaling $19,933,000 are classified as short-term investments on the condensed consolidated balance sheet. These investments are considered available-for-sale securities and are reported at fair value based on third-party broker statements, which qualifies as level 2 in the fair value hierarchy. The unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income. Realized gains and losses are included in interest income, net.
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

     The Company used net cash of $7,159,000 and generated net proceeds of $4,410,000 from the purchase and sale of available-for-sale marketable securities during the six months ended June 30, 2010 and 2009, respectively.
     As of June 30, 2010 and December 31, 2009, the amortized cost basis, unrealized holding gains (losses) and aggregate fair value by short-term major security type investments were as follows (amounts in thousands):

	June 30, 2010			December 31, 2009
		Net Unrealized			Net Unrealized
		Holding Gains			Holding Gains
	Amortized Cost	(Losses)	Aggregate Fair Value	Amortized Cost	(Losses)	Aggregate Fair Value
U.S. corporate securities:
Commercial paper	$2,398	$—	$2,398	$3,495	$—	$3,495
Corporate notes and bonds	4,429	(7)	4,422	3,278	—	3,278

	6,827	(7)	6,820	6,773	—	6,773

U.S. municipal funds	5,040	—	5,040	5,000	4	5,004
U.S. government securities	8,070	3	8,073	1,001	(1)	1,000

	$19,937	$(4)	$19,933	$12,774	$3	$12,777

(5) Inventories
     Inventories consist of the following at June 30, 2010 and December 31, 2009 (amounts in thousands):

	June 30,	December 31,
	2010	2009
		As recast
Raw materials	$—	$—
Finished goods	6,219	5,964

	$6,219	$5,964

(6) Intangible Assets
     Intangible assets consist of the following at June 30, 2010 and December 31, 2009 (amounts in thousands):

		June 30, 2010			December 31, 2009
						As recast
	Average	Gross		Net	Gross		Net
	Life	Intangible	Accumulated	Intangible	Intangible	Accumulated	Intangible
	(Years)	Assets	Amortization	Assets	Assets	Amortization	Assets
Amortized intangible assets:
Patents and trademarks	3	4,210	(3,497)	713	3,967	(3,052)	915
Trade names	10	442	(334)	108	442	(309)	133

Total		$4,652	$(3,831)	$821	$4,409	$(3,361)	$1,048

     Aggregate amortization expense for identifiable intangible assets totaled $240,000 and $470,000 for the three and six months ended June 30, 2010. Aggregate amortization expense for identifiable intangible assets totaled $185,000 and $344,000 for the three and six months ended June 30, 2009.
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
     The estimated net realizable value of the note receivable from CradlePoint in connection with this transaction is included in notes receivable and other assets, net. The gross outstanding principal balance of the promissory note was $288,000 as of June 30, 2010, and the Company has recorded an allowance of $288,000 against the note and, accordingly, the net balance of the CradlePoint note receivable was $0 as of June 30, 2010 and December 31, 2009.
(8) Stock-based Compensation
     Stock-based compensation expense includes compensation expense, recognized over the applicable requisite service periods for share-based awards. As of June 30, 2010, there were 15,000 fully-vested outstanding stock options and no non-vested outstanding stock options. Accordingly, there was no unrecognized compensation expense relating to non-vested stock options at June 30, 2010.
     The following table summarizes information for the six months ended June 30, 2010 regarding restricted stock unit activity under the 2004 Directors Plan, the 2004 Omnibus Plan and a grant made pursuant to Nasdaq Rule 5635(c)(4):

	2004 Directors Plan		2004 Omnibus Plan		Heil Grant
		Weighted Average		Weighted Average		Weighted Average
	Number	Value per Share	Number	Value per Share	Number	Value per Share
Outstanding, December 31, 2009	94,499	$1.90	790,194	$2.60	625,000	$2.13
Granted	58,194	1.54	413,056	$1.91	—	—
Canceled	—	—	(22,763)	$3.00	—	—
Released to common stock	(76,167)	2.05	(218,455)	$3.27	(171,188)	2.13
Released for settlement of taxes	—	—	(102,210)	$3.88	(78,812)	2.13

Outstanding, June 30, 2010	76,526	$1.47	859,822	$1.94	375,000	$2.13

     For the three and six months ended June 30, 2010, the Company recorded in general and administrative expense pre-tax charges of $351,000 and $618,000, respectively, associated with the expensing of restricted stock unit awards activity. For the three and six months ended June 30, 2009, the Company recorded in general and administrative expense pre-tax charges of $372,000 and $653,000, respectively, associated with the expensing of restricted stock unit awards activity.
     As of June 30, 2010, there was $1,967,000 of total unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a weighted average period of two years.

     As of June 30, 2010, all outstanding restricted stock units were non-vested.
(9) Net Income (Loss) attributable to iGo, Inc. per Share
     The computation of basic and diluted net income (loss) per share follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		As recast		As recast
Basic net income (loss) per share computation:
Numerator:
Net income (loss)	$(400)	$162	$369	$(890)

Denominator:
Weighted average number of common shares outstanding	32,750	32,328	32,654	32,208

Basic net income (loss) per share:	$(0.01)	$0.01	$0.01	$(0.03)

Diluted net income (loss) per share computation:
Numerator:
Net income (loss)	$(400)	$162	$369	$(890)

Denominator:
Weighted average number of common shares outstanding	32,750	32,328	32,654	32,208
Effect of dilutive stock options, warrants, and restricted stock units	—	1,554	1,311	—

	32,750	33,882	33,965	32,208

Diluted net income (loss) attributable to iGo, Inc. per share:	$(0.01)	$0.00	$0.01	$(0.03)

Stock options not included in dilutive net income (loss) per share since antidilutive	15	233	15	233

Warrants not included in dilutive net income (loss) per share since antidilutive	5	600	5	600
(10) Business Segments, Concentration of Credit Risk and Significant Customers
     Effective January 1, 2010, upon the deconsolidation of the results of Mission, the Company eliminated the Connectivity Group segment and re-evaluated its remaining operations, including how the Company’s chief operating decision maker (“CODM”) manages those operations, and has determined that the Company now operates a single business segment, which consists of the development, marketing and sales of electronics accessories. As a result of this change, the Company has revised the corresponding items of segment information for prior periods.
     The Company attributes revenue from external customers to geography based on the location to which products are shipped. The following tables summarize the Company’s revenues by product line, as well as its revenues by geography and the percentages of revenue by route to market (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		As recast		As recast
Revenue:
Computer power products	$6,759	$7,898	$11,840	$17,563
Mobile electronic device power products	2,814	5,626	5,754	9,280
Other	175	94	322	188

	$9,748	$13,618	$17,916	$27,031

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		As recast		As recast
North America (principally United States)	$8,385	$12,773	$14,724	$24,957
Europe	867	779	2,162	1,562
Asia Pacific	496	66	1,030	512

	$9,748	$13,618	$17,916	$27,031

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
     Two customers accounted for 39%, and 13%, respectively, of net sales for the six months ended June 30, 2010. Two customers accounted for 41% and 33%, respectively, of net sales for the six months ended June 30, 2009. Two customers’ accounts receivable balances accounted for 33% and 21%, respectively, of net accounts receivable at June 30, 2010. Two customers’ accounts receivable balances accounted for 56% and 15%, respectively, of net accounts receivable at June 30, 2009.
     Allowance for doubtful accounts was $131,000 and $130,000 at June 30, 2010 and December 31, 2009, respectively. Allowance for sales returns and price protection was $327,000 and $442,000 at June 30, 2010 and December 31, 2009, respectively.
(11) Contingencies
     The Company procures its products primarily from supply sources based in Asia. Typically, the Company places purchase orders for completed products and takes ownership of the finished inventory upon completion and delivery from its supplier. Occasionally, the Company presents its suppliers with ‘Letters of Authorization’ for the suppliers to procure long-lead raw components to be used in the manufacture of the Company’s products. These Letters of Authorization indicate the Company’s commitment to utilize the long-lead raw components in production. As of June 30, 2007, based on a change in strategic direction, the Company determined it would not procure certain products for which it had outstanding Letters of Authorization with suppliers. The Company believes it is probable that it will be required to pay suppliers for certain Letter of Authorization commitments and has already partially settled some of these obligations. At June 30, 2010, the Company had estimated, and recorded, a remaining liability for this contingency in the amount of $75,000.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This report contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “expect,” “anticipate,” “estimate” and other similar statements of expectations identify forward-looking statements. Forward-looking statements in this report can be found in the “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections as well as other sections of this report and include, without limitation, the expectation that we will see a continued reduction in revenue in 2010 compared to 2009 as a result of increased competition from private-label brands offered by some of our retail customers, such as RadioShack, and the discontinuance of our relationship with Targus; the expectation that as a result of the loss of our largest customer, Targus, we will be even more dependent upon a relatively small number of customers for a significant portion of our revenue, including most notably RadioShack and Walmart; the belief that we will be successful in our efforts to partially offset declines in Targus revenue by anticipated further gains in market penetration into mobile wireless carriers, distributors and retailers largely through our sales efforts; our anticipated gross margin, and related expenses and operating metrics for 2010; our strategy, including but not limited to, our intentions to continue to develop and introduce new products and technologies, file patents and expand our intellectual property position, market non-power accessories, and market and expand our “green” power product offerings to address the problem of “vampire power” as well as the expected benefits that will result from our efforts; our intention to introduce new mobile electronics accessories beyond the charger market and the belief that as a result of these efforts we can improve our ability to drive higher levels of revenue and earnings, which will ultimately have a positive impact on value creation for our shareholders; that sales to RadioShack will continue to decline in 2010 compared to 2009 levels; expectations regarding the impact of the current economic recession on us and our industry; anticipated planned research and development efforts; beliefs relating to our competitive advantages and the market need for our products; the sufficiency of our cash and liquidity; the likelihood that we will be required to pay certain Letter of Authorization commitments; beliefs relating to our distribution capabilities and brand identity; expectations regarding the timing and success of new product introductions, including our anticipated launch of new “green” power management solutions and their impact on our long term goals; the anticipated strength, ability to protect, and actions relating to our intellectual property portfolio; our intention to continue to develop power products in existing and new markets; our intention to develop broader relationships with retailers and wireless carriers for our power products; our intention to continue to make capital expenditures and pursue opportunities to acquire businesses, products and technologies, as well as our strategy to explore other initiatives, including sourcing products from third-parties, joint marketing ventures, product bundling, licensing opportunities and acquisitions of complementary and synergistic product families and companies; expectations about inventory levels we will be required to maintain and future sales returns; expectations about competition; the possibility we may issue additional shares of stock or debt; our intention and ability to hold marketable securities to maturity; projections about the outcome of litigation against the Company; expected limitations on our ability to utilize our operating loss carryforwards; the timing of amortization of stock-based compensation expense; our intentions to reinvest cash balances held in the United Kingdom and our intentions to invest excess cash held in the United States in short-term investments; and our beliefs about the market risks associated with our financial instruments.
     These forward-looking statements are based largely on our management’s expectations and involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 under the heading “Risk Factors” and those set forth in other sections of this report and in other reports that we file with the SEC. Additional factors that could cause actual results to differ materially from those expressed in these forward-looking statements include, among others, the following:
•	our dependence on large purchases from a significant customer;

•	our ability to expand and diversify our customer base;

•	our ability to expand our revenue base and develop new products;

•	our loss or failure to replace any significant retail or distribution partners;

•	our failure to expand or protect our propriety rights and intellectual property;

•	our failure to complete development of products in a timely manner;

•	our failure to achieve the performance criteria required of our products by our customers;

•	fluctuations in our operating results because of: the timing of new product and technology introductions and product enhancements relative to our competitors, market acceptance of our products, the size and timing of customer orders, our ability to effectively manage inventory levels, delay or failure to fulfill orders for our products on a timely basis, distribution of or changes in our revenue among distribution partners and retailers, our inability to accurately forecast our contract manufacturing needs, difficulties with new product production implementation or supply chain, our suppliers’ ability to perform under their contracts with us, product defects and other product quality problems, the degree and rate of growth in our markets and the accompanying demand for our products, our ability to expand our internal and external sales forces and build the required infrastructure to meet anticipated growth, and seasonality of sales;

•	increased focus on consumer electronics retailers on their own private label brands;

•	decreasing sales prices on our products over their sales cycles;

•	increased reliance upon RadioShack and Walmart;

•	the termination of reseller and distributor agreements or reduced or delayed orders;

•	difficulty in predicting sales to our customers resulting in increased levels of inventory;

•	lack of visibility to end user customers;

•	resellers’ and distributors’ promotion of competitor products;

•	corporate and other sales incentive changes at our resellers and distributors;

•	our failure to introduce new products and product enhancements that achieve market acceptance;

•	our failure to integrate acquired businesses, products and technologies;

•	our failure to protect our intellectual property;

•	intellectual property infringement claims against us;

•	our reliance on and the risk relating to outsourced manufacturing fulfillment of our products, including potential increases in manufacturing costs;

•	our reliance on sole sources for key components;

•	our ability to manage our anticipated growth;

•	our ability to manage our inventory levels;

•	the negative impacts of product returns;

•	design and performance issues with our products;

•	product liability claims;

•	our ability to hire and retain qualified personnel;

•	our ability to secure additional financing to meet our future capital needs;

•	increased competition and/or reduced demand in our industry;

•	our failure to comply with domestic and international laws and regulations;

•	economic conditions, political events, war, terrorism, public health issues, natural disasters and similar circumstances;

•	volatility in our stock price;

•	the risk that our common stock could be delisted from Nasdaq;

•	concentration of stock ownership among our executive officers and principal stockholders;

•	provisions in our certificate of incorporation, bylaws and Delaware law, as well as our stockholder rights plan, that could make a proposed acquisition of the Company more difficult; and

•	dilution resulting from potential future stock issuances.
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
Overview
     Increased functionality and the ability to access and manage information remotely are driving the proliferation of mobile electronic devices and applications. The popularity of these devices is increasing due to reductions in size, weight and cost and improvements in functionality, storage capacity and reliability. Each of these devices needs to be powered and connected when in the home, the office, or on the road, and can be accessorized, representing opportunities for one or more of our products.
     We use our proprietary technology to design and develop products that make computers and mobile electronic devices more efficient and cost effective, thus enabling professionals and consumers higher utilization of their mobile devices and the ability to access information more readily. Our current products include power products for mobile electronic devices, such as portable computers, mobile phones, PDAs, and MP3 players; and accessory products for mobile electronic devices. We also intend to introduce new mobile electronic accessories consistent with our vision to attach our products and technology to every mobile electronic device.
     The centerpiece of our new power management solutions is the launch of our new iGo Green® products. The first iGo Green products are notebook chargers and surge protectors which incorporate our new patent-pending technology which has been designed to reduce energy consumption and almost completely eliminate standby power, or “Vampire Power,” which results from devices that continue to consume power even when they are idle or shut-off, such as computers and mobile phones.
     We believe that this power-saving technology, when combined with our existing power products that incorporate our patented tip technology for both high- and low-power mobile electronic devices, will help us achieve our long-term goal of establishing an industry standard for reduced power consumption when charging mobile electronic devices.
     Sales through retailers and distributors accounted for approximately 88% of revenue for the six months ended June 30, 2010 and approximately 51% of revenue for the six months ended June 30, 2009. Sales to private-label resellers and OEMs accounted for approximately 8% of revenue for the six months ended June 30, 2010 and approximately 44% of revenue for the six months ended June 30, 2009. The balance of our revenue during these periods was derived from direct sales to end-users.
     In March 2009, Targus notified us of its intent not to renew our distribution agreement, which expired in May 2009. At that time, Targus was one of our two largest customers and accounted for 41% of our sales for the six months ended June 30, 2009. Targus accounted for 0% of our sales for the six months ended June 30, 2010. Accordingly, in the future, we expect that we will be even more dependent upon a relatively small number of customers for a significant portion of our revenue, including most notably RadioShack and Walmart. We intend to develop relationships with a broader set of retailers and wireless carriers to expand the market availability of our iGo branded products. Our goal is that these relationships will allow us to diversify our customer base, add stability and decrease our historical reliance upon a limited number of customers. These relationships could significantly increase the availability and exposure of our products, particularly among large national and international retailers and wireless carriers, however we can provide no assurance that we will be able to replace the lost revenue from Targus.
     Our ability to execute successfully on our near and long-term objectives depends largely upon the general market acceptance of our power-saving and tip technologies, our ability to protect our proprietary rights to these technologies, our ability to generate additional major customers, and on general economic conditions. Additionally, we must execute on the customer relationships that we have developed and continue to design, develop, manufacture and market new and innovative technology and products that are embraced by these customers and the overall market.

Recent Developments
     Effective January 1, 2010, we deconsolidated the results of Mission, eliminated the corresponding Connectivity Group Segment, and re-evaluated our remaining operations and have determined that we now operate and report a single business segment, which consists of the development, marketing and sale of electronics accessories.
     In April, 2010, we entered into an agreement with Mission, wherein Mission paid us $1.7 million in complete satisfaction of the outstanding balance owed to us pursuant to a promissory note, having an original principal balance of $2.5 million. In connection with Mission’s repayment of this promissory note, we also assigned our 15% ownership in Mission back to Mission in exchange for the right to receive 15% of the net proceeds generated from a sale of Mission at any time on or prior to April 19, 2011, or 7.5% of the net proceeds generated from a sale of Mission at any time between April 19, 2011 and April 19, 2012.
Critical Accounting Policies and Estimates
     Effective January 1, 2010, we adopted the provisions of ASU 2009-17, which changes how a reporting entity determines when an entity should be consolidated. Upon our adoption of ASU 2009-17, we determined we no longer meet the conditions to be the primary beneficiary of Mission. As a result, we no longer consolidate the results of Mission, and we no longer consider “Variable Interest Entities” to be a Critical Accounting Policy and Estimate. The accompanying 2009 financial statements have been recast to reflect the adoption of ASU 2009-17.
     There were no other changes in our critical accounting policies during the six months ended June 30, 2010 from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.
Results of Operations
     The following table presents certain selected consolidated financial data for the periods indicated expressed as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		As recast		As recast
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	66.0%	71.4%	66.7%	71.2%

Gross profit	34.0%	28.6%	33.3%	28.8%

Operating expenses:
Sales and marketing	16.8%	11.1%	19.0%	12.5%
Research and development	4.0%	3.6%	4.0%	4.2%
General and administrative	18.3%	13.5%	19.1%	16.9%

Total operating expenses	39.1%	28.2%	42.1%	33.6%

Gain (loss) from operations	(5.1%)	0.4%	(8.8%)	(4.8%)

Other income (expense):
Interest, net	0.4%	0.3%	0.5%	0.5%
Other, net	0.6%	0.5%	10.3%	1.0%

Net income (loss)	(4.1%)	1.2%	2.0%	(3.3%)

Comparison of Three Months Ended June 30, 2010 and 2009
     Revenue. Revenue generally consists of sales of products, net of returns and allowances. To date, our revenue has come predominantly from power adapters, handheld products, expansion and docking products, and accessories. The following table summarizes the year-over-year comparison of our consolidated revenue for the periods indicated ($ in thousands):

	Three Months	Three Months	Decrease	Percentage change
	Ended	Ended	from same period in	from the same
	June 30, 2010	June 30, 2009	the prior year	period in the prior year
Revenue	$9,748	$13,618	$(3,870)	(28.4)%
     The decrease in revenue was primarily due to the decline in sales to private-label resellers in the second quarter of 2010. Sales to private-label resellers decreased by $4.5 million, to $438,000 for the three months ended June 30, 2010 compared to $4.9 million for the three months ended June 30, 2009. Sales to RadioShack decreased by $1.9 million, to $3.7 million for the three months ended June 30, 2010 from $5.6 million for the three months ended June 30, 2009. These decreases were partially offset by sales to Walmart of $1.5 million during the three months ended June 30, 2010. There were no sales to Walmart during the three months ended June 30, 2009. Sales of iGo-branded products through other channels increased by $900,000, to $4.1 million for the three months ended June 30, 2010, from $3.2 million for the three months ended June 30, 2009. We anticipate continuing to gain market penetration for our iGo-branded power products into wireless distribution and other retail channels in 2010, which could partially offset the decrease in revenue from Targus. We also expect sales to RadioShack to continue to decline in 2010 as a result of the introduction of its own private-label brand of power products.
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

				Percentage change
	Three Months	Three Months	Increase/(decrease)	from the same
	Ended	Ended	from same period in	period in the prior
	June 30, 2010	June 30, 2009	the prior year	year
Cost of revenue	$6,436	$9,719	$(3,283)	(33.8)%
Gross profit	$3,312	$3,899	$(587)	(15.1)%
Gross margin	34.0%	28.6%	5.4%	18.9%
     The decrease in cost of revenue and the corresponding decrease in gross profit was primarily due to the decrease in revenue discussed above. The increase in gross margin was primarily due to an increase in average direct margin, which excludes labor and overhead costs, to 49.1% for the three months ended June 30, 2010 compared to 33.0% for the three months ended June 30, 2009, primarily as a result of the increased direct margin on sales of iGo-branded products direct to retail channels, rather than through private-label resellers. The increase in direct margin was partially offset by fixed overhead expenses allocated across a lower revenue base. As a result of these factors, cost of revenue as a percentage of revenue decreased to 66.0% for the three months ended June 30, 2010 from 71.4% for the three months ended June 30, 2009.
     Sales and marketing. Sales and marketing expenses generally consist of salaries, commissions and other personnel-related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. The following table summarizes the year-over-year comparison of our sales and marketing expenses for the periods indicated ($ in thousands):

Percentage change
	Three Months	Three Months	Increase	from the same
	Ended	Ended	from same period in	period in the prior
	June 30, 2010	June 30, 2009	the prior year	year
Sales and marketing	$1,634	$1,506	$128	8.5%
     The increase in sales and marketing expenses primarily resulted from an increase of $143,000 in advertising and trade show expenses for the three months ended June 30, 2010, compared to the three months ended June 30, 2009. As a percentage of revenue, sales and marketing expenses increased to 16.8% for the three months ended June 30, 2010 from 11.1% for the three months ended June 30, 2009.

     Research and development. Research and development expenses primarily consist of salaries and personnel-related costs, outside consulting, lab costs and travel-related costs of our product development group. The following table summarizes the year-over-year comparison of our research and development expenses for the periods indicated ($ in thousands):

Percentage change
	Three Months	Three Months	Decrease from same	from the same
	Ended	Ended	period	period in the prior
	June 30, 2010	June 30, 2009	in the prior year	year
Research and development	$390	$484	$(94)	(19.4%)
     The decrease in research and development expenses primarily resulted from declines of $65,000 in consulting, prototype and product certification and testing expenses. As a percentage of revenue, research and development expenses increased to 4.0% for the three months ended June 30, 2010 from 3.6% for the three months ended June 30, 2009.
     General and administrative. General and administrative expenses primarily consist of salaries and other personnel-related expenses of our finance, human resources, information systems, corporate development and other administrative personnel, as well as facilities, legal and other professional fees, depreciation and amortization and related expenses. The following table summarizes the year-over-year comparison of our general and administrative expenses for the periods indicated ($ in thousands):

Percentage change
	Three Months	Three Months	Decrease	from the same
	Ended	Ended	from same period in	period in the prior
	June 30, 2010	June 30, 2009	the prior year	year
General and administrative	$1,785	$1,845	$(60)	(3.3)%
     The decrease in general and administrative expenses primarily resulted from a decline of $58,000 in consulting expenses during the three months ended June 30, 2010 compared to the three months ended June 30, 2009. General and administrative expenses as a percentage of revenue increased to 18.3% for the three months ended June 30, 2010 from 13.5% for the three months ended June 30, 2009 because of expenses being allocated across a lower revenue base.
     Interest income, net. Interest income, net increased by $5,000 to $40,000 for the three months ended June 30, 2010 compared to $35,000 for the three months ended June 30, 2009. The increase was primarily due to increased cash and short-term investment balances during 2010. At June 30, 2010, the average year-to-date yield on our cash and short-term investments was approximately 0.1%.
     Other income, net. Other income, net of $57,000 for the three months ended June 30, 2010 was consistent compared to $63,000 for the three months ended June 30, 2009. Other income, net for the three months ended June 30, 2010 primarily represents the recognition of a gain from the reversal of a reserve against a note receivable in connection with the sale of the assets of our handheld software product line in 2004.
     Income taxes. No provision for income taxes was required for the three months ended June 30, 2010 or 2009. Although we reported net income for the three months ended June 30, 2009, based on historical operating losses and projections for future taxable income, it is more likely than not that we will not fully realize the benefits of the net operating loss carryforwards. We have not, therefore, recorded a tax benefit from our net operating loss carryforwards for either of the three months ended June 30, 2010 or June 30, 2009, which at June 30, 2010 was $157 million.
Comparison of Six Months Ended June 30, 2010 and 2009
     Revenue. Revenue generally consists of sales of products, net of returns and allowances. To date, our revenue has come predominantly from power adapters, handheld products, expansion and docking products, and accessories. The following table summarizes the year-over-year comparison of our consolidated revenue for the periods indicated ($ in thousands):

Percentage change
	Six Months	Six Months	Decrease	from the same
	Ended	Ended	from same period in	period in the prior
	June 30, 2010	June 30, 2009	the prior year	year
Revenue	$17,916	$27,031	$(9,115)	(33.7)%
     The decrease in revenue was primarily due to the decline in sales to private-label resellers in 2010. Sales to private-label resellers decreased by $10.6 million, to $1.1 million for the six months ended June 30, 2010 compared to $11.7 million for the six months ended June 30, 2009. Sales to RadioShack decreased by $2.0 million, to $7.0 million for the six months ended June 30, 2010 from $9.0 million for the six months ended June 30, 2009. These decreases were partially offset by sales to Walmart of $2.2 million for the six months ended June 30, 2010. There were no sales to Walmart for the six months ended June 30, 2009. Sales of iGo-branded products through other channels increased by $1.4 million, to $7.8 million for the six months ended June 30, 2010, from $6.4 million for the six months ended June 30, 2009. We anticipate continuing to gain market penetration for our iGo-branded power products into wireless distribution and other retail channels in 2010, which could partially offset the decrease in revenue from Targus. We also expect sales to RadioShack to continue to decline in 2010 as a result of the introduction of its own private-label brand of power products.
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

				Percentage change
	Six Months	Six Months	Increase/(decrease)	from the same
	Ended	Ended	from same period in	period in the prior
	June 30, 2010	June 30, 2009	the prior year	year
Cost of revenue	$11,953	$19,235	$(7,282)	(37.9)%
Gross profit	$5,963	$7,796	$(1,833)	(23.5)%
Gross margin	33.3%	28.8%	4.5%	15.6%
     The decrease in cost of revenue and the corresponding decrease in gross profit was primarily due to the decrease in revenue discussed above. The increase in gross margin was primarily due to an increase in average direct margin, which excludes labor and overhead costs, to 47.1% for the six months ended June 30, 2010 compared to 32.7% for the six months ended June 30, 2009, primarily as a result of the increased direct margin on sales of iGo-branded products direct to retail channels, rather than through private-label resellers. The increase in direct margin was partially offset by fixed overhead expenses allocated across a lower revenue base. As a result of these factors, cost of revenue as a percentage of revenue decreased to 66.7% for the six months ended June 30, 2010 from 71.2% for the six months ended June 30, 2009.
     Sales and marketing. Sales and marketing expenses generally consist of salaries, commissions and other personnel-related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. The following table summarizes the year-over-year comparison of our sales and marketing expenses for the periods indicated ($ in thousands):

Percentage change
	Six Months	Six Months	Increase	from the same
	Ended	Ended	from same period in	period in the prior
	June 30, 2010	June 30, 2009	the prior year	year
Sales and marketing	$3,405	$3,379	$26	0.8%
     The increase in sales and marketing expenses primarily resulted from increases of $26,000 in sales consulting and dues and subscriptions for the six months ended June 30, 2010 compared to the six months ended June 30, 2010. As a percentage of revenue, sales and marketing expenses increased to 19.0% for the six months ended June 30, 2010 from 12.5% for the six months ended June 30, 2010 because of expenses being allocated across a lower revenue base.
     Research and development. Research and development expenses primarily consist of salaries and personnel-related costs, outside consulting, lab costs and travel-related costs of our product development group. The following table summarizes the year-over-year comparison of our research and development expenses for the periods indicated ($ in thousands):

Percentage change
	Six Months	Six Months	Decrease from same	from the same
	Ended	Ended	period	period in the prior
	June 30, 2010	June 30, 2009	in the prior year	year
Research and development	$709	$1,135	$(426)	(37.5)%
     The decrease in research and development expenses primarily resulted from declines of $120,000 in personnel-related expenses, and $226,000 in consulting, prototype and product certification and testing expenses. As a percentage of revenue, research and development expenses decreased to 4.0% for the six months ended June 30, 2010 from 4.2% for the six months ended June 30, 2009.
     General and administrative. General and administrative expenses primarily consist of salaries and other personnel-related expenses of our finance, human resources, information systems, corporate development and other administrative personnel, as well as facilities, legal and other professional fees, depreciation and amortization and related expenses. The following table summarizes the year-over-year comparison of our general and administrative expenses for the periods indicated ($ in thousands):

Percentage change
	Six Months	Six Months	Decrease	from the same
	Ended	Ended	from same period in	period in the prior
	June 30, 2010	June 30, 2009	the prior year	year
General and administrative	$3,422	$4,571	$(1,149)	(25.1)%
     The decrease in general and administrative expenses primarily resulted from declines of $678,000 in personnel-related expenses, $183,000 in external legal expenses primarily due to decreased patent enforcement litigation, and $285,000 in consulting, deferred compensation expense and charitable contributions during the six months ended June 30, 2010 compared to the six months ended June 30, 2009. General and administrative expenses as a percentage of revenue increased to 19.1% for the six months ended June 30, 2010 from 16.9% for the six months ended June 30, 2009.
     Interest income, net. Interest income, net decreased by $31,000 to $96,000 for the six months ended June 30, 2009 compared to $127,000 for the six months ended June 30, 2008. The decrease was primarily due to generally declining interest rates during 2009 and 2010. At June 30, 2010, the average year-to-date yield on our cash and short-term investments was approximately 0.1%.
     Other income, net. Other income, net was $1,846,000 for the six months ended June 30, 2010 compared to $272,000 for the six months ended June 30, 2009. The increase in other income was primarily due to the reversal of the reserve against the Mission note receivable, which resulted in the recognition of a gain of $1.7 million.
     Income taxes. No provision for income taxes was required for the six months ended June 30, 2010 or 2009. Based on historical operating losses and projections for future taxable income, it is more likely than not that we will not fully realize the benefits of the net operating loss carryforwards. We have not, therefore, recorded a tax benefit from our net operating loss carryforwards for either of the six months ended June 30, 2010 or June 30, 2009, which at June 30, 2010 was $157 million.
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
     We expect gross margin percentage in 2010 to be slightly higher than 2009 due to a shift in customer mix from private-label customers to direct sales to retailers. We expect operating expenses to decrease in 2010 compared to 2009, as we expect reduced general and administrative expenses, partially offset by increased spending in sales and marketing and research and development to support our growth initiatives.
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
     In addition to our line of power management solutions, we intend to introduce new mobile electronics accessories in the future with our vision to attach our products and technology to every mobile electronic device. In order to continue to grow our business and enhance shareholder value, we believe it is necessary to expand our product portfolio beyond the charger market. Over the past several months, we have been exploring a number of initiatives design to broaden our product portfolio within the mobile electronics accessories space. The initiatives that we have been exploring consist of internal product development, sourcing products from third-parties, joint marketing ventures, product bundling, licensing opportunities, and acquisitions of complementary and synergistic product families and companies. We also have initiatives to expand our distribution beyond consumer retail with the intent to sell products into the enterprise, government and education channels. All of these initiatives are designed to leverage the inherent strengths of our business, most notably, our strong balance sheet, our compelling portfolio of intellectual property, and our established brand and relationships with major retailers. As we execute on this vision, we believe we can improve our ability to drive higher levels of revenue and earnings, which will ultimately have a positive impact on value creation for our shareholders.
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
     Capital markets in the United States and throughout the world remain volatile, which could impact our ability to obtain additional or alternative financing.
     The following table sets forth for the period presented certain consolidated cash flow information ($ in thousands):

	Six Months Ended June 30,
	2010	2009
Net cash provided by operating activities	$1,758	$2,902
Net cash provided by / (used in) investing activities	(7,308)	3,992
Net cash provided by financing activities	—	—
Foreign currency exchange impact on cash flow	(116)	4

Increase (decrease) in cash and cash equivalents	$(5,666)	$6,898

Cash and cash equivalents at beginning of period	$19,775	$25,619

Cash and cash equivalents at end of period	$14,109	$32,517

•	Net cash provided by operating activities. Cash was provided by operating activities for the six months ended June 30, 2010 primarily as a result of net income plus non-cash expenses and the combined effect of increases in accounts receivable and accounts payable. For the current fiscal year, we expect to generate cash from operating activities.

	Six Months Ended
	June 30,
	2010	2009
Days outstanding in ending accounts receivable (“DSOs”)	68	46
Inventory turns	5	11
The increase in DSOs at June 30, 2010 compared to June 30, 2009 was primarily due to increases in accounts receivable as a result of our transition to a customer base consisting largely of retail customers, who generally require longer payment terms, as well as a lower overall revenue base. We expect DSOs will decrease in the second half of 2010 as our revenue base increases. The decrease in inventory turns was primarily due to the decline in revenue from sales to RadioShack and Targus, for whom we hold no inventory. We expect to manage inventory growth during 2010 and we expect inventory turns for the remainder of 2010 to remain consistent with the period ended June 30, 2010.

•	Net cash provided by / (used in) investing activities. For the six months ended June 30, 2010, net cash was used in investing activities primarily for purchases of short-term investments. Our current investment strategy is to continue to invest excess cash in short-term investments.

•	Net cash provided by financing activities. We had no cash flows from financing activities during the first six months of 2010 or 2009.
     Investments. At June 30, 2010, our investments in marketable securities included eight corporate bonds, eight United States government securities, four commercial paper instruments issued by various companies, and one municipal mutual fund with a total fair value of $19.9 million. At June 30, 2010, nine of these securities had an unrealized loss, representing less than 1% of the book value of all marketable securities in the portfolio.
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
     Contractual Obligations. In our day-to-day business activities, we incur certain commitments to make future payments under contracts such as operating leases and purchase orders. Maturities under these contracts are set forth in the following table as of June 30, 2010 (amounts in thousands):

	Payment due by period
	2010	2011	2012	2013	2014	More than 5 years
Operating lease obligations	$220	$440	$444	$455	$76	$—
Inventory purchase obligations	18,117	—	—	—	—	—

Totals	$18,337	$440	$444	$455	$76	$—

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
     Net Operating Loss Carry-forwards. As of June 30, 2010, we had approximately $157 million of federal, foreign and state net operating loss carry-forwards which expire at various dates. We anticipate that the sale of common stock in our initial public offering and in subsequent private offerings, as well as the issuance of our common stock for acquisitions, coupled with prior sales of common stock will cause an annual limitation on the use of our net operating loss carryforwards pursuant to the change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended. This limitation is expected to have a material effect on the timing of our ability to use the net operating loss carryforwards in the future. Additionally, our ability to use the net operating loss carryforwards is dependent upon our future level of profitability, which cannot be determined.
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
     See “Liquidity and Capital Resources” for further discussion of our capital structure. Market risk, calculated as the potential change in fair value of our cash and cash equivalents and resulting from a hypothetical 1.0% (100 basis point) change in interest rates, was not material at June 30, 2010.
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures — We maintain disclosure controls and other procedures that are designed to ensure that information required to be disclosed in our filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. With the participation of the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2010, and concluded that our disclosure controls and procedures were effective.
     Changes in Internal Control Over Financial Reporting — There was no change in our internal control over financial reporting during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 5. OTHER INFORMATION
     We have a policy governing transactions in our securities by directors, officers, employees and others which permits these individuals to enter into trading plans complying with Rule 10b5-l under the Securities Exchange Act of 1934, as amended. We have been advised that Darryl S. Baker, our Vice President and Chief Financial Officer, entered into a trading plan on May 11, 2010 and Michael D. Heil, our President and Chief Executive Officer, entered into a trading plan on May 13, 2010, each in accordance with Rule 10b5-l and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving the Company.
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

IGO, INC.
Dated: August 5, 2010	By:	/s/ Michael D. Heil
Michael D. Heil
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Darryl S. Baker
Darryl S. Baker
Vice President and Chief Financial Officer and Authorized Officer of Registrant (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document
3.1	Certificate of Incorporation of the Company (1)

3.2	Articles of Amendment to the Certificate of Incorporation of the Company dated as of June 17, 1997 (2)

3.3	Articles of Amendment to the Certificate of Incorporation of the Company dated as of September 10, 1997 (1)

3.4	Articles of Amendment to the Certificate of Incorporation of the Company dated as of July 20, 1998 (1)

3.5	Articles of Amendment to the Certificate of Incorporation of the Company dated as of February 3, 2000 (1)

3.6	Articles of Amendment to the Certificate of Incorporation of the Company dated March 31, 2000 (2)

3.7	Certificate of Designations, Preferences, Rights and Limitations of Series G Junior Participating Preferred Stock of iGo, Inc. (3)

3.8	Certificate of Ownership and Merger Merging iGo Merger Sub Inc. with and into Mobility Electronics, Inc. (4)

3.9	Certificate of Elimination of Series C, Series D, Series E, and Series F Preferred Stock of Mobility Electronics, Inc. (4)

3.10	Fourth Amended and Restated Bylaws of the Company (5)

10.1	First Amendment to the iGo, Inc. Omnibus Long-Term Incentive Plan (6)+

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith

**	Furnished herewith

+	Management or compensatory plan or agreement.

(1)	Previously filed as an exhibit to Registration Statement No. 333-30264 dated February 11, 2000.

(2)	Previously filed as an exhibit to Amendment No. 2 to Registration Statement No. 333-30264 on Form S-1 dated May 4, 2000.

(3)	Previously filed as an exhibit to Current Report on Form 8-K filed June 19, 2003.

(4)	Previously filed as an exhibit to Current Report on Form 8-K dated May 21, 2008.

(5)	Previously filed as an exhibit to Form 10-K for the period ended December 31, 2008.

(6)	Previously filed as an exhibit to Current Report on Form 8-K filed May 20, 2010.