Form 10-Q
period 2010-09-30
iGo, Inc.
filed 2010-11-05
CIK 1075656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
YES ☐ NO ☑
At November 4, 2010, there were 32,884,952 shares of the Registrant’s Common Stock, par value $0.01 per share outstanding.

IGO, INC.
FORM 10-Q
Items 3 and 4 are not applicable.

i

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS:
IGO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(unaudited)

	September 30,	December 31,
	2010	2009
		As recast
ASSETS
Current assets:
Cash and cash equivalents	$11,472	$19,775
Short-term investments	20,216	12,777
Accounts receivable, net	8,115	5,109
Inventories	11,391	5,964
Prepaid expenses and other current assets	321	401

Total current assets	51,515	44,026
Property and equipment, net	675	835
Goodwill	171	—
Intangible assets, net	1,507	1,048
Notes receivable and other assets, net	153	268

Total assets	$54,021	$46,177

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$8,687	$3,557
Accrued expenses and other current liabilities	1,353	1,424
Deferred revenue	2,504	914

Total liabilities	12,544	5,895

Equity:
Common stock, $.01 par value; authorized 90,000,000 shares; 32,884,952 and 32,411,531 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	329	324
Additional paid-in capital	171,782	171,034
Accumulated deficit	(130,797)	(131,216)
Accumulated other comprehensive income	163	140

Total equity	41,477	40,282

Total liabilities and equity	$54,021	$46,177

See accompanying notes to unaudited condensed consolidated financial statements.

IGO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		As recast		As recast
Revenue	$12,220	$11,994	$30,137	$39,025
Cost of revenue	8,181	7,870	20,134	27,105

Gross profit	4,039	4,124	10,003	11,920

Operating expenses:
Sales and marketing	2,059	1,793	5,464	5,172
Research and development	351	463	1,060	1,599
General and administrative	1,958	1,697	5,380	6,268

Total operating expenses	4,368	3,953	11,904	13,039

Income (loss) from operations	(329)	171	(1,901)	(1,119)

Other income, net:
Interest income, net	52	57	147	184
Gain on disposal of assets and other income, net	93	90	1,938	363

Income (loss) before income tax	(184)	318	184	(572)
Income tax benefit	235	—	235	—

Net income (loss)	51	318	419	(572)

Net income (loss) per share
Basic	$0.00	$0.01	$0.01	$(0.02)

Diluted	$0.00	$0.01	$0.01	$(0.02)

Weighted average common shares outstanding
Basic	32,885	32,412	32,731	32,276

Diluted	34,777	33,958	34,623	32,276

See accompanying notes to unaudited condensed consolidated financial statements.

IGO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2010	2009
		As recast
Cash flows from operating activities:
Net income (loss)	$419	$(572)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts and sales returns and credits	201	545
Depreciation and amortization	1,185	1,086
Stock compensation expense	1,007	1,008
Gain on sale of business	(1,714)	—
Deferred taxes	(235)	—
Loss on disposal of assets, net	—	56
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(1,216)	3,091
Inventories	(5,427)	(1,719)
Prepaid expenses and other assets	(211)	290
Accounts payable	4,976	(402)
Accrued expenses and other current liabilities	1,265	(572)

Net cash provided by operating activities	250	2,811

Cash flows from investing activities:
Purchase of property and equipment	(236)	(422)
Proceeds from disposal of assets	—	11
Cash paid for acquisition	(900)	—
(Purchase) sale of short-term investments, net	(7,430)	(93)

Net cash used in investing activities	(8,566)	(504)

Cash flows from financing activities:
Net cash provided by financing activities	—	—

Effects of exchange rate changes on cash and cash equivalents	13	7

Net (decrease)/increase in cash and cash equivalents	(8,303)	2,314
Cash and cash equivalents, beginning of period	19,775	25,619

Cash and cash equivalents, end of period	$11,472	$27,933

See accompanying notes to unaudited condensed consolidated financial statements.

IGO, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Basis of Presentation
     The accompanying condensed consolidated financial statements include the accounts of iGo, Inc. and its wholly-owned subsidiaries, Mobility California, Inc., Mobility Idaho, Inc., iGo EMEA Limited, Mobility Texas, Inc., Mobility Assets, Inc., iGo Direct Corporation, and from August 6, 2010, Adapt Mobile Limited (collectively, “iGo” or the “Company”). All significant intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.
     Prior to January 1, 2010, the accounts of Mission Technology Group, Inc. (“Mission”), in which Mobility California, Inc. held a 15% equity interest were included in the condensed consolidated financial statements of iGo, Inc. Pursuant to Accounting Standards Update (“ASU”) 2009-17 (“ASU 2009-17”), “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” the Company no longer meets the conditions to be the primary beneficiary of Mission. As a result, as of January 1, 2010, the Company no longer consolidates the results of Mission and has removed the results of Mission from the presentation of historical financial information in this filing. See Note 2.
     The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles, pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying condensed consolidated financial statements include all normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2009 included in the Company’s Form 10-K, filed with the SEC. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of results to be expected for the full year or any other period.
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
Recent Accounting Pronouncements
     In February 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”). ASU 2010-09 reiterates that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued but eliminates the required disclosure of the date through which subsequent events have been evaluated. The updated guidance was effective upon issuance and its adoption did not have an impact on the Company’s consolidated financial statements.
     In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures on transfers in and out of Level 1 and Level 2 fair value measurements and separate disclosures for activity relating to Level 3 fair value measurements. In addition, this guidance clarifies existing fair value disclosures for the level of disaggregation and the input and valuation techniques used to measure fair value. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009. The Company has adopted this guidance and there has been no significant impact to the Company’s disclosures upon adoption.
     In December 2009, the FASB issued ASU 2009-17, which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with Variable Interest Entities (“VIE”) and any significant changes in risk exposure due to that involvement. ASU 2009-17 was effective for fiscal years beginning after November 15, 2009 and for interim periods within the first annual reporting period. As noted above, upon adoption of ASU 2009-17, effective January 1, 2010, the Company no longer met the conditions to be the primary beneficiary of Mission. As a result, the Company no longer consolidates the results of Mission.
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
     As a result, as of January 1, 2010, the Company no longer consolidates the results of Mission and has removed the results of Mission from the presentation of historical financial information in this filing. Accordingly, the consolidated balance sheet as of December 31, 2009, the condensed consolidated statements of operations, for the three and nine months ended September 30, 2009, and the statement of cash flows for the nine month period ended September 30, 2009, have been recast to give effect to the removal of Mission from the accompanying condensed consolidated financial statements.
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

     The following table presents the Condensed Consolidated Balance Sheet as of December 31, 2009, reflecting the deconsolidation of Mission, as recast (dollars in thousands).

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

     The following table presents the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2009, reflecting the deconsolidation of Mission, as recast (dollars in thousands).

	Three Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2009
	As
	reported	Adjustments	As recast	As reported	Adjustments	As recast
Revenue	$13,837	$(1,843)	$11,994	$43,852	$(4,827)	$39,025
Cost of revenue	8,732	(862)	7,870	29,552	(2,447)	27,105

Gross profit	5,105	(981)	4,124	14,300	(2,380)	11,920

Operating expenses:
Sales and marketing	2,009	(216)	1,793	5,853	(681)	5,172
Research and development	751	(288)	463	2,422	(823)	1,599
General and administrative	1,966	(269)	1,697	7,072	(804)	6,268

Total operating expenses	4,726	(773)	3,953	15,347	(2,308)	13,039

Income (loss) from operations	379	(208)	171	(1,047)	(72)	(1,119)

Other income (expense):
Interest income, net	28	29	57	103	81	184
Gain on disposal of assets and other income, net	131	(41)	90	483	(120)	363

Net income (loss)	538	(220)	318	(461)	(111)	(572)
Less: Net loss attributable to non-controlling interest	(220)	220	—	(178)	178	—

Net income (loss) attributable to iGo, Inc.	$318	$—	$318	$(639)	$67	$(572)

     The following table presents the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2009, reflecting the deconsolidation of Mission, as recast (dollars in thousands).

	Nine Months Ended
	September 30, 2009
	As reported	Adjustments	As Recast
Cash flows from operating activities:
Net loss	$(461)	$(111)	$(572)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts and sales returns and credits	545	—	545
Depreciation and amortization	1,145	(59)	1,086
Stock compensation expense	1,008	—	1,008
Loss on disposal of assets, net	56	—	56
Changes in operating assets and liabilities:
Accounts receivable	3,188	(97)	3,091
Inventories	(1,483)	(236)	(1,719)
Prepaid expenses and other assets	(110)	400	290
Accounts payable	(461)	59	(402)
Accrued expenses and other current liabilities	(507)	(65)	(572)

Net cash provided by operating activities	2,920	(109)	2,811

Cash flows from investing activities:
Purchase of property and equipment	(440)	18	(422)
Proceeds from disposal of assets	11	—	11
(Purchase) sale of investments, net	(93)	—	(93)

Net cash used in investing activities	(522)	18	(504)

Cash flows from financing activities:
Net cash provided by financing activities	—	—	—

Effects of exchange rate changes on cash and cash equivalents	7	—	7

Net increase in cash and cash equivalents	2,405	(91)	2,314
Cash and cash equivalents, beginning of period	26,139	(520)	25,619

Cash and cash equivalents, end of period	$28,544	$(611)	$27,933

(3) Acquisition
     On August 6, 2010, the Company acquired all of the outstanding stock of Adapt Mobile Limited (“Adapt Mobile”), a company headquartered in London, England. The purchase price for the Adapt Mobile common stock was $900,000. As part of the acquisition, the Company entered into three year employment agreements with the three founders and key employees of Adapt Mobile. Each of these three key employees received grants of 200,000 restricted stock units (“RSUs”) that will vest 33% on each of August 6, 2011 and August 6, 2012, and 34% on August 6, 2013.
     Adapt Mobile markets a broad range of accessories for mobile electronic devices, including mini-projectors (also known as pico projectors) that attach to mobile electronic devices for displaying video, as well as a variety of skins, cases, chargers and screen protectors. The acquisition expands the Company’s European sales presence and increases its product offerings for fast-growing categories within the mobile electronics accessories space.
     The acquisition has been accounted for using the acquisition method of accounting. Accordingly, the total consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Fair values were determined by Company management based on information available at the date of acquisition. The results of operations of Adapt Mobile were included in the Company’s consolidated financial statements from the date of acquisition, and were not material to the Company’s reported results.

     The preliminary allocation of total consideration to the assets acquired and liabilities assumed based on the estimated fair value of Adapt Mobile was as follows (dollars in thousands):

		Estimated Life
Tangible assets acquired	$277
Intangible assets acquired
Customer relationships	720	5 years
Non-compete agreements	80	3 years
Trade name	40	3 years
Goodwill	171	Indefinite

	1,288
Liabilities assumed	(153)
Deferred tax liability, net	(235)

Total consideration	$900

     Customer relationships relates to Adapt Mobile’s existing customer base, valued based on projected discounted cash flows generated from customers in place. The employment agreements with the three founders of Adapt Mobile contain non-compete provisions to protect the Company. The non-compete agreements were valued based on the assumption that absent the agreements, Adapt Mobile’s business enterprise value would be decreased. Trade name relates to the Adapt Mobile trade name. The value of the trade name was estimated by capitalizing the estimated profits saved as a result of acquiring or licensing the asset. The intangible assets acquired are amortized on a straight-line basis over their estimated useful lives. The goodwill associated with the acquisition is not subject to amortization and is not expected to be deductible for income tax purposes. The deferred tax liability relates to the acquired intangible assets which are also not expected to be deductible for income tax purposes. As the deferred tax assets of the Company, net of its deferred tax liabilities are fully valued at zero, the impact of recording this deferred tax liability resulted in a release of a portion of the Company’s deferred tax asset valuation allowance, and is recorded as income tax benefit for the three and nine months ended September 30, 2010.
     The results of Adapt Mobile, as well as, the impact of the acquisition of Adapt Mobile are not considered material to the Company’s consolidated financial statements.
(4) Fair Value Measurement
     As of September 30, 2010, the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis are comprised of overnight money market funds and investments in marketable securities.
     The Company invests excess cash from its operating cash accounts in overnight money market funds and reflects these amounts within cash and cash equivalents on the condensed consolidated balance sheet at a net value of 1:1 for each dollar invested.
     At September 30, 2010, investments totaling $20,216,000 are classified as short-term investments on the condensed consolidated balance sheet. These investments are considered available-for-sale securities and are reported at fair value based on third-party broker statements, which qualifies as level 2 in the fair value hierarchy. The unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income. Realized gains and losses are included in interest income, net.
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
     The Company used net cash of $7,430,000 and $93,000 in the purchase and sale of available-for-sale marketable securities during the nine months ended September 30, 2010 and 2009, respectively.

     As of September 30, 2010 and December 31, 2009, the amortized cost basis, unrealized holding gains (losses) and aggregate fair value by short-term major security type investments were as follows (dollars in thousands):

	September 30, 2010			December 31, 2009
		Net			Net
		Unrealized			Unrealized
		Holding			Holding
	Amortized	Gains	Aggregate	Amortized	Gains	Aggregate
	Cost	(Losses)	Fair Value	Cost	(Losses)	Fair Value
U.S. corporate securities:
Commercial paper	$1,199	$—	$1,199	$3,495	$—	$3,495
Corporate notes and bonds	5,175	3	5,178	3,278	—	3,278

	6,374	3	6,377	6,773	—	6,773

U.S. municipal funds	5,070	—	5,070	5,000	4	5,004
U.S. government securities	8,764	5	8,769	1,001	(1)	1,000

	$20,208	$8	$20,216	$12,774	$3	$12,777

(6) Goodwill
     Goodwill is as follows (dollars in thousands):

Reported balance at December 31, 2009	$—
Acquisition of Adapt Mobile	171

Reported balance at September 30, 2010	$171

(7) Intangible Assets
     Intangible assets consist of the following at September 30, 2010 and December 31, 2009 (dollars in thousands):

		September 30, 2010			December 31, 2009
	Average	Gross		Net	Gross	As recast	Net
	Life	Intangible	Accumulated	Intangible	Intangible	Accumulated	Intangible
	(Years)	Assets	Amortization	Assets	Assets	Amortization	Assets
Amortized intangible assets:
Patents and trademarks	3	$4,375	$(3,774)	$601	$3,967	$(3,052)	$915
Non-compete agreements	3	80	(4)	76	—	—	—
Trade names	8	482	(348)	134	442	(309)	133
Customer relationships	5	720	(24)	696	—	—	—

Total		$5,657	$(4,150)	$1,507	$4,409	$(3,361)	$1,048

     Aggregate amortization expense for identifiable intangible assets totaled $320,000 and $789,000 for the three and nine months ended September 30, 2010. Aggregate amortization expense for identifiable intangible assets totaled $227,000 and $614,000 for the three and nine months ended September 30, 2009.
     During the three months ended September 30, 2010, the Company recorded intangible assets, with an aggregate value of $840,000 in connection with its acquisition of Adapt Mobile. See note 3.
(8) Notes Receivable and Other Assets, Net
     In February 2007, the Company sold substantially all of the assets of its handheld connectivity business to CradlePoint, Inc. (“CradlePoint”) for $1,800,000 plus potential additional consideration based on future performance. In May 2009, the Company amended the terms of its agreement with CradlePoint to set the total consideration for the sale of this business at $2,351,000, plus interest.
     The estimated net realizable value of the note receivable from CradlePoint in connection with this transaction is included in notes receivable and other assets, net. The gross outstanding principal balance of the promissory note was $202,000 as of September 30, 2010, and the Company has recorded an allowance of $202,000 against the note and, accordingly, the net balance of the CradlePoint note receivable was $0 as of September 30, 2010 and December 31, 2009.

     At September 30, 2010, notes receivable and other assets, net, consisted entirely of security deposits on building leases, utility contracts, and tax licenses.
(9) Stock-based Compensation
     Stock-based compensation expense includes compensation expense, recognized over the applicable requisite service periods for share-based awards. As of September 30, 2010, there were no fully-vested outstanding stock options and no non-vested outstanding stock options. Accordingly, there was no unrecognized compensation expense relating to non-vested stock options at September 30, 2010.
     The following table summarizes information for the nine months ended September 30, 2010 regarding restricted stock unit activity under the 2004 Directors Plan, the 2004 Omnibus Plan and grants made pursuant to Nasdaq Rule 5635(c)(4):

	2004 Directors Plan		2004 Omnibus Plan		Nasdaq Rule 5635(c)(4) Grants
		Weighted Average		Weighted Average		Weighted Average
	Number	Value per Share	Number	Value per Share	Number	Value per Share
Outstanding, December 31, 2009	94,499	$1.90	790,194	$2.60	625,000	$2.13
Granted	58,194	1.54	421,806	$1.90	600,000	1.74
Canceled	—	—	(41,337)	$2.36	—	—
Released to common stock	(80,417)	2.05	(221,816)	$3.26	(171,188)	2.13
Released for settlement of taxes	—	—	(103,431)	$3.86	(78,812)	2.13

Outstanding, September 30, 2010	72,276	$1.45	845,416	$1.93	975,000	$1.89

     For the three and nine months ended September 30, 2010, the Company recorded in general and administrative expense pre-tax charges of $389,000 and $1,007,000, respectively, associated with the expensing of restricted stock unit awards activity. For the three and nine months ended September 30, 2009, the Company recorded in general and administrative expense pre-tax charges of $355,000 and $1,008,000, respectively, associated with the expensing of restricted stock unit awards activity.
     As of September 30, 2010, there was $3,672,000 of total unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a weighted average period of two years.
     As of September 30, 2010, all outstanding restricted stock units were non-vested.
(10) Net Income (Loss) per Share
     The computation of basic and diluted net income (loss) per share follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		As recast		As recast
Basic net income (loss) per share computation:
Numerator:
Net income (loss)	$51	$318	$419	$(572)

Denominator:
Weighted average number of common shares outstanding	32,885	32,412	32,731	32,276

Basic net income (loss) per share:	$0.00	$0.01	$0.01	$(0.02)

Diluted net income (loss) per share computation:
Numerator:
Net income (loss)	$51	$318	$419	$(572)

Denominator:
Weighted average number of common shares outstanding	32,885	32,412	32,731	32,276
Effect of dilutive stock options, warrants, and restricted stock units	1,892	1,546	1,892	—

	34,777	33,958	34,623	32,276

Diluted net income (loss) attributable to iGo, Inc. per share:	$0.00	$0.01	$0.01	$(0.02)

Stock options not included in dilutive net income (loss) per share since antidilutive	—	200	—	200

Warrants not included in dilutive net income (loss) per share since antidilutive	5	600	5	600

(11) Comprehensive Income (Loss)
     Comprehensive income (loss) for the three and nine months ended September 30, 2010 and 2009 includes the following components (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		As recast		As recast
Net income (loss)	$51	$318	$419	$(572)
Other comprehensive income:
Unrealized gain (loss) on available for sale investments	12	(6)	9	(8)
Foreign currency translation adjustments	130	3	14	7

Total comprehensive income (loss)	$193	$315	$442	$(573)
(12) Business Segments, Concentration of Credit Risk and Significant Customers
     Effective January 1, 2010, upon the deconsolidation of the results of Mission, the Company eliminated the Connectivity Group segment and re-evaluated its remaining operations, including how the Company’s chief operating decision maker (“CODM”) manages those operations, and has determined that the Company now operates a single business segment, which consists of the development, marketing and sales of electronics accessories. As a result of this change, the Company has revised the corresponding items of segment information for prior periods.
     The Company attributes revenue from external customers to geography based on the location to which products are shipped. The following tables summarize the Company’s revenues by product line, as well as its revenues by geography (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		As recast		As recast
Revenue:
Computer power products	$7,853	$5,480	$19,694	$23,044
Mobile electronic device power products	3,958	6,252	9,712	15,532
Accessories	357	119	559	155
Other	52	143	172	294

	$12,220	$11,994	$30,137	$39,025

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		As recast		As recast
North America (principally United States)	$9,585	$10,691	$24,310	$35,648
Europe	2,086	1,101	4,248	2,663
Asia Pacific	549	202	1,579	714

	$12,220	$11,994	$30,137	$39,025

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
     Two customers accounted for 38%, and 15%, respectively, of net sales for the nine months ended September 30, 2010. Two customers accounted for 43% and 30%, respectively, of net sales for the nine months ended September 30, 2009. Two customers’ accounts receivable balances accounted for 42% and 16%, respectively, of net accounts receivable at September 30, 2010. Two customers’ accounts receivable balances accounted for 67% and 13%, respectively, of net accounts receivable at September 30, 2009.
     Allowance for doubtful accounts was $131,000 and $130,000 at September 30, 2010 and December 31, 2009, respectively. Allowance for sales returns and price protection was $325,000 and $442,000 at September 30, 2010 and December 31, 2009, respectively.
(13) Contingencies
     The Company procures its products primarily from supply sources based in Asia. Typically, the Company places purchase orders for completed products and takes ownership of the finished inventory upon completion and delivery from its supplier. Occasionally, the Company presents its suppliers with ‘Letters of Authorization’ for the suppliers to procure long-lead raw components to be used in the manufacture of the Company’s products. These Letters of Authorization indicate the Company’s commitment to utilize the long-lead raw components in production. As of June 30, 2007, based on a change in strategic direction, the Company determined it would not procure certain products for which it had outstanding Letters of Authorization with suppliers. The Company believes it is probable that it will be required to pay suppliers for certain Letter of Authorization commitments and has already partially settled some of these obligations. At September 30, 2010, the Company had estimated, and recorded, a remaining liability for this contingency in the amount of $125,000.
     From time to time, the Company is involved in legal proceedings arising in the ordinary course of its business. The Company is not currently a party to any litigation that the Company believes, if determined adversely to it, would have a material adverse effect on its financial condition, results of operations, or cash flows.
(14) Subsequent Event
     On October 7, 2010, the Company acquired Aerial7 Industries, Inc. (“Aerial7”), a designer and marketer of innovative headphones for mobile electronic devices and professional audio equipment. The acquisition of Aerial7 expands the Company’s line of accessories for devices like laptops, tablets, iPods®, iPhones® and other portable media devices.
     Pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”) dated October 7, 2010 by and among the Company, Mobility Assets, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), Aerial7 and the agent for Aerial7’s shareholders, Merger Sub was merged with and into Aerial7 and, as a result, Aerial7 continues as the surviving corporation and is a wholly owned subsidiary of the Company. The Company acquired all outstanding shares of Aerial7 stock in exchange for aggregate consideration of $3.34 million (the “Merger Consideration”). The Merger Consideration is subject to adjustment based on the working capital position of Aerial7 on the closing date of October 7, 2010, which will be determined no later than thirty (30) days following the closing date. Any adjustment to the Merger Consideration based on the working capital position of Aerial7 will be paid solely from an escrow fund consisting of $250,000 of the Merger Consideration, which was withheld at closing. In addition, the amount in escrow will be held for a period of 12 months from the closing date in order to satisfy any potential indemnification obligations that may arise as a result of the Merger Agreement.
     As part of the Merger, the Company entered into employment agreements with a three year term with the three founders and key employees of Aerial7. Each of these three key employees received grants of 150,000 RSUs that will vest in equal annual installments of 50,000 RSUs on each of October 7, 2011, October 7, 2012 and October 7, 2013. The RSUs were issued as an inducement for these key employees to accept employment with the Company in connection with the acquisition of Aerial7 and, accordingly, shareholder approval is not required pursuant to Nasdaq Marketplace Rule 5635(c)(4).

     The acquisition has been accounted for using the acquisition method of accounting. Accordingly, the total consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Fair values were determined by Company management based on information available at the date of acquisition.
     The preliminary allocation of total consideration to the assets acquired and liabilities assumed based on the estimated fair value of Aerial7 was as follows (dollars in thousands):

		Estimated Life
Tangible assets acquired	$462
Intangible assets acquired
Customer relationships	830	5 years
Non-compete agreements	90	3 years
Trade name	170	3 years
Proprietary processes	850	5 years
In process research and development	220	Indefinite
Goodwill	1,674	Indefinite

	4,296
Liabilities assumed	(221)
Deferred tax liability, net	(735)

Total consideration	$3,340

     Customer relationships relates to Aerial7’s existing customer base, valued based on projected discounted cash flows generated from customers in place. The employment agreements with the three founders of Aerial7 contain non-compete provisions to protect the Company. The non-compete agreements were valued based on the assumption that absent the agreements, Aerial7’s business enterprise value would be decreased. Trade name relates to the Aerial7 trade name. The value of the trade name was estimated by capitalizing the estimated profits saved as a result of acquiring or licensing the asset. The proprietary processes and in process research and development were valued utilizing the excess earnings method of estimated future discounted cash flows. The intangible assets acquired are amortized on a straight-line basis over their estimated useful lives. The goodwill associated with the acquisition is not subject to amortization and is not expected to be deductible for income tax purposes. The deferred tax liability relates to the acquired intangible assets which are also not expected to be deductible for income tax purposes. As the deferred tax assets of the Company, net of its deferred tax liabilities are fully valued at zero, the impact of recording this deferred tax liability is expected to result in a release of a portion of the Company’s deferred tax asset valuation allowance, and is expected to be recorded as income tax benefit for the year ended December 31, 2010.
     Aerial7 is considered a significant subsidiary and its financial statements and related pro forma disclosures will be prepared for inclusion on a Form 8-K to be filed within 70 days of the acquisition date.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This report contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “expect,” “anticipate,” “estimate” and other similar statements of expectations identify forward-looking statements. Forward-looking statements in this report can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section as well as other sections of this report and include, without limitation, our belief that we will continue to gain market penetration for our iGo-branded products in retail and distribution channels in 2010 and 2011, which we expect will partially offset the continued decrease in revenue from RadioShack; the belief that we will be successful in our efforts to partially offset declines in Targus revenue by anticipated further gains in market penetration into distributors and retailers largely through our sales efforts; our anticipated revenue, gross margin, cash flows, and related expenses and operating metrics for 2010; our strategy, including but not limited to, our intentions to continue to develop and introduce new products and technologies, file patents and expand our intellectual property position, market non-power accessories, and market and expand our “green” power product offerings to address the problem of “vampire power” as well as the expected benefits that will result from our efforts; our intention to introduce new mobile electronics accessories beyond the charger market and the belief that as a result of these efforts we can improve our ability to drive higher levels of revenue and earnings, which will ultimately have a positive impact on value creation for our shareholders; our intention to expand our audio and protection product offerings and our intention to introduce these and similar products in new markets throughout the world; expectations regarding the impact of the current economic recession on us and our industry; anticipated planned research and development efforts; beliefs relating to our competitive advantages and the market need for our products; the sufficiency of our cash and liquidity; the likelihood that we will be required to pay certain Letter of Authorization commitments; beliefs relating to our distribution capabilities and brand identity; expectations regarding the timing and success of new product introductions; the anticipated strength, ability to protect, and actions relating to our intellectual property portfolio; our intention to continue to develop power products in existing and new markets; our intention to develop broader relationships with retailers and wireless carriers for our power products; our intention to continue to make capital expenditures and pursue opportunities to acquire businesses, products and technologies, as well as our strategy to explore other initiatives, including sourcing products from third-parties, joint marketing ventures, product bundling, licensing opportunities and acquisitions of complementary and synergistic product families and companies; the possibility that we may dispose of assets; expectations about inventory levels we will be required to maintain and future sales returns; expectations about competition; the possibility we may issue additional shares of stock or debt; our intention and ability to hold marketable securities to maturity; projections about the outcome of litigation against the Company; expected limitations on our ability to utilize our operating loss carryforwards; the timing of amortization of stock-based compensation expense; our intentions to reinvest cash balances held in the United Kingdom and our intentions to invest excess cash held in the United States in short-term investments; our strategy with respect to derivatives and our beliefs about the market risks associated with our financial instruments; the expected tax impact and benefits relating to our acquisition of Aerial7; and our intentions about disclosure of Rule 10b5-1 plans entered into by our officers and directors.
     These forward-looking statements are based largely on our management’s expectations and involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 under the heading “Risk Factors” and those set forth in other sections of this report and in other reports that we file with the SEC. Additional factors that could cause actual results to differ materially from those expressed in these forward-looking statements include, among others, the following:
•	our dependence on large purchases from a significant customer;
•	our ability to expand and diversify our customer base;
•	our ability to expand our revenue base and develop new products;
•	our loss or failure to replace any significant retail or distribution partners;
•	our ability to successfully integrate acquired businesses, products and technologies, including Adapt Mobile and Aerial7;
•	our failure to expand or protect our propriety rights and intellectual property;
•	our failure to complete development of products in a timely manner;
•	our failure to achieve the performance criteria required of our products by our customers;
•	fluctuations in our operating results because of: the timing of new product and technology introductions and product enhancements relative to our competitors, market acceptance of our products, the size and timing of customer orders, our ability to effectively manage inventory levels, delay or failure to fulfill orders for our products on a timely basis, distribution of or changes in our revenue among distribution partners and retailers, our inability to accurately forecast our contract manufacturing needs, difficulties with new product production implementation or supply chain, our suppliers’ ability to perform under their contracts with us, product defects and other product quality problems, the degree and rate of growth in our markets and the accompanying demand for our products, our ability to expand our internal and external sales forces and build the required infrastructure to meet anticipated growth, and seasonality of sales;
•	increased focus on consumer electronics retailers on their own private label brands;
•	decreasing sales prices on our products over their sales cycles;

•	increased reliance upon RadioShack and Walmart;
•	the termination of reseller and distributor agreements or reduced or delayed orders;
•	difficulty in predicting sales to our customers resulting in increased levels of inventory;
•	lack of visibility to end user customers;
•	resellers’ and distributors’ promotion of competitor products;
•	corporate and other sales incentive changes at our resellers and distributors;
•	our failure to introduce new products and product enhancements that achieve market acceptance;
•	our failure to protect our intellectual property;
•	intellectual property infringement claims against us;
•	our reliance on and the risk relating to outsourced manufacturing fulfillment of our products, including potential increases in manufacturing costs;
•	our reliance on sole sources for key components;
•	our ability to manage our anticipated growth;
•	our ability to manage our inventory levels;
•	the negative impacts of product returns;
•	design and performance issues with our products;
•	product liability claims;
•	our ability to hire and retain qualified personnel;
•	our ability to secure additional financing to meet our future capital needs;
•	increased competition and/or reduced demand in our industry;
•	our failure to comply with domestic and international laws and regulations;
•	economic conditions, political events, war, terrorism, public health issues, natural disasters and similar circumstances;
•	volatility in our stock price;
•	the risk that our common stock could be delisted from Nasdaq;
•	concentration of stock ownership among our executive officers and principal stockholders;
•	provisions in our certificate of incorporation, bylaws and Delaware law, as well as our stockholder rights plan, that could make a proposed acquisition of the Company more difficult; and
•	dilution resulting from potential future stock issuances.

     In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will prove to be accurate. We undertake no obligation to publicly update or revise any forward-looking statements, or any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements.
     iGo®, iGo Green®, Adapt Mobile® and Aerial7® are registered trademarks of iGo, Inc. or its subsidiaries in the United States and other countries. Other names and brands may be claimed as the property of others.
Overview
     Our vision is to attach our products and technology to every mobile electronic device. Increased functionality and the ability to access and manage information remotely are driving the proliferation of mobile electronic devices and applications. The popularity of these devices is increasing due to reductions in size, weight and cost and improvements in functionality, storage capacity and reliability. Each of these devices needs to be powered and connected when in the home, the office, or on the road, and can be accessorized, representing opportunities for one or more of our products.
     We design and develop products that make computers and mobile electronic devices more efficient and cost effective, thus enabling professionals and consumers higher utilization of their mobile devices and the ability to access information more readily. Our current product offering primarily consists of power, protection and audio solutions for mobile electronic devices, and we intend to continue to introduce new accessories for mobile electronic devices.
     Power
     The centerpiece of our power management solutions is our new proprietary iGo Green® products. The first iGo Green products are notebook chargers and surge protectors which incorporate our new patented technology which has been designed to reduce energy consumption and almost completely eliminate standby power, or “Vampire Power,” which results from devices that continue to consume power even when they are idle or shut-off, such as computers and mobile phones. We believe that this power-saving technology, when combined with our existing power products that incorporate our patented tip technology for both high- and low-power mobile electronic devices, will help us achieve our long-term goal of establishing an industry standard for reduced power consumption when charging mobile electronic devices.
     Protection
     As a result of our recent acquisition of Adapt Mobile, we now offer a line of skins, cases and screen protectors for mobile electronic devices. Consumers value the protection of their mobile electronic devices as they rely on them heavily in their daily lives to both connect with others and store important information. In addition, consumers regularly carry and use their mobile electronic device accessories and often view these products as a way to express their personal fashion and style, similar to clothing and other accessories. Our line of protection products is designed to meet both of these consumer needs by providing the consumer with a high degree of protection, while simultaneously offering them a unique fashionable design that fits their personal style. Currently, we offer these products primarily in Europe, however we expect to expand our line of cases, skins, screen protectors and other similar products and introduce them in other markets throughout the world.
     Audio
     As a result of our recent acquisition of Aerial7, we now offer a line of earbuds and headphones. Most consumers utilize their mobile electronic devices for both communication and entertainment purposes. Our line of audio products offer consumers the ability to both communicate with others via an integrated microphone that can be used with a mobile phone, computer or other mobile electronic device as well the ability to listen to music or video from these devices. Similar to our protection products, our line of audio products is also fashionably designed, allowing consumers to express their unique and personal style. Currently, these products are offered primarily through lifestyle and music retailers around the world, however we intend to expand our audio product offering and introduce these and similar products in consumer electronics retailers around the world as well.
     Our ability to execute successfully on our near and long-term objectives depends largely upon the general market acceptance of our proprietary power management solutions, our ability to protect our proprietary rights to these solutions, our ability to generate additional major customers, and on general economic conditions. Additionally, we must execute on the customer relationships that we have developed and continue to design, develop, manufacture and market new and innovative technology and products that are embraced by these customers and the overall market.

Recent Developments
     On October 7, 2010, we acquired Aerial7 Industries, Inc. (“Aerial7”), a designer and marketer of innovative headphones for mobile electronic devices and professional audio equipment.
     Pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”) dated October 7, 2010 by and among the Company, Mobility Assets, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), Aerial7 and the agent for Aerial7’s shareholders, Merger Sub was merged with and into Aerial7 and, as a result, Aerial7 continues as the surviving corporation and is a wholly owned subsidiary of the Company. The Company acquired all outstanding shares of Aerial7 stock in exchange for aggregate consideration of $3.34 million (the “Merger Consideration”). The Merger Consideration is subject to adjustment based on the working capital position of Aerial7 on the closing date of October 7, 2010, which will be determined no later than thirty (30) days following the closing date. Any adjustment to the Merger Consideration based on the working capital position of Aerial7 will be paid solely from an escrow fund consisting of $250,000 of the Merger Consideration, which was withheld at closing. In addition, the amount in escrow will be held for a period of 12 months from the closing date in order to satisfy any potential indemnification obligations that may arise as a result of the Merger Agreement.
     As part of the Merger, the Company entered into employment agreements with a three year term with the three founders and key employees of Aerial7. Each of these three key employees received grants of 150,000 RSUs that will vest 33% on each of October 7, 2011 and October 7, 2012, and 34% on October 7, 2013.
     On August 6, 2010, we acquired all of the outstanding stock of Adapt Mobile Limited (“Adapt Mobile”), a company headquartered in London, England. The purchase price for the Adapt Mobile common stock was $900,000. As part of the acquisition, the Company entered into three year employment agreements with the three founders and key employees of Adapt Mobile. Each of these three key employees received grants of 200,000 RSUs that will vest 33% on each of August 6, 2011 and August 6, 2012, and 34% on August 6, 2013.
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
     There were no other changes in our critical accounting policies during the nine months ended September 30, 2010 from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.
Results of Operations
     The following table presents certain selected consolidated financial data for the periods indicated expressed as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		As recast		As recast
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	66.9%	65.6%	66.8%	69.5%

Gross profit	33.1%	34.4%	33.2%	30.5%

Operating expenses:
Sales and marketing	16.8%	14.9%	18.1%	13.3%
Research and development	2.9%	3.9%	3.5%	4.1%
General and administrative	16.0%	14.1%	17.9%	16.1%

Total operating expenses	35.7%	33.0%	39.5%	33.4%

Gain (loss) from operations	(2.7%)	1.4%	(6.3%)	(2.9%)

Other income (expense):
Interest, net	0.4%	0.5%	0.5%	0.5%
Gain on disposal of assets and other income, net	0.8%	0.8%	6.4%	0.9%

Income (loss) before income tax	(1.5%)	2.7%	0.6%	(1.5%)
Income tax benefit	1.9%	—%	0.8%	—%

Net income (loss)	0.4%	2.7%	1.4%	(1.5%)

Comparison of Three Months Ended September 30, 2010 and 2009
     Revenue. Revenue generally consists of sales of products, net of returns and allowances. To date, our revenue has come predominantly from power adapters, handheld products, expansion and docking products, and accessories. The following table summarizes the year-over-year comparison of our consolidated revenue for the periods indicated ($ in thousands):

				Percentage change
	Three Months	Three Months	Increase	from the same
	Ended	Ended	from same period in	period in the prior
	September 30, 2010	September 30, 2009	the prior year	year
Revenue	$12,220	$11,994	$226	1.9%

The increase in revenue was due primarily to increases of $2.2 million in sales to Walmart and a combined increase of $1.4 million in sales to other direct-to-retail accounts, including: Office Depot, Office Max, Best Buy Express, HH Gregg, Fry’s Electronics, and Microcel for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Sales to Radioshack declined $3.4 million to $4.3 million for the three months ended September 30, 2010 from $7.7 million for the three months ended September 30, 2009. We anticipate continuing to gain market penetration for our iGo-branded products in retail and distribution channels in 2010 and 2011, which we expect will partially offset the continued decrease in revenue from RadioShack.

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

				Percentage change
	Three Months	Three Months	Increase/(decrease)	from the same
	Ended	Ended	from same period in	period in the prior
	September 30, 2010	September 30, 2009	the prior year	year
Cost of revenue	$8,181	$7,870	$311	4.0%
Gross profit	$4,039	$4,124	$(85)	(2.1)%
Gross margin	33.1%	34.4%	(1.3%)	3.8%

The increase in cost of revenue was due primarily to the increase in revenue discussed above. The decreases in gross profit and gross margin were primarily due to an increase in manufacturing overhead. Manufacturing overhead as a percent of revenue increased to 16.5% for the three months ended September 30, 2010 compared to 5.4% for the three months ended September 30, 2009, primarily due to an increase in freight costs associated with selling products directly to retailers rather than through private-label resellers. The increase in manufacturing overhead was partially offset by an increase in direct margin which excludes labor and overhead costs to 49.6% for the three months ended September 30, 2010 from 39.7% for the three months ended September 30, 2009 primarily as the increased direct margin of sales on iGo-branded products directly to retailers. As a result of these factors, cost of revenue as a percentage of revenue increased to 66.9% for the three months ended September 30, 2010 from 65.6% for the three months ended September 30, 2009.

Sales and marketing. Sales and marketing expenses generally consist of salaries, commissions and other personnel-related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. The following table summarizes the year-over-year comparison of our sales and marketing expenses for the periods indicated ($ in thousands):

				Percentage change
	Three Months	Three Months	Increase	from the same
	Ended	Ended	from same period in	period in the prior
	September 30, 2010	September 30, 2009	the prior year	year
Sales and marketing	$2,059	$1,793	$266	14.8%

     The increase in sales and marketing expenses primarily resulted from an increase of $264,000 in personnel-related expenses for the three months ended September 30, 2010, compared to the three months ended September 30, 2009. As a percentage of revenue, sales and marketing expenses increased to 16.8% for the three months ended September 30, 2010 from 14.9% for the three months ended September 30, 2009.
     Research and development. Research and development expenses primarily consist of salaries and personnel-related costs, outside consulting, lab costs and travel-related costs of our product development group. The following table summarizes the year-over-year comparison of our research and development expenses for the periods indicated ($ in thousands):

Percentage change
	Three Months	Three Months	Decrease from same	from the same
	Ended	Ended	period	period in the prior
	September 30, 2010	September 30, 2009	in the prior year	year
Research and development	$351	$463	$(112)	(24.2%)

The decrease in research and development expenses primarily resulted from declines of $78,000 in consulting, prototype and product certification and testing expenses, and $12,000 in personnel related expenses. As a percentage of revenue, research and development expenses decreased to 2.9% for the three months ended September 30, 2010 from 3.9% for the three months ended September 30, 2009.

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

Percentage change
	Three Months	Three Months	Increase	from the same
	Ended	Ended	from same period in	period in the prior
	September 30, 2010	September 30, 2009	the prior year	year
General and administrative	$1,958	$1,697	$261	15.4%
     The increase in general and administrative expenses primarily resulted from increases of $111,000 in legal fees, $92,000 in amortization expense and $33,000 in equity compensation expense during the three months ended September 30, 2010 compared to the three months ended September 30, 2009. These increases primarily resulted from business combinations entered into or initiated during the three months ended September 30, 2010. General and administrative expenses as a percentage of revenue increased to 16.0% for the three months ended September 30, 2010 from 14.1% for the three months ended September 30, 2009.
     Interest income, net. Interest income, net of $52,000 for the three months ended September 30, 2010 was consistent compared to $57,000 for the three months ended September 30, 2009. At September 30, 2010, the average year-to-date yield on our cash and short-term investments was approximately 0.1%.
     Gain on disposal of assets and other income, net. Other income, net of $93,000 for the three months ended September 30, 2010 was consistent compared to $90,000 for the three months ended September 30, 2009. Other income, net for the three months ended September 30, 2010 primarily represents the recognition of a gain from the reversal of a reserve against a note receivable in connection with the sale of the assets of our handheld connectivity product line in 2007.
     Income taxes. As the result of the acquisition of Adapt Mobile, we recorded a $235,000 tax benefit for the three months ended September 20, 2010. The tax benefit relates to a deferred tax liability resulting from acquired intangible assets that are not expected to be deductible for income tax purposes. As our deferred tax assets, net of deferred tax liabilities, are fully valued at zero, the impact of recording this deferred tax liability resulted in a release of a portion of our deferred tax asset valuation allowance, and is recorded as income tax benefit for the three months ended September 30, 2010. No provision for income taxes was required for the three months ended September 30, 2009.
Comparison of Nine Months Ended September 30, 2010 and 2009
     Revenue. Revenue generally consists of sales of products, net of returns and allowances. To date, our revenue has come predominantly from power adapters, handheld products, expansion and docking products, and accessories. The following table summarizes the year-over-year comparison of our consolidated revenue for the periods indicated ($ in thousands):

Percentage change
	Nine Months	Nine Months	Decrease	from the same
	Ended	Ended	from same period in	period in the prior
	September 30, 2010	September 30, 2009	the prior year	year
Revenue	$30,137	$39,025	$(8,888)	(22.8)%
     The decrease in revenue was primarily due to declines in sales to private-label resellers and RadioShack in 2010. Sales to private-label resellers decreased by $10.3 million, to $2.4 million for the nine months ended September 30, 2010, compared to $12.7 million for the nine months ended September 30, 2009. Sales to RadioShack decreased by $5.5 million to $11.3 million for the nine months ended September 30, 2010 compared to $16.8 million for the nine months ended September 30, 2009. The decrease in revenue was partially offset by an increase in sales to Walmart, which increased by $4.4 million to $4.4 million for the nine months ended September 30, 2010. Sales to other direct to retail accounts, including: Office Depot, Office Max, Best Buy Express, HH Gregg, Fry’s Electronics and Microcel, increased by $2.9 million for the nine months ended September 30, 2010. We anticipate continuing to gain market penetration for our iGo-branded products into retail channels in 2010 and 2011, which will continue to offset the decrease in revenue from private-label resellers.
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

				Percentage change
	Nine Months	Nine Months	Increase/(decrease)	from the same
	Ended	Ended	from same period in	period in the prior
	September 30, 2010	September 30, 2009	the prior year	year
Cost of revenue	$20,134	$27,105	$(6,971)	(25.7)%
Gross profit	$10,003	$11,920	$(1,917)	(16.1)%
Gross margin	33.2%	30.5%	2.7%	8.9%
     The decrease in cost of revenue and the decrease in gross profit was primarily due to the decrease in revenue discussed above. The increase in gross margin was primarily due to an increase in average direct margin which excludes labor and overhead costs. The increase in direct margin to 48.1% for the nine months ended September 30, 2010 from 34.9% for the nine months ended September 30. 2009, was primarily a result of the increased direct margin on sales of iGo branded products directly to retailers. The increase in direct margin was partially offset by an increase in manufacturing overhead primarily due to an increase in production and freight costs associated with selling products directly to retailers rather than through private-label resellers. As a result of these factors the cost of revenue decreased to 66.8% for the nine months ended September 30, 2010 from 69.5% for the nine months ended September 30, 2009.
     Sales and marketing. Sales and marketing expenses generally consist of salaries, commissions and other personnel-related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. The following table summarizes the year-over-year comparison of our sales and marketing expenses for the periods indicated ($ in thousands):

Percentage change
	Nine Months	Nine Months	Increase	from the same
	Ended	Ended	from same period in	period in the prior
	September 30, 2010	September 30, 2009	the prior year	year
Sales and marketing	$5,464	$5,172	$292	5.6%
     The increase in sales and marketing expenses primarily resulted from an increase in advertising expenses of $346,000 which was partially offset by a decrease in customer support expenses of approximately $55,000 for the nine months ended September 30, 2010. As a percent of revenue, sales and marketing expenses increased to 18.1% for the nine months ended September 20, 2010 from 13.3% for the nine months ended September 30, 2009 because of expenses being allocated across a lower revenue base.
     Research and development. Research and development expenses primarily consist of salaries and personnel-related costs, outside consulting, lab costs and travel-related costs of our product development group. The following table summarizes the year-over-year comparison of our research and development expenses for the periods indicated ($ in thousands):

Percentage change
	Nine Months	Nine Months	Decrease from same	from the same
	Ended	Ended	period	period in the prior
	September 30, 2010	September 30, 2009	in the prior year	year
Research and development	$1,060	$1,599	$(539)	(33.7)%
     The decrease in research and development expenses primarily resulted from declines of $141,000 in personnel-related expenses, and $360,000 in consulting, prototype and product certification and testing expenses and facility fees. As a percentage of revenue, research and development expenses decreased to 3.5% for the nine months ended September 30, 2010 from 4.1% for the nine months ended September 30, 2009.
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

Percentage change
	Nine Months	Nine Months	Decrease	from the same
	Ended	Ended	from same period in	period in the prior
	September 30, 2010	September 30, 2009	the prior year	year
General and administrative	$5,380	$6,268	$(888)	(14.2)%
     The decrease in general and administrative expenses primarily resulted from declines of $668,000 in personnel-related expenses and $238,000 in external legal and consulting expenses during the nine months ended September 30, 2010. In early 2009, the company had a reduction in force resulting in lower personnel expense in 2010. As a result of the decrease in revenue, General and administrative expenses as a percentage of revenue increased to 17.9% for the nine months ended September 30, 2010 from 16.1% for the nine months ended September 30, 2009.
     Interest income, net. Interest income, net decreased by $37,000 to $147,000 for the nine months ended September 30, 2010 compared to $184,000 for the nine months ended September 30, 2009. The decrease was primarily due to generally declining interest rates during 2009 and 2010. At September 30, 2010, the average year-to-date yield on our cash and short-term investments was approximately 0.1%.
     Gain on disposal of assets and other income, net. Other income, net was $1,938,000 for the nine months ended September 30, 2010 compared to $363,000 for the nine months ended September 30, 2009. The increase in other income was primarily due to the reversal of the reserve against the Mission note receivable, which resulted in the recognition of a gain of $1,700,000.
     Income taxes. As the result of the acquisition of Adapt Mobile, we recorded a $235,000 tax benefit for the three months ended September 20, 2010. The tax benefit relates to a deferred tax liability resulting from acquired intangible assets that are not expected to be deductible for income tax purposes. As our deferred tax assets, net of deferred tax liabilities, are fully valued at zero, the impact of recording this deferred tax liability resulted in a release of a portion of our deferred tax asset valuation allowance, and is recorded as income tax benefit for the nine months ended September 30, 2010. No provision for income taxes was required for the nine months ended September 30, 2009.
     Based on historical operating losses and projections for future taxable income, it is more likely than not that we will not fully realize the benefits of the net operating loss carryforwards. We have not, therefore, recorded a tax benefit from our net operating loss carryforwards for either of the nine months ended September 30, 2010 or September 30, 2009, which at September 30, 2010 was $157 million.
Operating Outlook
     Due to increased competition, both from third parties and private-label brands offered by some of our retail customers, and the current global economic downturn, we have experienced a decline in demand for our products with our traditional customer base. It is difficult for us to predict the depth and length of this economic downturn and its impact on our business in the long-term. We expect overall 2010 annual revenue to be less than our overall 2009 annual revenue, primarily due to increased competition from private-label brands offered by some of our retail customers, including most notably RadioShack, a general reduction in consumer demand for mobile electronic accessories resulting from the ongoing worldwide recession and from the loss of the Targus account. This reduction in revenue may be partially offset by further gains in market penetration into new distributors and retailers largely through our sales efforts.

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
     In addition to our line of power management solutions, we have recently introduced a variety of new mobile electronics accessories, and expect to continue to do so in the future, as we execute on our vision to attach our products and technology to every mobile electronic device. In order to continue to grow our business and enhance shareholder value, we believe it is necessary to continue to expand our product portfolio. Over the past several months, we have acquired two new businesses that resulted in an expansion of our product offering and our geographic sales reach. Moving forward, we will continue to explore a number of initiatives designed to broaden our product portfolio within the mobile electronics accessories space. We currently plan that the initiatives will consist of internal product development, sourcing products from third-parties, joint marketing ventures, product bundling, licensing opportunities, and acquisitions of complementary and synergistic product families and companies. We also have initiatives to expand our distribution beyond consumer retail with the intent to sell products into the enterprise, government and education channels. All of these initiatives are designed to leverage the inherent strengths of our business, most notably, our strong balance sheet, our compelling portfolio of intellectual property, and our established brand and relationships with major retailers. As we continue to execute on this vision, we believe we can improve our ability to drive higher levels of revenue and earnings, which will ultimately have a positive impact on value creation for our shareholders.
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
     Our primary use of cash has been to fund purchases of short-term investments. The anticipated growth of our business will require working capital for accounts receivable and inventories. In addition to our cash flow from operations, our primary sources of liquidity have been funds provided by issuances of equity securities and proceeds from the sale of intellectual property assets and other assets. We cannot assure you that these sources will be available to us in the future.
     Capital markets in the United States and throughout the world remain volatile, which could impact our ability to obtain additional or alternative financing.

     The following table sets forth for the period presented certain consolidated cash flow information ($ in thousands):

	Nine Months Ended September 30,
	2010	2009
		(As recast)
Net cash provided by operating activities	$250	$2,811
Net cash used in investing activities	(8,566)	(504)
Net cash provided by financing activities	—	—
Foreign currency exchange impact on cash flow	13	7

Increase (decrease) in cash and cash equivalents	$(8,303)	$2,314

Cash and cash equivalents at beginning of period	$19,775	$25,619

Cash and cash equivalents at end of period	$11,472	$27,933

•	Net cash provided by operating activities. Cash was provided by operating activities for the nine months ended September 30, 2010 primarily as a result of net income plus non-cash expenses and the combined effect of increases in inventories, accounts receivable and accounts payable. For the current fiscal year, we expect to generate cash from operating activities.

	Nine Months Ended
	September 30,
	2010	2009
Days outstanding in ending accounts receivable (“DSOs”)	73	58
Inventory turns	3	8
The increase in DSOs at September 30, 2010 compared to September 30, 2009 was primarily due to increases in accounts receivable as a result of our transition to a customer base consisting largely of retail customers, who generally require longer payment terms, as well as a lower overall revenue base. We expect DSOs for the remainder of 2010 to remain consistent with the period ended September 30, 2010. The decrease in inventory turns was primarily due to the decline in revenue from sales to RadioShack and Targus, for whom we hold no inventory. We expect to manage inventory growth during 2010 and we expect inventory turns for the remainder of 2010 to remain consistent with the period ended September 30, 2010.

•	Net cash provided by / (used in) investing activities. For the nine months ended September 30, 2010, net cash was used in investing activities primarily for purchases of short-term investments and to acquire Adapt Mobile. Our current investment strategy is to continue to invest excess cash in short-term investments.

•	Net cash provided by financing activities. We had no cash flows from financing activities during the first nine months of 2010 or 2009.
     Investments. At September 30, 2010, our investments in marketable securities included nine corporate bonds, nine United States government securities, two commercial paper instruments issued by various companies, and one municipal mutual fund with a total fair value of $20.2 million. At September 30, 2010, three of these securities had an unrealized loss, representing less than 1% of the book value of all marketable securities in the portfolio.
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

     Contractual Obligations. In our day-to-day business activities, we incur certain commitments to make future payments under contracts such as operating leases and purchase orders. Maturities under these contracts are set forth in the following table as of September 30, 2010 (dollars in thousands):

	Payment due by period
	2010	2011	2012	2013	2014	More than 5 years
Operating lease obligations	$110	$440	$444	$455	$76	$—
Inventory purchase obligations	9,824	—	—	—	—	—

Totals	$9,934	$440	$444	$455	$76	$—

     Off-Balance Sheet Arrangements. We have no off-balance sheet financing arrangements.
     Acquisitions and Dispositions. During 2010, we have made two acquisitions of other companies to complement our product offerings and expand our revenue base. On August 6, 2010, we acquired Adapt Mobile and on October 7, 2010, we acquired Aerial7.
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
     Net Operating Loss Carry-forwards. As of September 30, 2010, we had approximately $157 million of federal, foreign and state net operating loss carry-forwards which expire at various dates. We anticipate that the sale of common stock in our initial public offering and in subsequent private offerings, as well as the issuance of our common stock for acquisitions, coupled with prior sales of common stock will cause an annual limitation on the use of our net operating loss carryforwards pursuant to the change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended. This limitation is expected to have a material effect on the timing of our ability to use the net operating loss carryforwards in the future. Additionally, our ability to use the net operating loss carryforwards is dependent upon our future level of profitability, which cannot be determined.
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

     See “Liquidity and Capital Resources” for further discussion of our capital structure. Market risk, calculated as the potential change in fair value of our cash and cash equivalents and resulting from a hypothetical 1.0% (100 basis point) change in interest rates, was not material at September 30, 2010.

ITEM 4.	CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures — We maintain disclosure controls and other procedures that are designed to ensure that information required to be disclosed in our filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. With the participation of the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2010, and concluded that our disclosure controls and procedures were effective.
     Changes in Internal Control Over Financial Reporting — There was no change in our internal control over financial reporting during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     As disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments,” as part of the acquisitions of Adapt Mobile and Aerial7, six key employees of Adapt Mobile and Aerial7 received an aggregate of 1,050,000 RSUs that generally vest one-third on each of the succeeding three anniversaries of the date of hire. Further information about these RSU grants is incorporated by reference from the section referenced above in this paragraph. The RSUs were granted in a transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 5.	OTHER INFORMATION
     We have a policy governing transactions in our securities by directors, officers, employees and others which permits these individuals to enter into trading plans complying with Rule 10b5-l under the Securities Exchange Act of 1934, as amended. We have been advised that Michael D. Heil, our President and Chief Executive Officer, entered into a trading plan on August 26, 2010, in accordance with Rule 10b5-l and our policy governing transactions in our securities. Further, as previously disclosed, Mr. Heil also entered into a trading plan on May 13, 2010 that remains effective and Darryl S. Baker entered into a trading plan on May 11, 2010 that terminated, by its terms, on November 3, 2010. Each of these trading plans was adopted in accordance with Rule 10b5-l and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving the Company.
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

IGO, INC.
Dated: November 4, 2010	By:	/s/ Michael D. Heil
Michael D. Heil
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Darryl S. Baker
Darryl S. Baker
Vice President and Chief Financial Officer and Authorized Officer of Registrant (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document
2.1	Agreement and Plan of Merger dated October 7, 2010 by and among iGo, Inc., Mobility Assets, Inc., Aerial7 Industries, Inc. and Seth Egorin, as Shareholders Agent (1)

3.1	Certificate of Incorporation of the Company (2)

3.2	Articles of Amendment to the Certificate of Incorporation of the Company dated as of June 17, 1997 (3)

3.3	Articles of Amendment to the Certificate of Incorporation of the Company dated as of September 10, 1997 (2)

3.4	Articles of Amendment to the Certificate of Incorporation of the Company dated as of July 20, 1998 (2)

3.5	Articles of Amendment to the Certificate of Incorporation of the Company dated as of February 3, 2000 (2)

3.6	Articles of Amendment to the Certificate of Incorporation of the Company dated March 31, 2000 (3)

3.7	Certificate of Designations, Preferences, Rights and Limitations of Series G Junior Participating Preferred Stock of iGo, Inc. (4)

3.8	Certificate of Ownership and Merger Merging iGo Merger Sub Inc. with and into Mobility Electronics, Inc. (5)

3.9	Certificate of Elimination of Series C, Series D, Series E, and Series F Preferred Stock of Mobility Electronics, Inc. (5)

3.10	Fourth Amended and Restated Bylaws of the Company (6)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith

**	Furnished herewith

(1)	Previously filed as an exhibit to Current Report on Form 8-K filed October 8, 2010.

(2)	Previously filed as an exhibit to Registration Statement No. 333-30264 dated February 11, 2000.

(3)	Previously filed as an exhibit to Amendment No. 2 to Registration Statement No. 333-30264 on Form S-1 dated May 4, 2000.

(4)	Previously filed as an exhibit to Current Report on Form 8-K filed June 19, 2003.

(5)	Previously filed as an exhibit to Current Report on Form 8-K dated May 21, 2008.

(6)	Previously filed as an exhibit to Form 10-K for the period ended December 31, 2008.