Form 10-K
period 2010-12-31
iGo, Inc.
filed 2011-03-11
CIK 1075656

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-30907
iGo, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	86-0843914 (IRS Employer Identification No.)
17800 N. Perimeter Dr., Suite 200, Scottsdale, Arizona (Address of Principal Executive Offices)	85255 (Zip Code)

(Registrant’s telephone number, including area code):
(480) 596-0061

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2010) was approximately $34 million.

There were 33,004,456 shares of the registrant’s common stock issued and outstanding as of March 8, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Form 10-K.

iGo, Inc.
FORM 10-K

DISCLOSURE CONCERNING FORWARD-LOOKING STATEMENTS

This report contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “expect,” “anticipate,” “estimate” and other similar statements of expectations identify forward-looking statements. Forward-looking statements in this report can be found in the “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplementary Data” sections as well as other sections of this report and include, without limitation, statements concerning our expectations regarding our anticipated revenue, cash flows, gross profit, gross margin, and related expenses for 2011; our strategy, including but not limited to, our intentions to continue to develop and introduce new products and technologies, aggressively file patents and expand our intellectual property position, market non-power accessories, and market and expand our “green” power product offerings to address the problem of “vampire” power as well as the expected benefits that will result from our efforts; that our customers may continue to curtail or suspend capital spending; that sales to RadioShack will continue to decline in 2011; that sales to Walmart may decline; expectations regarding future customer product orders; our reliance on distributors and resellers for the distribution and sale of our products; our ability to broaden our distribution base, thus decreasing our dependence on sales to Walmart and RadioShack; beliefs relating to our competitive advantages and the market need for our products; our belief that our present vendors have sufficient capacity to meet our supply requirements; the expected availability and sufficiency of cash and liquidity; expected market and industry trends; beliefs relating to our distribution capabilities and brand identity; expectations regarding the success of new product introductions; the anticipated strength, and ability to protect, our intellectual property portfolio; our intentions to continue and develop power products in existing and new markets; our intention to continue to make capital expenditures and pursue opportunities to acquire businesses, products and technologies; our ability to effectively integrate Adapt and Aerial7; our expectation that a small number of customers will continue to represent a substantial percentage of our sales including specifically, but not limited to, RadioShack and Walmart; expectations about inventory levels we will be required to maintain and future sales returns; our expectations about competition; trends in key operating metrics, including days outstanding in accounts receivable and inventory turns; the possibility that we may issue additional shares of stock; our intention and ability to hold marketable securities to maturity; our intentions about employing hedging strategies; that we may repurchase shares of our common stock; and our expectations regarding the outcome and anticipated impact of various legal proceedings in which we may be involved. These forward-looking statements are based largely on our management’s expectations and involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include those discussed herein under the heading “Risk Factors” and those set forth in other sections of this report and in other reports that we file with the Securities and Exchange Commission.

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

Our Company

We are a leading provider of innovative accessories and power management solutions for the electronics industry. Our vision is to attach our products and technology to every mobile electronic device. Increased functionality and the ability to access and manage information remotely are driving the proliferation of mobile electronic devices and applications. The popularity of these devices is increasing due to reductions in size, weight and cost and improvements in functionality, storage capacity and reliability. Each of these devices needs to be powered and connected when in the home, the office, or on the road, and can be accessorized, representing opportunities for one or more of our products.

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

We have developed proprietary technology that makes electronic devices more efficient and cost effective, thus enabling users higher utilization of their electronic devices. We utilize our proprietary technology to design and develop products that make electronic devices more environmentally-friendly or “green,” enabling users to reduce electronic waste and standby or “vampire” power. Various power management solutions currently on the market focus on mitigating vampire power through manual applications. For example, other products offer technology that reduces vampire power by manually switching the power product on or off, completely eliminating the electricity source to all devices plugged into the power-strip. Our patented green technology virtually eliminates vampire power in a more convenient manner, by automatically powering down outlets when not in use and powering back up again when devices need power. This feature eliminates the need for users to continuously switch the product on and off and reduces vampire power by up to 85%. Initially, our green technology is featured in laptop chargers and surge protectors, yet we believe there are other potential market opportunities for our green technology. We are currently working with Texas Instruments to incorporate our propriety technology into a microchip that can be incorporated into a variety of power sources for electronic devices. We believe our competitive advantages include our innovative designs and multi-function capabilities of our products and our distribution and retail relationships.

We primarily sell our products through retailers, such as RadioShack, Walmart, Office Depot, Hudson News and Inmotion Entertainment; resellers, such as Ingram Micro, Inc., Microcel, and Superior Communications; and directly to end users through our iGo and Aerial7 websites, www.igo.com and www.aerial7.com. In the past, we primarily sold power accessories to private label resellers and original equipment manufacturers, or OEMs.

We currently market electronics accessory products in three main categories, consisting of power, protection, and audio. We also market other mobile electronic accessories, including laptop cooling stands, mounts, and mini-projectors (also known as pico projectors) that attach to mobile electronic devices for displaying video.

Power.  Our universal power products allow users to charge a variety of their mobile electronic devices from a single power source through the use of interchangeable tips. Our power products increase end-user convenience and minimize electronic waste as interchangeable tip solutions require fewer resources to build, ship, inventory and dispose of. The centerpiece of our new power management solutions is our proprietary iGo Green® technology. Our first iGo Green power products are laptop chargers and surge protectors which incorporate our new patented iGo Green technology. Our iGo Green technology reduces energy consumption and almost completely eliminates standby power, or “Vampire Power.” We believe that this power-saving technology, when combined with our existing universal power products, will help us achieve our long-term goal of establishing an industry standard for reduced power consumption when charging mobile electronic devices.

Protection.  As a result of our recent acquisition of Adapt Mobile Limited (“Adapt”), we now offer a line of skins, cases and screen protectors for mobile electronic devices. Consumers value the protection of their mobile electronic devices as they rely on them heavily in their daily lives to both connect with others and store important information. In addition, consumers often view these products as a way to express their personal fashion and style, similar to clothing and other accessories. Our line of protection products is designed to meet both of these consumer needs by providing the consumer with a high degree of protection, while simultaneously offering them a unique fashionable design that fits their personal style. Currently, we offer these products primarily in Europe, however we expect to expand our line of cases, skins, screen protectors and other similar products and introduce them in other markets throughout the world.

Audio.  As a result of our recent acquisition of Aerial7 Industries, Inc. (“Aerial7”), we now offer a line of earbuds and headphones. As mobile phones have recently evolved into smartphones and the introduction of new portable media devices, all of which are capable of playing music and video, many consumers utilize a variety of mobile electronic devices for both communication and entertainment purposes. Our line of audio products offer consumers the ability to both communicate with others via an integrated microphone that can be used with a portable computer, mobile phone or other portable media device as well the ability to listen to music or video from these devices. Similar to our protection products, our line of audio products is also fashionably designed, allowing consumers to express their unique and personal style. Currently, these products are offered primarily through lifestyle and music retailers around the world, however we intend to expand our audio product offering and introduce these and similar products in consumer electronics retailers around the world as well.

Our ability to execute successfully on our near and long-term objectives depends largely upon the general market acceptance of our power, protection and audio products, our ability to protect our unique proprietary rights, including notably our iGo Green technology, our ability to generate additional major customers, and general economic conditions. Additionally, we must execute on the customer relationships that we have developed and continue to design, develop, manufacture and market new and innovative technology and products that are embraced by these customers and the overall market. We were formed as a limited liability company under the laws of the State of Delaware in May 1995, and were converted to a Delaware corporation by a merger effected in August 1996, in which we were the surviving entity. We changed our name from Electronics Accessory Specialists International, Inc. to Mobility Electronics, Inc. on July 23, 1998 and on May 21, 2008 we changed our name to iGo, Inc. Our principal executive office is located at 17800 N. Perimeter Drive, Suite 200, Scottsdale, Arizona 85255, and our telephone number is (480) 596-0061.

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

Our Industry

Over the past two decades, technological advancements in the electronics industry have greatly expanded mobile device capabilities. Mobile electronic devices, which are used extensively for both business and personal purposes, include portable computers, mobile phones and other portable media devices. The popularity of these devices is benefiting from reductions in size, weight and cost and improvements in functionality, storage capacity and reliability. In addition, advances in wireless technology have enabled remote access to data networks and the Internet.

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

Our products support mobile electronic devices in several market categories.

•	Portable Computer Market. According to IDC, a subsidiary of International Data Group, a technology media and research company, the worldwide market for portable computers, which includes laptops and tablets is expected to grow at a compounded annual growth rate, or CAGR, of about 22% from approximately 277.5 million units in 2011 to approximately 504 million units in 2014. The U.S. market is expected to grow at a CAGR of about 20% from approximately 68.9 million units in 2011 to about 119.4 million units in 2014.

•	Mobile Phone Market. According to IDC, the worldwide market for mobile phones, which includes mobile phones and smartphones, is expected to grow at a CAGR of about 6.5% from approximately 1.48 billion units in 2011 to about 1.79 billion units in 2014. The U.S. market is expected to remain flat at approximately 184 million units in 2011 compared to about 182.5 million units in 2014.

•	Other Portable Media Devices. According to IDC, the worldwide market for other portable media devices, which includes e-readers, portable media players, and portable game consoles, is expected to grow at a CAGR of about 0.3% from approximately 86 million units in 2011 to about 86.8 million units in 2014. The U.S. market for other portable media devices is expected to decrease at a CAGR of about 4.5% from approximately 32.5 million units in 2011 to about 28.4 million units in 2014.

As mobile electronic devices gain widespread acceptance, users will continue to confront limitations on their use, driven by such things as battery life, charging flexibility, damage from daily usage, access to audio and visual capabilities, compatibility issues, data input challenges and performance requirements. Furthermore, as users seek to manage multiple devices in their daily routine, the limitations of any one of these functions may be exacerbated.

Mobile electronic device users usually require the use of their devices while away from their home or office. Many of these mobile devices have limited battery life, which results in the need to frequently connect to a power source to operate the device or recharge the battery. A number of factors limit the efficient use and charging of these devices:

•	the majority of chargers are model-specific, requiring a mobile user to carry a dedicated charger for each device;

•	mobile electronic devices are generally packaged with only one charger, forcing many users to purchase additional chargers for convenience and ease of use; and

•	mobile electronic device users tend to carry multiple devices and at times only one power source is available, limiting a user’s ability to recharge multiple devices simultaneously.

Mobile electronic device users, who usually have limited available space in their briefcase or luggage, desire solutions that make their mobile experience more convenient. We believe this creates the need for universal chargers that have the ability to simultaneously charge multiple mobile electronic devices.

Vampire power results from devices that continue to consume power, even when they are idle or shut off. The United States Environmental Protection Agency (EPA) estimates that vampire power accounts for more than $10 billion in annual energy costs in the United States alone. In addition to tangible dollar costs, vampire power negatively impacts the environment by wasting vast amounts of electricity. Furthermore, according to the Global System for Mobile Communications Association, or “GSMA,” discarded chargers account for approximately 51,000 tons of waste annually. We believe this creates the need for power solutions that have the ability to drastically reduce vampire power and electronic waste.

The daily usage of mobile electronic devices frequently causes cosmetic damage to, and sometimes impairs the functionality of, these devices. As a result, consumers are increasingly searching for ways to protect their mobile electronic devices and often wish to do so in a manner that’s aesthetically pleasing. These needs have created a growing market opportunity for fashionable protective cases and screens for mobile electronic devices, particularly with respect to higher end products like iPhones®, iPads® and other portable media devices.

The increased functionality of mobile phones and portable media devices, including features such as enhanced audio- and video-playing capabilities, has increased the need for audio accessories like headphones and speakers. Consumers are also demanding more functionality from these audio accessories, including high-quality sound output, volume controls and communication capabilities, such as an in-line microphone, that allow the consumer to not only hear, but also communicate with others. In addition to increased functionality, consumers also desire audio accessories that are fashionable and reflect their personal tastes. These consumer demands have resulted in an expanded demand for high-quality, fashionable headphones.

Our Strategy

We intend to capitalize on our current strategic position in the mobile electronic device market by continuing to introduce innovative power, protection, and audio products that suit the needs of a broad range of users of these devices. This includes power solutions that are green in nature. Our goal is to attach our products and technology to every mobile electronic device and to be a market leader in providing unique and innovative solutions to mobile users. Elements of our strategy include:

Integration of Green Technology in New Power Solutions.  To partner with original equipment manufacturers (OEMs) on the integration of our patented iGo Green technology into traditional power supplies that are bundled with various products offered by these OEMs, including portable computers and non-portable electronic products, such as gaming devices, printers and projectors. In addition, the integration of our patented iGo Green technology into new products, such as surge protectors gives us the opportunity to expand into channels that we have not traditionally addressed, such as the home improvement market. Further, the possibility extends directly into the home and commercial building markets through the integration of our iGo Green technology directly into the AC outlets found in the home and office.

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

Acquire Complementary Businesses, Products and Technologies.  In addition to designing and developing products and technologies on our own, we intend to continue to pursue opportunities to acquire businesses, products or technologies that complement or expand our current range of products and sales and marketing opportunities.

Broaden Distribution of iGo and Aerial7 Branded Product.  To expand the market availability of our iGo, iGo Green, and Aerial7 branded products, we plan to develop relationships with a broader set of retailers and wireless carriers, some of whom may be served through distribution partners. We expect that these relationships will allow us to diversify our customer base, add stability and decrease our traditional reliance upon a limited number of private label resellers. We also expect that these relationships will significantly increase the availability and exposure of our products, particularly among large national and international retailers and wireless carriers.

Our Products and Solutions

Power.  Our innovative power products eliminate the need for mobile electronic device users to carry multiple chargers to operate and charge their devices. Our combination AC/DC chargers work with any available power source, including the AC wall outlet in a home, office or hotel room, or the DC cigarette lighter plug in an automobile, airplane, or train. Our battery-powered universal chargers allow users to charge a variety of their mobile electronic devices when they do not have access to an AC or DC power source. Our tip technology allows a user to carry a few lightweight interchangeable tips in combination with a single charger to charge a variety of devices, including a substantial portion of the portable computers, mobile phones and other portable media devices. Further, consumers can simultaneously charge multiple devices by using a single charger and the appropriate interchangeable tips with our optional iGo USB connector. Our new patented iGo Green technology addresses broad applications relating to power supplies for office equipment, personal electronics and appliances, and covers the only power circuit technology that virtually eliminates vampire power automatically. Our core power products are inherently “green” as they eliminate the need for consumers to dispose of old chargers with the purchase of each new electronic device. Instead, our products enable the consumer to purchase a small, inexpensive tip capable of working with existing chargers, thus substantially reducing electronic waste. Sales of power products represented approximately 94%, 99% (as recast), and 99% (as recast) of our total revenue for the years ended December 31, 2010, 2009 and 2008, respectively.

Protection.  Our protection solutions, including cases, skins and protective screens, utilize innovative materials and unique designs to protect mobile electronic devices, while simultaneously complementing or enhancing the design of the device. Currently, our protection solutions are primarily marketed in Europe and, over time, we intend to introduce these products in other markets throughout the world. Sales of protection products represented approximately 1% of our total revenue for the year ended December 31, 2010 and for the years ended December 31, 2009 and 2008 we had no sales of protection products.

Audio.  Our audio solutions include our line of headphones and portable speakers which allow consumers to use their mobile electronic devices for both entertainment and communication. Our line of audio products offer consumers the ability to both communicate with others via an in-line microphone that can be used with a portable computer, mobile phone or other portable media device, as well the ability to listen to music or video from these devices. Similar to our protection products, our line of audio products is also fashionably designed, allowing consumers to express their unique and personal style. Sales of audio products represented 1% of our total revenue for the year ended December 31, 2010 and for the years ended December 31, 2009 and 2008 we had no sales of audio products.

Other Accessories.  Our other accessories solutions primarily include stands for portable computers and pico projectors. Sales of other accessory products represented approximately 4%, 1% (as recast) and 1% (as recast) of our total revenue for the years ended December 31, 2010, 2009 and 2008, respectively.

Sales and Marketing

We market and sell our products on a worldwide basis to retailers, resellers, distributors, wireless carriers and directly to end users through our iGo.com and Aerial7 websites. Our sales organization is primarily aligned with our core retail and distribution channels and geographies throughout North America, Europe and Asia. During 2010, approximately 88% of our sales were through retailers and distributors and approximately 8% of our sales were through private label resellers and OEMs.

Our total global revenue consisted of the following regional results: North American sales of $35.0 million, or 81% of our consolidated revenue; European sales of $6.2 million, or 14% of our consolidated revenue; and Asia Pacific sales of $2.1 million, or 5% of our consolidated revenue.

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

Customers

We are dependent upon a relatively small number of customers for a significant portion of our revenue, including most notably RadioShack and Walmart. We intend to develop relationships with a broader set of retailers and resellers to expand the market availability of our iGo, iGo Green, and Aerial7 branded products. Our goal is that these relationships will allow us to diversify our customer base, add stability and decrease our traditional reliance upon a limited number of retailers and resellers. These relationships could significantly increase the availability and exposure of our products, particularly among large national and international retailers and wireless carriers, however we give no assurance we could expand our customer base in a manner that would significantly reduce our current customer concentration.

We sell to resellers, such as Microcel, retailers, such as RadioShack, Walmart and Office Depot, private label resellers, such as Belkin, and directly to end users through our iGo.com and Aerial7 websites. Sales to RadioShack and Walmart accounted for 51% of revenue for the year ended December 31, 2010, compared to 43% (as recast) for the year ended December 31, 2009 and 37% (as recast) for the year ended December 31, 2008. No customer other than RadioShack or Walmart accounted for greater than 10% of sales for the year ended December 31, 2010. The loss of RadioShack or Walmart would likely have a material adverse effect on our business. For our distribution and retail customers, we build product and maintain inventory at various third-party warehouses that are under our control until these customers place, and we fulfill, purchase orders for this product. For private label resellers, we build product to the private label resellers’ orders, who take possession of the inventory upon delivery to a freight forwarder. For various retailers, we retain ownership of inventory until the product sells through to consumers.

As is generally the practice in our industry, a portion of our sales to distributors and retailers is generally under terms that provide for stock balancing return privileges and price protection. Accordingly, we make a provision for estimated sales returns and other allowances related to those sales. Returns, which are netted against our reported revenue, were approximately 3% for the year ended December 31, 2010 and less than 1% of revenue for the years ended December 31, 2009 and 2008, respectively. Also, as is generally the practice in our industry, our OEM and private-label reseller customers only have return rights in the event that our product is defective. Accordingly, we make a provision for estimated defective product warranty claims for these customers. Defective product warranty claims were less than 1% of revenue for the years ended December 31, 2010, 2009 and 2008, respectively.

Backlog

Our backlog at February 15, 2011 was approximately $2.5 million, compared with backlog of approximately $6.0 million at February 16, 2010. Backlog includes orders confirmed with a purchase order for products scheduled to be shipped within 90 days to customers with approved credit status. Because of the generally short cycle between order and shipment and because of occasional customer changes in delivery schedules and order cancellations (which are made without significant penalty), we do not believe that our backlog, as of any particular date, is necessarily indicative of actual net sales for any future period.

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

As of December 31, 2010, our research and development group consisted of 10 people who are responsible for hardware and software design and product testing. Electrical design services are provided to us by several of our outsource partners under the supervision of our in-house research and development group. Amounts spent on research and development for the years ended December 31, 2010, 2009, and 2008 were $1.5 million, $2.0 million (as recast), and $2.4 million (as recast), respectively.

Manufacturing and Logistics

In order to manufacture our products cost-effectively, we have implemented a strategy to outsource substantially all of the manufacturing services for our products. Our internal activities are focused on design, low-volume manufacturing and quality testing and our outsourced manufacturing providers are focused on high-volume manufacturing and logistics.

Most of our products are currently manufactured in China. In addition to providing manufacturing services, a number of these companies also provide us with some level of design and development services.

We purchase the principal components of our products from outside vendors. The terms of supply contracts are negotiated by us or our manufacturing partners with each vendor. We believe that our present vendors have sufficient capacity to meet our supply requirements and that alternative production sources for most components are generally available without interruption, however, several vendors are sole sourced. In order to ensure timely delivery of products to customers, from time to time, we issue letters of authorization to our suppliers that authorize them to secure long lead components in advance of purchase orders for products. Further information about commitments and contingencies relating to letters of authorization is contained in Note 17 to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.

We employ the services of an outsourced logistics company to efficiently manage the packaging and shipment of our iGo, iGo Green, and Aerial7 branded products to our various retail and distribution channels. The majority of our private-label products are shipped by our outsource manufacturers to our private-label reseller customers or to their fulfillment hubs.

Competition

The market for our products is intensely competitive, subject to rapid change and sensitive to new product introductions or enhancements and marketing efforts by industry participants. The principal competitive factors affecting the markets for our product offerings include corporate and product reputation, innovation with frequent product enhancement, breadth of integrated product line, product design, functionality and features, product quality, performance, ease-of-use, support and price. Although we believe that our products compete favorably with respect to such factors, there can be no assurance that we can maintain our competitive position against current or potential competitors, especially those with greater financial, marketing, service, support, technical or other competitive resources. However, we believe that our innovative products, coupled with our strategic relationships with private-label resellers, retailers, resellers, distributors, and wireless carriers provide us with a competitive advantage in the marketplace. In particular, with respect to our power products, we primarily compete with products offered by low-cost manufacturers, specialized third-party mobile computing accessory companies such as Targus, Kensington and Comarco and retailer and OEM private label product offerings, including those offered by RadioShack, HP and Best Buy.

Proprietary Rights

We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyrights, trademarks, and trade secret laws. We have a program to file applications for and obtain patents, copyrights, and trademarks in the United States and in selected foreign countries where we believe filing for such protection is appropriate. We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements. As of March 1, 2011, we held a variety of patents and patents pending throughout the world relating to our power technology, including seven newly issued patents relating to our iGo Green technology. There can be no assurance, however, that the rights we have obtained can be successfully enforced against infringing products in every jurisdiction. Although we believe the protection afforded by our patents, copyrights, trademarks, and trade secrets has value, the rapidly changing technology in our industry and uncertainties in the legal process make our future success dependent primarily on the innovative skills, technological expertise, and management abilities of our employees rather than on the protection afforded by patent, copyright, trademark, and trade secret laws.

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

Employees

As of December 31, 2010 we had 62 full-time employees, 44 located in the United States, 10 located in Asia, 6 located in Europe and 2 located in Australia, including 14 employed in operations, 10 in research and development, 27 in sales and marketing and 11 in administration. We engage temporary employees from time to time to augment our full time employees, generally in operations. None of our employees are covered by a collective bargaining agreement. We believe we have good relationships with our employees.

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

Risks Related To Our Business

We depend on large purchases from significant customers, notably RadioShack and Walmart, and any loss, cancellation or delay in purchases by these customers could cause a shortfall in revenue, excess inventory and inventory holding or obsolescence charges.

We have historically derived a substantial portion of our revenue from a relatively small number of customers. For example, RadioShack and Walmart together comprised 51% of our revenue for the year ended December 31, 2010. For the year ended December 31, 2010, RadioShack alone represented 34% of our revenue. Neither RadioShack nor Walmart has minimum purchase requirements and can stop purchasing our products at any time and with very short notice. In addition, including RadioShack and Walmart, most of our customer agreements are short term and non-exclusive and provide for purchases on a purchase order basis. If RadioShack or Walmart reduces, delays or cancels orders with us, and we are not able to sell our products to new customers at comparable levels, our revenue could decline significantly and could result in excess inventory and inventory holding or obsolescence charges. In addition, any difficulty in collecting amounts due from RadioShack or Walmart would negatively impact our result of operations and working capital.

Our success is largely dependent upon our ability to expand and diversify our customer base, while simultaneously continuing to retain and build our relationships with RadioShack and Walmart.

We derive a substantial portion of our revenue from RadioShack and Walmart and any adverse change in our relationships with RadioShack or Walmart would have a material adverse effect on our business. If RadioShack or Walmart discontinued purchasing our products, our revenues and net income would decline significantly. For example, sales to RadioShack for the year ended December 31, 2010 declined 31% as compared to the year ended December 31, 2009 and we expect that sales to RadioShack will continue to decline in 2011 relative to sales generated from RadioShack in previous years. Our success will depend upon our continued ability to retain and build upon our relationships with RadioShack and Walmart, while simultaneously generating relationships with new customers, particularly retail customers willing to sell our products to consumers under our iGo brand.

Although we are attempting to expand our customer base, we cannot assure you that we will be able to retain our largest customers, RadioShack and Walmart, or that we will be able to attract additional customers, or that our customers will continue to buy our products in the same amounts as in prior years. The loss of RadioShack or Walmart, any reduction or interruption in sales to RadioShack or Walmart, our inability to successfully develop relationships with additional customers or future price concessions that we may have to make, could significantly harm our business.

Increased reliance upon RadioShack and Walmart, as well as other distributors and resellers, for the sale of our products will subject us to additional risks, and the failure to adequately manage these risks could have a material adverse impact on our operating results.

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

The loss of RadioShack, Walmart, or any other large reseller or distributor customers, would materially harm our business. While we currently have a limited number of reseller and distributor agreements, none of these customers are obligated to purchase products from us. Consequently, any reseller or distributor could cease doing business with us at any time. Our dependence upon RadioShack and Walmart along with a few other resellers and distributors results in a significant concentration of credit risk, thus a substantial portion of our trade receivables outstanding from time to time are often concentrated among a limited number of customers. In addition, many of these customers also have or distribute competing products. If RadioShack, Walmart or our other reseller and distributor customers elect to increase the marketing of competing products or reduce the marketing of our products, our ability to grow our business will be negatively impacted and will adversely impact revenues.

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

We have experienced significant operating losses since inception and, as of December 31, 2010, have an accumulated deficit of $130 million. We intend to make expenditures on an ongoing basis to support our operations, primarily from cash generated from operations and, if available, from lines of credit, as we develop and introduce new products and expand into new markets. If we do not achieve revenue growth sufficient to absorb our planned expenses, we will experience additional losses in future periods. In addition, there can be no assurance that we will achieve or sustain profitability.

Our future success is dependent on market acceptance of our iGo and Aerial7 branded products. If acceptance of our iGo and Aerial7 branded products does not grow, we will not be able to increase or sustain our revenue, and our business will be severely harmed. If we do not achieve widespread market acceptance of our iGo branded power products and technology, including our new iGo Green technology, we may not be able to maintain our existing revenue or achieve anticipated revenue. For example, we currently derive a material portion of our revenue from the sale of our iGo branded power products. These power products, particularly our new iGo Green power products, represent a relatively new product category in the mobile electronics industry. We anticipate that a material portion of our revenue in the foreseeable future will continue to be derived from our family of iGo branded power products. We can give no assurance that the power product category, or the protection and audio product categories, will develop sufficiently to cover our expenses and costs. Moreover, our products may not achieve widespread market acceptance if:

•	we lose, or fail to replace, any significant retail or distribution partners;

•	we fail to expand or protect our proprietary rights and intellectual property;

•	we fail to complete development of these products in a timely manner;

•	we fail to achieve the performance criteria required of these products by our customers; or

•	competitors introduce similar or superior products.

In addition, our universal chargers include a feature that allows a single version of these products to be used with almost any mobile electronic device. If mobile electronic device manufacturers choose to design and manufacture their products in such a way as to limit the use of universal devices with their devices, it could reduce the applicability of a universal charger product and limit market acceptance of our power products.

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

Our operating results have fluctuated in the past, and may continue to fluctuate in the future. It is likely that in some future quarter or quarters our operating results will be below the expectations of securities analysts and investors. If this happens, the market price for our common stock may decline significantly. The factors that may cause our operating results to fall short of expectations include:

•	increases in product costs from our suppliers;

•	our suppliers’ ability to perform under their contracts with us;

•	the timing of our new product and technology introductions and product enhancements relative to our competitors or changes in our or our competitors’ pricing policies;

•	market acceptance of our products, notably including our new iGo Green power products and technology;

•	the size and timing of customer orders;

•	our ability to effectively manage inventory levels;

•	delay or failure to fulfill orders for our products on a timely basis;

•	distribution of or changes in our revenue among our distribution partners and retailers;

•	our inability to accurately forecast our contract manufacturing needs;

•	difficulties with new product production implementation or supply chain;

•	product defects and other product quality problems;

•	the degree and rate of growth of the markets in which we compete and the accompanying demand for our products;

•	our ability to expand our internal and external sales forces and build the required infrastructure to meet anticipated growth; and

•	seasonality of sales.

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

We believe there is an increasing focus by consumer electronics retailers, such as RadioShack and Best Buy, to concentrate an increasing portion of their product assortments within their own private label products. Our largest customer, RadioShack, sells its own private label brand of power products that compete directly with our power products. These private label lines compete directly with our product lines and may receive prominent positioning on the retail floor by these retailers. Competition has been intense in recent years and is expected to continue. Failure to appropriately respond to these trends or to offer effective sales incentives and marketing programs to our customers could reduce our ability to secure adequate shelf space at our retail customers or generate new sales opportunities with new customers and could adversely affect our financial performance or limit our potential for achieving revenue growth.

The average selling prices of our products may decrease over their sales cycles, especially upon the introduction of new products, which may negatively affect our gross margins.

Our products typically experience a reduction in the average selling prices over their respective sales cycles. Further, as we introduce new or next generation products, sales prices of previous generation products may decline substantially. In order to sell products that have a falling average selling price and maintain margins at the same time, we need to continually reduce product and manufacturing costs. Furthermore, we typically invoice international customers in their local currency and our revenue and gross margins could be negatively impacted by fluctuations in the currencies where our international customers are located. To manage manufacturing costs, we must collaborate with our third-party manufacturers to engineer the most cost-effective design for our products. There can be no assurances we will be successful in our efforts to reduce these costs and, in some situations, we may even incur price increases from our suppliers. In order to keep our manufacturing costs down, we must carefully manage the price paid for components used in our products as well as manage our freight and inventory costs. If we are unable to reduce the cost of older products as newer products are introduced or effectively manage cost increases for our products, our average gross margins may decline.

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

The market for our products is highly competitive and in general is characterized by rapid technological advances, changing customer needs and evolving industry standards. If we fail to continue to introduce new products and product enhancements that achieve broad market acceptance on a timely basis, we will not be able to compete effectively, and we will be unable to increase or maintain our revenue. Our future success will depend in large part upon our ability to:

•	develop, in a timely manner, new products and services that keep pace with developments in technology and customer requirements;

•	cover potentially higher manufacturing costs of new products and meet potentially new manufacturing requirements;

•	deliver new products and services through changing distribution channels; and

•	respond effectively to new product announcements by our competitors by quickly introducing competing products.

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

We have acquired, and intend to continue to pursue opportunities to acquire businesses, products or technologies that complement or expand our current capabilities. For example, in 2010 we acquired Adapt and Aerial7. In 2006 we acquired substantially all of the assets of Think Outside, Inc., a developer and marketer of foldable keyboards and other accessories for mobile handheld devices and, in 2007, made the determination to no longer develop and market these keyboard products. Additional acquisitions could require significant capital infusions and could involve many risks including, but not limited to, the following:

•	difficulty integrating the acquired company’s personnel, products, product roadmaps, technologies, systems, processes, and operations, including product delivery, order management, and information systems;

•	difficulty in conforming the acquired company’s financial policies and practices to our policies and practices and in implementing and maintaining adequate internal systems and controls over the financial reporting and information systems of the acquired company;

•	diversion of management’s attention and disruption of ongoing business;

•	difficulty in combining product and technology offerings and entering into new markets or geographical areas in which we have no or limited direct experience and where our competitors may have stronger market positions;

•	loss of management, sales, technical, or other key personnel;

•	revenue from the acquired companies not meeting our expectations, and the potential loss of the acquired companies’ customers, distributors, resellers, suppliers, or other partners;

•	delays or difficulties and the attendant expense in evaluating, coordinating, and combining administrative, manufacturing, sales, research and development and other operations, facilities, and relationships with third parties in accordance with local laws and other obligations while maintaining adequate standards, controls and procedures, including financial controls and controls over information systems;

•	difficulty in completing projects associated with acquired in-process research and development;

•	incurring amortization expense related to intangible assets and recording goodwill and non-amortizable assets that will be subject to impairment testing and possible impairment charges;

•	dilution of existing stockholders as a result of issuing equity securities, including the assumption of any stock options or other equity awards issued by the acquired company;

•	overpayment for any acquisition or investment or unanticipated costs or liabilities;

•	responsibility for the liabilities of the acquired company, including any potential intellectual property infringement claims or other litigation; and

•	incurring substantial write-offs, restructuring charges, and transactional expenses.

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

We outsource the manufacturing and fulfillment of our products, which limits our control of the manufacturing process and could result in unanticipated cost increases or cause a delay in our ability to fill orders.

Most of our products are produced under contract manufacturing arrangements with manufacturers in China. Our reliance on third-party manufacturers exposes us to risks that are not in our control, such as unanticipated cost increases or negative fluctuations in currency, which could negatively impact our results of operations and working capital. Any termination of or significant disruption in our relationship with our manufacturers may prevent us from filling customer orders in a timely manner, as we generally do not maintain large inventories of our products, and will negatively impact our revenue.

We source our products from independent manufacturers who purchase components and other raw materials. Our use of contract manufacturers reduces control over costs, product quality and manufacturing yields. We depend upon our contract manufacturers to deliver products that are competitive in cost, free from defects and in compliance with our specifications and delivery schedules. Moreover, although arrangements with such manufacturers may contain provisions for warranty obligations on the part of contract manufacturers, we remain primarily responsible to our customers for warranty obligations. Disruption in supply, a significant increase in the cost of the assembly of our products, failure of a contract manufacturer to remain competitive in price, the failure of a contract manufacturer to comply with our procurement needs or the financial failure or bankruptcy of a contract manufacturer could delay or interrupt our ability to manufacture or deliver our products to customers at a competitive price or on a timely basis. In addition, regulatory agencies and legislatures in various countries, including the United States, have undertaken reviews of product safety, and various proposals for additional, more stringent laws and regulations are under consideration. Current or future laws or regulations may become effective in various jurisdictions in which we currently operate and may increase our costs and disrupt our business operations.

We generally provide our third-party contract manufacturers with a rolling forecast of demand which they use to determine our material and component requirements. Lead times for ordering materials and components vary significantly and depend on various factors, such as the specific supplier, contract terms and supply and demand for a component at a given time. Some of our components have long lead times. For example, certain electronic components used in our chargers have lead times that range from six to ten weeks. If our forecasts are less than our actual requirements, our contract manufacturers may be unable to manufacture products in a timely manner. If our forecasts are too high, our contract manufacturers will be unable to use the components they have purchased on our behalf, which may require us to purchase the components from them before they are used in the manufacture of our products.

We rely on contract fulfillment providers to warehouse our finished goods inventory and to ship our products to our customers. We do not have long-term contracts with our fulfillment providers. Any termination of or significant disruption in our relationship with our fulfillment providers may prevent customer orders from being fulfilled in a timely manner, as it would require that we relocate our finished goods inventory to another warehouse facility and arrange for shipment of products to our customers.

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

In the past, some of our customers have returned products to us because the product did not meet their expectations, specifications or requirements. These returns were approximately 3% for the year ended December 31, 2010 and less than 1% of revenue for each of the years ended December 31, 2009 and 2008. It is likely that we will experience some level of returns in the future and, as our business grows, this level may be more difficult to estimate. A portion of our sales to distributors is generally under terms that provide for certain stock balancing privileges. Under the stock balancing programs, some distributors are permitted to return up to 15% of their prior quarter’s purchases, provided that they place a new order for equal or greater dollar value of the amount returned.

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

Our success and ability to compete are dependent upon our internally developed technology and know-how. We rely primarily on a combination of patent protection, copyright and trademark laws, trade secrets, nondisclosure agreements and technical and data security measures to protect our proprietary rights. While we have certain patents and patents pending, including pending patents relating to our new green power technology, there can be no assurance that patents pending or future patent applications will be issued or that, if issued, those patents will not be challenged, invalidated or circumvented or that rights granted thereunder will provide meaningful protection or other commercial advantage to us. Moreover, there can be no assurance that any patent rights will be upheld in the future or that we will be able to preserve any of our other intellectual property rights.

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

The market for our products and services depends on economic conditions affecting the broader information technology market. Prolonged weakness in this market could cause customers to reduce their overall information technology budgets or reduce or cancel orders for our products. In this environment, our customers or end users may experience financial difficulty, cease operations and fail to budget or reduce budgets for the purchase of our products and services. This, in turn, may lead to longer sales cycles, delays in purchase decisions, payment and collection, and may also result in downward price pressures, causing us to realize lower revenue and operating margins. In addition, general economic uncertainty and the recent general decline in capital spending in the information technology sector make it difficult to predict changes in the purchasing requirements of our customers and the markets we serve. We believe that, in light of these events, some businesses have and may continue to curtail or suspend capital spending on information technology. These factors may cause our revenue and operating margins to decline.

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

Our operations and performance, including collection of our accounts receivable, depend significantly on worldwide economic conditions and their impact on levels of consumer spending. Some of the factors that could influence the levels of consumer spending include volatility in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, increased unemployment (particularly with office workers), access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. These and other economic factors have had, and could continue to have, a material adverse effect on demand for our products and services and on our financial condition and operating results.

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

As of March 8, 2011, our executive officers, directors and principal stockholders owning greater than 5% of our outstanding common stock together beneficially owned approximately 26% of the outstanding shares of common stock. As a result, these stockholders, acting together, may be able to exercise substantial influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may also have the effect of delaying or preventing a change in our control that may be viewed as beneficial by the other stockholders.

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

As of March 8, 2011, we had 33,004,456 shares of common stock outstanding. All of our outstanding shares are currently available for sale in the public market, some of which are subject to volume and other limitations under the securities laws. Future sales of substantial amounts of shares of our common stock by our existing stockholders in the public market, or the perception that these sales could occur, may cause the market price of our common stock to decline. We may be required to issue additional shares upon exercise of previously granted options and warrants that are currently outstanding.

As of March 8, 2011, we had (i) 2,174,207 shares of common stock issuable upon the vesting of restricted stock units under our long-term incentive plan and other outstanding awards; and (ii) 521,093 shares were available for future issuance under our current long-term incentive plan. We also had warrants outstanding to purchase 5,000 shares of common stock. The vesting of outstanding restricted stock units could result in increased sales of our common stock in the market, which could exert significant downward pressure on our stock price. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price we deem appropriate.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate offices are located in Scottsdale, Arizona. This facility consists of approximately 21,000 square feet of leased space pursuant to a lease for which the current term expires on February 28, 2014. We also lease offices in Los Angeles, California, the United Kingdom and Shenzhen and Dong Guan, China. Each of these offices supports our selling, research and development, and general administrative activities. The majority of our warehouse and product fulfillment operations are conducted at various third-party locations throughout the world. We believe our facilities are suitable and adequate for our current business activities for the remainder of the lease terms.

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

Our common stock is traded on The NASDAQ Global Market under the symbol “IGOI.”. The following sets forth, for the period indicated, the high and low sales prices for our common stock as reported by The NASDAQ Global Market.

	High	Low

Year Ended December 31, 2009
Quarter Ended March 31, 2009	$0.98	$0.49
Quarter Ended June 30, 2009	$1.32	$0.54
Quarter Ended September 30, 2009	$1.35	$0.67
Quarter Ended December 31, 2009	$1.49	$1.03
Year Ended December 31, 2010
Quarter Ended March 31, 2010	$2.09	$1.03
Quarter Ended June 30, 2010	$2.15	$1.34
Quarter Ended September 30, 2010	$2.00	$1.37
Quarter Ended December 31, 2010	$4.09	$1.77

As of March 8, 2011, there were 33,004,456 shares of our common stock outstanding held by approximately 234 holders of record and the last reported sale price of our common stock on The NASDAQ Global Market on March 8, 2011 was $4.01 per share.

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

Issuer Purchases of Equity Securities

During the fourth quarter of 2010, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers,” of shares of our common stock.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read together with our consolidated financial statements and notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other information contained in this Form 10-K. The selected financial data presented below under the captions “Consolidated Statements of Operations Data” and “Consolidated Balance Sheet Data” as of and for each of the years in the five-year period ended December 31, 2010 are derived from our consolidated financial statements, which consolidated financial statements have been audited by KPMG LLP, an independent registered public accounting firm. The consolidated balance sheet data as of December 31, 2010 and 2009 and consolidated statement of operations data for each of the years in the three-year period ended December 31, 2010, are derived from our consolidated financial statements, included in this Form 10-K.

	Years Ended December 31,
	2010	2009	2008	2007	2006
		As recast	As recast	As recast
	(In thousands, except per share data)

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenue	$43,357	$48,944	$69,906	$71,892	$92,464
Cost of revenue	28,947	33,776	50,877	55,418	69,349

Gross profit	14,410	15,168	19,029	16,474	23,115
Total operating expenses	16,924	16,606	21,327	32,694	41,039

Loss from operations	(2,514)	(1,438)	(2,298)	(16,220)	(17,924)
Interest income, net	171	235	933	1,305	1,203
Gain on disposal of assets and other income, net	2,176	506	1,099	2,283	129
Litigation settlement income (expense)	—	—	672	—	(250)

Net income (loss) before income taxes	(167)	(697)	406	(12,632)	(16,842)
Provision (benefit) for income tax	(1,002)	(234)	—	—	—

Net income (loss)	$835	$(463)	$406	$(12,632)	$(16,842)

Net income (loss) per share — basic and diluted:
Basic income (loss) per share	$0.03	$(0.01)	$0.01	$(0.40)	$(0.54)
Diluted income (loss) per share	$0.02	$(0.01)	$0.01	$(0.40)	$(0.54)
Weighted average common shares outstanding:
Basic	32,770	32,310	31,786	31,534	31,392

Diluted	35,081	32,310	34,394	31,534	31,392

CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments	$24,474	$32,552	$30,583	$24,242	$17,343
Working capital	35,986	38,131	36,352	31,735	34,495
Total assets	50,173	46,177	49,940	53,273	65,864
Long-term debt and other non-current liabilities	—	—	—	—	—
Total stockholders’ equity	42,298	40,282	39,584	37,388	49,405

Mission Technology Group, Inc. (“Mission”), an entity that was formed by one of our former officers, purchased the assets of our expansion and docking product line in April 2007. From 2007 through 2009 the Company consolidated the results of Mission as a variable interest entity. Effective January 1, 2010, we determined that we were no longer the primary beneficiary of Mission and, as such, we no longer consolidate the results of Mission and have removed the results of Mission from the presentation of historical financial data in this filing. Accordingly, the consolidated statements of operations data and consolidated balance sheet data as of and for the years ended December 31, 2009, 2008 and 2007 have been recast to give effect to the removal of Mission.

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

Power.  Our universal power products allow users to charge a variety of their mobile electronic devices from a single power source through the use of interchangeable tips. Our power products increase end-user convenience and minimize electronic waste as interchangeable tip solutions require fewer resources to build, ship, inventory and dispose of. The centerpiece of our new power management solutions is our proprietary iGo Green® technology. Our first iGo Green power products are laptop chargers and surge protectors which incorporate our new patented iGo Green technology. Our iGo Green technology reduces energy consumption and almost completely eliminates standby power, or “Vampire Power,” which results from devices that continue to consume power even when they are idle or shut-off. We believe that this power-saving technology, when combined with our existing universal power products, will help us achieve our long-term goal of establishing an industry standard for reduced power consumption when charging mobile electronic devices.

Protection.  As a result of our recent acquisition of Adapt, we now offer a line of skins, cases and screen protectors for mobile electronic devices. Consumers value the protection of their mobile electronic devices as they rely on them heavily in their daily lives to both connect with others and store important information. In addition, consumers often view these products as a way to express their personal fashion and style, similar to clothing and other accessories. Our line of protection products is designed to meet both of these consumer needs by providing the consumer with a high degree of protection, while simultaneously offering them a unique fashionable design that fits their personal style. Currently, we offer these products primarily in Europe, however we expect to expand our line of cases, skins, screen protectors and other similar products and introduce them in other markets throughout the world.

Audio.  As a result of our recent acquisition of Aerial7, we now offer a line of earbuds and headphones. As mobile phones have recently evolved into smartphones and the introduction of new portable media devices, all of which are capable of playing music and video, many consumers utilize a variety of mobile electronic devices for both communication and entertainment purposes. Our line of audio products offer consumers the ability to both communicate with others via an integrated microphone that can be used with a portable computer, mobile phone or other portable media device as well the ability to listen to music or video from these devices. Similar to our protection products, our line of audio products is also fashionably designed, allowing consumers to express their unique and personal style. Currently, these products are offered primarily through lifestyle and music retailers around the world, however we intend to expand our audio product offering and introduce these and similar products in consumer electronics retailers around the world as well.

Our ability to execute successfully on our near and long-term objectives depends largely upon the general market acceptance of our power, protection and audio products, our ability to protect our unique proprietary rights, including notably our iGo Green technology, our ability to generate additional major customers, and general economic conditions. Additionally, we must execute on the customer relationships that we have developed and continue to design, develop, manufacture and market new and innovative technology and products that are embraced by these customers and the overall market.

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

Our recognition of revenue from product sales to distributors, resellers and retailers, or the “retail and distribution channel,” is affected by agreements giving certain customers rights to return up to 15% of their prior quarter’s purchases, provided that the customer places a new order for an equal or greater dollar value of the amount returned. We also have agreements with certain customers that allow them to receive credit for subsequent price reductions, or “price protection.” At the time we recognize revenue related to these agreements, we reduce revenue for the gross sales value of estimated future returns, as well as our estimate of future price protection. We also reduce cost of revenue for the gross product cost of estimated future returns. We record an allowance for sales returns in the amount of the difference between the gross sales value and the cost of revenue as a reduction of accounts receivable. We also have agreements with certain customers that provide them with a 100% right of return prior to the ultimate sale to an end user of the product. Accordingly, we have recorded deferred revenue of $1,838,000 as of December 31, 2010 and $914,000 (as recast) as of December 31, 2009, which we expect to recognize as revenue when the product is sold to the end user. Gross sales to the retail and distribution channel accounted for approximately 88% of revenue for the year ended December 31, 2010 and 67% (as recast) of revenue for the year ended December 31, 2009.

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

Deferred Tax Valuation Allowance.  We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining the amount of the valuation allowance, we consider estimated future taxable income as well as feasible tax planning strategies in each taxing jurisdiction in which we operate. Historically, we have recorded a deferred tax valuation allowance in an amount equal to our net deferred tax assets. If we determine that we will ultimately be able to utilize all or a portion of deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be released to income as a credit to income tax expense. During 2009, we released $234,000 of the valuation allowance relating to an application for a refund of federal alternative minimum taxes paid in 2005 and 2006 in connection with the Worker, Homeownership, and Business Assistance Act of 2009. During 2010, we released $1,002,000 of the valuation allowance as a result of deferred tax liabilities incurred in connection with the acquisitions of Adapt and Aerial7.

Goodwill and Long-Lived Asset Valuation.  We test goodwill for impairment on an annual basis as of October 1. The goodwill impairment evaluation process is based on both a discounted future cash flows approach and a market comparable approach. The discounted cash flows approach uses our estimates of future market growth rates, market share, revenue and costs, as well as appropriate discount rates. We evaluated goodwill for impairment as of October 1, 2010 and determined that recorded goodwill was not impaired at that time. We test our recorded long-lived assets whenever events indicate the recorded intangible assets may be impaired. Our long-lived asset impairment approach is based on an undiscounted cash flows approach. We have recorded long-lived asset impairment charges in the past, and if we fail to achieve our assumed growth rates or assumed gross margin, we may incur additional charges for impairment in the future. For these reasons, we believe that the accounting estimates related to goodwill and long-lived assets are critical accounting estimates.

Results of Operations

The following table sets forth certain consolidated financial data for the periods indicated expressed as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2010	2009	2008
		As recast	As recast

Revenue	100.0%	100.0%	100.0%
Cost of revenue	66.8%	69.0%	72.8%

Gross profit	33.2%	31.0%	27.2%

Operating expenses:
Sales and marketing	18.0%	13.8%	11.7%
Research and development	3.5%	4.0%	3.5%
General and administrative	17.5%	16.1%	15.3%

Total operating expenses	39.0%	33.9%	30.5%

Loss from operations	(5.8)%	(2.9)%	(3.3)%
Other income (expense):
Interest income, net	0.4%	0.5%	1.3%
Gain on disposal of assets and other income, net	5.0%	1.0%	1.6%
Litigation settlement income	—	—	1.0%

Net income (loss) before income tax	(0.4)%	(1.4)%	0.6%
Income tax benefit	2.3%	0.5%	—

Net income (loss)	1.9%	(0.9)%	0.6%

Comparison of Years Ended December 31, 2010, 2009, and 2008

Revenue.  Revenue generally consists of sales of products, net of returns and allowances. To date, our revenues have come predominantly from our universal chargers. The following table summarizes the year-over-year comparison of our consolidated revenue for the periods indicated (dollars in thousands):

		Decrease	Percentage Change from
Year	Annual Amount	from Prior Year	Prior Year

2010	$43,357	$(5,587)	(11.4)%
2009	48,944	(20,962)	(30.0)%
2008	69,906	—	—

Following is a breakdown of revenue by significant account for the years ended December 31, 2010, 2009 and 2008 with corresponding dollar and percent changes (dollars in millions):

				Change from 2009
				to 2010		Change from 2008 to 2009
	$	$	$	$	%	$	%
	2010	2009	2008	Change	Change	Change	Change

RadioShack	14.7	21.2	25.6	(6.5)	(30.7)%	(4.4)	(17.2)%
Walmart	7.5	0.2	—	7.3	3650.0%	0.2	N/A
Targus	—	11.6	32.3	(11.6)	(100.0)%	(20.7)	(64.1)%
All Other customers	21.2	15.9	12.0	5.3	33.3%	3.9	32.5%

	43.4	48.9	69.9	(5.5)	(11.2)%	(21.0)	(30.0)%

The 2010 decrease in revenue was primarily due to decreases in sales to Targus and RadioShack. As noted in the table above, sales to Targus decreased to $0 for the year ended December 31, 2010 as a result of the termination of our sales agreement with Targus in 2009 (as discussed below). Sales to RadioShack also decreased during this same period to $14.7 million for the year ended December 31, 2010. This decrease in sales is concurrent with RadioShack’s debut of its own private label chargers. These decreases have been offset by sales to new retail customers such as Walmart as well as increases in sales to other retailers and distributors as a result of our increased focus on sales to retailer and distributors. Sales to Walmart increased to $7.5 million for the year ended December 31, 2010. We expect that sales to RadioShack will continue to decline in 2011. We are working to continue to broaden our distribution base during 2011 with the goal of reducing our dependence on sales to Walmart and RadioShack in the future.

The 2009 decrease was primarily due to the decrease of sales to Targus and RadioShack. In March 2009, Targus notified the Company of its intent not to renew our distribution agreement, which expired by its terms in May 2009. Sales to RadioShack decreased by $4.4 million for the year ended December 31, 2009. This was during the early stages of the implementation of RadioShack’s own branded line of chargers.

Cost of revenue, gross profit and gross margin.  Cost of revenue generally consists of costs associated with components, outsourced manufacturing and in-house labor associated with assembly, testing, packaging, shipping and quality assurance, depreciation of equipment and indirect manufacturing costs. Gross profit is the difference between revenue and cost of revenue. Gross margin is gross profit stated as a percentage of revenue. The following tables summarize the year-over-year comparison of our cost of revenue, gross profit and gross margin for the periods indicated (dollars in thousands):

Cost of revenue:

	Cost of	Decrease	Percentage Change
Year	Revenue	from Prior Year	from Prior Year

2010	$28,947	$(4,829)	(14.3)%
2009	33,776	(17,101)	(33.6)%
2008	50,877	—	—

Gross profit and gross margin:

			Decrease in Gross	Percentage Change
			Profit	from Prior Year
Year	Gross Profit	Gross Margin	from Prior Year	(Total Dollars)

2010	$14,410	33.2%	$(758)	(5.0)%
2009	15,168	31.0%	(3,861)	(20.3)%
2008	19,029	27.2%	—	—

The 2010 decrease in cost of revenue was primarily due to the decrease in revenue discussed above. The increase in gross margin was due primarily to an increase in average direct margin, which excludes labor and overhead costs to 47.1% for the year ended December 31, 2010 compared to 35.8% (as recast) for the year ended December 31, 2009, primarily as a result in the decline of sales of products to private label resellers which typically result in lower margins, combined with an increase in sales to retailers relative to total revenue. Partially offsetting the increase in direct margin was an increase in labor and overhead costs. Labor and overhead costs, which are mostly fixed, increased by $3.7 million, or 160.9%, to $6.0 million for the year ended December 31, 2010, compared to $2.3 million (as recast) for the year ended December 31, 2009. As a result of these factors, cost of revenue, as a percentage of revenue, decreased to 66.8% for the year ended December 31, 2010 from 69.0% (as recast) for the year ended December 31, 2009. We continue to see increases in component costs from our primary Asian suppliers, partially offset by expected increased operating efficiency as a result of anticipated increases in revenue. As a result, we expect gross margins to remain the same or decline slightly in 2011 compared to 2010.

The 2009 decrease in cost of revenue was due primarily to a decrease in revenue. The increase in gross margin was due primarily to an increase in average direct margin, which excludes labor and overhead costs to 35.8% (as recast) for the year ended December 31, 2009 compared to 32.9% for the year ended December 31, 2008 (as recast). Labor and overhead costs, which are mostly fixed, decreased by $1.7 million, or 42.5% to $2.3 million (as recast) for the year ended December 31, 2009, compared to $4.0 million (as recast) for the year ended December 31, 2008.

As a result of these factors, cost of revenue, as a percentage of revenue, decreased to 69.0% (as recast) for the year ended December 31, 2009, from 72.8% (as recast) for the year ended December 31, 2008.

Sales and marketing.  Sales and marketing expenses generally consist of salaries, commissions and other personnel-related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. The following table summarizes the year-over-year comparison of our sales and marketing expenses for the periods indicated (dollars in thousands):

		Increase/(Decrease)	Percentage Change
Year	Annual Amount	from Prior Year	from Prior Year

2010	$7,805	$1,052	15.6%
2009	6,753	(1,445)	(17.6)%
2008	8,198	—	—

The 2010 increase in sales and marketing expenses primarily resulted from increased personnel, consulting and sales commissions, and product samples and advertising. Specifically, personnel, sales commissions and consulting fees increased $849,000, or 24.3%, to $4.3 million for the year ended December 31, 2010, compared to $3.5 million (as recast) for the year ended December 31, 2009. Advertising and sample costs increased by $403,000, or 64.8% to $1.0 million for the year ended December 31, 2010 compared to $623,000 (as recast) for the year ended December 31, 2009. Partially offsetting these increases was a reduction in trade show expense of $141,000, or 38.9%, to $222,000 for the year ended December 31, 2010, compared to $363,000 (as recast) for the year ended December 31, 2009. As a percentage of revenue, sales and marketing expenses increased to 18.0% for the year ended December 31, 2010 from 13.8% (as recast) for the year ended December 31, 2009.

The 2009 decrease in sales and marketing expenses primarily resulted from reduced market research and retail programs, and personnel costs. Specifically, market research and retail program expenses decreased $1.1 million, or 69.3% to $505,000 (as recast), compared to $1.6 million (as recast) for the year ended December 31, 2008. Personnel costs decreased by $411,000 or 11.3% to $3.2 million (as recast) for the year ended December 31, 2009 compared to $3.6 million (as recast) for the year ended December 31, 2008. As a percentage of revenue, sales and marketing expenses increased to 13.8% (as recast) for the year ended December 31, 2009 from 11.7% (as recast) for the year ended December 31, 2008.

Research and development.  Research and development expenses consist primarily of salaries and personnel-related costs, outside consulting, lab costs and travel-related costs of our product development group. The following table summarizes the year-over-year comparison of our research and development expenses for the periods indicated (dollars in thousands):

		Decrease	Percentage Change
Year	Annual Amount	from Prior Year	from Prior Year

2010	$1,525	$(425)	(21.8)%
2009	1,950	(484)	(19.9)%
2008	2,434	—	—

The decrease in research and development expenses in 2010 resulted primarily from a decline of product certification, research and prototyping related expenses, and personnel and consulting related expenses. Specifically, product certification, research and prototyping related expenses decreased by $206,000, or 78.9% to $55,000 for the year ended December 31, 2010, compared to $261,000 (as recast) for the year ended December 31, 2009. Personnel and consulting-related expenses decreased by $157,000, or 12.6% to $1.1 million for the year ended December 31, 2010, compared to $1.3 million (as recast) for the year ended December 31, 2009. As a percentage of revenue, research and development expenses decreased to 3.5% for the year ended December 31, 2010 from 4.0% (as recast) for the year ended December 31, 2009.

The decrease in research and development expenses in 2009 resulted primarily from a decline of personnel and product certification related expenses. Personnel related expenses decreased by $420,000, or 27.7% to $1.1 million (as recast) for the year ended December 31, 2009, compared to $1.5 million (as recast) for the year ended December 31, 2008. Product certification related expenses decreased by $77,000, or 26.4% to $214,000 (as recast) for the year ended December 31, 2009, compared to $291,000 (as recast) for the year ended December 31, 2008. As a percentage of revenue, research and development expenses increased to 4.0% (as recast) for the year ended December 31, 2009 from 3.5% (as recast) for the year ended December 31, 2008.

General and administrative.  General and administrative expenses consist primarily of salaries and other personnel-related expenses of our finance, human resources, information systems, corporate development and other administrative personnel, as well as facilities, legal and other professional fees, depreciation and amortization and related expenses. The following table summarizes the year-over-year comparison of our general and administrative expenses for the periods indicated (dollars in thousands):

		Decrease	Percentage Change
Year	Annual Amount	from Prior Year	from Prior Year

2010	$7,594	$(309)	(3.9)%
2009	7,903	(2,792)	(26.1)%
2008	10,695	—	—

The 2010 decrease in general and administrative expenses primarily result from decreases to personnel and consulting-related expenses. Specifically, personnel and consulting-related expenses decreased by $634,000, or 19.0% to $2.7 million for the year ended December 31, 2010, compared to $3.3 million (as recast) for the year ended December 31, 2009. Partially offsetting this decrease was an increase in non-cash equity compensation and shareholder services expense. Non-cash equity compensation and shareholder services expense increased by $217,000, or 16.2% to $1.6 million for the year ended December 31, 2010, compared to $1.4 million (as recast) for the year ended December 31, 2009 primarily as a result of an increase in non-cash equity awards granted during 2010. General and administrative expenses, as a percentage of revenue increased to 17.5% for the year ended December 31, 2010, from 16.1% (as recast) for the year ended December 31, 2009.

The 2009 decrease in general and administrative expenses primarily result from decreases to personnel-related expenses, legal expense, non-cash equity compensation, and franchise taxes. Specifically, personnel-related expenses decreased by $505,000, or 13.1% to $3.3 million (as recast) for the year ended December 31, 2009, compared to $3.8 million (as recast) for the year ended December 31, 2008. Legal expense decreased $1.0 million, or 73.7% to $374,000 (as recast) for the year ended December 31, 2009, compared to $1.4 million (as recast) for the year ended December 31, 2008 primarily as a result of the resolution of outstanding litigation matters during 2009. Non-cash equity compensation expense decreased by $753,000, or 36.5% to $1.3 million (as recast) for the year ended December 31, 2009, compared to $2.1 million (as recast) for the year ended December 31, 2008 primarily as a result of a reduction in non-cash equity awards granted during 2009 combined with an increase in the number of non-cash equity awards cancelled during 2009. Franchise taxes decreased by $195,000, or 59.0% to $135,000 (as recast) for the year ended December 31, 2009, compared to $330,000 (as recast) for the year ended December 31, 2008. General and administrative expenses, as a percentage of revenue increased to 16.1% (as recast) for the year ended December 31, 2009, from 15.3% (as recast) for the year ended December 31, 2008.

Interest income, net.  Interest income, net consists primarily of interest earned on our cash balances and short-term investments. The following table summarizes the year-over-year comparison of interest income, net for the periods indicated (dollars in thousands):

		Decrease	Percentage Change
Year	Annual Amount	from Prior Year	from Prior Year

2010	$171	$(64)	(27.2)%
2009	235	(698)	(74.8)%
2008	933	—	—

The 2010 decrease in interest income was primarily due the use of cash to fund acquisitions. The average yield on our cash and short-term investments at December 31, 2010 was less than 1%, consistent with the average yield in 2009. The 2009 decrease was primarily due to generally declining interest rates during 2009. At December 31, 2009, the average yield on our cash and short-term investments was less than 1%, compared to 2.2% at December 31, 2008.

Gain (loss) on disposal of assets and other income, net.  Gain (loss) on disposal of assets and other income, net consists of the net proceeds received from the disposal of assets, less the remaining net book value of the disposed assets and other income in connection with the collection of notes receivable that had been previously deferred in connection with the sale of the assets of our handheld software and hardware product lines. The following table summarizes the year-over-year comparison of gain on disposal of assets for the periods indicated (dollars in thousands):

		Increase/(Decrease)	Percentage Change
Year	Annual Amount	from Prior Year	from Prior Year

2010	$2,176	$1,670	330.0%
2009	506	(593)	(54.0)%
2008	1,099	—	—

The 2010 gain was due primarily to the reversal of valuation allowances against notes receivable from Mission and Cradlepoint. The note receivable from Mission was originally issued in connection with its purchase of the assets of our expansion and docking product line in April 2007 and subsequently repaid in full in April 2010, which resulted in the reversal of a valuation allowance and corresponding recognition of a gain of $1,700,000. The note receivable from Cradlepoint was originally issued in connection with its purchase of the assets of our handheld connectivity product line in February 2007. Subsequent to December 31, 2010, the note, which had an uncollected balance of $118,000 was paid in full. Since the note was deemed collectible, the related valuation allowance was reversed and the Company recognized the remaining $118,000 of gain related the transaction.

The 2009 gain on disposal of assets and other income, net was primarily due to other deferred income recorded in connection with the collections of notes receivable from Quickoffice and CradlePoint relating to our sales of the assets of our handheld software product line in 2004 and our hardware product line in 2007.

The 2008 gain on disposal of assets and other income, net was primarily due to our sales of a portfolio of 23 patents and patents pending relating to our foldable keyboard intellectual property, with a net book value of $334,000 for net proceeds of approximately $1.0 million, which resulted in a gain of approximately $656,000.

Litigation settlement income.  Litigation settlement consists of income/expenses incurred in connection with the settlement of litigation.

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

Income taxes.  As the result of the acquisitions of Adapt and Aerial7, we recorded a $1,002,000 tax benefit for the year ended December 31, 2010. The tax benefit relates to a deferred tax liability resulting from acquired intangible assets that are not expected to be deductible for income tax purposes. As our deferred tax assets, net of deferred tax liabilities, are fully valued at zero, the impact of recording this deferred tax liability resulted in a release of a portion of our deferred tax asset valuation allowance, and is recorded as income tax benefit for the year ended December 31, 2010.

During the year ended December 31, 2009, we filed Form 1139, Corporation Application for Tentative Refund, to claim a refund of alternative minimum taxes paid for the year ended December 31, 2005 pursuant to the Worker, Homeownership, and Business Assistance Act of 2009, passed on November 5, 2009. As a result, we recorded an income tax benefit of $234,000 for the year ended December 31, 2009.

Based on historical operating losses and projections for future taxable income, it is more likely than not that we will not fully realize the benefits of the net operating loss carryforwards. We have not, therefore, recorded a tax benefit from our net operating loss carryforwards for the years ended December 31, 2010, 2009 and 2008, which at December 31, 2010 was $156 million.

Operating Outlook

Due to increased competition, both from third parties and private-label brands offered by some of our retail customers, we have experienced a decline in demand for our products with our traditional customer base. We were successful throughout 2010, however, in increasing our customer base, primarily with the addition of Walmart, and increasing our overall product offering primarily through the acquisitions of Adapt and Aerial7. As a result, even though we continue to face increased competition from private-label brands offered by some of our retail customers, including most notably RadioShack, we expect 2011 revenue to be more than our 2010 revenue.

We continue to see increases in component costs from our primary Asian suppliers, partially offset by expected increased operating efficiency as a result of anticipated increases in revenue. As a result, we expect gross margins to remain the same or decline slightly in 2011 compared to 2010. We expect operating expenses to increase in 2011 compared to 2010, primarily as a result of increased operating expenses associated with the acquisitions of Adapt and Aerial7 and increased personnel and operational costs related to the anticipated growth of our business.

We anticipate increased research and development expenses in 2011 compared to 2010, primarily as a result of the continued development of our iGo Green technology, including expenses relating to the collaborative development of an integrated circuit with Texas Instruments based on our iGo Green technology. As a result of our planned research and development efforts, we expect to further expand our intellectual property position by filing for additional patents in various countries around the world. A portion of these costs are recorded as research and development expense as incurred, and a portion are capitalized and amortized as general and administrative expense. We may also incur additional legal and related expenses associated with the defense and enforcement of our intellectual property portfolio, which could increase our general and administrative expenses.

In addition to our line of power products, we have recently introduced a variety of new mobile electronics accessories both as a result of our internal design efforts and as a result of our acquisition of Adapt and Aerial7. We expect to continue to introduce additional mobile electronics accessory products in the future as we execute on our vision to attach our products and technology to every mobile electronic device. In order to continue to grow our business and enhance shareholder value, we believe it is necessary to continue to expand our product portfolio. Moving forward, we will continue to explore a number of initiatives designed to broaden our product portfolio within the mobile electronics accessories space. We currently plan that the initiatives will consist of internal product development, sourcing products from third-parties, joint marketing ventures, product bundling, licensing opportunities, and acquisitions of complementary and synergistic product families and companies. We also have initiatives to expand our distribution beyond consumer retail with the intent to sell products into the enterprise, government and education channels. All of these initiatives are designed to leverage the inherent strengths of our business, most notably, our strong balance sheet, our compelling portfolio of intellectual property, and our established brand and relationships with major retailers. As we continue to execute on this vision, we believe we can improve our ability to drive higher levels of revenue and earnings, which will ultimately have a positive impact on value creation for our shareholders.

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

Our primary use of cash has been to purchase short-term investments, fund acquisitions, and fund the accounts receivable and inventory needs of our business, which we expect to continue in 2011. Some of our new suppliers of protection and audio products have been unwilling to extend trade credit to us on the same terms and conditions as our power product suppliers have historically done. As a result, we are required to pay for purchases of inventory in advance of the related sale of these products, which has increased our use of cash to support the working capital required to effectively operate our business. Our primary sources of liquidity have been funds provided by the sale of intellectual property assets. We cannot assure you that this source will be available to us in the future.

We currently do not maintain a credit facility with a bank, however, we may need access to this source of financing at some point in the future. Capital markets in the United States and throughout the world remain volatile, which could impact our ability to obtain additional or alternative financing, including a credit facility with a bank.

The following table sets forth for the period presented certain consolidated cash flow information (in thousands):

	Year Ended December 31,
	2010	2009	2008
		As recast	As recast

Net cash provided by (used in) operating activities	$(3,582)	$2,392	$5,675
Net cash provided by (used in) investing activities	(6,214)	(8,225)	4,756
Net cash provided by financing activities	—	—	37
Foreign currency exchange impact on cash flow	(37)	(11)	(64)

Increase (decrease) in cash and cash equivalents	$(9,833)	$(5,844)	$10,404

Cash and cash equivalents at beginning of year	$19,775	$25,619	$15,215

Cash and cash equivalents at end of year	$9,942	$19,775	$25,619

•	Net cash provided by (used in) operating activities. Cash was used by operating activities for the year ended December 31, 2010 to fund the working capital needs of our business, including inventory purchases and growth in accounts receivable. We expect to continue to use cash in operating activities in 2011 to support the anticipated growth in our business. Our consolidated cash flow operating metrics are as follows:

	Year Ended December 31,
	2010	2009	2008
		As recast	As recast

Days outstanding in ending accounts receivable (“DSOs”)	73	38	63
Inventory turns	4	7	10

The increase in DSOs at December 31, 2010 compared to December 31, 2009 was primarily due to decreases in accounts receivable from Targus, which were collected in full in mid-2009. We expect DSOs will continue to increase in 2011 as a result of our planned expansion of direct sales to retailers and the associated anticipated timing of cash receipts from our customers. The decrease in inventory turns was primarily due to the decline in revenue from sales to Targus and RadioShack, for whom we hold no inventory. We expect inventory to grow during 2011, but we expect inventory turns to remain relatively consistent with 2010 inventory turns.

The decrease in DSOs at December 31, 2009 compared to December 31, 2008 was primarily due to the reductions in accounts receivable from Targus which were collected in full in mid-2009. The decrease in inventory turns was primarily due to the decline in revenue from sales to Targus and RadioShack, for whom we hold no inventory.

•	Net cash provided by (used in) investing activities. For the year ended December 31, 2010, net cash was used in investing activities as we used $4.2 million in cash to acquire Adapt and Aerial7, in addition to net purchases of $1.7 million in short-term investments and $280,000 in purchases of property plant and equipment. We may use cash to fund additional acquisitions in addition to anticipated future investments in capital equipment.

•	Net cash provided by financing activities. We had no financing activities in 2010 or 2009. Net cash provided by financing activities for the year ended December 31, 2008 was primarily from net proceeds from the exercise of stock options and warrants. Although we expect to generate cash flows from operations sufficient to support our operations, we may issue additional shares of stock in the future to generate cash for growth opportunities. Furthermore, in the future, we may use cash to repurchase outstanding shares of our common stock.

Investments.  At December 31, 2010, our investments in marketable securities included eight corporate bonds, eight United States Agency bonds, two commercial paper instruments issued by various companies, and one municipal mutual fund with a total fair value of approximately $14.5 million. At December 31, 2010, five of these securities had an unrealized loss, representing less than 1% of the book value of all marketable securities in the portfolio.

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

Contractual Obligations.  In our day-to-day business activities, we incur certain commitments to make future payments under contracts such as operating leases and purchase orders. Maturities under these contracts are set forth in the following table as of December 31, 2010 (dollars in thousands):

	Payment Due by Period
						More Than
	2011	2012	2013	2014	2015	5 Years

Operating lease obligations	$440	$444	$455	$76	$—	$—
Inventory Purchase obligations	10,420	—	—	—	—	—

Totals	$10,860	$444	$455	$76	$—	$—

Off-Balance Sheet Arrangements.  We have no off-balance sheet financing arrangements.

Acquisitions and dispositions.  In 2010 we acquired Adapt and Aerial7 to complement our product offerings and expand our revenue base. Our future strategy includes the possible acquisition of other businesses to continue to expand or complement our operations. The magnitude, timing and nature of any future acquisitions will depend on a number of factors, including the availability of suitable acquisition candidates, the negotiation of acceptable terms, our financial capabilities and general economic and business conditions. Financing of future acquisitions would result in the utilization of cash, incurrence of additional debt, issuance of additional equity securities or a combination of all of these. Our future strategy may also include the possible disposition of assets that are not considered integral to our business which would likely result in the generation of cash.

Net Operating Loss Carryforwards.  As of December 31, 2010, we had approximately $156 million of federal net operating loss carryforwards which expire at various dates. We anticipate that the sale of common stock in our initial public offering and in subsequent private offerings, as well as the issuance of our common stock for acquisitions, coupled with prior sales of common stock will cause an annual limitation on the use of our net operating loss carryforwards pursuant to the change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended. This limitation is expected to have a material effect on the timing of and our ability to use the net operating loss carryforwards in the future. Additionally, our ability to use the net operating loss carry-forwards is dependent upon our level of future profitability, which cannot be determined.

Liquidity Outlook.  Based on our projections, we believe that our existing cash, cash equivalents, short-term investments will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to obtain debt financing or sell additional equity securities. The sale of additional equity securities would result in more dilution to our stockholders. In addition, additional capital resources may not be available to us in amounts or on terms that are acceptable to us.

Recent Accounting Pronouncements

See Note 2(s) to our consolidated financial statements for a summary of recently issued accounting pronouncements.

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

See “Liquidity and Capital Resources” for further discussion of our capital structure. Market risk, calculated as the potential change in fair value of our cash equivalents and short-term investments resulting from a hypothetical 1.0% (100 basis point) change in interest rates, was not material at December 31, 2010.

Item 8.	Financial Statements and Supplementary Data

IGO, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
iGo, Inc.:

We have audited the accompanying consolidated balance sheets of iGo, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iGo, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, as of January 1, 2010, the Company adopted the provisions of Accounting Standards Update 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which changed the accounting and reporting for variable interest entities.

/s/ KPMG LLP

Phoenix, Arizona
March 11, 2011

IGO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
		As recast
	(In thousands,
	except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$9,942	$19,775
Short-term investments	14,532	12,777
Accounts receivable, net	8,620	5,109
Inventories	10,307	5,964
Prepaid expenses and other current assets	460	401

Total current assets	43,861	44,026
Property and equipment, net	654	835
Goodwill	1,905	—
Intangible assets, net	3,594	1,048
Notes receivable and other assets	159	268

Total assets	$50,173	$46,177

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$4,666	$3,557
Accrued expenses and other current liabilities	1,371	1,424
Deferred revenue	1,838	914

Total liabilities	7,875	5,895
Equity:
Common stock, $.01 par value; authorized 90,000,000 Shares; 32,893,892 and 32,411,531 shares issued and outstanding at December 31, 2010 and 2009, respectively	329	324
Additional paid-in capital	172,241	171,034
Accumulated deficit	(130,381)	(131,216)
Accumulated other comprehensive income	109	140

Total equity	42,298	40,282

Total liabilities and equity	$50,173	$46,177

See accompanying notes to consolidated financial statements.

IGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
		As recast	As recast
	(In thousands,
	except per share amounts)

Revenue	$43,357	$48,944	$69,906
Cost of revenue	28,947	33,776	50,877

Gross profit	14,410	15,168	19,029

Operating expenses:
Sales and marketing	7,805	6,753	8,198
Research and development	1,525	1,950	2,434
General and administrative	7,594	7,903	10,695

Total operating expenses	16,924	16,606	21,327

Loss from operations	(2,514)	(1,438)	(2,298)
Other income (expense):
Interest income, net	171	235	933
Gain on disposal of assets and other income, net	2,176	506	1,099
Litigation settlement income	—	—	672

Income (loss) before income tax	(167)	(697)	406
Income tax benefit	1,002	234	—

Net income (loss)	$835	$(463)	$406

Net income (loss) attributable to iGo, Inc. per share:
Basic	$0.03	$(0.01)	$0.01

Diluted	$0.02	$(0.01)	$0.01

Weighted average common shares outstanding:
Basic	32,770	32,310	31,786

Diluted	35,081	32,310	34,394

See accompanying notes to consolidated financial statements.

IGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

					Accumulated
			Additional		Other	Net
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
	(In thousands, except share amounts)

Balances at December 31, 2007 as recast	31,446,185	$314	$168,010	$(131,159)	$223	$37,388
Issuance of common stock for warrants exercised	27,647	—	28	—	—	28
Issuance of common stock for options exercised	10,785	—	9	—	—	9
Issuance of stock awards	439,566	5	(246)	—	—	(241)
Issuance of common stock for board compensation	—	—	32	—	—	32
Amortization of deferred compensation	—	—	2,030	—	—	2,030
Comprehensive income (loss):
Unrealized Loss on Available for Sale Investments	—	—	—	—	(3)	(3)
Foreign currency translation adjustment	—	—	—	—	(65)	(65)
Net income	—	—	—	406	—	406

Total comprehensive income						338
Balances at December 31, 2008 as recast	31,924,183	$319	$169,863	$(130,753)	$155	$39,584
Issuance of stock awards	487,348	5	(139)	—	—	(134)
Amortization of deferred compensation	—	—	1,310	—	—	1,310
Comprehensive income (loss):
Unrealized Loss on Available for Sale Investments	—	—	—	—	(4)	(4)
Foreign currency translation adjustment	—	—	—	—	(11)	(11)
Net loss	—	—	—	(463)	—	(463)

Total comprehensive loss						(478)
Balances at December 31, 2009 as recast	32,411,531	$324	$171,034	$(131,216)	$140	$40,282
Issuance of stock awards	482,361	5	(271)	—	—	(266)
Amortization of deferred compensation	—	—	1,478	—	—	1,478
Comprehensive income (loss):
Unrealized Gain on Available for Sale Investments	—	—	—	—	6	6
Foreign currency translation adjustment	—	—	—	—	(37)	(37)
Net income	—	—	—	835	—	835

Total comprehensive income						804
Balances at December 31, 2010	32,893,892	$329	$172,241	$(130,381)	$109	$42,298

See accompanying notes to consolidated financial statements.

IGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
		As recast	As recast
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$835	$(463)	$406
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provisions for doubtful accounts and sales returns and credits	360	547	611
Depreciation and amortization	1,573	1,443	1,495
Amortization of deferred compensation	1,478	1,310	2,030
Loss or (Gain) on disposal of assets	—	20	(656)
Deferred taxes	(1,002)	—	—
Compensation expense settled with stock	—	—	32
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,542)	6,355	3,942
Inventories	(4,022)	(2,366)	2,845
Prepaid expenses and other assets	(581)	142	740
Accounts payable	724	(3,203)	(4,713)
Accrued expenses and other current liabilities	595	(1,393)	(1.057)

Net cash (used in) provided by operating activities	(3,582)	2,392	5,675

Cash flows from investing activities:
Purchase of property and equipment	(280)	(477)	(303)
Purchase of investments	(17,078)	(13,427)	(8,812)
Sale of investments	15,329	5,611	12,871
Cash paid for acquisitions, net	(4,185)	—	—
Proceeds from sale of assets	—	68	1,000

Net cash (used in) provided by investing activities	(6,214)	(8,225)	4,756

Cash flows from financing activities:
Proceeds from exercise of warrants and options	—	—	37

Net cash provided by financing activities	—	—	37

Effects of exchange rates on cash and cash equivalents	(37)	(11)	(64)

Net (decrease) increase in cash and cash equivalents	(9,833)	(5,844)	10,404

Cash and cash equivalents, beginning of year	19,775	25,619	15,215

Cash and cash equivalents, end of year	$9,942	$19,775	$25,619

Supplemental disclosure of cash flow information:
Issuance of restricted stock units for deferred compensation to employees and board members during 2010, 2009 and 2008, respectively	$2,817	$88	$1,281

See accompanying notes to consolidated financial statements.

IGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

(1)	Nature of Business

iGo, Inc. and subsidiaries (collectively, “iGo” or the “Company”) was formed on May 4, 1995. iGo was originally formed as a limited liability corporation; however, in August 1996 the Company became a corporation incorporated in the State of Delaware.

iGo designs, develops, manufactures and distributes power products for mobile electronic devices, such as universal chargers and surge protectors that incorporate the Company’s iGo Green technology; protection products for mobile electronic devices, such as skins, cases and screen protectors; audio products for mobile electronic devices such as earbuds, headphones and speakers; and other mobile electronic accessory products. iGo distributes products in North America, Europe and Asia Pacific.

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

The Company believes its critical accounting policies, consisting of revenue recognition, inventory valuation, deferred tax asset valuation, and goodwill and long-lived asset valuation affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. These policies are discussed below.

(b)	Principles of Consolidation

The consolidated financial statements include the accounts of iGo, Inc. and its wholly-owned subsidiaries, Mobility California, Inc., Mobility Idaho, Inc., iGo EMEA Limited, Mobility Texas, Inc., iGo Direct Corporation, Adapt Mobile Limited (“Adapt”), and Aerial7 Industries, Inc. (“Aerial7”). All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

(c)	Revenue Recognition

The Company recognizes net revenue when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title and acceptance, if applicable, as well as fixed pricing and probable collectibility. Revenue from product sales is recognized upon shipment and transfer of ownership from the Company or contract manufacturer to the customer, unless the customer has full right of return, in which case revenue is deferred until either the product has sold through to the end user or a reasonable estimate of returns can be made. Allowances for sales returns and credits are provided for in the same period the related sales are recorded. Should the actual return or sales credit rates differ from the Company’s estimates, revisions to the estimated allowance for sales returns and credits may be required.

IGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008 — (Continued)

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
Years Ended December 31, 2010, 2009 and 2008 — (Continued)

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

(j)	Goodwill

Goodwill is the excess of the purchase price over the fair value of the net assets acquired. Goodwill is tested for impairment annually as of October 1, or more frequently if indications of impairment arise.

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

Basic income (loss) per share is computed by dividing income (loss) by the weighted-average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or contracts to issue common stock were exercised or converted to common stock or resulted in the issuance of common stock that then shared in the earnings or loss of the Company. For 2009, the assumed

IGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008 — (Continued)

exercise of outstanding stock options and warrants and the impact of restricted stock units have been excluded from the calculations of diluted net loss per share as their effect is anti-dilutive.

(n)	Share-based Compensation

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

The Company is engaged in the business of selling accessories for computers and mobile electronic devices and operates a single business segment.

(s)	Recently Issued Accounting Pronouncements

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

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures on transfers in and out of Level 1 and Level 2 fair value measurements and separate disclosures for activity relating to Level 3 fair value measurements. In addition, this guidance clarifies existing fair value disclosures for the level of disaggregation and the input and valuation techniques used to measure fair value. The new disclosures were effective for interim and annual reporting periods beginning after December 15, 2009. The Company has adopted this guidance and there has been no significant impact to the Company’s disclosures upon adoption.

In December 2009, the FASB issued ASU 2009-17, which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with Variable

IGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008 — (Continued)

Interest Entities (“VIE”) and any significant changes in risk exposure due to that involvement. ASU 2009-17 was effective for fiscal years beginning after November 15, 2009 and for interim periods within the first annual reporting period. As noted above, upon adoption of ASU 2009-17, effective January 1, 2010, the Company no longer met the conditions to be the primary beneficiary of Mission Technology Group, Inc. (“Mission”). As a result, the Company no longer consolidates the results of Mission.

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

(3)	Mission Deconsolidation

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

As a result, as of January 1, 2010, the Company no longer consolidates the results of Mission and has removed the results of Mission from the presentation of historical financial information in this filing. Accordingly, the consolidated balance sheets as of December 31, 2009, the consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years ended December 31, 2009 and 2008, have been recast to give effect to the removal of Mission from the accompanying consolidated financial statements.

Upon deconsolidation of Mission on January 1, 2010, the Company had recorded a valuation allowance of $1,714,000 against the then-remaining uncollected principal balance on the note receivable from Mission of $1,847,000. The Company recorded no value related to its 15% common equity interest. In February 2010, the Company received a principal payment of $147,000 from Mission, leaving a net uncollected balance against the note receivable of $1,700,000 at March 31, 2010. In April 2010, the Company entered into a transaction with Mission that resulted in complete collection of its note receivable and the sale of its 15% common equity interest. As the Company had previously recorded a valuation allowance of $1,714,000 against the promissory notes, the Company determined that as of March 31, 2010, based on the subsequent collection of $1,700,000 as payment-in-full against the note receivable, collectability was reasonably assured. Accordingly, the Company reversed its valuation allowance against the note receivable and recorded a gain of $1,714,000 in the first quarter of 2010, which gain is included in the accompanying Consolidated Statements of Operations under the caption “Gain on disposal of assets and other income, net”. The Company received cumulative proceeds of $3,930,000 million, plus interest, between April 2007 and April 2010 in connection with the sale of the docking and expansion business to Mission.

IGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008 — (Continued)

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

IGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008 — (Continued)

The following table presents the condensed consolidated statement of operations for the years ended December 31, 2009 and December 31, 2008, reflecting the deconsolidation of Mission, as recast (dollars in thousands).

	Year Ended December 31, 2009			Year Ended December 31, 2008
	As Reported	Adjustments	As Recast	As Reported	Adjustments	As Recast

Revenue	$55,420	$(6,476)	$48,944	$77,146	$(7,240)	$69,906
Cost of revenue	37,061	(3,285)	33,776	54,554	(3,677)	50,877

Gross profit	18,359	(3,191)	15,168	22,592	(3,563)	19,029

Operating expenses:
Sales and marketing	7,646	(893)	6,753	9,074	(876)	8,198
Research and development	3,007	(1,057)	1,950	3,548	(1,114)	2,434
General and administrative	8,999	(1,096)	7,903	11,887	(1,192)	10,695

Total operating expenses	19,652	(3,046)	16,606	24,509	(3,182)	21,327

Loss from operations	(1,293)	(145)	(1,438)	(1,917)	(381)	(2,298)
Other income (expense):
Interest income, net	127	108	235	773	160	933
Gain on disposal of assets and other income, net	667	(161)	506	1,179	(80)	1,099
Litigation settlement income	—	—	—	672	—	672

Income (loss) before income tax	(499)	(198)	(697)	707	(301)	406
Income tax benefit	234	—	234	—	—	—

Net income (loss)	(265)	(198)	(463)	707	(301)	406
Less: Net income attributable to non-controlling interest	(284)	284	—	(256)	256	—

Net income (loss) attributable to iGo, Inc.	$(549)	$86	$(463)	$451	$(45)	$406

IGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008 — (Continued)

The following table presents the condensed consolidated statement of cash flows for the years ended December 31, 2009 and December 31 2008, reflecting the deconsolidation of Mission, as recast (dollars in thousands).

	Year Ended December 31, 2009			Year Ended December 31, 2008
	As Reported	Adjustments	As Recast	As Reported	Adjustments	As Recast

Cash flows from operating activities:
Net income (loss)	$(265)	$(198)	$(463)	$707	$(301)	$406
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provisions for doubtful accounts and sales returns and credits	547	—	547	611	—	611
Depreciation and amortization	1,524	(81)	1,443	1,563	(68)	1,495
Amortization of deferred compensation	1,310	—	1,310	2,030	—	2,030
Loss or (Gain) on disposal of assets	20	—	20	(656)	—	(656)
Compensation expense settled with stock	—	—	—	32	—	32
Changes in operating assets and liabilities:
Accounts receivable	6,315	40	6,355	3,759	183	3,942
Inventories	(2,259)	(107)	(2,366)	3,053	(208)	2,845
Prepaid expenses and other assets	(425)	567	142	96	644	740
Accounts payable	(3,206)	3	(3,203)	(4,620)	(93)	(4,713)
Accrued expenses and other current liabilities	(1,326)	(67)	(1,393)	(1,033)	(24)	(1,057)

Net cash provided by operating activities	2,235	157	2,392	5,542	133	5,675

Cash flows from investing activities:
Purchase of property and equipment	(524)	47	(477)	(342)	39	(303)
Purchase of investments	(13,427)	—	(13,427)	(8,812)	—	(8,812)
Sale of investments	5,611	—	5,611	12,871	—	12,871
Proceeds from sale of assets	68	—	68	1,000	—	1,000

Net cash (used in) provided by investing activities	(8,272)	47	(8,225)	4,717	39	4,756

Cash flows from financing activities:
Proceeds from exercise of warrants and options	—	—	—	37	—	37

Net cash provided by (used in) financing activities	—	—	—	37	—	37

Effects of exchange rates on cash and cash equivalents	(11)	—	(11)	(65)	1	(64)

Net (decrease) increase in cash and cash equivalents	(6,048)	204	(5,844)	10,231	173	10,404

Cash and cash equivalents, beginning of year	26,139	(520)	25,619	15,908	(693)	15,215

Cash and cash equivalents, end of year	$20,091	$(316)	$19,775	$26,139	$(520)	$25,619

IGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008 — (Continued)

(4)	Acquisitions

(a)	Adapt

On August 6, 2010, the Company acquired for cash all of the outstanding stock of Adapt, a company headquartered in London, England. The purchase price for the Adapt common stock was $900,000. As part of the acquisition, the Company entered into three year employment agreements with the three founders and key employees of Adapt. Each of these three key employees received grants of 200,000 restricted stock units (“RSUs”) that will vest 33% on each of August 6, 2011 and August 6, 2012, and 34% on August 6, 2013.

Adapt markets of a broad range of accessories for mobile electronic devices, including mini-projectors (also known as pico projectors) that attach to mobile electronic devices for displaying video, as well as a variety of skins, cases, chargers and screen protectors. The acquisition expands the Company’s European sales presence and increases its product offerings for fast-growing categories within the mobile electronics accessories space.

The acquisition has been accounted for using the acquisition method of accounting. Accordingly, the total consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Fair values were determined by Company management based on information available at the date of acquisition. The results of operations of Adapt were included in the Company’s consolidated financial statements from the date of acquisition, and were not material to the Company’s reported results.

The preliminary allocation of total consideration to the assets acquired and liabilities assumed based on the estimated fair value of Adapt was as follows (dollars in thousands):

		Estimated Life

Tangible assets acquired	$277
Intangible assets acquired
Customer relationships	720	5 years
Non-compete agreements	80	3 years
Trade name	40	3 years
Goodwill	183	Indefinite

	1,300
Liabilities assumed	(173)
Deferred tax liability, net	(227)

Total consideration	$900

Customer relationships relates to Adapt’s existing customer base, valued based on projected discounted cash flows generated from customers in place. The employment agreements with the three founders of Adapt contain non-compete provisions to protect the Company. The non-compete agreements were valued based on the assumption that absent the agreements, Adapt’s business enterprise value would be decreased. Trade name relates to the Adapt trade name. The value of the trade name was estimated by capitalizing the estimated profits saved as a result of acquiring or licensing the asset. The intangible assets acquired are amortized on a straight-line basis over their estimated useful lives. The goodwill associated with the acquisition is not subject to amortization and is not expected to be deductible for income tax purposes. The deferred tax liability relates to the acquired intangible assets which are also not expected to be deductible for income tax purposes. As the deferred tax assets of the Company, net of its deferred tax liabilities are fully valued at zero, the impact of recording this deferred tax liability resulted in a release of a portion of the Company’s deferred tax asset valuation allowance, and is recorded as income tax benefit for the year ended December 31, 2010.

IGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008 — (Continued)

The results of Adapt, as well as, the impact of the acquisition of Adapt are not considered material to the Company’s consolidated financial statements.

(b)	Aerial7

On October 7, 2010, the Company acquired Aerial7, a designer and marketer of innovative headphones for mobile electronic devices and professional audio equipment.

Pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”) dated October 7, 2010 by and among the Company, Mobility Assets, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), Aerial7 and the agent for Aerial7’s shareholders, Merger Sub was merged with and into Aerial7 and, as a result, Aerial7 continues as the surviving corporation and is a wholly owned subsidiary of the Company. The Company acquired all outstanding shares of Aerial7 stock in exchange for aggregate consideration of $3,340,000 (the “Merger Consideration”). The Merger Consideration was subject to adjustment based on the working capital position of Aerial7 on the closing date of October 7, 2010, which remains unresolved. Any adjustment to the Merger Consideration based on the working capital position of Aerial7 will be paid solely from an escrow fund consisting of $250,000 of the Merger Consideration, which was withheld at closing.

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

The acquisition of Aerial7 expands the Company’s line of accessories for portable computers, tablets, smartphones and other portable media devices. Aerial7 headphones combine acoustic technology with fashionable design. Aerial7 offers a wide range of styles and features that turn headphones from just a functional accessory to a fashion statement that allows consumers to express their unique and personal style. Aerial7’s headphones are sold through fashion, action sports and professional audio retailers. Aerial7 also uses an international distribution network to sell its products in more than 50 countries, which accounts for approximately 60% of Aerial7’s historical sales.

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
Years Ended December 31, 2010, 2009 and 2008 — (Continued)

The preliminary allocation of total consideration to the assets acquired and liabilities assumed based on the estimated fair value of Aerial7 was as follows (dollars in thousands):

		Estimated Life

Tangible assets acquired	$462
Intangible assets acquired
Customer relationships	830	5 years
Non-compete agreements	90	3 years
Trade name	170	3 years
Proprietary processes	850	5 years
In process research and development	220	Indefinite
Goodwill	1,722	Indefinite

	4,344
Liabilities assumed	(229)
Deferred tax liability, net	(775)

Total consideration	$3,340

Customer relationships relates to Aerial7’s existing customer base, valued based on projected discounted cash flows generated from customers in place. The employment agreements with the three founders of Aerial7 contain non-compete provisions to protect the Company. The non-compete agreements were valued based on the assumption that absent the agreements, the Aerial7’s business enterprise value would be decreased. Trade name relates to the Aerial7 trade name. The value of the trade name was estimated by capitalizing the estimated profits saved as a result of acquiring or licensing the asset. The proprietary processes and in process research and development were valued utilizing the excess earnings method of estimated future discounted cash flows. The amortizable intangible assets acquired are amortized on a straight-line basis over their estimated useful lives. The Company periodically evaluates the recoverability of the non-amortizable intangible asset and takes into account events or circumstances that indicate that an impairment exists. The goodwill associated with the acquisition is not subject to amortization and is not expected to be deductible for income tax purposes. The deferred tax liability relates to the acquired intangible assets which are also not expected to be deductible for income tax purposes. As the deferred tax assets of the Company, net of its deferred tax liabilities are fully valued at zero, the impact of recording this deferred tax liability resulted in a release of a portion of the Company’s deferred tax asset valuation allowance, and is recorded as income tax benefit for the year ended December 31, 2010.

The consolidated financial statements as of December 31, 2010 include the accounts of Aerial7 and results of operations since the dates of acquisition. The following summary, prepared on a pro forma basis, presents the results of operations as if the acquisition had occurred on January 1, 2010 (unaudited dollars in thousands, except per share data).

Year Ended
December 31, 2010

Net revenue	$44,676
Net loss	$(577)
Net loss per share — basic and diluted	$(0.02)

The pro forma results are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of 2010 or as a projection of future results.

IGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008 — (Continued)

(5)	Fair Value Measurement

As of December 31, 2010, the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis are comprised of overnight money market funds and investments in marketable securities.

The Company invests excess cash from its operating cash accounts in overnight money market funds and reflects these amounts within cash and cash equivalents on the consolidated balance sheet at a net value of 1:1 for each dollar invested.

At December 31, 2010, investments totaling $14,532,000 are included within short-term investments on the consolidated balance sheet. These investments are considered available-for-sale securities and are reported at fair value based on third-party broker statements which represents level 2 in the fair value hierarchy. The unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income. Realized gains and losses are included in interest income, net.

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

The Company used net cash of $17,078,000 in the purchase of available-for-sale marketable securities during the year ended December 31, 2010, and it generated net proceeds of $15,329,000 in the sale of such securities for the year ended December 31, 2010. The Company used net cash of $13,427,000 in the purchase of available-for-sale marketable securities during the year ended December 31, 2009 and generated net proceeds of $5,611,000 in the sale of securities for the year ended December 31, 2009.

As of December 31, 2010 and 2009, the amortized cost basis, unrealized holding gains, unrealized holding losses, and aggregate fair value by short-term major security type investments were as follows (dollars in thousands):

	December 31, 2010			December 31, 2009
		Net			Net
		Unrealized			Unrealized
		Holding			Holding
	Amortized	Gains	Aggregate	Amortized	Gains	Aggregate
	Cost	(Losses)	Fair Value	Cost	(Losses)	Fair Value

U.S. corporate securities:
Commercial paper	$1,100	$—	$1,100	$3,495	$—	$3,495
Corporate notes and bonds	4,519	4	4,523	3,278	—	3,278

	5,619	4	5,623	6,773	—	6,773

U.S. municipal funds	2,071	3	2,074	5,000	4	5,004
U.S. government securities	6,833	2	6,835	1,001	(1)	1,000

	$14,523	$9	$14,532	$12,774	$3	$12,777

IGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008 — (Continued)

(7)	Goodwill

Goodwill is as follows (dollars in thousands):

Reported balance at December 31, 2009	$—
Acquisition of Adapt	183
Acquisition of Aerial7	1,722

Reported balance at December 31, 2010	$1,905

(8)	Property and Equipment

Property and equipment consists of the following (dollars in thousands):

	December 31,
	2010	2009
		As recast

Furniture and fixtures	$421	$421
Store, warehouse and related equipment	500	500
Computer equipment	3,100	3,061
Tooling	2,514	2,236
Leasehold improvements	546	535

	7,081	6,753
Less accumulated depreciation and amortization	(6,427)	(5,918)

Property and equipment, net	$654	$835

Aggregate depreciation and amortization expense for property and equipment totaled $510,000, $612,000 (as recast) and $680,000 (as recast) for the years ended December 31, 2010, 2009 and 2008, respectively.

IGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008 — (Continued)

(9)	Intangible Assets

Intangible assets consist of the following at December 31, 2010 and 2009 (dollars in thousands):

		December 31, 2010			December 31, 2009
	Average	Gross		Net	Gross		Net
	Life	Intangible	Accumulated	Intangible	Intangible	Accumulated	Intangible
	(Years)	Assets	Amortization	Assets	Assets	Amortization	Assets
					As recast	As recast	As recast

Amortized intangible assets:
Patents and trademarks	3	$4,576	$(3,885)	$691	$3,967	$(3,052)	$915
Non-compete agreements	3	170	(19)	151	—	—	—
Trade names	8	652	(375)	277	442	(309)	133
Customer intangibles	5	1,550	(102)	1,448	—	—	—
Proprietary process	5	850	(43)	807	—	—	—

Total amortizable		7,798	(4,424)	3,374	4,409	(3,361)	1,048
Non-amortized intangible assets:
In process research and development		220	—	220	—	—	—

Total intangible assets		$8,018	$(4,424)	$3,594	$4,409	$(3,361)	$1,048

In December 2008, the Company sold a portfolio of patents and patents pending related to its foldable keyboard technology for gross proceeds of $1,000,000. The net book value of this portfolio of patents was $344,000, resulting in a gain on the sale of these assets of $656,000. The Company continues to maintain all of its patents and patents pending related to its power and other technologies.

Aggregate amortization expense for identifiable intangible assets totaled $1,063,000, $830,000 (as recast) and $815,000 (as recast) for the years ended December 31, 2010, 2009 and 2008, respectively. Estimated amortization expense for each of the five succeeding years ended December 31 is as follows (dollars in thousands):

Amortization
Year	Expense

2011	$1,255
2012	773
2013	656
2014	484
2015	205

(10)	Lease Commitments

The Company has entered into various non-cancelable operating lease agreements for its office facilities and office equipment, which expire in 2014. Existing facility leases require monthly rents plus payment of property taxes, normal maintenance and insurance on facilities. Rental expense for the operating leases was $445,000, $460,000 (as recast) and $594,000 (as recast) during the years ended 2010, 2009, and 2008, respectively.

IGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008 — (Continued)

A summary of the minimum future lease payments for the years ending December 31 follows (dollars in thousands):

2011	$440
2012	444
2013	455
2014	76
2015	—
Thereafter	—

$1,415

(11)	Income Taxes

The provision for income taxes includes income taxes currently payable and those deferred due to temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. As a result of the Aerial7 and Adapt acquisitions, the Company was able to release valuation allowance of $1,002,000, resulting in an income tax benefit for the year ended December 31, 2010. During the year ended December 31, 2009, the Company filed Form 1139, Corporation Application for Tentative Refund, to claim a refund of alternative minimum taxes paid for the year ended December 31, 2005 pursuant to the Worker, Homeownership, and Business Assistance Act of 2009, passed on November 5, 2009. As a result, the Company recorded an income tax benefit of $234,000 for the year ended December 31, 2009. The Company recorded no provision for income taxes for the year ended December 31, 2008.

The provision for income taxes differed from the amounts computed by applying the statutory U.S. federal income tax rate of 34% in 2010, 2009 and 2008 to income (loss) before income taxes as a result of the following:

	Years Ended December 31,
	2010	2009	2008
		As recast	As recast

Expected tax at federal statutory rate	$(57)	$(238)	$138
Meals, entertainment and other non-deductible expenses	(8)	16	15
Foreign rate differential	487	371	50
Gain on sale of assets of Texas subsidiary	—	36	(16)
Expired stock options	—	144	—
Change of net operating loss as a result of Section 382 Study	—	—	(19,670)
Change in deferred tax valuation allowance	(1,424)	(563)	19,483

Income tax (benefit)	$(1,002)	$(234)	$—

With the exception of 2005, 2006, 2009 and 2010, the Company has generated net operating losses for income tax reporting purposes since inception. At December 31, 2010, the Company had net operating loss carry-forwards for federal income tax purposes of approximately $156,445,000 and approximately $5,179,000 for foreign income tax purposes which, subject to possible annual limitations, are available to offset future taxable income, if any. The federal net operating loss carry-forwards expire between 2018 and 2028.

IGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008 — (Continued)

The temporary differences that give rise to deferred tax assets and liabilities at December 31, 2010 and 2009 are as follows (dollars in thousands):

	December 31,
	2010	2009

Deferred tax assets:
Net operating loss carryforward for federal income taxes	$53,191	$53,337
Net operating loss carryforward for foreign income taxes	1,398	2,700
Net operating loss carryforward for state income taxes	2,638	2,767
Depreciation and amortization	186	1,141
Accrued liabilities	696	1,358
Reserves	178	182
Bad debts	47	49
Tax credits	372	372
Inventory obsolescence	614	536

Total gross deferred tax assets	59,320	62,442

Deferred tax liabilities:
Intangible Assets	—	—
Acquisitions	—	—

Total gross deferred tax liabilities	—	—

Net deferred tax assets	59,320	62,442
Less valuation allowance	(59,320)	(62,442)

Net deferred tax assets	$—	$—

The valuation allowance for deferred tax assets as of December 31, 2010 and 2009 was $59,320,000 and $62,442,000, respectively. The change in the total valuation allowance for the year ended December 31, 2010 was a decrease of $3,122,000.

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

Uncertain Tax Positions

The Company is required to recognize in the financial statements the impact of a tax position, if that position is not more likely than not of being sustained upon examination, based on the technical merits of the position. It is the Company’s policy to recognize interest and penalties related to uncertain tax positions in general and administrative

IGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008 — (Continued)

expense. As a result of its historical net operating losses, the statute of limitations remains open for each tax year since 1998, with the exception of 2005 and 2006.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (dollars in thousands):

	December 31,	December 31,
	2010	2009

Gross unrecognized tax benefits, beginning of year	$350	$356
Additions based on tax positions related to the current year	7	21
Additions/Subtractions for tax positions of prior years	(29)	(27)
Reductions for settlements and payments	—	—
Reductions due to statute expiration	—	—

Gross unrecognized tax benefits, end of year	$328	$350

Included in the balance of gross unrecognized tax benefits at December 31, 2010, are $35,000 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would normally accelerate the payment of cash to the taxing authority to an earlier period. However, because the Company has significant tax net operating losses in the federal and most state taxing jurisdictions, the Company believes any ultimate settlement of these items differently than as reported in the original tax returns will have little or no impact.

Included in the balance of gross unrecognized tax benefits at December 31, 2010 is $248,000 of tax positions for which ultimate tax benefit is uncertain. These amounts consist of various credits. Because of the permanent nature of these items the disallowance would normally impact the effective tax rate.

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

(12)	Stockholders’ Equity

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
Years Ended December 31, 2010, 2009 and 2008 — (Continued)

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

At December 31, 2010, there were warrants outstanding and exercisable for 5,000 shares of common stock.

(13)	Employee Benefit Plans

(a)	Retirement Plan

The Company has a defined contribution 401(k) plan for all employees. Under the 401(k) plan, employees are permitted to make contributions to the plan in accordance with IRS regulations. The Company may make discretionary contributions as approved by the Board of Directors. The Company contributed $160,000, $169,000 (as recast) and $176,000 (as recast) during 2010, 2009 and 2008, respectively.

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

Under the 2004 Directors Plan and the 2004 Omnibus Plan, the Company has awarded Restricted Stock Units (“RSUs”), in lieu of stock options. Unearned compensation is measured at fair market value on the date of grant and recognized as compensation expense over the period in which the RSUs vest. All RSUs awarded to employees under the 2004 Omnibus Plan vest ratably over three or four years, depending on the terms of each individual award or, on a pro rata basis, upon the employee’s death, disability or termination without cause or, in full, upon a change in control of the Company. RSUs awarded to board members upon their election or re-election to the board under the 2004 Directors Plan vest 100% upon the three-year anniversary of the grant date. RSUs awarded to board members upon their election or re-election to the board under the 2004 Omnibus Plan vest ratably over three years. RSUs awarded to board members upon their appointment as board chairman or to a board committee vest 100% upon the anniversary of the grant date. All RSUs awarded to board members may vest earlier, on a pro rata basis, upon the director’s death, disability, or retirement or, in full, upon a change in control of the Company.

On June 11, 2007, pursuant to the terms of the employment agreement dated May 1, 2007 by and between the Company and Michael D. Heil, Mr. Heil was awarded 1,000,000 restricted stock units outside of the Company’s 2004 Directors Plan and 2004 Omnibus Plan as an inducement award without stockholder approval pursuant to NASDAQ Marketplace Rule 5635(c)(4). Pursuant to the terms of Mr. Heil’s agreement, 500,000 of the restricted stock units vested in increments of 125,000 shares per year effective on June 11, 2008, June 11, 2009 and June 11, 2010, with the final 125,000 restricted stock units scheduled to vest on June 11, 2011. On March 19, 2008, the vesting terms for the remaining 500,000 restricted stock units granted to Mr. Heil were amended to provide time-based vesting, pursuant to which 125,000 shares vested on each of March 19, 2009 and March 19, 2010, and 125,000 shares scheduled to vest on each of March 19, 2011 and March 19, 2012. All RSUs granted to Mr. Heil may

IGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008 — (Continued)

vest earlier, in full, upon a change in control of the Company or, on a pro rata basis, upon Mr. Heil’s death, disability or termination without cause.

On August 6, 2010, in connection with the Company’s acquisition of Adapt, the Company entered into three year employment agreements with the three founders and key employees of Adapt. Each of these three key employees received grants of 200,000 restricted stock units RSUs that are scheduled to vest 33% on each of August 6, 2011 and August 6, 2012, and 34% on August 6, 2013. All RSUs granted to the key employees of Adapt may vest earlier, in full, upon a change in control of the Company or, on a pro rata basis, upon their death, disability or termination without cause.

On October 7, 2010, in connection with the Company’s acquisition of Aerial7, the Company entered into three year employment agreements with the three founders and key employees of Aerial7. Each of these three key employees received grants of 150,000 RSUs that are scheduled to vest in equal annual installments of 50,000 RSUs on each of October 7, 2011, October 7, 2012 and October 7, 2013. All RSUs granted to the key employees of Aerial7 may vest earlier, in full, upon a change in control of the Company or, on a pro rata basis, upon their death, disability or termination without cause.

The following table summarizes information regarding restricted stock unit activity for the years ended December 31, 2008, 2009 and 2010, respectively:

	2004 Directors Plan		2004 Omnibus Plan		Inducement Grants
		Weighted		Weighted		Weighted
		Average		Average		Average
		Value per		Value per		Value per
	Number	Share	Number	Share	Number	Share

Outstanding, January 1, 2008	194,667	4.64	1,168,614	4.90	1,000,000	2.13
Granted	58,165	1.26	949,500	1.27	—	—
Canceled	(48,875)	5.69	(116,955)	3.08	—	—
Released to common stock	(74,125)	5.53	(279,441)	5.60	(125,000)	2.13
Released for settlement of taxes	—	—	(126,666)	5.54	—	—

Outstanding, December 31, 2008	129,832	2.22	1,595,052	2.70	875,000	2.13
Granted	31,500	0.71	110,250	0.59	—	—
Canceled	(37,000)	2.53	(496,787)	2.38	—	—
Released to common stock	(29,833)	1.24	(285,515)	2.72	(172,000)	2.13
Released for settlement of taxes	—	—	(132,806)	2.75	(78,000)	2.13

Outstanding, December 31, 2009	94,499	$1.90	790,194	$2.60	625,000	$2.13
Granted	58,194	1.54	426,806	1.90	1,050,000	1.83
Canceled	—	—	(70,093)	2.24	—	—
Released to common stock	(80,417)	2.07	(230,756)	3.27	(171,188)	2.13
Released for settlement of taxes	—	—	(107,922)	3.85	(78,812)	2.13

Outstanding, December 31, 2010	72,276	$1.42	808,229	$1.90	1,425,000	$1.91

For the years ended December 31, 2010, 2009 and 2008, the Company recorded in general and administrative expense pre-tax charges of $1,478,000, $1,310,000 and $2,062,000 associated with the expensing of restricted stock unit activity.

As of December 31, 2010, there was $8,853,000 of total unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted average period of two years.

IGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008 — (Continued)

As of December 31, 2010, all outstanding restricted stock units were non-vested.

(b)	Stock Options

In 1996, the Company adopted the Incentive Stock Option Plan (the “1996 Plan”). The 1996 Plan terminated on April 30, 2008. The options under the 1996 Plan, the CES Options, and the 2004 Omnibus Plan were granted at the fair market value of the Company’s stock at the date of grant as determined by the Company’s Board of Directors. Options become exercisable over varying periods up to 3.5 years and expire at the earlier of termination of employment or up to six years after the date of grant. At December 31, 2010, there were no shares available for grant under the 1996 Plan and 2004 Director Plan and 500,359 shares available under the 2004 Omnibus Plan.

The Company did not grant any stock options during the years ended December 31, 2010, 2009 or 2008. The following table summarizes information regarding stock option activity for the years ended December 31, 2008, 2009 and 2010:

		Weighted Average
	Number	Exercise Price per Share

Outstanding, January 1, 2008	396,175	$6.26
Granted	—	—
Canceled	(38,093)	3.08
Exercised	(10,785)	0.84

Outstanding, December 31, 2008	347,297	6.77
Granted	—	—
Canceled	(307,297)	6.67
Exercised	—	—
Outstanding, December 31, 2009	40,000	7.59

Granted	—	—
Canceled	(40,000)	7.59
Exercised	—	—

Outstanding, December 31, 2010	—	$—

Cash received from option exercises during the year ended December 31, 2008 totaled $9,000.

IGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008 — (Continued)

(14)	Net Income (Loss) per Share

The computation of basic and diluted net income (loss) per share (EPS) follows (in thousands, except per share amounts):

	Years Ended December 31,
	2010	2009	2008
		As recast	As recast

Basic net income (loss) per share computation:
Numerator:
Net income (loss)	$835	$(463)	$406

Denominator:
Weighted average number of common shares outstanding	32,770	32,310	31,786

Basic net income (loss) per share	$0.03	$(0.01)	$0.01
Diluted net income (loss) per share computation:
Numerator:
Net income (loss)	$835	$(463)	$406

Denominator:
Weighted average number of common shares outstanding	32,770	32,310	31,786
Effect of dilutive stock options, warrants, and restricted stock units	2,311	—	2,608

	35,081	32,310	34,394

Diluted net income (loss) per share	$0.02	$(0.01)	$0.01
Stock options not included in dilutive net income (loss) per share since anti-dilutive	—	—	292
Warrants not included in dilutive net income (loss) per share since anti-dilutive	5	600	600

(15)	Product Lines, Concentration of Credit Risk and Significant Customers

The Company is engaged in the business of selling accessories for computers and mobile electronic devices. The Company has four product lines, consisting of Power, Protection, Audio, and Other Accessories. The Company’s chief operating decision maker (“CODM”) continues to evaluate revenues and gross profits based on product lines, routes to market and geographies.

IGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008 — (Continued)

The following tables summarize the Company’s revenues by product line, as well as its revenues by geography and the percentages of revenue by route to market (dollars in thousands):

	Revenue by Product Line
	Years Ended December 31,
	2010	2009	2008
		As recast	As recast

Power	$40,933	$48,277	$69,217
Protection	252	—	—
Audio	640	—	—
Other Accessories	1,532	667	689

Total revenues	$43,357	$48,944	$69,906

	Revenue by Geography
	Years Ended December 31,
	2010	2009	2008
		As recast	As recast

North America	$35,004	$43,325	$66,674
Europe	6,219	4,556	2,141
Asia Pacific	2,134	1,063	1,091

	$43,357	$48,944	$69,906

	% of Revenue by
	Route to Market
	Years Ended
	December 31,
	2010	2009	2008
		As recast	As recast

Retailers and distributors	88%	67%	50%
OEM and private-label-resellers	8%	31%	48%
Other	4%	2%	2%

	100%	100%	100%

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

Two customers accounted for 34% and 17% of net sales for the year ended December 31, 2010. Two customers accounted for 43% and 24% of net sales (as recast) for the year ended December 31, 2009. Two customers accounted for 46% and 37% of net sales (as recast) for the year ended December 31, 2008.

Two customers’ accounts receivable balance accounted for 28% and 16% of net accounts receivable at December 31, 2010. Two customer’s accounts receivable balances accounted for 40% and 10% of net accounts receivable (as recast) at December 31, 2009.

IGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008 — (Continued)

Allowance for doubtful accounts was $131,000 and $130,000 (as recast) at December 31, 2010 and December 31, 2009, respectively. Allowance for sales returns and price protection was $419,000 and $442,000 (as recast) at December 31, 2010 and December 31, 2009, respectively.

(16)	Litigation Settlement

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

(17)	Contingencies

The Company procures its products primarily from supply sources based in Asia. Typically, the Company places purchase orders for completed products and takes ownership of the finished inventory upon completion and delivery from its supplier. Occasionally, the Company presents its suppliers with ‘Letters of Authorization’ for the suppliers to procure long-lead raw components to be used in the manufacture of the Company’s products. These Letters of Authorization indicate the Company’s commitment to utilize the long-lead raw components in production. As of June 30, 2007, based on a change in strategic direction, the Company determined it would not procure certain products for which it had outstanding Letters of Authorization with suppliers. The Company believes it is probable that it will be required to pay suppliers for certain Letter of Authorization commitments and has already partially settled some of these obligations. At December 31, 2009, the Company had estimated and accrued a liability for this contingency in the amount of $150,000. At December 31, 2010, the Company had estimated, and recorded, a remaining liability for this contingency in the amount of $160,000.

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
Years Ended December 31, 2010, 2009 and 2008 — (Continued)

(18)	Supplemental Financial Information

A summary of additions and deductions related to the allowances for accounts receivable for the years ended December 31, 2010, 2009 and 2008 follows (dollars in thousands):

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Year	Expenses	Utilization	Year

Allowance for doubtful accounts:
Year ended December 31, 2010	$130	$1	$—	$131

Year ended December 31, 2009	$570	$125	$(565)	$130

Year ended December 31, 2008	$597	$47	$(74)	$570

Allowance for sales returns and price protection:
Year ended December 31, 2010	$442	$979	$(1,002)	$419

Year ended December 31, 2009	$246	$695	$(499)	$442

Year ended December 31, 2008	$474	$564	$(792)	$246

IGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008 — (Continued)

(19)	Quarterly Financial Data (Unaudited)

A summary of the quarterly data for the years ended December 31, 2010 and 2009 follows (dollars in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year ended December 31, 2010:
Net revenue	$8,169	$9,748	$12,220	$13,220

Gross profit	$2,652	$3,312	$4,039	$4,407

Operating expenses	$(3,727)	$(3,809)	$(4,368)	$(5,020)

Income tax benefit	$—	$—	$235	$767

Net income (loss)	$768	$(400)	$51	$416

Net income (loss) per share:
Basic	$0.02	$(0.01)	$0.00	$0.01

Diluted	$0.02	$(0.01)	$0.00	$0.01

Year ended December 31, 2009 (As recast):
Net revenue	$13,413	$13,618	$11,994	$9,919

Gross profit	$3,897	$3,899	$4,124	$3,248

Operating expenses	$(5,250)	$(3,835)	$(3,953)	$(3,568)

Income tax benefit	$—	$—	$—	$234

Net Income (loss)	$(1,052)	$162	$318	$109

Net income (loss) per share:
Basic	$(0.03)	$0.01	$0.01	$0.00

Diluted	$(0.03)	$0.00	$0.01	$0.00

Fourth quarter 2010 results included the recognition of $1,646,000 of deferred revenues and $786,000 of related deferred cost of revenues, resulting from the Company’s ability to make a reasonable estimate of customer returns.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Based on their evaluation as of December 31, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective as of the end of the period covered by this report to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment of those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010.

This Management’s report is not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, unless we specifically state in future filing that such report is to be considered filed.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information required by this Item 10 is incorporated by reference to our definitive proxy statement for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days following year end.

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

The information required by this Item 11 is incorporated by reference to our definitive proxy statement for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days following year end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our definitive proxy statement for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days following year end.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our definitive proxy statement for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days following year end.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to our definitive proxy statement for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days following year end.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) (2) Financial Statements.

See the Index to Consolidated Financial Statements in Part II, Item 8. All financial statement schedules have been omitted because they are not applicable, or because the required information is either incorporated by reference or included in the consolidated financial statements or notes thereto included in this Form 10-K.

(3) Exhibits.

The Exhibit Index and required Exhibits immediately following the Signatures to this Form 10-K are filed as part of, or hereby incorporated by reference into, this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 11, 2011.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 11, 2011.

Signatures	Title

/s/ Michael D. Heil Michael D. Heil	President, Chief Executive Officer and Member of the Board (Principal Executive Officer)

/s/ Darryl S. Baker Darryl S. Baker	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Michael J. Larson Michael J. Larson	Director and Chairman of the Board

/s/ Peter L. Ax Peter L. Ax	Director

/s/ Frederic Welts Frederic Welts	Director

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger dated October 7, 2010 by and among iGo, Inc., Mobility Assets, Inc., Aerial7 Industries, Inc. and Seth Egorin, as shareholders Agent(1)
3.1	Certificate of Incorporation of the Company(2)
3.2	Articles of Amendment to the Certificate of Incorporation of the Company dated as of June 17, 1997(3)
3.3	Articles of Amendment to the Certificate of Incorporation of the Company dated as of September 10, 1997(2)
3.4	Articles of Amendment to the Certificate of Incorporation of the Company dated as of July 20, 1998(2)
3.5	Articles of Amendment to the Certificate of Incorporation of the Company dated as of February 3, 2000(2)
3.6	Articles of Amendment to the Certificate of Incorporation of the Company dated as of March 31, 2000(3)
3.7	Certificate of Designations, Preferences, Rights and Limitations of Series G Junior Participating Preferred Stock of Mobility Electronics, Inc.(4)
3.8	Certificate of Ownership and Merger Merging iGo Merger Sub Inc. with and into Mobility Electronics, Inc.(5)
3.9	Certificate of Elimination of Series C, Series D, Series E, and Series F Preferred Stock of Mobility Electronics, Inc.(5)
3.10	Fourth Amended and Restated Bylaws of the Company(6)
4.1	Specimen of Common Stock Certificate(7)
4.2	Rights Agreement between the Company and Computershare Trust Company, dated June 11, 2003(4)
4.3	Amendment No. 1 to Rights Agreement dated as of August 4, 2006, by and between the Company and Computershare Trust Company(8)
4.4	Amendment No. 2 to Rights Agreement dated as of October 11, 2006, by and between the Company and Computershare Trust Company(9)
4.5	Form of Warrant to Purchase Common Stock of the Company issued to Silicon Valley Bank on September 3, 2003(10)
10.1	Amended and Restated 1996 Long Term Incentive Plan, as amended on January 13, 2000(2)+
10.2	Employee Stock Purchase Plan (11)+
10.3	2004 Omnibus Plan (12)+
10.4	Form of Indemnity Agreement executed between the Company and certain officers and directors(13)
10.5	Standard Multi-Tenant Office Lease by and between the Company and I.S. Capital, LLC, dated July 17, 2002(14)
10.6	Amendment to Lease Agreement by and between the Company and I.S. Capital, LLC, dated February 1, 2003(14)
10.7	Second Amendment to Lease Agreement by and between the Company and I.S. Capital, LLC, dated January 15, 2004(14)
10.8	Third Amendment to Lease Agreement by and between the Company and Mountain Valley Community Church, effective as of October 6, 2004(15)
10.9	Fifth Amendment to Lease Agreement between the Company and Mountain Valley Church, effective August 25, 2008(16)
10.10	Form of Amended and Restated 2005 Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement (17)+
10.11	Amended and Restated Form of Non-Employee Director Long-Term Incentive Plan Restricted Stock Unit Award Agreement (Annual Committee Grants) (17)+

Exhibit Number	Description of Document

10.12	Amended and Restated Form of Non-Employee Director Long-Term Incentive Plan Restricted Stock Unit Award Agreement (Election / Re-Election Committee Grants) (17)+
10.13	Form of 2007 Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement (18)+
10.14	Form Change In Control Agreement executed between the Company and certain officers (19)+
10.15	Amendment No. 1 to $2.5 Million Secured Promissory Note(20)
10.16	Employment Agreement, dated May 1, 2007, by and between the Company and Michael D. Heil (21)+
10.17	Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement, dated June 11, 2007 (22)+
10.18	Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement, dated June 11, 2007 (22)+
10.19	Non-Employee Director Compensation Program (22)+
10.20	2008 Executive Bonus Plan (23)+
10.21	Amendment No. 1 to Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement, dated March 19, 2008 (23)+
10.22	Form of Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement (23)+
10.23	2009 Executive Bonus Plan(24)
10.24	2010 Executive Bonus Plan(25)
10.24	Note Repayment and Stock Repurchase Agreement dated April 19, 2010(26)
10.25	First Amendment to the iGo, Inc. Omnibus Long Term Incentive Plan(27)
21.1	Subsidiaries.
• iGo Direct Corporation (Delaware)
• iGo EMEA Limited (United Kingdom)
• Mobility California, Inc. (Delaware)
• Mobility Idaho, Inc. (Delaware)
• Mobility Texas, Inc. (Texas)
• Aerial7 Industries, Inc. (Delaware)
• Adapt Mobile Limited (United Kingdom)
23.1	Consent of KPMG LLP.*
24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed / Furnished herewith

+	Management or compensatory plan or agreement.

(1)	Previously filed as an exhibit to Current Report on Form 8-K filed on October 8, 2010.

(2)	Previously filed as an exhibit to Registration Statement No. 333-30264 dated February 11, 2000.

(3)	Previously filed as an exhibit to Amendment No. 2 to Registration Statement No. 333-30264 on Form S-1 dated May 4, 2000.

(4)	Previously filed as an exhibit to Current Report on Form 8-K filed on June 19, 2003.

(5)	Previously filed as an exhibit to Current Report on Form 8-K filed on May 21, 2008.

(6)	Previously filed as an exhibit to Annual Report on Form 10-K for the year end December 31, 2008.

(7)	Previously filed as an exhibit to Amendment No. 3 to Registration Statement No. 333-30264 on Form S-1 dated May 18, 2000.

(8)	Previously filed as an exhibit to Current Report on Form 8-K filed on August 4, 2006.

(9)	Previously filed as an exhibit to Current Report on Form 8-K filed on October 12, 2006.

(10)	Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2003.

(11)	Previously filed as an exhibit to Registration Statement No. 333-69336 on Form S-8 filed on September 13, 2001.

(12)	Previously filed in definitive proxy statement on Schedule 14A filed on April 15, 2004.

(13)	Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2001.

(14)	Previously filed as an exhibit to Form 10-K for the period ended December 31, 2003.

(15)	Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2004.

(16)	Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2008.

(17)	Previously filed as an exhibit to Form 10-K for the period ended December 31, 2005.

(18)	Previously filed as an exhibit to Current Report on Form 8-K filed on January 5, 2007.

(19)	Previously filed as an exhibit to Form 10-K for the period ended December 31, 2006.

(20)	Previously filed as an exhibit to Current Report on Form 8-K filed on April 16, 2008.

(21)	Previously filed as an exhibit to Current Report on Form 8-K filed on May 3, 2007.

(22)	Previously filed as an exhibit to Current Report on Form 8-K filed on June 13, 2007.

(23)	Previously filed as an exhibit to Current Report on Form 8-K filed on March 21, 2008.

(24)	Previously filed as an exhibit to Current Report on Form 8-K filed April 2, 2009.

(25)	Previously filed as an exhibit to Current Report on Form 8-K filed on April 6, 2010.

(26)	Previously filed as an exhibit to Current Report on Form 8-K filed on April 21, 2010.

(27)	Previously filed as an exhibit to Current Report on Form 8-K filed on May 20, 2010.

All other schedules and exhibits are omitted because they are not applicable or because the required information is contained in the Financial Statements or Notes thereto.