Form 10-Q
period 2011-03-31
iGo, Inc.
filed 2011-05-06
CIK 1075656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Not applicable
(Former name, former address and former fiscal year if changed since last report)
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
YES ☐      NO ☑
At May 3, 2011, there were 33,252,886 shares of the Registrant’s Common Stock, par value $0.01 per share outstanding.

IGO, INC.
FORM 10-Q

i

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS:
IGO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$16,399	$9,942
Short-term investments	6,923	14,532
Accounts receivable, net	4,350	8,620
Inventories	12,169	10,307
Prepaid expenses and other current assets	787	460

Total current assets	40,628	43,861
Property and equipment, net	686	654
Goodwill	1,920	1,905
Intangible assets, net	3,924	3,594
Other assets	159	159

Total assets	$47,317	$50,173

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$4,640	$4,666
Accrued expenses and other current liabilities	1,293	1,371
Deferred revenue	568	1,838

Total liabilities	6,501	7,875

Equity:
Common stock, $.01 par value; authorized 90,000,000 shares; 33,159,213 and 32,893,892 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	332	329
Additional paid-in capital	172,265	172,241
Accumulated deficit	(132,020)	(130,381)
Accumulated other comprehensive income	239	109

Total equity	40,816	42,298

Total liabilities and equity	$47,317	$50,173

See accompanying notes to unaudited condensed consolidated financial statements.

IGO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2011	2010
Revenue	$9,228	$8,168
Cost of revenue	6,369	5,517

Gross profit	2,859	2,651

Operating expenses:
Sales and marketing	2,037	1,771
Research and development	471	319
General and administrative	2,041	1,636

Total operating expenses	4,549	3,726

Loss from operations	(1,690)	(1,075)

Other income:
Interest income, net	21	56
Gain on disposal of assets and other income, net	30	1,788

Net income (loss)	$(1,639)	$769

Net income (loss) per share:
Basic	$(0.05)	$0.02

Diluted	$(0.05)	$0.02

Weighted average common shares outstanding:
Basic	33,026	32,558

Diluted	33,026	33,634

See accompanying notes to unaudited condensed consolidated financial statements.

IGO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(1,639)	$769
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Provision for doubtful accounts and sales returns and credits	233	86
Depreciation and amortization	484	370
Amortization of deferred compensation	422	267
Gain on sale of business	—	(1,714)
Changes in operating assets and liabilities:
Accounts receivable	4,037	(422)
Inventories	(1,862)	1,354
Prepaid expenses and other assets	(1,051)	131
Accounts payable	(26)	(83)
Accrued expenses and other current liabilities	(1,743)	(47)

Net cash (used in) provided by operating activities	(1,145)	711

Cash flows from investing activities:
Purchase of property and equipment	(136)	(16)
(Purchase) sale of short-term investments, net	7,605	(6,630)

Net cash provided by (used in) investing activities	7,469	(6,646)

Cash flows from financing activities:
Net cash provided by financing activities	—	—

Effects of exchange rate changes on cash and cash equivalents	133	(50)

Net increase (decrease) in cash and cash equivalents	6,457	(5,985)
Cash and cash equivalents, beginning of period	9,942	19,775

Cash and cash equivalents, end of period	$16,399	$13,790

See accompanying notes to unaudited condensed consolidated financial statements.

IGO, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Basis of Presentation
          The accompanying condensed consolidated financial statements include the accounts of iGo, Inc. and its wholly-owned subsidiaries, Mobility California, Inc., Mobility Idaho, Inc., iGo EMEA Limited, Mobility Texas, Inc., iGo Direct Corporation, Adapt Mobile Limited (“Adapt”) and Aerial7 Industries, Inc. (“Aerial7”) (collectively, “iGo” or the “Company”). All significant intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.
          The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles, pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying condensed consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2010 included in the Company’s Form 10-K, filed with the SEC. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of results to be expected for the full year or any other period.
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
Recent Accounting Pronouncements
          In December 2010, the Financial Accounting Standards Board (the “FASB”) issued an update to the existing guidance for goodwill and other intangible assets. The update modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if there are qualitative factors indicating that it is more likely than not that a goodwill impairment exists. The qualitative factors are consistent with the existing guidance which requires goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, which for the Company is calendar year 2011. The adoption of this guidance did not have a material impact on the Company’s financial condition, results of operations or cash flows for the three months ended March 31, 2011.
          In November 2010, the FASB issued an update to its existing guidance on business combinations. This guidance requires a public entity that presents comparative financial statements to present in its pro forma disclosure the revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the prior annual reporting period. In addition, this guidance expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2010, which for the Company is calendar year 2011. The guidance did not have an impact on the Company’s disclosures for the quarter ended March 31, 2011.
(2) Fair Value Measurement

          As of March 31, 2011, the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis are comprised of overnight money market funds and investments in marketable securities.
          The Company invests excess cash from its operating cash accounts in overnight money market funds and reflects these amounts within cash and cash equivalents on the condensed consolidated balance sheet at a net value of 1:1 for each dollar invested.
          At March 31, 2011 and December 31, 2010, investments totaling $6,923,000 and $14,532,000, respectively, are classified as short-term investments on the condensed consolidated balance sheet. These investments are considered available-for-sale securities and are reported at fair value based on third-party broker statements, which qualifies as level 2 in the fair value hierarchy. The unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income. Realized gains and losses are included in interest income, net.
(3) Investments
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
          The Company generated net proceeds of $7,605,000 from the sale of available-for-sale marketable securities during the three months ended March 31, 2011 and, and used $6,630,000 to purchase available-for-sale marketable securities during the three months ended March 31, 2010.
          As of March 31, 2011 and December 31, 2010, the amortized cost basis, unrealized holding gains, unrealized holding losses, and aggregate fair value by short-term major security-type investments were as follows (dollars in thousands):

	March 31, 2011			December 31, 2010
		Net			Net
		Unrealized			Unrealized
		Holding			Holding
	Amortized	Gains	Aggregate	Amortized	Gains	Aggregate
	Cost	(Losses)	Fair Value	Cost	(Losses)	Fair Value
U.S. corporate securities:
Commercial paper	$—	$—	$—	$1,100	$—	$1,100
Corporate notes and bonds	3,275	1	3,276	4,519	4	4,523

	3,275	1	3,276	5,619	4	5,623

U.S. municipal funds	2,080	2	2,082	2,071	3	2,074
U.S. government securities	1,564	1	1,565	6,833	2	6,835

	$6,919	$4	$6,923	$14,523	$9	$14,532

(4) Goodwill
          Goodwill is as follows (dollars in thousands):

Reported balance at December 31, 2010	$1,905
Adjustment to Adapt	12
Adjustment to Aerial7	3

Reported balance at March 31, 2011	$1,920

          During the three months ended March 31, 2011, the Company recorded revised estimates of fair value for certain acquired assets and liabilities assumed related to the acquisitions of Adapt and Aerial7 resulting in a net increase to goodwill of $15,000. The Company anticipates the finalization of asset valuations and other post-close adjustments will be completed during the third and fourth quarters of 2011 for Adapt and Aerial7, respectively.

(5) Intangible Assets
          Intangible assets consist of the following at March 31, 2011 and December 31, 2010 (dollars in thousands):

		March 31, 2011			December 31, 2010
	Average	Gross		Net	Gross		Net
	Life	Intangible	Accumulated	Intangible	Intangible	Accumulated	Intangible
	(Years)	Assets	Amortization	Assets	Assets	Amortization	Assets
Amortized intangible assets:
Patents and trademarks	3	$4,910	$(4,087)	$823	$4,576	$(3,885)	$691
Non-compete agreements	3	170	(34)	136	170	(19)	151
Trade names	8	652	(404)	248	652	(375)	277
Customer intangibles	5	1,550	(179)	1,371	1,550	(102)	1,448
Distribution rights	5	375	(13)	362	—	—	—
Proprietary process	5	850	(86)	764	850	(43)	807

Total amortizable		8,507	(4,803)	3,704	7,798	(4,424)	3,374

Non-amortized intangible assets:
In process research and development		220	—	220	220	—	220

Total intangible assets		$8,727	$(4,803)	$3,924	$8,018	$(4,424)	$3,594

          Aggregate amortization expense for identifiable intangible assets totaled $379,000 and $231,000 for the three months ended March 31, 2011 and 2010, respectively.
          In February 2011, the Company entered into a marketing, distribution and licensing agreement with PureEnergy Solutions, a manufacturer of rechargeable alkaline batteries. The Company also simultaneously entered into an agreement with Premier Tech Home & Garden to take over its current distribution rights for PureEnergy batteries in Canada. The corresponding value of these distribution rights are reflected under the table above under the caption “Distribution rights.”
(6) Stock-based Compensation
          Stock-based compensation expense includes compensation expense, recognized over the applicable requisite service periods for share-based awards. As of March 31, 2011, there were no fully-vested outstanding stock options and no non-vested outstanding stock options. Accordingly, there was no unrecognized compensation expense relating to non-vested stock options at March 31, 2011.
          The following table summarizes information regarding restricted stock units for the three months ended March 31, 2011:

	2004 Directors Plan		2004 Omnibus Plan		Inducement Grants
		Weighted		Weighted		Weighted
		Average		Average		Average
		Value per		Value per		Value per
	Number	Share	Number	Share	Number	Share
Outstanding, December 31, 2010	72,276	$1.42	808,229	$1.90	1,425,000	$1.91
Granted	—	—	31,750	$3.72	—	—
Canceled	—	—	—	—	—	—
Released to common stock	—	—	(182,713)	$2.28	(85,563)	2.13
Released for settlement of taxes	—	—	(79,085)	$2.31	(39,437)	2.13

Outstanding, March 31, 2011	72,276	$1.42	578,181	$1.82	1,300,000	$1.89

          For the three months ended March 31, 2011 and 2010, the Company recorded in general and administrative expense pre-tax charges of $422,000 and $267,000 associated with the expensing of restricted stock unit awards activity.
          As of March 31, 2011, there was $2,516,000 of total unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted average period of two years.

          As of March 31, 2011, all outstanding restricted stock units were non-vested.
(7) Gain on Disposal of Assets and Other Income, net
          On April 19, 2010, the Company entered into a transaction with Mission Technology Group that resulted in complete collection of the remaining unpaid principal balance of $1,700,000 of its note receivable and the sale of its 15% common equity interest in Mission Technology Group. As the Company had previously recorded a valuation allowance of $1,714,000 against the promissory note, the Company determined that as of March 31, 2010, based on the subsequent collection of $1,700,000 as payment-in-full against the note receivable, collectability of the note was reasonably assured. Accordingly, the Company reversed its valuation allowance against the note receivable and recorded a gain of $1,714,000 during the three months ended March 31, 2010.
(8) Net Income (Loss) per Share
          The computation of basic and diluted net income (loss) per share follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2011	2010
Basic net income (loss) per share computation:
Numerator:
Net income (loss)	$(1,639)	$769

Denominator:
Weighted average number of common shares outstanding	33,026	32,558

Basic net income (loss) per share:	$(0.05)	$0.02

Diluted net income (loss) per share computation:
Numerator:
Net income (loss)	$(1,639)	$769

Denominator:
Weighted average number of common shares outstanding	33,026	32,558
Effect of dilutive stock options, warrants, and restricted stock units	—	1,076

	33,026	33,634

Diluted net income (loss) per share:	$(0.05)	$0.02

Stock options not included in dilutive loss per share since anti-dilutive	—	35
Warrants not included in dilutive loss per share since anti-dilutive	5	5
(9) Comprehensive Income (Loss)
          Comprehensive income (loss) for the three months ended March 31, 2011 and 2010 includes the following components (dollars in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net income (loss)	$(1,639)	$769
Other comprehensive income:
Unrealized gain (loss) on available for sale investments	(5)	(17)
Foreign currency translation adjustments	133	(50)

Total comprehensive income (loss)	(1,511)	702
(10) Product Lines, Concentration of Credit Risk and Significant Customers

          The Company is engaged in the business of selling accessories for computers and mobile electronic devices. The Company has four product lines, consisting of Power, Protection, Audio, and Other Accessories. The Company’s chief operating decision maker (“CODM”) continues to evaluate revenues and gross profits based on product lines and geographies.
          The following tables summarize the Company’s revenues by product line, as well as its revenues by geography (dollars in thousands):

	Three Months Ended
	March 31,
	2011	2010
Power	$8,057	$8,021
Protection	149	—
Audio	771	—
Other accessories	251	147

Total revenues	$9,228	$8,168

	Three Months Ended
	March 31,
	2011	2010
North America (principally United States)	$6,843	$7,182
Europe	1,823	712
Asia Pacific	562	274

	$9,228	$8,168

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
          Two customers accounted for 24% and 10% of net sales for the three months ended March 31, 2011. One customer accounted for 40% of net sales for the three months ended March 31, 2010.
          One customer’s accounts receivable balance accounted for 19% of net accounts receivable at March 31, 2011. Two customers’ accounts receivable balances accounted for 47% and 14% of net accounts receivable at March 31, 2010.
          Allowance for doubtful accounts was $135,000 and $131,000 at March 31, 2011 and December 31, 2010, respectively. Allowance for sales returns and price protection was $341,000 and $419,000 at March 31, 2011 and December 31, 2010, respectively.
(11) Contingencies
          The Company procures its products primarily from supply sources based in Asia. Typically, the Company places purchase orders for completed products and takes ownership of the finished inventory upon completion and delivery from its supplier. Occasionally, the Company presents its suppliers with ‘Letters of Authorization’ for the suppliers to procure long-lead raw components to be used in the manufacture of the Company’s products. These Letters of Authorization indicate the Company’s commitment to utilize the long-lead raw components in production. As of June 30, 2007, based on a change in strategic direction, the Company determined it would not procure certain products for which it had outstanding Letters of Authorization with suppliers. The Company believes it is probable that it will be required to pay suppliers for certain Letter of Authorization commitments and has already partially settled some of these obligations. At March 31, 2011 and December 31, 2010, the Company had estimated, and recorded, a remaining liability for this contingency in the amount of $185,000 and $160,000, respectively.

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
     This report contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “expect,” “anticipate,” “estimate” and other similar statements of expectations identify forward-looking statements. Forward-looking statements in this report can be found in the “Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections as well as other sections of this report and include, without limitation, statements concerning our expectations regarding our anticipated revenue, cash flows, gross profit, gross margin, related expenses and trends for 2011 in key operating metrics, including days outstanding in accounts receivable and inventory turns; our expectation that, even though we continue to face increased competition from private-label brands offered by some of our retail customers, including most notably RadioShack, we expect our overall 2011 revenue to be more than our 2010 revenue; expectations regarding our strategy, including but not limited to, our intentions to continue to develop and introduce new products, accessories and technologies, the expectation that we will expand our line of cases, skins, screen protectors, audio products and other similar products and introduce them in other markets throughout the world; expectations regarding our ability to successfully increase our customer base and overall product offering; expectations regarding increased component costs from our suppliers and our ability to partially offset these increases by expected increased operating efficiency as a result of increases in revenue; the expectation that we will further expand our intellectual property position by filing for additional patents in various countries around the world; expectations regarding our product development initiatives and strategies, including product bundling, licensing, acquisitions of complementary and synergistic product families and our intentions to expand our distribution beyond consumer retail channels, and develop new customers in the enterprise, government and education channels; our belief that we can improve our ability to drive higher levels of revenue and earnings, which will ultimately have a positive impact on value creation for our shareholders; our expectation that our cash will primarily be used to fund purchases of short-term investments, fund acquisitions, and fund the accounts receivable and inventory needs of our business through 2011; our belief that we have the ability to hold all of our marketable securities to maturity; the belief that our existing cash, cash equivalents, short-term investments and our cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months; our intention to continue to make capital expenditures and pursue opportunities to acquire businesses, products and technologies; the possibility that we may incur debt financing, sell assets not considered integral to our business or issue additional shares of stock; the timing of amortization of stock-based compensation expense; that our power-saving technology will help us establish an industry standard for reduced power consumption; our intention that cash balances in the United Kingdom will remain there for future growth and investments and to meet liquidity requirements; the possibility we may attempt to access a credit facility; our ability to utilize net operating loss carryforwards; our hedging strategies and the market risks relating to our financial instruments; and our expectations regarding the outcome and anticipated impact of various legal proceedings in which we may be involved.
          These forward-looking statements are based largely on our management’s expectations and involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include those discussed in our Annual Report on Form 10-K for the year ended December 31, 2010 under the heading “Risk Factors” and those set forth in other sections of this report and in other reports that we file with the SEC. Additional factors that could cause actual results to differ materially from those expressed in these forward-looking statements include, among others, the following:
•	our dependence on large purchases from significant customers, namely Walmart and RadioShack;
•	our ability to expand and diversify our customer base;
•	our reliance upon RadioShack and Walmart, as well as other distributors and resellers;
•	our ability to expand our revenue base and development new products and product enhancements;
•	the sufficiency of our revenue to absorb expenses;
•	fluctuations in our operating results because of: increases in product costs from our supplies, our suppliers ability to perform, the timing of new product and technology introductions and product enhancements, relative to our competitors, market acceptance of our products, the size and timing of customer orders, our ability to effectively manage inventory levels, delay or failure to fulfill orders for our products on a timely basis, distribution of or changes in our revenue among distribution partners and retailers, our inability to accurately forecast our contract manufacturing needs, difficulties with new product production implementation or supply chain, product defects and other product quality problems, the degree and rate of growth in our markets and the accompanying demand for our products, our ability to expand our internal and external sales forces and build the required infrastructure to meet anticipated growth, and seasonality of sales;
•	increased focus on consumer electronics retailers on their own private label brands;

•	decreasing sales prices on our products over their sales cycles;

•	our ability to expand our revenue base and develop new products and product enhancements;

•	our failure to integrate acquired businesses, products and technologies;

•	our reliance on and the risk relating to outsourced manufacturing fulfillment of our products, including potential increases in manufacturing costs;

•	our ability to manage our anticipated growth;

•	our ability to manage our inventory levels;

•	the negative impacts of product returns;

•	design and performance issues with our products;

•	liability claims;

•	our failure to expand or protect our proprietary rights and intellectual property;

•	intellectual property infringement claims against us;

•	our ability to hire and retain qualified personnel;

•	our ability to secure additional financing to meet our future capital needs;

•	increased competition and/or reduced demand in our industry;

•	our failure to comply with domestic and international laws and regulations;

•	economic conditions, political events, war, terrorism, public health issues, natural disasters and similar circumstances;

•	volatility in our stock price;

•	concentration of stock ownership among our executive officers and principal stockholders;

•	provisions in our certificate of incorporation, bylaws and Delaware law, as well as our stockholder rights plan, that could make a proposed acquisition of the Company more difficult; and

•	dilution resulting from potential future stock issuances.
          In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will prove to be accurate. We undertake no obligation to publicly update or revise any forward-looking statements, or any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements.
          iGo®, iGo Green®, Adapt Mobile®, andAerial7® are registered trademarks of iGo, Inc. or its subsidiaries in the United States and other countries. Other names and brands may be claimed as the property of others.
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
          Power
          Our universal power products allow users to charge a variety of their mobile electronic devices from a single power source through the use of interchangeable tips. Our power products increase end-user convenience and minimize electronic waste as interchangeable tip solutions require fewer resources to build, ship, inventory and dispose of. The centerpiece of our power management solutions is our new proprietary iGo Green® technology. Our first iGo Green products are laptop chargers and surge protectors which incorporate our new patented technology. Our iGo Green technology reduces energy consumption and almost completely eliminates standby power, or “Vampire Power.” We believe that this power-saving technology, when combined with our existing universal power products, will help us achieve our long-term goal of establishing an industry standard for reduced power consumption when charging mobile electronic devices.

          Protection
          As a result of our acquisition of Adapt Mobile Limited (“Adapt”), we now offer a line of skins, cases and screen protectors for mobile electronic devices. Consumers value the protection of their mobile electronic devices as they rely on them heavily in their daily lives to both connect with others and store important information. In addition, consumers often view these products as a way to express their personal fashion and style, similar to clothing and other accessories. Our line of protection products is designed to meet both of these consumer needs by providing the consumer with a high degree of protection, while simultaneously offering them a unique fashionable design that fits their personal style. Currently, we offer these products primarily in Europe, however we expect to expand our line of cases, skins, screen protectors and other similar products and introduce them in other markets throughout the world.
          Audio
          As a result of our acquisition of Aerial7 Industries, Inc. (“Aerial7”), we now offer a line of earbuds and headphones. As mobile phones have recently evolved into smartphones and the introduction of new portable media devices, all of which are capable of playing music and video, many consumers utilize a variety of mobile electronic devices for both communication and entertainment purposes. Our audio products are uniquely designed to provide enhanced sound quality compared to competitive products at similar price points. Our line of audio products also offer consumers the ability to both communicate with others via an integrated microphone that can be used with a portable computer, mobile phone, computer or other portable media device as well the ability to listen to music or video from these devices . Similar to our protection products and in addition to the quality sound output delivered by our audio products, our line of audio products is also fashionably designed, allowing consumers to express their unique and personal style. Currently, these products are offered primarily through lifestyle and music retailers around the world, however we intend to expand our audio product offering and introduce these and similar products in consumer electronics retailers around the world as well.
          Our ability to execute successfully on our near and long-term objectives depends largely upon the general market acceptance of our power, protection and audio products, our ability to protect our unique proprietary rights, including notable our iGo Green technology, our ability to generate additional major customers, and general economic conditions. Additionally, we must execute on the customer relationships that we have developed and continue to design, develop, manufacture and market new and innovative technology and products that are embraced by these customers and the overall market.
Recent Developments
          In February 2011, we entered into a marketing, distribution and licensing agreement with PureEnergy Solutions, a manufacturer of rechargeable alkaline batteries. Pursuant to the agreement, iGo will be the exclusive marketer and distributor of PureEnergy Solutions’ patented rechargeable alkaline batteries to retailers worldwide (excluding China) with non-exclusive distribution rights in Africa. We also simultaneously entered into an agreement with Premier Tech Home & Garden to take over its current distribution rights for PureEnergy batteries in Canada. As part of the agreement with Premier Tech Home & Garden, we purchased inventory to support sales to these accounts. As part of our agreement with PureEnergy, we will pay certain ongoing royalties to PureEnergy on future sales for the use of the PureEnergy brand, the use of PureEnergy charger technology, and our sales to specific customers. The initial term of the agreement is five years, provided, however, that we must achieve annual minimum sales targets in order to retain our exclusive distribution rights. If we achieve our annual minimum sales targets, we will have the option to extend the agreement for a total of 15 years.
Critical Accounting Policies and Estimates
          There were no changes in our critical accounting policies during the three months ended March 31, 2011 from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.
          Results of Operations
          The following table presents certain selected consolidated financial data for the periods indicated expressed as a percentage of total revenue:

	Three months ended
	March 31,
	2011	2010
Revenue	100.0%	100.0%
Cost of revenue	69.0%	67.5%

Gross profit	31.0%	32.5%

Operating expenses:
Sales and marketing	22.1%	21.7%
Research and development	5.1%	3.9%
General and administrative	22.1%	20.0%

Total operating expenses	49.3%	45.6%

Loss from operations	(18.3)%	(13.1)%

Other income:
Interest, net	0.2%	0.6%
Other, net	0.3%	21.9%

Net income (loss)	(17.8)%	9.4%

Comparison of Three Months Ended March 31, 2011 and 2010
          Revenue. Revenue generally consists of sales of products, net of returns and allowances. To date, our revenues have come predominantly from power adapters and accessories. The following table summarizes the year-over-year comparison of our consolidated revenue for the periods indicated (dollars in thousands):

	Three Months	Three Months
	Ended	Ended	Increase	Percentage change
	March 31,	March 31,	from same period	from the same period
	2011	2010	in the prior year	in the prior year
Revenue	$9,228	$8,168	$1,060	13.0%
          Following is a breakdown of revenue by significant account for the three months ended March 31, 2011 and 2010 with the corresponding dollar and percent changes (dollars in thousands):

	For the three months ended March 31
	2011		2010
	Sales	% of Total Sales	Sales	% of Total Sales	$ Change	% Change

Walmart	2,202	24%	755	9%	1,447	191.7%
Belkin	899	10%	644	8%	255	39.6%
Office Depot	850	9%	—	—	850	100.0%
RadioShack	505	5%	3,229	40%	(2,724)	(84.4)%
All other customers	4,772	52%	3,540	43%	1,232	34.8%

	9,228	100%	8,168	100%	1,060	13.0%

          The increase in revenue for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was primarily due to the addition of audio and protection product lines a result of Adapt and Aerial7 acquisitions in the second half of 2010, combined with the increases in sales to Walmart, Belkin and Office Depot as indicated in the table above. The audio and protection product lines contributed $920,000 to revenue for the three months ended March 31, 2011, compared to $0 for the three months ended March 31, 2010, and the corresponding revenue is included in the table above under the caption “All other customers”. These increases in revenue were partially offset by the decrease in sales to RadioShack as indicated in the table above. We are working to continue to broaden our distribution base during 2011 with the goal of reducing our dependence on sales to Walmart and RadioShack in the future.
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

	Three Months	Three Months
	Ended	Ended	Increase/(decrease)	Percentage change from
	March 31,	March 31,	from same period in	the same period in the
	2011	2010	the prior year	prior year
Cost of revenue	$6,369	$5,517	$852	15.4%
Gross profit	$2,859	$2,651	$208	7.8%
Gross margin	31.0%	32.5%	(1.5)%	(4.6)%
          The increases in cost of revenue and gross profit were due primarily to the increase in revenue discussed above. The decrease in gross margin was primarily due to an increase in labor and overhead expenses. Labor and overhead expenses, which are mostly fixed, increased by $346,000 to $1.3 million, or 14.3% of revenue, for the three months ended March 31, 2011, compared to $976,000, or 11.9% of revenue, for the three months ended March 31, 2010. As a result, cost of revenue as a percentage of revenue increased to 69.0% for the three months ended March 31, 2011 from 67.5% for the three months ended March 31, 2010. We continue to see increases in component costs from our primary Asian suppliers, and as a result, we expect gross margins to remain the same or decline slightly in 2011 compared to 2010.
          Sales and marketing. Sales and marketing expenses generally consist of salaries, commissions and other personnel-related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. The following table summarizes the year-over-year comparison of our sales and marketing expenses for the periods indicated (dollars in thousands):

	Three Months	Three Months
	Ended	Ended	Increase	Percentage change
	March 31,	March 31,	from same period	from the same period
	2011	2010	in the prior year	in the prior year
Sales and marketing	$2,037	$1,771	$266	15.0%
          The increase in sales and marketing expenses primarily resulted from the increases of approximately $261,000 in personnel-related expenses for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. As a percentage of revenue, sales and marketing expenses increased to 22.1% for the three months ended March 31, 2011 from 21.7% for the three months ended March 31, 2010.
          Research and development. Research and development expenses consist primarily of salaries and personnel-related costs, outside consulting, lab costs and travel-related costs of our product development group. The following table summarizes the year-over-year comparison of our research and development expenses for the periods indicated (dollars in thousands):

	Three Months	Three Months
	Ended	Ended	Increase from	Percentage change from
	March 31,	March 31,	same period	the same period in the
	2011	2010	in the prior year	prior year
Research and development	$471	$319	$152	47.6%
          The increase in research and development expenses primarily resulted from the increases of approximately $130,000 in personnel-related expenses for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. As a percentage of revenue, research and development expenses increased to 5.1% for the three months ended March 31, 2011 from 3.9% for the three months ended March 31, 2010.
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

	Three Months	Three Months
	Ended	Ended	Increase	Percentage change
	March 31,	March 31,	from same period	from the same period
	2011	2010	in the prior year	in the prior year
General and administrative	$2,041	$1,636	$405	24.8%

          The increase in general and administrative expenses primarily resulted from an increase of $155,000 in equity compensation expense, $148,000 in amortization expense, and $78,000 in bad debt expense during the three months ended March 31, 2011 compared to the three months ended March 31, 2010. General and administrative expenses as a percentage of revenue increased slightly to 22.1% for the three months ended March 31, 2011 from 20.0% for the three months ended March 31, 2010.
          Interest income, net. Interest income, net decreased by $35,000 to $21,000 for the three months ended March 31, 2011 compared to $56,000 for the three months ended March 31, 2010. The decrease was primarily due to collection in full of notes receivable during 2010. At March 31, 2011, the average yield on our cash and short-term investments was approximately 0.1%.
          Gain on disposal of assets and other income, net. Gain on disposal of assets and other income, net was $30,000 for the three months ended March 31, 2011 compared to $1.8 million for the three months ended March 31, 2010. During the three months ended March 31, 2010, we recognized a deferred gain of $1.7 million in connection with the 2007 sale of the assets of our docking and expansion business to Mission due to the reversal of a valuation allowance against the note receivable.
          Income taxes. No provision for income taxes was required for the three months ended March 31, 2011 or 2010. Based on historical operating losses and projections for future taxable income, it is more likely than not that we will not fully realize the benefits of the net operating loss carryforwards. We have not, therefore, recorded a tax benefit from our net operating loss carryforwards for either of the three months ended March 31, 2011 or March 31, 2010, which at March 31, 2011 totaled approximately $157 million.
Operating Outlook
          Due to increased competition, both from third parties and private-label brands offered by some of our retail customers, we have experienced a decline in demand for our products with our traditional customer base. We were successful throughout 2010, however, in increasing our customer base, primarily with the addition of Walmart, and increasing our overall product offering primarily through the acquisitions of Adapt and Aerial7 and our new distribution agreement with PureEnergy. As a result, even though we continue to face increased competition from private-label brands offered by some of our retail customers, including most notably RadioShack, we expect 2011 revenue to be more than our 2010 revenue.
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
          In addition to our line of power products, we have recently introduced a variety of new mobile electronics accessories both as a result of our internal design efforts and as a result of our acquisition of Adapt and Aerial7. We expect to continue to introduce additional mobile electronics accessory products in the future as we execute on our vision to attach our products and technology to every mobile electronic device. In order to continue to grow our business and enhance shareholder value, we believe it is necessary to continue to expand our product portfolio. Moving forward, we intend to continue to explore a number of initiatives designed to broaden our product portfolio within the mobile electronics accessories space. We currently plan that the initiatives will consist of internal product development, sourcing products from third-parties, joint marketing ventures, product bundling, licensing opportunities, and acquisitions of complementary and synergistic product families and companies. We also have initiatives to expand our distribution beyond consumer retail with the intent to sell products into the enterprise, government and education channels. All of these initiatives are designed to leverage the inherent strengths of our business, most notably, our strong balance sheet, our compelling portfolio of intellectual property, and our established brand and relationships with major retailers. As we continue to execute on this vision, we believe we can improve our ability to drive higher levels of revenue and earnings, which will ultimately have a positive impact on value creation for our shareholders.
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
          At any point in time we have funds in our operating accounts that are with third-party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets.
          Our primary use of cash has been to fund purchases of short-term investments, fund acquisitions, and fund accounts receivable and inventory needs of our business, which we expect to continue through 2011. Some of our new suppliers of protection and audio have been unwilling to extend trade credit to us on the same terms and conditions as our power product suppliers have historically done. As a result, we are required to pay for purchases of inventory in advance of the related sale of these products, which has increased our use of cash to support the working capital required to effectively operate our business. Our primary sources of liquidity have been funds provided by the sale of intellectual property assets. We cannot assure you that this source will be available to us in the future.
          We currently do not maintain a credit facility with a bank, however, we may attempt to access to this source of financing at some point in the future. Capital markets in the United States and throughout the world remain volatile, which could impact our ability to obtain additional or alternative financing, including a credit facility with a bank.
          The following table sets forth for the period presented certain consolidated cash flow information (dollars in thousands):

	Three Months Ended March 31,
	2011	2010
Net cash (used in) provided by operating activities	$(1,145)	$711
Net cash provided by (used in) investing activities	7,469	(6,646)
Net cash provided by financing activities	—	—
Foreign currency exchange impact on cash flow	133	(50)

Increase (decrease) in cash and cash equivalents	$6,457	$(5,985)

Cash and cash equivalents at beginning of period	$9,942	$19,775

Cash and cash equivalents at end of period	$16,399	$13,790

•	Net cash (used in) provided by operating activities. Cash was used in our operating activities for the three months ended March 31, 2011 to fund the working capital needs of our business, including inventory purchases. We expect to continue to use cash in operating activities through 2011 to support the anticipated growth of our business.

Our consolidated cash flow operating metrics are as follows:

	Quarter Ended
	March 31,
	2011	2010
Days outstanding in ending accounts receivable (“DSOs”)	42	60
Inventory turns	3	5

The decrease in DSOs at March 31, 2011 compared to March 31, 2010 was primarily due to decrease in sales to RadioShack, which generally requires longer payment terms. We expect DSOs will increase in 2011 as our revenue base increases. The decrease in inventory turns was primarily due to the decline in revenue from sales to RadioShack, for whom we hold no inventory. We expect to manage inventory growth during 2011 and we expect inventory turns for the remainder of 2011 to remain consistent with the period ended March 31, 2011.

•	Net cash provided by (used in) investing activities. For the three months ended March 31, 2011, net cash was generated by investing activities primarily as a result of the sale of short-term investments.

•	Net cash provided by financing activities. We had no cash flows from financing activities during the first quarter of 2011 or 2010.
          Investments. At March 31, 2011, our investments in marketable securities included six corporate bonds, two United States government securities, and one municipal mutual fund with a total fair value of approximately $6.9 million.
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
          Contractual Obligations. In our day-to-day business activities, we incur certain commitments to make future payments under contracts such as operating leases and purchase orders. Maturities under these contracts are set forth in the following table as of March 31, 2011 (dollars in thousands):

	Payment due by period
	2011	2012	2013	2014	2015	More than 5 years
Operating lease obligations	$333	$452	$463	$83	$—	$—
Inventory Purchase obligations	11,571	—	—	—	—	—

Totals	$11,904	$452	$463	$83	$—	$—

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
          Net Operating Loss Carryforwards. As of March 31, 2011, we had approximately $157 million of federal, foreign and state net operating loss carryforwards which expire at various dates. We anticipate that the sale of common stock in our initial public offering and in subsequent private offerings, as well as the issuance of our common stock for acquisitions, coupled with prior sales of common stock will cause an annual limitation on the use of our net operating loss carryforwards pursuant to the change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended. This limitation is expected to have a material effect on the timing of our ability to use the net operating loss carryforwards in the future. Additionally, our ability to use the net operating loss carryforwards is dependent upon our future level of profitability, which cannot be determined.
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
          See “Liquidity and Capital Resources” for further discussion of our capital structure. Market risk, calculated as the potential change in fair value of our cash and cash equivalents and resulting from a hypothetical 1.0% (100 basis point) change in interest rates, was not material at March 31, 2011.
ITEM 4. CONTROLS AND PROCEDURES
          Evaluation of Disclosure Controls and Procedures — We maintain disclosure controls and other procedures that are designed to ensure that information required to be disclosed in our filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. With the participation of the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2011, and concluded that our disclosure controls and procedures were effective.
          Changes in Internal Control Over Financial Reporting — There was no change in our internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
          In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I. “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from the disclosure included in our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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

IGO, INC.
Dated: May 6, 2011	By:	/s/ Michael D. Heil
Michael D. Heil
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Darryl S. Baker
Darryl S. Baker
Vice President and Chief Financial Officer and Authorized Officer of Registrant (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1	Certificate of Incorporation of the Company (1)

3.2	Articles of Amendment to the Certificate of Incorporation of the Company dated as of June 17, 1997 (2)

3.3	Articles of Amendment to the Certificate of Incorporation of the Company dated as of September 10, 1997 (1)

3.4	Articles of Amendment to the Certificate of Incorporation of the Company dated as of July 20, 1998 (1)

3.5	Articles of Amendment to the Certificate of Incorporation of the Company dated as of February 3, 2000 (1)

3.6	Articles of Amendment to the Certificate of Incorporation of the Company dated as of March 31, 2000 (2)

3.7	Certificate of Designations, Preferences, Rights and Limitations of Series G Junior Participating Preferred Stock of the Company (3)

3.8	Certificate of Ownership and Merger Merging iGo Merger Sub Inc. with and into Mobility Electronics, Inc. (4)

3.9	Certificate of Elimination of Series C, Series D, Series E, and Series F Preferred Stock of the Company (4)

3.10	Fourth Amended and Restated Bylaws of the Company (5)

10.1	Second Amendment to the iGo, Inc. Omnibus Long-Term Incentive Plan+(6)

10.2	iGo, Inc. 2011 Executive Bonus Plan+(6)

10.3	Form of Restricted Stock Unit Award Agreement+(7)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed/furnished herewith

+	Management or compensatory plan or agreement.

(1)	Previously filed as an exhibit to Registration Statement No. 333-30264 dated February 11, 2000.

(2)	Previously filed as an exhibit to Amendment No. 2 to Registration Statement No. 333-30264 on Form S-1 dated May 4, 2000.

(3)	Previously filed as an exhibit to Current Report on Form 8-K filed June 19, 2003.

(4)	Previously filed as an exhibit to Current Report on Form 8-K dated May 21, 2008.

(5)	Previously filed as an exhibit to Form 10-K for the period ended December 31, 2008.

(6)	Previously filed as an exhibit to Current Report on Form 8-K filed April 26, 2011.

(7)	Previously filed as an exhibit to Current Report on Form 8-K filed May 3, 2011.