Form 10-Q
period 2011-06-30
iGo, Inc.
filed 2011-08-05
CIK 1075656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
YES ☐                     NO ☑
At August 2, 2011, there were 33,433,759 shares of the Registrant’s Common Stock, par value $0.01 per share outstanding.

IGO, INC.
FORM 10-Q

i

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS:
IGO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$6,974	$9,942
Short-term investments	9,020	14,532
Accounts receivable, net	7,126	8,620
Inventories	14,283	10,307
Prepaid expenses and other current assets	828	460

Total current assets	38,231	43,861
Property and equipment, net	625	654
Goodwill	1,970	1,905
Intangible assets, net	4,154	3,594
Long-term investments	1,314	—
Other assets	159	159

Total assets	$46,453	$50,173

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$5,221	$4,666
Accrued expenses and other current liabilities	1,051	1,371
Deferred revenue	706	1,838

Total liabilities	6,978	7,875

Equity:
Common stock, $.01 par value; authorized 90,000,000 shares; 33,430,781 and 32,893,892 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	334	329
Additional paid-in capital	172,733	172,241
Accumulated deficit	(133,959)	(130,381)
Accumulated other comprehensive income	367	109

Total equity	39,475	42,298

Total liabilities and equity	$46,453	$50,173

See accompanying notes to unaudited condensed consolidated financial statements.

IGO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenue	$10,831	$9,748	$20,059	$17,916
Cost of revenue	8,031	6,436	14,400	11,953

Gross profit	2,800	3,312	5,659	5,963

Operating expenses:
Sales and marketing	2,165	1,634	4,202	3,405
Research and development	606	390	1,077	709
General and administrative	2,039	1,785	4,080	3,422

Total operating expenses	4,810	3,809	9,359	7,536

Loss from operations	(2,010)	(497)	(3,700)	(1,573)

Other income, net:
Interest income, net	21	40	42	96
Gain on disposal of assets and other income, net	50	57	80	1,846

Net income (loss)	(1,939)	(400)	(3,578)	369

Net income (loss) per share
Basic	$(0.06)	$(0.01)	$(0.11)	$0.01

Diluted	$(0.06)	$(0.01)	$(0.11)	$0.01

Weighted average common shares outstanding
Basic	33,315	32,750	33,170	32,654

Diluted	33,315	32,750	33,170	33,965

See accompanying notes to unaudited condensed consolidated financial statements.

IGO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$(3,578)	$369
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Provision for doubtful accounts and sales returns and credits	426	124
Depreciation and amortization	900	740
Amortization of deferred compensation	986	618
Gain on sale of business	—	(1,714)
Changes in operating assets and liabilities:
Accounts receivable	1,069	(75)
Inventories	(3,976)	(255)
Prepaid expenses and other assets	(974)	(244)
Accounts payable	555	1,486
Accrued expenses and other current liabilities	(1,940)	709

Net cash (used in) provided by operating activities	(6,532)	1,758

Cash flows from investing activities:
Purchase of property and equipment	(184)	(149)
Purchase of intangibles	(706)	—
Sale (purchase) of short-term investments, net	5,503	(7,159)
Purchase of long-term investments	(1,226)	—

Net cash provided by (used in) investing activities	3,387	(7,308)

Cash flows from financing activities:
Net cash provided by financing activities	—	—

Effects of exchange rate changes on cash and cash equivalents	177	(116)

Net decrease in cash and cash equivalents	(2,968)	(5,666)
Cash and cash equivalents, beginning of period	9,942	19,775

Cash and cash equivalents, end of period	$6,974	$14,109

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
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles, pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying condensed consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2010 included in the Company’s Form 10-K, filed with the SEC. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of results to be expected for the full year or any other period.
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
Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued amended guidance on the presentation of comprehensive income. The amended guidance eliminates one of the presentation options provided by current U.S. GAAP, that is to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, it gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance will be effective for reporting periods beginning after December 15, 2011 and will be applied retrospectively. The Company is in the process of evaluating the disclosure impact of this guidance.
In May 2011, the FASB issued amended guidance on fair value measurement and related disclosures. The new guidance clarified the concepts applicable for fair value measurement of non-financial assets and requires the disclosure of quantitative information about the unobservable inputs used in a fair value measurement. This guidance will be effective for reporting periods beginning after December 15, 2011, and will be applied prospectively. The Company is in the process of evaluating the financial and disclosure impact of this guidance, and does not anticipate a material impact on its consolidated financial statements as a result of the adoption of this amended guidance.
In December 2010, the FASB issued an update to the existing guidance for goodwill and other intangible assets. The update modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if there are qualitative factors indicating that it is more likely than not that a goodwill impairment exists. The qualitative factors are consistent with the existing guidance which requires goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, which for the Company is calendar year 2011. The adoption of this guidance did not have a material impact on the Company’s financial condition, results of operations or cash flows for the six months ended June 30, 2011.

In November 2010, the FASB issued an update to its existing guidance on business combinations. This guidance requires a public entity that presents comparative financial statements to present in its pro forma disclosure the revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the prior annual reporting period. In addition, this guidance expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2010, which for the Company is calendar year 2011. The guidance did not have an impact on the Company’s disclosures for the six months ended June 30, 2011.
Other accounting standards and exposure drafts, such as exposure drafts related to revenue recognition, leases, financial instruments, and fair value measurements, that have been issued or proposed by the FASB or other standards setting bodies that do not require adoption until a future date are being evaluated by the Company to determine whether adoption will have a material impact on the Company’s consolidated financial statements.
(2) Fair Value Measurement
As of June 30, 2011, the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis are comprised of overnight money market funds and investments in marketable securities.
The Company invests excess cash from its operating cash accounts in overnight money market funds and reflects these amounts within cash and cash equivalents on the condensed consolidated balance sheet at a net value of 1:1 for each dollar invested.
At June 30, 2011 and December 31, 2010, investments in marketable securities totaling $9,020,000 and $14,532,000, respectively, are classified as short-term investments on the condensed consolidated balance sheets. These investments are considered available-for-sale securities and are reported at fair value based on third-party broker statements, which qualifies as level 2 in the fair value hierarchy. At June 30, 2011, investments in marketable securities totaling $1,314,000 are classified as long-term investments on the condensed consolidated balance sheet. These investments are considered available-for-sale securities and are reported at fair value based on a quoted market price, which qualifies as level 1 in the fair value hierarchy. The unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income. Realized gains and losses are included in interest income, net.
(3) Investments
Short-term
The Company has determined that all of its investments in short-term marketable securities should be classified as available-for-sale and reported at fair value.
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
The Company generated net proceeds of $5,503,000 from the sale of available-for-sale marketable securities during the six months ended June 30, 2011 and, and used $7,159,000 to purchase available-for-sale marketable securities during the six months ended June 30, 2010.

As of June 30, 2011 and December 31, 2010, the amortized cost basis, unrealized holding gains, unrealized holding losses, and aggregate fair value by short-term major security-type investments were as follows (dollars in thousands):

	June 30, 2011			December 31, 2010
		Net			Net
		Unrealized			Unrealized
		Holding			Holding
	Amortized	Gains	Aggregate	Amortized	Gains	Aggregate
	Cost	(Losses)	Fair Value	Cost	(Losses)	Fair Value
U.S. corporate securities:
Commercial paper	$1,998	$—	$1,998	$1,100	$—	$1,100
Corporate notes and bonds	4,225	(4)	4,221	4,519	4	4,523

	6,223	(4)	6,219	5,619	4	5,623

U.S. municipal funds	2,088	8	2,096	2,071	3	2,074
U.S. government securities	705	—	705	6,833	2	6,835

	$9,016	$4	$9,020	$14,523	$9	$14,532

Long-term
In June 2011, the Company made an investment in Pure Energy Visions Corporation, which is a shareholder in Pure Energy Solutions, the Company’s supplier of rechargeable batteries, in which the Company received 2,142,858 shares of Pure Energy Visions common stock at a price per share equal to $0.286, and an interest-free convertible secured debenture having a one-year repayment term that converts into an additional 2,142,858 shares of Pure Energy Visions common stock in lieu of repayment either upon the achievement of certain business goals or earlier at iGo’s discretion. The Company did not obtain control of Pure Energy Visions as a result of this investment.
As of June 30, 2011 and December 31, 2010, the amortized cost basis, unrealized holding gains, unrealized holding losses, and aggregate fair value by long-term major security-type investments were as follows (dollars in thousands):

	June 30, 2011			December 31, 2010
		Net			Net
		Unrealized			Unrealized
	Amortized	Holding	Aggregate	Amortized	Holding	Aggregate
	Cost	Gains	Fair Value	Cost	Gains	Fair Value
Canadian corporate securities:
Common stock	$613	$44	$657	$—	$—	$—
Corporate debenture	613	44	657	—	—	—

	$1,226	$88	$1,314	$—	$—	$—

(4) Goodwill
Goodwill is as follows (dollars in thousands):

Reported balance at December 31, 2010	$1,905
Adjustment to Adapt	58
Adjustment to Aerial7	7

Reported balance at June 30, 2011	$1,970

During the six months ended June 30, 2011, the Company recorded revised estimates of fair value for certain acquired assets and liabilities assumed related to the acquisitions of Adapt and Aerial7 resulting in a net increase to goodwill of $65,000. The Company anticipates the finalization of asset valuations and other post-close adjustments will be completed during the third and fourth quarters of 2011 for Adapt and Aerial7, respectively.

(5) Intangible Assets
Intangible assets consist of the following at June 30, 2011 and December 31, 2010 (dollars in thousands):

		June 30, 2011			December 31, 2010
	Average	Gross		Net	Gross		Net
	Life	Intangible	Accumulated	Intangible	Intangible	Accumulated	Intangible
	(Years)	Assets	Amortization	Assets	Assets	Amortization	Assets
Amortized intangible assets:
Patents and trademarks	3	$5,117	$(4,211)	$906	$4,576	$(3,885)	$691
Non-compete agreements	3	170	(49)	121	170	(19)	151
Trade names	8	652	(433)	219	652	(375)	277
Customer intangibles	5	1,552	(256)	1,296	1,550	(102)	1,448
Distribution rights	5	375	(32)	343	—	—	—
Proprietary process	5	850	(129)	721	850	(43)	807
Technology license	10	331	(3)	328	—	—	—

Total amortizable		9,047	(5,113)	3,934	7,798	(4,424)	3,374

Non-amortized intangible assets:
In process research and development		220	—	220	220	—	220

Total intangible assets		$9,267	$(5,113)	$4,154	$8,018	$(4,424)	$3,594

Aggregate amortization expense for identifiable intangible assets totaled $310,000 and $689,000 for the three and six months ended June 30, 2011. Aggregate amortization expense for identifiable intangible assets totaled $240,000 and $470,000 for the three and six months ended June 30, 2010.
In February 2011, the Company entered into a marketing, distribution and licensing agreement with PureEnergy Solutions, a manufacturer of rechargeable alkaline batteries. The Company also simultaneously entered into an agreement with Premier Tech Home & Garden to take over its current distribution rights for PureEnergy batteries in Canada. The corresponding value of these distribution rights are reflected in the table above under the caption “Distribution rights.”
In June 2011, the Company made an investment in Pure Energy Visions Corporation, which is a shareholder in Pure Energy Solutions, in which the Company received a license to utilize rechargeable alkaline battery technology. The corresponding value of this license is reflected in the table above under the caption “Technology license.”
(6) Stock-based Compensation
In May 2011, the Company’s stockholders approved an amendment to the Omnibus Long-Term Incentive Plan (the “Omnibus Plan”) to increase the number of shares available for grant by 3,000,000, from 2,350,000 to 5,350,000. The Omnibus Plan was also amended to extend its term to March 11, 2024.
Stock-based compensation expense includes compensation expense, recognized over the applicable requisite service periods for share-based awards. As of June 30, 2011, there were no fully-vested outstanding stock options and no non-vested outstanding stock options. Accordingly, there was no unrecognized compensation expense relating to non-vested stock options at June 30, 2011.
The following table summarizes information regarding restricted stock units for the six months ended June 30, 2011:

	2004 Directors Plan		Omnibus Plan		Inducement Grants
		Weighted		Weighted		Weighted
		Average		Average		Average
		Value per		Value per		Value per
	Number	Share	Number	Share	Number	Share
Outstanding, December 31, 2010	72,276	$1.42	808,229	$1.90	1,425,000	$1.91
Granted	—	—	690,250	$3.00	—	—
Canceled	—	—	(7,500)	$2.82	—	—
Released to common stock	(72,276)	1.42	(296,435)	$2.14	(171,126)	2.13
Released for settlement of taxes	—	—	(109,932)	$2.22	(78,874)	2.13

Outstanding, June 30, 2011	—	$—	1,084,612	$2.50	1,175,000	$1.87

For the three and six months ended June 30, 2011, the Company recorded in general and administrative expense pre-tax charges of $564,000 and $986,000, respectively, associated with the expensing of restricted stock unit (“RSU”) awards activity. For the three and six months ended June 30, 2010, the Company recorded in general and administrative expense pre-tax charges of $351,000 and $618,000, respectively, associated with the expensing of restricted stock unit awards activity

As of June 30, 2011, there was $3,933,000 of total unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted average period of two years.
As of June 30, 2011, all outstanding restricted stock units were non-vested.
(7) Gain on Disposal of Assets and Other Income, net
On April 19, 2010, the Company entered into a transaction with Mission Technology Group (“Mission”) that resulted in complete collection of the remaining unpaid principal balance of $1,700,000 of its note receivable and the sale of its 15% common equity interest in Mission. As the Company had previously recorded a valuation allowance of $1,714,000 against the promissory note, the Company determined that as of March 31, 2010, based on the subsequent collection of $1,700,000 as payment-in-full against the note receivable, collectability of the note was reasonably assured. Accordingly, the Company reversed its valuation allowance against the note receivable and recorded a gain of $1,714,000 during the three months ended March 31, 2010.
(8) Net Income (Loss) per Share
The computation of basic and diluted net income (loss) per share follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Basic net income (loss) per share computation:
Numerator:
Net income (loss)	$(1,939)	$(400)	$(3,578)	$369

Denominator:
Weighted average number of common shares outstanding	33,315	32,750	33,170	32,654

Basic net income (loss) per share:	$(0.06)	$(0.01)	$(0.11)	$0.01

Diluted net income (loss) per share computation:
Numerator:
Net income (loss)	$(1,939)	$(400)	$(3,578)	$369

Denominator:
Weighted average number of common shares outstanding	33,315	32,750	33,170	32,654
Effect of dilutive stock options, warrants, and restricted stock units	—	—	—	1,311

	33,315	32,750	33,170	33,695

Diluted net income (loss) per share:	$(0.06)	$(0.01)	$(0.11)	$0.01

Stock options not included in dilutive loss per share since anti-dilutive	—	15	—	15

Warrants not included in dilutive loss per share since anti-dilutive	5	5	5	5
(9) Comprehensive Income (Loss)
Comprehensive income (loss) for the three and six months ended June 30, 2011 and 2010 includes the following components (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income (loss)	$(1,939)	$(400)	$(3,578)	$369
Other comprehensive income:
Unrealized gain (loss) on available for sale investments	81	14	79	(3)
Foreign currency translation adjustments	45	(66)	179	(116)

Total comprehensive income (loss)	(1,813)	(452)	(3,320)	250

(10) Product Lines, Concentration of Credit Risk and Significant Customers
The Company is engaged in the business of selling accessories for computers and mobile electronic devices. The Company has five product lines, consisting of Power, Batteries, Audio, Protection and Other Accessories. The Company’s chief operating decision maker (“CODM”) continues to evaluate revenues and gross profits based on product lines and geographies.
The following tables summarize the Company’s revenues by product line, as well as its revenues by geography (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Power	$9,162	$9,573	$17,071	$17,594
Batteries	291	—	437	—
Audio	837	—	1,609	—
Protection	338	—	487	—
Other accessories	203	175	455	322

Total revenues	$10,831	$9,748	$20,059	$17,916

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

North America (principally United States)	$7,923	$8,385	$14,758	$14,724
Europe	2,328	867	4,208	2,162
Asia Pacific	580	496	1,093	1,030

	$10,831	$9,748	$20,059	$17,916

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
Two customers accounted for 23% and 10% of net sales for the six months ended June 30, 2011. Two customers accounted for 39% and 13% of net sales for the six months ended June 30, 2010.
Two customer’s accounts receivable balance accounted for 22% and 16% of net accounts receivable at June 30, 2011. Two customers’ accounts receivable balances accounted for 33% and 21% of net accounts receivable at June 30, 2010.
Allowance for doubtful accounts was $129,000 and $131,000 at June 30, 2011 and December 31, 2010, respectively. Allowance for sales returns and price protection was $296,000 and $419,000 at June 30, 2011 and December 31, 2010, respectively.
(11) Contingencies
The Company procures its products primarily from supply sources based in Asia. Typically, the Company places purchase orders for completed products and takes ownership of the finished inventory upon completion and delivery from its supplier. Occasionally, the Company presents its suppliers with ‘Letters of Authorization’ for the suppliers to procure long-lead raw components to be used in the manufacture of the Company’s products. These Letters of Authorization indicate the Company’s commitment to utilize the long-lead raw components in production. As of June 30, 2007, based on a change in strategic direction, the Company determined it would not procure certain products for which it had outstanding Letters of Authorization with suppliers. The Company believes it is probable that it will be required to pay suppliers for certain Letter of Authorization commitments and has already partially settled some of these obligations. At June 30, 2011 and December 31, 2010, the Company had estimated, and recorded, a remaining liability for this contingency in the amount of $175,000 and $160,000, respectively.

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
This report contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “expect,” “anticipate,” “estimate” and other similar statements of expectations identify forward-looking statements. Forward-looking statements in this report can be found in the “Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections as well as other sections of this report and include, without limitation, statements concerning our expectations regarding our anticipated revenue, cash flows, gross profit, gross margins, operating and related expenses and trends for 2011 in key operating metrics, including days outstanding in accounts receivable and inventory turns; our expectation that we expect our overall 2011 revenue to approximate our 2010 revenue; the benefits of our RAMcell batteries; our ability to utilize our net operating loss carryforwards; that sales to Belkin will decline in the future; the timing of our finalization of asset valuations relating to the Adapt and Aerial7 acquisitions; the impact of recent accounting pronouncements; expectations regarding our strategy, including but not limited to, our intentions to continue to develop and introduce new products, accessories and technologies, the expectation that we will expand our line of cases, skins, screen protectors, batteries, audio products and other similar products and introduce them in other markets throughout the world; expectations regarding our ability to successfully increase our customer base and overall product offering and broaden our distribution base; expectations regarding increased component costs from our suppliers and our ability to partially offset these increases by expected increased operating efficiency as a result of increases in revenue; the expectation that we will further expand our intellectual property position by filing for additional patents in various countries around the world; expectations regarding our product development initiatives and strategies, including product bundling, licensing, acquisitions of complementary and synergistic product families and our intentions to expand our distribution beyond consumer retail channels, and develop new customers in the enterprise, government and education channels; our belief that we can improve our ability to drive higher levels of revenue and earnings, which will ultimately have a positive impact on value creation for our shareholders; our expectation that our cash will primarily be used to fund purchases of short-term investments, fund acquisitions, and fund the accounts receivable, inventory needs and working capital of our business through 2011; our belief that we have the ability to hold all of our marketable debt securities to maturity; the belief that our existing cash, cash equivalents, short-term investments and our cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months; our intention to continue to make capital expenditures and pursue opportunities to acquire businesses, products and technologies; the possibility that we may incur debt financing, sell assets not considered integral to our business or issue additional shares of stock; the timing of amortization of stock-based compensation expense; that our power-saving technology will help us establish an industry standard for reduced power consumption; our intention that cash balances in the United Kingdom will remain there for future growth and investments and to meet liquidity requirements; the possibility we may attempt to access a credit facility; our ability to utilize net operating loss carryforwards; our intentions to disclose information about officers and directors that establish or terminate trading plans; our hedging strategies and the market risks relating to our financial instruments; and our expectations regarding the outcome and anticipated impact of various legal proceedings, commitments and contingencies in which we may be involved, including our potential obligations relating to prior letter of authorization commitments.
These forward-looking statements are based largely on our management’s expectations and involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include those discussed in our Annual Report on Form 10-K for the year ended December 31, 2010 under the heading “Risk Factors” and those set forth in other sections of this report and in other reports that we file with the SEC. Additional factors that could cause actual results to differ materially from those expressed in these forward-looking statements include, among others, the following:
•	our dependence on large purchases from significant customers, namely Walmart;

•	further declines in sales to RadioShack;

•	our ability to expand and diversify our customer base;

•	our reliance upon Walmart, as well as other distributors and resellers;

•	our ability to expand our revenue base and development new products and product enhancements;

•	the sufficiency of our revenue to absorb expenses;

•	fluctuations in our operating results because of: increases in product costs from our suppliers, our suppliers’ ability to perform, the timing of new product and technology introductions and product enhancements relative to our competitors, market acceptance of our products, the size and timing of customer orders, our ability to effectively manage inventory levels, delay or failure to fulfill orders for our products on a timely basis, distribution of or changes in our revenue among distribution partners and retailers, our inability to accurately forecast our contract manufacturing needs, difficulties with new product production implementation or supply chain, product defects and other product quality problems, the degree and rate of growth in our markets and the accompanying demand for our products, our ability to expand our internal and external sales forces and build the required infrastructure to meet anticipated growth, and seasonality of sales;

•	increased focus by consumer electronics retailers on their own private label brands;

•	decreasing sales prices on our products over their sales cycles;

•	our ability to expand our revenue base and develop new products and product enhancements;

•	our failure to integrate acquired businesses, products and technologies;

•	our reliance on and the risk relating to outsourced manufacturing fulfillment of our products, including potential increases in manufacturing costs;

•	our ability to manage our anticipated growth;

•	our ability to manage our inventory levels;

•	the negative impacts of product returns;

•	design and performance issues with our products;

•	liability claims;

•	our failure to expand or protect our proprietary rights and intellectual property;

•	intellectual property infringement claims against us;

•	our ability to hire and retain qualified personnel;

•	our ability to secure additional financing to meet our future capital needs;

•	increased competition and/or reduced demand in our industry;

•	our failure to comply with domestic and international laws and regulations;

•	economic conditions, political events, war, terrorism, public health issues, natural disasters and similar circumstances;

•	volatility in our stock price;

•	concentration of stock ownership among our executive officers and principal stockholders;

•	provisions in our certificate of incorporation, bylaws and Delaware law, as well as our stockholder rights plan, that could make a proposed acquisition of the Company more difficult; and

•	dilution resulting from potential future stock issuances.
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

Power
The centerpiece of our power management solutions is our new proprietary iGo Green® technology. Our first iGo Green products are laptop chargers and surge protectors which incorporate our new patented technology. Our iGo Green technology reduces energy consumption and almost completely eliminates standby power, or “Vampire Power.” We believe that this power-saving technology, when combined with our existing universal power products, will help us achieve our long-term goal of establishing an industry standard for reduced power consumption when charging mobile electronic devices. In addition, our universal power products allow users to charge a variety of their mobile electronic devices from a single power source through the use of interchangeable tips, which increases end-user convenience and minimizes electronic waste.
Batteries
Through our relationship with Pure Energy Solutions (“Pure Energy”), we are the exclusive marketer and distributor of Pure Energy’s patented rechargeable alkaline (RAMcell) batteries to retailers world wide (excluding China) with non-exclusive distribution rights in Africa. RAMcell batteries are pre-charged and hold a charge for up to 7 years. Approximately three billion single-use alkaline batteries are sold annually in the United States. RAMcell batteries provide users an environmentally friendly, cost-effective alternative to disposable alkaline batteries. We believe that RAMcell batteries and related battery chargers are complimentary to our power-saving technology and contribute to lower levels of electronic waste.
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
Recent Developments
In February 2011, we entered into a marketing, distribution and licensing agreement with Pure Energy, a manufacturer of rechargeable alkaline batteries. Pursuant to the agreement, iGo will be the exclusive marketer and distributor of Pure Energy’s patented rechargeable alkaline batteries to retailers worldwide (excluding China) with non-exclusive distribution rights in Africa. We also simultaneously entered into an agreement with Premier Tech Home & Garden to take over its current distribution rights for Pure Energy batteries in Canada. As part of the agreement with Premier Tech Home & Garden, we purchased inventory to support sales to these accounts. As part of our agreement with Pure Energy, we will pay certain ongoing royalties to Pure Energy on future sales for the use of the Pure Energy brand, the use of Pure Energy charger technology, and our sales to specific customers. The initial term of the agreement is five years, provided, however, that we must achieve annual minimum sales targets in order to retain our exclusive distribution rights. If we achieve our annual minimum sales targets, we will have the option to extend the agreement for a total of 15 years.

In May 2011, we entered into an investment agreement with Pure Energy Visions Corporation (“Pure Energy Visions”) and expanded our distribution and licensing agreements with its parent company, Pure Energy. Our investment is intended to fund further developments in rechargeable alkaline battery technology and improve the economics of the product line. In return for a total investment of $1.6 million in Pure Energy Visions, we received 2,142,858 shares of Pure Energy Visions common stock (which is traded on the Canadian TSX Venture Exchange under the ticker symbol PEV.V), an interest-free convertible secured debenture having a one-year repayment term that converts into an additional 2,142,858 shares of Pure Energy Visions common stock in lieu of repayment either upon the achievement of certain business goals or earlier at our discretion, and a technology license.
Critical Accounting Policies and Estimates
There were no changes in our critical accounting policies during the six months ended June 30, 2011 from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.
Results of Operations
The following table presents certain selected consolidated financial data for the periods indicated expressed as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	74.1%	66.0%	71.8%	66.7%

Gross profit	25.9%	34.0%	28.2%	33.3%

Operating expenses:
Sales and marketing	20.0%	16.8%	20.9%	19.0%
Research and development	5.6%	4.0%	5.4%	4.0%
General and administrative	18.8%	18.3%	20.3%	19.1%

Total operating expenses	44.4%	39.1%	46.6%	42.1%

Loss from operations	(18.6)%	(5.1)%	(18.4)%	(8.8)%

Other income (expense):
Interest, net	0.2%	0.4%	0.2%	0.5%
Other, net	0.5%	0.6%	0.4%	10.3%

Net income (loss)	(17.9)%	(4.1)%	(17.8)%	2.0%

Comparison of Three Months Ended June 30, 2011 and 2010
Revenue. Revenue generally consists of sales of products, net of returns and allowances. To date, our revenues have come predominantly from power adapters and accessories. The following table summarizes the year-over-year comparison of our consolidated revenue for the periods indicated (dollars in thousands):

	Three Months	Three Months	Increase	Percentage change
	Ended	Ended	From same period	from the same period
	June 30, 2011	June 30, 2010	in the prior year	in the prior year
Revenue	$10,831	$9,748	$1,083	11.1%

Following is a breakdown of revenue by significant account for the three months ended June 30, 2011 and 2010 with the corresponding dollar and percent changes (dollars in thousands):

	For the three months ended June 30
	2011		2010
	Sales	% of Total Sales	Sales	% of Total Sales	$ Change	% Change
Walmart	2,393	22%	1,486	15%	907	61.0%
Belkin	1,007	9%	428	5%	579	135.3%
Office Depot	505	5%	367	4%	138	37.6%
RadioShack	1,035	10%	3,739	38%	(2,704)	(72.3)%
All other customers	5,891	54%	3,728	38%	2,163	58.0%

	10,831	100%	9,748	100%	1,083	11.1%

The increase in revenue for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 was primarily due to the addition of battery, audio and protection product lines as a result of Adapt and Aerial7 acquisitions in the second half of 2010 and the Pure Energy relationship in the first quarter of 2011, combined with the increases in sales to Walmart, Belkin and Office Depot as indicated in the table above. The battery, audio and protection product lines contributed $1.5 million to revenue for the three months ended June 30, 2011, compared to $0 for the three months ended June 30, 2010, and the corresponding revenue is included in the table above under the caption “All other customers”. These increases in revenue were partially offset by the decrease in sales to RadioShack as indicated in the table above. Overall, the increase in revenue was attributable to increased volume, primarily due to the addition of the audio, battery and protection product lines in 2011. We are working to continue to broaden our distribution base during 2011 with the goal of reducing our dependence on sales to Walmart and RadioShack in the future. Furthermore, Belkin has not provided us a forecast for future orders and it is likely our sales to Belkin will decline in the future.
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

	Three Months	Three Months	Increase/(decrease)	Percentage change
	Ended	Ended	From same period	from the same period
	June 30, 2011	June 30, 2010	in the prior year	in the prior year
Cost of revenue	$8,031	$6,436	$1,595	24.8%
Gross profit	$2,800	$3,312	$(512)	(15.5)%
Gross margin	25.9%	34.0%	(8.1)%	NA
The increase in cost of revenue was due primarily to the increase in revenue discussed above. The decrease in gross margin was primarily due to a decrease in average direct margin, which excludes labor and overhead costs, to 42.0% for the three months ended June 30, 2011 compared to 49.1% for the three months ended June 30, 2010, primarily as a result of increased product costs and decreased sales prices on sales of power products. Labor and overhead expenses, which are mostly fixed, increased by $276,000 to $1.8 million, or 16.2% of revenue, for the three months ended June 30, 2011, compared to $1.5 million, or 15.1% of revenue, for the three months ended June 30, 2010. As a result, cost of revenue as a percentage of revenue increased to 74.1% for the three months ended June 30, 2011 from 66.0% for the three months ended June 30, 2010. We continue to see increases in component costs from our primary Asian suppliers combined with increased competition and lower sales prices for our power products, and as a result, we expect gross margins to remain the same or decline slightly for the balance of 2011 compared to 2010.
Sales and marketing. Sales and marketing expenses generally consist of salaries, commissions and other personnel-related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. The following table summarizes the year-over-year comparison of our sales and marketing expenses for the periods indicated (dollars in thousands):

	Three Months	Three Months	Increase	Percentage change
	Ended	Ended	From same period	from the same period
	June 30, 2011	June 30, 2010	in the prior year	in the prior year
Sales and marketing	$2,165	$1,634	$531	32.5%

The increase in sales and marketing expenses primarily resulted from the increases of approximately $314,000 in personnel-related expenses, primarily due to the addition of personnel from the Adapt and Aerial7 acquisitions, and $217,000 in marketing and advertising expenses for the three months ended June 30, 2011, compared to the three months ended June 30, 2010. As a percentage of revenue, sales and marketing expenses increased to 20.0% for the three months ended June 30, 2011 from 16.8% for the three months ended June 30, 2010.
Research and development. Research and development expenses consist primarily of salaries and personnel-related costs, outside consulting, lab costs and travel-related costs of our product development group. The following table summarizes the year-over-year comparison of our research and development expenses for the periods indicated (dollars in thousands):

	Three Months	Three Months	Increase	Percentage change
	Ended	Ended	From same period	from the same period
	June 30, 2011	June 30, 2010	in the prior year	in the prior year
Research and development	$606	$390	$216	55.4%
The increase in research and development expenses primarily resulted from the increases of approximately $108,000 in personnel-related expenses, primarily due to the addition of personnel from the Adapt and Aerial7 acquisitions, for the three months ended June 30, 2011, compared to the three months ended June 30, 2010. Non-recurring engineering expenses also increased by $124,000 for the three months ended June 30, 2011, primarily due to the development of our power-saving microchip with Texas Instruments, compared to the three months ended June 30, 2010. As a percentage of revenue, research and development expenses increased to 5.6% for the three months ended June 30, 2011 from 4.0% for the three months ended June 30, 2010.
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

	Three Months	Three Months	Increase	Percentage change
	Ended	Ended	From same period	from the same period
	June 30, 2011	June 30, 2010	in the prior year	in the prior year
General and administrative	$2,039	$1,785	$254	14.2%
The increase in general and administrative expenses primarily resulted from an increase of $213,000 in equity compensation expense during the three months ended June 30, 2011 compared to the three months ended June 30, 2010. General and administrative expenses as a percentage of revenue increased slightly to 18.8% for the three months ended June 30, 2011 from 18.3% for the three months ended June 30, 2010.
Interest income, net. Interest income, net decreased by $19,000 to $21,000 for the three months ended June 30, 2011 compared to $40,000 for the three months ended June 30, 2010. The decrease was primarily due to collection in full of notes receivable during 2010 and decreased short-term investment balances during 2011. At June 30, 2011, the average yield on our cash and short-term investments was approximately 0%.
Gain on disposal of assets and other income, net. Gain on disposal of assets and other income, net was $50,000 for the three months ended June 30, 2011 compared to $57,000 for the three months ended June 30, 2010.
Income taxes. No provision for income taxes was required for the three months ended June 30, 2011 or 2010. Based on historical operating losses and projections for future taxable income, it is more likely than not that we will not fully realize the benefits of the net operating loss carryforwards. We have not, therefore, recorded a tax benefit from our net operating loss carryforwards for either of the three months ended June 30, 2011 or June 30, 2010, which at June 30, 2011 totaled approximately $157 million.

Comparison of Six Months Ended June 30, 2011 and 2010
Revenue. Revenue generally consists of sales of products, net of returns and allowances. To date, our revenue has come predominantly from power adapters, handheld products, expansion and docking products, and accessories. The following table summarizes the year-over-year comparison of our consolidated revenue for the periods indicated (dollars in thousands):

	Six Months	Six Months	Increase from	Percentage change
	Ended	Ended	same period in the	from the same period
	June 30, 2011	June 30, 2010	prior year	in the prior year
Revenue	$20,059	$17,916	$2,143	12.0%
Following is a breakdown of revenue by significant account for the six months ended June 30, 2011 and 2010 with the corresponding dollar and percent changes (dollars in thousands):

	For the six months ended June 30
	2011		2010
	Sales	% of Total Sales	Sales	% of Total Sales	$ Change	% Change
Walmart	4,595	23%	2,241	13%	2,354	105.0%
Belkin	1,906	10%	1,072	6%	834	77.8%
Office Depot	1,354	7%	367	2%	987	268.9%
RadioShack	1,540	8%	6,968	39%	(5,428)	(77.9)%
All other customers	10,664	52%	7,268	40%	3,396	46.7%

	20,059	100%	17,916	100%	2,143	12.0%

The increase in revenue for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 was primarily due to the addition of battery, audio and protection product lines as a result of Adapt and Aerial7 acquisitions in the second half of 2010 and the Pure Energy relationship in the first quarter of 2011, combined with the increases in sales to Walmart, Belkin and Office Depot as indicated in the table above. The battery, audio and protection product lines contributed $2.5 million to revenue for the six months ended June 30, 2011, compared to $0 for the six months ended June 30, 2010, and the corresponding revenue is included in the table above under the caption “All other customers”. These increases in revenue were partially offset by the decrease in sales to RadioShack as indicated in the table above. Overall, the increase in revenue was attributable to increased volume, primarily due to the addition of the audio, battery and protection product lines in 2011. We are working to continue to broaden our distribution base during 2011 with the goal of reducing our dependence on sales to Walmart and RadioShack in the future. Furthermore, Belkin has not provided us a forecast for future orders and it is likely our sales to Belkin will decline in the future.
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

	Six Months	Six Months	Increase/(decrease)	Percentage change from
	Ended	Ended	from same period in	the same period in the
	June 30, 2011	June 30, 2010	the prior year	prior year
Cost of revenue	$14,400	$11,953	$2,447	20.5%
Gross profit	$5,659	$5,963	$(304)	(5.1)%
Gross margin	28.2%	33.3%	(5.1)%	NA
The increase in cost of revenue was due primarily to the increase in revenue discussed above. The decrease in gross margin was primarily due to a decrease in average direct margin, which excludes labor and overhead costs, to 43.5% for the six months ended June 30, 2011 compared to 47.1% for the six months ended June 30, 2010, primarily as a result of increased product costs and decreased sales prices on sales of power products. Labor and overhead expenses, which are mostly fixed, increased by $621,000 to $3.1 million, or 15.3% of revenue, for the six months ended June 30, 2011, compared to $2.5 million, or 13.8% of revenue, for the six months ended June 30, 2010. As a result, cost of revenue as a percentage of revenue increased to 71.8% for the six months ended June 30, 2011 from 66.7% for the six months ended June 30, 2010. We continue to see increases in component costs from our primary Asian suppliers combined with increased competition and lower sales prices for our power products, and as a result, we expect gross margins to remain the same or decline slightly for the balance of 2011 compared to 2010.

Sales and marketing. Sales and marketing expenses generally consist of salaries, commissions and other personnel-related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. The following table summarizes the year-over-year comparison of our sales and marketing expenses for the periods indicated (dollars in thousands):

	Six Months	Six Months	Increase from	Percentage change
	Ended	Ended	same period in the	from the same period
	June 30, 2011	June 30, 2010	prior year	in the prior year
Sales and marketing	$4,202	$3,405	$797	23.4%
The increase in sales and marketing expenses primarily resulted from increases of approximately $501,000 in personnel related expenses, primarily due to the addition of personnel from the Adapt and Aerial7 acquisitions, and $200,000 in marketing and advertising expenses for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. As a percentage of revenue, sales and marketing expenses increased to 20.9% for the six months ended June 30, 2011 from 19.0% for the six months ended June 30, 2010.
Research and development. Research and development expenses primarily consist of salaries and personnel-related costs, outside consulting, lab costs and travel-related costs of our product development group. The following table summarizes the year-over-year comparison of our research and development expenses for the periods indicated (dollars in thousands):

	Six Months	Six Months	Increase from	Percentage change
	Ended	Ended	same period in the	from the same period
	June 30, 2011	June 30, 2010	prior year	in the prior year
Research and development	$1,077	$709	$368	51.9%
The increase in research and development expenses primarily resulted from the increases of approximately $201,000 in personnel-related expenses, primarily due to the addition of personnel from the Adapt and Aerial7 acquisitions, for the six months ended June 30, 2011, compared to the six months ended June 30, 2010. Non-recurring engineering expenses also increased by $136,000 for the six months ended June 30, 2011, primarily due to the development of our power-saving microchip with Texas Instruments, compared to the six months ended June 30, 2010. As a percentage of revenue, research and development expenses increased to 5.4% for the six months ended June 30, 2011 from 4.0% for the six months ended June 30, 2010.
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

	Six Months	Six Months	Increase from	Percentage change
	Ended	Ended June	same period in the	from the same period
	June 30, 2011	30, 2010	prior year	in the prior year
General and administrative	$4,080	$3,422	$658	19.2%
The increase in general and administrative expenses primarily resulted from an increase of $368,000 in equity compensation expense, $217,000 in amortization expense, and $78,000 in bad debt expense during the six months ended June 30, 2011 compared to the six months ended June 30, 2010. General and administrative expenses as a percentage of revenue increased to 20.3% for the six months ended June 30, 2011 from 19.1% for the six months ended June 30, 2010.
Interest income, net. Interest income, net decreased by $54,000 to $42,000 for the six months ended June 30, 2011 compared to $96,000 for the six months ended June 30, 2010. The decrease was primarily due to collection in full of notes receivable during 2010 and decreased short-term investment balances during 2011. At June 30, 2011, the average yield on our cash and short-term investments was approximately 0%.
Other income, net. Other income, net was $80,000 for the six months ended June 30, 2011 compared to $1.8 million for the six months ended June 30, 2010. The decrease in other income was primarily due to the reversal of the reserve against the Mission note receivable, which resulted in the recognition of a gain of $1.7 million in the 2010 period.

Income taxes. No provision for income taxes was required for the six months ended June 30, 2011 or 2010. Based on historical operating losses and projections for future taxable income, it is more likely than not that we will not fully realize the benefits of the net operating loss carryforwards. We have not, therefore, recorded a tax benefit from our net operating loss carryforwards for either of the six months ended June 30, 2011 or June 30, 2010, which at June 30, 2011 was $157 million.
Operating Outlook
Due to increased competition, both from third parties and private-label brands offered by some of our retail customers, we have experienced a decline in demand for our power products with our traditional customer base. We were successful throughout 2010, however, in increasing our customer base, primarily with the addition of Walmart, and increasing our overall product offering primarily through the acquisitions of Adapt and Aerial7 and in 2011, through our new distribution agreement with Pure Energy. As a result, even though we continue to face increased competition from private-label brands offered by some of our retail customers, including most notably RadioShack, we expect our total 2011 revenue to approximate our 2010 revenue.
We continue to see increases in component costs from our primary Asian suppliers. As a result, we expect gross margins to decline in 2011 compared to 2010. Although we expect operating expenses to increase in 2011 compared to 2010, primarily as a result of increased operating expenses associated with the acquisitions of Adapt and Aerial7 and increased personnel and operational costs related to the anticipated growth of our business, we are currently making reductions in our cost structure to minimize anticipated losses over the remainder of 2011.
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
In addition to our line of power products, we have recently introduced a variety of new mobile electronics accessories both as a result of our internal design efforts and as a result of our acquisition of Adapt and Aerial7 and our distribution agreement with Pure Energy. We expect to continue to introduce additional mobile electronics accessory products in the future as we execute on our vision to attach our products and technology to every mobile electronic device. In order to continue to grow our business and enhance shareholder value, we believe it is necessary to continue to expand our product portfolio. Moving forward, we intend to continue to explore a number of initiatives designed to broaden our product portfolio within the mobile electronics accessories space. We currently plan that the initiatives will consist of internal product development, sourcing products from third-parties, joint marketing ventures, product bundling, licensing opportunities, and acquisitions of complementary and synergistic product families and companies. We also have initiatives to expand our distribution beyond consumer retail with the intent to sell products into the enterprise, government and education channels. All of these initiatives are designed to leverage the inherent strengths of our business, most notably, our strong balance sheet, our compelling portfolio of intellectual property, and our established brand and relationships with major retailers. As we continue to execute on this vision, we believe we can improve our ability to drive higher levels of revenue and earnings, which will ultimately have a positive impact on value creation for our shareholders.
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

Our primary use of cash has been to fund purchases of investments, fund acquisitions, and fund working capital needs of our business, which we expect to continue through 2011. Some of our new suppliers of protection and audio have been unwilling to extend trade credit to us on the same terms and conditions as our power product suppliers have historically done. As a result, we are required to pay for purchases of inventory in advance of the related sale of these products, which has increased our use of cash to support the working capital required to effectively operate our business. Historically, our primary sources of liquidity have been funds provided by the sale of intellectual property assets. We cannot assure you that this source will be available to us in the future.
We currently do not maintain a credit facility with a bank, however, we may attempt to access to this source of financing at some point in the future. Capital markets in the United States and throughout the world remain tight, which could impact our ability to obtain additional or alternative financing, including a credit facility with a bank.
The following table sets forth for the period presented certain consolidated cash flow information (dollars in thousands):

	Six Months Ended June 30,
	2011	2010
Net cash (used in) provided by operating activities	$(6,532)	$1,758
Net cash provided by (used in) investing activities	3,387	(7,308)
Net cash provided by financing activities	—	—
Foreign currency exchange impact on cash flow	177	(116)

Decrease in cash and cash equivalents	$(2,968)	$(5,666)

Cash and cash equivalents at beginning of period	$9,942	$19,775

Cash and cash equivalents at end of period	$6,974	$14,109

•	Net cash (used in) provided by operating activities. Cash was used in our operating activities for the six months ended June 30, 2011 to fund the working capital needs of our business, including inventory purchases. We expect to continue to use cash in operating activities through 2011 to support the anticipated growth of our business.

Our consolidated cash flow operating metrics are as follows:

	Six Months Ended
	June 30,
	2011	2010
Days outstanding in ending accounts receivable (“DSOs”)	64	68
Inventory turns	3	5
The decrease in DSOs at June 30, 2011 compared to June 30, 2010 was primarily due to decrease in sales to RadioShack, which generally requires longer payment terms. We expect DSOs will increase in the second half of 2011 as our revenue base increases. The decrease in inventory turns was primarily due to the decline in revenue from sales to RadioShack, for whom we hold no inventory. We expect to manage inventory growth during 2011 and we expect inventory turns for the remainder of 2011 to remain consistent with the period ended June 30, 2011.

•	Net cash provided by (used in) investing activities. For the six months ended June 30, 2011, net cash was generated by investing activities primarily as a result of the sale of short-term investments, partially offset by our investments in Pure Energy Visions.

•	Net cash provided by financing activities. We had no cash flows from financing activities during the first six months of 2011 or 2010.
Investments. At June 30, 2011, our investments in marketable securities included one issuance of corporate common stock, one corporate debenture, ten corporate bonds, five commercial paper instruments issued by various companies, one United States government securities, and one municipal mutual fund with an aggregate fair value of approximately $10.3 million.

In June 2011, we made an investment in Pure Energy, in which we received 2,142,858 shares of Pure Energy Visions common stock at a price per share equal to $0.286, and an interest-free convertible secured debenture having a one-year repayment term that converts into an additional 2,142,858 shares of Pure Energy Visions common stock in lieu of repayment either upon the achievement of certain business goals or earlier at our discretion.
We believe we have the ability to hold all marketable debt securities to maturity. However, we may dispose of debt securities prior to their scheduled maturity due to changes in interest rates, prepayments, tax and credit considerations, liquidity or regulatory capital requirements, or other similar factors. As a result, we classify all marketable securities as available-for-sale. These securities are reported at fair value based on third-party broker statements, which represents level 2 in the fair value hierarchy. Our investment in Pure Energy is reported at fair value based on a quoted market price, which represents level 1 in the fair value hierarchy. Accordingly, unrealized gains and losses related to these investments are reported in equity as a separate component of accumulated other comprehensive income (loss).
Contractual Obligations. In our day-to-day business activities, we incur certain commitments to make future payments under contracts such as operating leases and purchase orders. Maturities under these contracts are set forth in the following table as of June 30, 2011 (dollars in thousands):

	Payment due by period
	2011	2012	2013	2014	2015	More than 5 years
Operating lease obligations	$222	$452	$463	$83	$—	$—
Inventory Purchase obligations	8,292	—	—	—	—	—

Totals	$8,514	$452	$463	$83	$—	$—

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
Net Operating Loss Carryforwards. As of June 30, 2011, we had approximately $157 million of federal, foreign and state net operating loss carryforwards which expire at various dates. We anticipate that the sale of common stock in our initial public offering and in subsequent private offerings, as well as the issuance of our common stock for acquisitions, coupled with prior sales of common stock will cause an annual limitation on the use of our net operating loss carryforwards pursuant to the change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended. This limitation is expected to have a material effect on the timing of our ability to use the net operating loss carryforwards in the future. Additionally, our ability to use the net operating loss carryforwards is dependent upon our future level of profitability, which cannot be determined.
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
See “Liquidity and Capital Resources” for further discussion of our capital structure. Market risk, calculated as the potential change in fair value of our cash and cash equivalents and resulting from a hypothetical 1.0% (100 basis point) change in interest rates, was not material at June 30, 2011.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures — We maintain disclosure controls and other procedures that are designed to ensure that information required to be disclosed in our filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. With the participation of the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2011, and concluded that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting — There was no change in our internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We have a policy governing transactions in our securities by directors, officers, employees and others which permits these individuals to enter into trading plans complying with Rule 10b5-l under the Securities Exchange Act of 1934, as amended. We have been advised that Michael D. Heil, our President and Chief Executive Officer, Darryl S. Baker, our Vice President and Chief Financial Officer, and Brian M. Roberts, our Vice President, General Counsel and Secretary, each entered into trading plans on May 10, 2011, each of which was in accordance with Rule 10b5-l and our policy governing transactions in our securities. Further, as previously disclosed, Mr. Heil also entered into a trading plan on May 13, 2010 that remains effective. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving the Company.
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

IGO, INC.
Dated: August 5, 2011	By:	/s/ Michael D. Heil
Michael D. Heil
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Darryl S. Baker
Darryl S. Baker
Vice President and Chief Financial Officer and Authorized Officer of Registrant (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number		Description of Document

3.1		Certificate of Incorporation of the Company (1)

3.2		Articles of Amendment to the Certificate of Incorporation of the Company dated as of June 17, 1997 (2)

3.3		Articles of Amendment to the Certificate of Incorporation of the Company dated as of September 10, 1997 (1)

3.4		Articles of Amendment to the Certificate of Incorporation of the Company dated as of July 20, 1998 (1)

3.5		Articles of Amendment to the Certificate of Incorporation of the Company dated as of February 3, 2000 (1)

3.6		Articles of Amendment to the Certificate of Incorporation of the Company dated as of March 31, 2000 (2)

3.7		Certificate of Designations, Preferences, Rights and Limitations of Series G Junior Participating Preferred Stock of the Company (3)

3.8		Certificate of Ownership and Merger Merging iGo Merger Sub Inc. with and into Mobility Electronics, Inc. (4)

3.9		Certificate of Elimination of Series C, Series D, Series E, and Series F Preferred Stock of the Company (4)

3.10		Fourth Amended and Restated Bylaws of the Company (5)

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	**	XBRL Instance Document

101	**	XBRL Taxonomy Extension Schema Document

101	**	XBRL Taxonomy Calculation Linkbase Document

101	**	XBRL Taxonomy Label Linkbase Document

101	**	XBRL Taxonomy Presentation Linkbase Document
** Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

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