Form 10-Q
period 2011-09-30
iGo, Inc.
filed 2011-11-04
CIK 1075656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
YES ☐ NO ☑
At November 1, 2011, there were 33,686,449 shares of the Registrant’s Common Stock, par value $0.01 per share outstanding.

IGO, INC.
FORM 10-Q

PAGE NO.

PART I FINANCIAL INFORMATION	1

Item 1. Financial Statements:	1

Condensed Consolidated Balance Sheets	1

Condensed Consolidated Statements of Operations	2

Condensed Consolidated Statements of Cash Flows	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	21

PART II OTHER INFORMATION	22

Item 1. Legal Proceedings	22

Item 1A. Risk Factors	22

Item 6. Exhibits	22

SIGNATURES	23

EXHIBIT INDEX	24

Items 2, 3, 4 and 5 are not applicable.

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

i

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS:
IGO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$7,291	$9,942
Short-term investments	6,919	14,532
Accounts receivable, net	6,702	8,620
Inventories	12,857	10,307
Prepaid expenses and other current assets	391	460

Total current assets	34,160	43,861
Property and equipment, net	538	654
Goodwill	1,966	1,905
Intangible assets, net	3,978	3,594
Long-term investments	1,120	—
Other assets	159	159

Total assets	$41,921	$50,173

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$2,962	$4,666
Accrued expenses and other current liabilities	943	1,371
Deferred revenue	751	1,838

Total liabilities	4,656	7,875

Equity:
Common stock, $.01 par value; authorized 90,000,000 shares; 33,650,923 and 32,893,892 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	336	329
Additional paid-in capital	173,184	172,241
Accumulated deficit	(136,190)	(130,381)
Accumulated other comprehensive (loss) income	(65)	109

Total equity	37,265	42,298

Total liabilities and equity	$41,921	$50,173

See accompanying notes to unaudited condensed consolidated financial statements.

IGO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenue	$9,666	$12,220	$29,725	$30,137
Cost of revenue	7,542	8,181	21,942	20,134

Gross profit	2,124	4,039	7,783	10,003

Operating expenses:
Sales and marketing	1,849	2,059	6,051	5,464
Research and development	769	351	1,846	1,060
General and administrative	1,757	1,958	5,837	5,380

Total operating expenses	4,375	4,368	13,734	11,904

Loss from operations	(2,251)	(329)	(5,951)	(1,901)

Other income, net:
Interest income, net	13	52	55	147
Gain on disposal of assets and other income, net	7	93	87	1,938

Income (loss) before income tax	(2,231)	(184)	(5,809)	184
Income tax benefit	—	235	—	235

Net income (loss)	$(2,231)	$51	$(5,809)	$419

Net income (loss) per share
Basic	$(0.07)	$0.00	$(0.17)	$0.01

Diluted	$(0.07)	$0.00	$(0.17)	$0.01

Weighted average common shares outstanding
Basic	33,566	32,885	33,440	32,731

Diluted	33,566	34,777	33,440	34,623

See accompanying notes to unaudited condensed consolidated financial statements.

IGO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(5,809)	$419
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Provision for doubtful accounts and sales returns and credits	576	201
Depreciation and amortization	1,322	1,185
Amortization of deferred compensation	1,451	1,007
Gain on sale of business	—	(1,714)
Deferred taxes	—	(235)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,342	(1,216)
Inventories	(2,550)	(5,427)
Prepaid expenses and other assets	(667)	(211)
Accounts payable	(1,704)	4,976
Accrued expenses and other current liabilities	(2,016)	1,265

Net cash (used in) provided by operating activities	(8,055)	250

Cash flows from investing activities:
Purchase of property and equipment	(208)	(236)
Purchase of intangibles	(706)	—
Cash paid for acquisition	—	(900)
Sale (purchase) of short-term investments, net	7,602	(7,430)
Purchase of long-term investments	(1,226)	—

Net cash provided by (used in) investing activities	5,462	(8,566)

Cash flows from financing activities:
Net cash provided by financing activities	—	—

Effects of exchange rate changes on cash and cash equivalents	(58)	13

Net decrease in cash and cash equivalents	(2,651)	(8,303)
Cash and cash equivalents, beginning of period	9,942	19,775

Cash and cash equivalents, end of period	$7,291	$11,472

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
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles, pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying condensed consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2010 included in the Company’s Form 10-K, filed with the SEC. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of results to be expected for the full year or any other period.
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
Recent Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (“FASB”) issued amended guidance on the testing of goodwill for impairment. The amended guidance is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The amended provisions are effective for reporting periods beginning on or after December 15, 2011. However, early adoption is permitted if an entity’s financial statements for the most recent annual or interim period have not yet been issued. This amendment impacts testing steps only, and therefore its adoption will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.
In June 2011, the FASB issued amended guidance on the presentation of comprehensive income. The amended guidance eliminates one of the presentation options provided by current U.S. GAAP, that is to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, it gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance will be effective for reporting periods beginning after December 15, 2011 and will be applied retrospectively. The Company is in the process of evaluating the disclosure impact of this guidance.
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

(2) Fair Value Measurement
As of September 30, 2011, the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis are comprised of overnight money market funds and investments in marketable securities.
The Company invests excess cash from its operating cash accounts in overnight money market funds and reflects these amounts within cash and cash equivalents on the condensed consolidated balance sheet at a net value of 1:1 for each dollar invested.
At September 30, 2011 and December 31, 2010, investments in marketable securities totaling $6,919,000 and $14,532,000, respectively, are classified as short-term investments on the condensed consolidated balance sheets. These investments are considered available-for-sale securities and are reported at fair value based on third-party broker statements, which qualifies as level 2 in the fair value hierarchy. At September 30, 2011, investments in marketable securities totaling $1,120,000 are classified as long-term investments on the condensed consolidated balance sheet. These investments are considered available-for-sale securities and are reported at fair value based on a quoted market price, which qualifies as level 1 in the fair value hierarchy. The unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive (loss) income. Realized gains and losses are included in interest income, net.
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
The Company generated net proceeds of $7,602,000 from the sale of short-term available-for-sale marketable securities during the nine months ended September 30, 2011, and used $7,430,000 to purchase available-for-sale marketable securities during the nine months ended September 30, 2010.
As of September 30, 2011 and December 31, 2010, the amortized cost basis, unrealized holding gains, unrealized holding losses, and aggregate fair value by short-term major security-type investments were as follows (dollars in thousands):

	September 30, 2011			December 31, 2010
		Net			Net
		Unrealized			Unrealized
		Holding			Holding
	Amortized	Gains	Aggregate	Amortized	Gains	Aggregate
	Cost	(Losses)	Fair Value	Cost	(Losses)	Fair Value
U.S. corporate securities:
Commercial paper	$1,599	$—	$1,599	$1,100	$—	$1,100
Corporate notes and bonds	3,222	(6)	3,216	4,519	4	4,523

	4,821	(6)	4,815	5,619	4	5,623

U.S. municipal funds	2,096	8	2,104	2,071	3	2,074
U.S. government securities	—	—	—	6,833	2	6,835

	$6,917	$2	$6,919	$14,523	$9	$14,532

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
As of September 30, 2011 and December 31, 2010, the amortized cost basis, unrealized holding gains, unrealized holding losses, and aggregate fair value by long-term major security-type investments were as follows (dollars in thousands):

	September 30, 2011			December 31, 2010
		Net			Net
		Unrealized			Unrealized
	Amortized	Holding	Aggregate	Amortized	Holding	Aggregate
	Cost	Losses	Fair Value	Cost	Gains	Fair Value
Canadian corporate securities:
Common stock	$613	$(53)	$560	$—	$—	$—
Corporate debenture	613	(53)	560	—	—	—

	$1,226	$(106)	$1,120	$—	$—	$—

(4) Goodwill
Goodwill is as follows (dollars in thousands):

Reported balance at December 31, 2010	$1,905
Adjustment to Adapt	78
Adjustment to Aerial7	(17)

Reported balance at September 30, 2011	$1,966

During the nine months ended September 30, 2011, the Company recorded revised estimates of fair value for certain acquired assets and liabilities assumed related to the acquisitions of Adapt and Aerial7 resulting in a net increase to goodwill of $61,000. The Company finalized its post-close adjustments related to the Adapt acquisition during the third quarter of 2011, and anticipates the finalization of asset valuations and other post-close adjustments will be completed during the fourth quarter of 2011 for Aerial7.
(5) Intangible Assets
Intangible assets consist of the following at September 30, 2011 and December 31, 2010 (dollars in thousands):

		September 30, 2011			December 31, 2010
	Average	Gross		Net	Gross		Net
	Life	Intangible	Accumulated	Intangible	Intangible	Accumulated	Intangible
	(Years)	Assets	Amortization	Assets	Assets	Amortization	Assets
Amortized intangible assets:
Patents and trademarks	3	$5,251	$(4,331)	$920	$4,576	$(3,885)	$691
Non-compete agreements	3	170	(62)	108	170	(19)	151
Trade names	8	652	(463)	189	652	(375)	277
Customer intangibles	5	1,551	(334)	1,217	1,550	(102)	1,448
Distribution rights	5	375	(50)	325	—	—	—
Proprietary process	5	850	(171)	679	850	(43)	807
Technology license	10	331	(11)	320	—	—	—

Total amortizable		9,180	(5,422)	3,758	7,798	(4,424)	3,374
Non-amortized intangible assets:
In process research and development		220	—	220	220	—	220

Total intangible assets		$9,400	$(5,422)	$3,978	$8,018	$(4,424)	$3,594

Aggregate amortization expense for identifiable intangible assets totaled $309,000 and $998,000 for the three and nine months ended September 30, 2011. Aggregate amortization expense for identifiable intangible assets totaled $320,000 and $789,000 for the three and nine months ended September 30, 2010.

In February 2011, the Company entered into marketing, distribution and licensing agreements with Pure Energy Solutions, a manufacturer of rechargeable alkaline batteries. The Company also simultaneously entered into an agreement with Premier Tech Home & Garden to take over its current distribution rights for Pure Energy batteries in Canada. The corresponding value of these distribution rights are reflected in the table above under the caption “Distribution rights.”
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
Stock-based compensation expense includes compensation expense, recognized over the applicable requisite service periods for share-based awards. As of September 30, 2011, there were no fully-vested outstanding stock options and no non-vested outstanding stock options. Accordingly, there was no unrecognized compensation expense relating to non-vested stock options at September 30, 2011.
The following table summarizes information regarding restricted stock units for the nine months ended September 30, 2011:

	2004 Directors Plan		Omnibus Plan		Inducement Grants
		Weighted		Weighted		Weighted
		Average		Average		Average
		Value per		Value per		Value per
	Number	Share	Number	Share	Number	Share
Outstanding, December 31, 2010	72,276	$1.42	808,229	$1.90	1,425,000	$1.91
Granted	—	—	690,250	$3.00	—	—
Canceled	—	—	(126,430)	$2.49	—	—
Released to common stock	(72,276)	1.42	(316,576)	$2.12	(371,127)	1.92
Released for settlement of taxes	—	—	(117,650)	$2.20	(78,874)	2.13

Outstanding, September 30, 2011	—	$—	937,823	$2.52	974,999	$1.89

For the three and nine months ended September 30, 2011, the Company recorded in general and administrative expense pre-tax charges of $465,000 and $1,451,000, respectively, associated with the expensing of restricted stock unit (“RSU”) awards activity. For the three and nine months ended September 30, 2010, the Company recorded in general and administrative expense pre-tax charges of $389,000 and $1,007,000, respectively, associated with the expensing of restricted stock unit awards activity
As of September 30, 2011, there was $3,188,000 of total unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted average period of two years.
As of September 30, 2011, all outstanding restricted stock units were non-vested.
(7) Gain on Disposal of Assets and Other Income, net
On April 19, 2010, the Company entered into a transaction with Mission Technology Group (“Mission”) that resulted in complete collection of the remaining unpaid principal balance of $1,700,000 of its note receivable and the sale of its 15% common equity interest in Mission. As the Company had previously recorded a valuation allowance of $1,714,000 against the promissory note, the Company determined that as of March 31, 2010, based on the subsequent collection of $1,700,000 as payment-in-full against the note receivable, collectability of the note was reasonably assured. Accordingly, the Company reversed its valuation allowance against the note receivable and recorded a gain on disposal of assets of $1,714,000 during the three months ended March 31, 2010.

(8) Net Income (Loss) per Share
The computation of basic and diluted net income (loss) per share follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Basic net income (loss) per share computation:
Numerator:
Net income (loss)	$(2,231)	$51	$(5,809)	$419

Denominator:
Weighted average number of common shares outstanding	33,566	32,885	33,440	32,731

Basic net income (loss) per share:	$(0.07)	$0.00	$(0.17)	$0.01

Diluted net income (loss) per share computation:
Numerator:
Net income (loss)	$(2,231)	$51	$(5,809)	$419

Denominator:
Weighted average number of common shares outstanding	33,566	32,885	33,440	32,731
Effect of dilutive stock options, warrants, and restricted stock units	—	1,892	—	1,892

	33,566	34,777	33,440	34,623

Diluted net income (loss) per share:	$(0.07)	$0.00	$(0.17)	$0.01

Stock options not included in dilutive loss per share since anti-dilutive	—	—	—	—

Warrants not included in dilutive loss per share since anti-dilutive	5	5	5	5
(9) Comprehensive Income (Loss)
Comprehensive income (loss) for the three and nine months ended September 30, 2011 and 2010 includes the following components (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income (loss)	$(2,231)	$51	$(5,809)	$419
Other comprehensive income:
Unrealized gain (loss) on available for sale investments	(196)	12	(116)	9
Foreign currency translation adjustments	(236)	130	(58)	14

Total comprehensive income (loss)	$(2,663)	$193	$(5,983)	$442
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
The following tables summarize the Company’s revenues by product line, as well as its revenues by geography (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Power	$7,511	$11,811	$24,582	$29,406
Batteries	428	—	865	—
Audio	1,335	—	2,943	—
Protection	197	—	685	—
Other accessories	195	409	650	731

Total revenues	$9,666	$12,220	$29,725	$30,137

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
North America (principally United States)	$7,472	$9,585	$22,250	$24,310
Europe	1,119	2,086	5,309	4,248
Asia Pacific	1,075	549	2,166	1,579

	$9,666	$12,220	$29,725	$30,137

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
Two customers accounted for 24% and 10% of net sales for the nine months ended September 30, 2011. Two customers accounted for 38% and 15% of net sales for the nine months ended September 30, 2010.
Two customer’s accounts receivable balance accounted for 19% and 11% of net accounts receivable at September 30, 2011. Two customers’ accounts receivable balances accounted for 42% and 16% of net accounts receivable at September 30, 2010.
Allowance for doubtful accounts was $107,000 and $131,000 at September 30, 2011 and December 31, 2010, respectively. Allowance for sales returns and price protection was $340,000 and $419,000 at September 30, 2011 and December 31, 2010, respectively.
(11) Contingencies
The Company procures its products primarily from supply sources based in Asia. Typically, the Company places purchase orders for completed products and takes ownership of the finished inventory upon completion and delivery from its supplier. Occasionally, the Company presents its suppliers with ‘Letters of Authorization’ for the suppliers to procure long-lead raw components to be used in the manufacture of the Company’s products. These Letters of Authorization indicate the Company’s commitment to utilize the long-lead raw components in production. As of September 30, 2007, based on a change in strategic direction, the Company determined it would not procure certain products for which it had outstanding Letters of Authorization with suppliers. The Company believes it is probable that it will be required to pay suppliers for certain Letter of Authorization commitments and has already partially settled some of these obligations. At September 30, 2011 and December 31, 2010, the Company had estimated, and recorded, a remaining liability for this contingency in the amount of $158,000 and $160,000, respectively.
From time to time, the Company is involved in legal proceedings arising in the ordinary course of its business. The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. The Company regularly reviews contingencies to determine the adequacy of the accruals and related disclosures. The amount of ultimate loss may differ from these estimates. Although it is possible that the results of operations, liquidity, or financial position of the Company could be materially affected in any particular future reporting period by the unfavorable resolution of one or more of these contingencies, the Company currently believes that the ultimate outcome of these matters will not have a material adverse effect on the results of operations, liquidity or financial position of the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “expect,” “anticipate,” “estimate” and other similar statements of expectations identify forward-looking statements. Forward-looking statements in this report can be found in the “Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections as well as other sections of this report and include, without limitation, statements concerning our expectations regarding our anticipated revenue, cash flows, gross profit, gross margins, operating and related expenses and trends for 2011 in key operating metrics, including days outstanding in accounts receivable and inventory turns; our expectation that we expect our overall 2011 revenue to be less than our 2010 revenue; our plans to broaden our distribution base to reduce dependence on sales to Walmart and RadioShack, the benefits of our RAMcell batteries; our anticipated increase in operating and research and development expenses in 2011 compared to 2010; our ability to utilize our net operating loss carryforwards; the timing of our finalization of asset valuations relating to the Aerial7 acquisition; the impact of recent accounting pronouncements; expectations regarding our strategy, including but not limited to, our intentions to continue to develop and introduce new products, accessories and technologies, the expectation that we will expand our line of cases, skins, screen protectors, batteries, audio products and other similar products and introduce them in other markets throughout the world; expectations regarding our ability to successfully increase our customer base and overall product offering and broaden our distribution base; expectations regarding increased component costs from our primary Asian suppliers; the expectation that we will further expand our intellectual property position by filing for additional patents in various countries around the world; expectations regarding our product development initiatives and strategies, including product bundling, licensing, acquisitions of complementary and synergistic product families and our intentions to expand our distribution beyond consumer retail channels, and develop new customers in the enterprise, government and education channels; our belief that we can improve our ability to drive higher levels of revenue and earnings, which will ultimately have a positive impact on value creation for our shareholders; our expectation that our cash will primarily be used to fund purchases of short-term investments, fund acquisitions, and fund the accounts receivable, inventory needs and working capital of our business through 2011; our belief that we have the ability to hold all of our marketable debt securities to maturity; the belief that our existing cash, cash equivalents, short-term investments and our cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months; our intention to continue to make capital expenditures and pursue opportunities to acquire businesses, products and technologies; the possibility that we may incur debt financing, sell assets not considered integral to our business or issue additional shares of stock; the timing of amortization of stock-based compensation expense; that our power-saving technology will help us establish an industry standard for reduced power consumption; our intention that cash balances in the United Kingdom will remain there for future growth and investments and to meet liquidity requirements; the possibility we may attempt to access a credit facility; our ability to utilize net operating loss carryforwards; our hedging strategies and the market risks relating to our financial instruments; and our expectations regarding the outcome and anticipated impact of various legal proceedings, commitments and contingencies in which we may be involved, including our potential obligations relating to prior letter of authorization commitments.
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
iGo®, iGo Green®, Adapt Mobile®, and Aerial7® are registered trademarks of iGo, Inc. or its subsidiaries in the United States and other countries. Other names and brands may be claimed as the property of others.
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
We design and develop products that make computers and mobile electronic devices more efficient and cost effective, thus enabling professionals and consumers higher utilization of their mobile devices and the ability to access information more readily. Our current product offering primarily consists of power, batteries, audio and protection solutions for mobile electronic devices, and we intend to continue to introduce new accessories for mobile electronic devices.

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
Batteries
Through our relationship with Pure Energy Solutions (“Pure Energy”), we are the exclusive marketer and distributor of Pure Energy’s patented rechargeable alkaline (RAMcell) batteries to retailers worldwide (excluding China) with non-exclusive distribution rights in Africa. RAMcell batteries are pre-charged and hold a charge for up to seven years. Approximately three billion single-use alkaline batteries are sold annually in the United States. RAMcell batteries provide users an environmentally friendly, cost-effective alternative to disposable alkaline batteries. We believe that RAMcell batteries and related battery chargers are complementary to our power-saving technology and contribute to lower levels of electronic waste.
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
Recent Developments
In February 2011, we entered into a marketing, distribution and licensing agreements with Pure Energy, a manufacturer of rechargeable alkaline batteries. This agreement was subsequently amended and restated in June 2011 to expand our distribution and licensing rights with respect to these products. Pursuant to the agreement, iGo will be the exclusive marketer and distributor of Pure Energy’s patented rechargeable alkaline batteries to retailers worldwide (excluding China) with non-exclusive distribution rights in Africa. In February 2011, we also simultaneously entered into an agreement with Premier Tech Home & Garden to take over its current distribution rights for Pure Energy batteries in Canada. As part of the agreement with Premier Tech Home & Garden, we purchased inventory to support sales to these accounts. As part of our agreement with Pure Energy, we will pay certain ongoing royalties to Pure Energy on future sales for the use of the Pure Energy brand, the use of Pure Energy charger technology, and our sales to specific customers. The initial term of the agreement is five years, provided, however, that we must achieve annual minimum sales targets in order to retain our exclusive distribution rights beyond December 31, 2013. If we achieve our annual minimum sales targets, we will have the option to extend the agreement for a total of 15 years.
In June 2011, we entered into an investment agreement with Pure Energy Visions Corporation (“Pure Energy Visions”) and expanded our distribution and licensing agreements with its parent company, Pure Energy. Our investment is intended to fund further developments in rechargeable alkaline battery technology and improve the economics of the product line. In return for a total investment of $1.6 million in Pure Energy Visions, we received 2,142,858 shares of Pure Energy Visions common stock (which is traded on the Canadian TSX Venture Exchange under the ticker symbol PEV.V), an interest-free convertible secured debenture having a one-year repayment term that converts into an additional 2,142,858 shares of Pure Energy Visions common stock in lieu of repayment either upon the achievement of certain business goals or earlier at our discretion, and a technology license.

Critical Accounting Policies and Estimates
There were no changes in our critical accounting policies during the nine months ended September 30, 2011 from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.
Results of Operations
The following table presents certain selected consolidated financial data for the periods indicated expressed as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	78.0%	66.9%	73.8%	66.8%

Gross profit	22.0%	33.1%	26.2%	33.2%

Operating expenses:
Sales and marketing	19.1%	16.8%	20.4%	18.1%
Research and development	8.0%	2.9%	6.2%	3.5%
General and administrative	18.2%	16.0%	19.6%	17.9%

Total operating expenses	45.3%	35.7%	46.2%	39.5%

Loss from operations	(23.3)%	(2.7)%	(20.0)%	(6.3)%

Other income (expense):
Interest, net	0.1%	0.4%	0.2%	0.5%
Gain on disposal of assets and other income, net	0.1%	0.8%	0.3%	6.4%

Income (loss) before income tax	(23.1)%	(1.5%)	(19.5)%	0.6%

Income tax benefit	—	1.9%	—	0.8%

Net income (loss)	(23.1)%	0.4%	(19.5)%	1.4%

Comparison of Three Months Ended September 30, 2011 and 2010
Revenue. Revenue generally consists of sales of products, net of returns and allowances. To date, our revenues have come predominantly from power adapters and accessories. The following table summarizes the year-over-year comparison of our consolidated revenue for the periods indicated (dollars in thousands):

	Three Months	Three Months
	Ended	Ended	Decrease	Percentage change
	September 30,	September 30,	From same period	from the same period
	2011	2010	in the prior year	in the prior year
Revenue	9,666	$12,220	$(2,554)	(20.9)%

Following is a breakdown of revenue by significant account for the three months ended September 30, 2011 and 2010 with the corresponding dollar and percent changes (dollars in thousands):

	For the three months ended September 30,
	2011		2010
	Sales	% of Total Sales	Sales	% of Total Sales	$ Change	% Change
Walmart	$2,645	27%	$2,167	18%	478	22.1%
RadioShack	1,520	16%	4,309	35%	(2,789)	(64.7)%
Office Depot	325	3%	690	6%	(365)	(52.9)%
Belkin	249	3%	1,260	10%	(1,011)	(80.2)%
All other customers	4,927	51%	3,794	31%	1,133	29.9%

	$9,666	100%	$12,220	100%	(2,554)	(20.9)%

The decrease in revenue for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 was primarily due to the decrease in sales to RadioShack and Belkin as indicated in the table above. This decrease in revenue was partially offset by the addition of battery, audio and protection product lines as a result of Adapt and Aerial7 acquisitions in the second half of 2010 and the Pure Energy relationship in the first quarter of 2011, combined with the increases in sales to Walmart as indicated in the table above. The battery, audio and protection product lines contributed $2.0 million to revenue for the three months ended September 30, 2011, compared to $0 for the three months ended September 30, 2010, and the corresponding revenue is included in the table above under the caption “All other customers”. We are working to continue to broaden our distribution base with the goal of reducing our dependence on sales to Walmart and RadioShack in the future.
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

	Three Months	Three Months
	Ended	Ended	Decrease from same	Percentage change from
	September 30,	September 30,	period in the prior	the same period in the
	2011	2010	year	prior year
Cost of revenue	$7,542	$8,181	$(639)	(7.8)%
Gross profit	$2,124	$4,039	$(1,915)	(47.4)%
Gross margin	22.0%	33.1%	(11.1)%	NA
The decrease in cost of revenue was due primarily to the decrease in revenue discussed above. The decrease in gross margin was primarily due to a decrease in average direct margin, which excludes labor and overhead costs, to 36.3% for the three months ended September 30, 2011 compared to 49.6% for the three months ended September 30, 2010, primarily as a result of increased product costs and decreased sales prices on sales of power products. Labor and overhead expenses, which are mostly fixed, decreased by $636,000 to $1.4 million, or 14.3% of revenue, for the three months ended September 30, 2011, compared to $2.0 million, or 16.5% of revenue, for the three months ended September 30, 2010. As a result, cost of revenue as a percentage of revenue increased to 78.0% for the three months ended September 30, 2011 from 66.9% for the three months ended September 30, 2010. We continue to experience increases in component costs from our primary Asian suppliers combined with increased competition and lower sales prices for our power products, and as a result, we expect gross margins to remain the same or decline slightly for the balance of 2011 compared to 2010.
Sales and marketing. Sales and marketing expenses generally consist of salaries, commissions and other personnel-related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. The following table summarizes the year-over-year comparison of our sales and marketing expenses for the periods indicated (dollars in thousands):

	Three Months	Three Months
	Ended	Ended	Decrease from	Percentage change
	September 30,	September 30,	same period in the	from the same period
	2011	2010	prior year	in the prior year
Sales and marketing	$1,849	$2,059	$(210)	(10.2)%
The decrease in sales and marketing expenses primarily resulted from the decreases of approximately $95,000 in personnel-related expenses and $107,000 in marketing and advertising expenses for the three months ended September 30, 2011, compared to the three months ended September 30, 2010. As a percentage of revenue, sales and marketing expenses increased to 19.1% for the three months ended September 30, 2011 from 16.8% for the three months ended September 30, 2010.

Research and development. Research and development expenses consist primarily of salaries and personnel-related costs, outside consulting, lab costs and travel-related costs of our product development group. The following table summarizes the year-over-year comparison of our research and development expenses for the periods indicated (dollars in thousands):

	Three Months	Three Months
	Ended	Ended	Increase from same	Percentage change from
	September 30,	September 30,	period in the prior	the same period in the
	2011	2010	year	prior year
Research and development	$769	$351	$418	119.1%
The increase in research and development expenses primarily resulted from the increases of approximately $314,000 in personnel-related expenses, for the three months ended September 30, 2011, compared to the three months ended September 30, 2010. Our research and development personnel increased to nine at September 30, 2011, compared to seven at September 30, 2010. We also terminated four research and development personnel during the three months ended September 30, 2011 and recorded severance expense of $153,000 in connection with those terminations. Non-recurring engineering expenses also increased by $100,000 for the three months ended September 30, 2011, primarily due to the development of our power-saving microchip with Texas Instruments, compared to the three months ended September 30, 2010. As a percentage of revenue, research and development expenses increased to 8.0% for the three months ended September 30, 2011 from 2.9% for the three months ended September 30, 2010.
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

	Three Months	Three Months
	Ended	Ended	Decrease from	Percentage change
	September 30,	September 30,	same period in the	from the same period
	2011	2010	prior year	in the prior year
General and administrative	$1,757	$1,958	$(201)	(10.3)%
The decrease in general and administrative expenses primarily resulted from a decrease of $65,000 in personnel-related expenses and $136,000 in legal expenses during the three months ended September 30, 2011 compared to the three months ended September 30, 2010. General and administrative expenses as a percentage of revenue increased to 18.2% for the three months ended September 30, 2011 from 16.0% for the three months ended September 30, 2010.
Interest income, net. Interest income, net decreased by $39,000 to $13,000 for the three months ended September 30, 2011 compared to $52,000 for the three months ended September 30, 2010. The decrease was primarily due to decreased short-term investment balances during 2011. At September 30, 2011, the average yield on our cash and short-term investments was approximately 0%.
Gain on disposal of assets and other income, net. Gain on disposal of assets and other income, net was $7,000 for the three months ended September 30, 2011 compared to $93,000 for the three months ended September 30, 2010.
Income taxes. No provision for income taxes was required for the three months ended September 30, 2011. Based on historical operating losses and projections for future taxable income, it is more likely than not that we will not fully realize the benefits of the net operating loss carryforwards. We have not, therefore, recorded a tax benefit from our net operating loss carryforwards for the three months ended September 30, 2011, which at September 30, 2011 totaled approximately $157 million. As a result of the acquisition of Adapt Mobile, we recorded a $235,000 tax benefit for the three months ended September 30, 2010. The tax benefit relates to a deferred tax liability resulting from acquired intangible assets that are not expected to be deductible for income tax purposes. As our deferred tax assets, net of deferred tax liabilities, are fully valued at zero, the impact of recording this deferred tax liability resulted in a release of a portion of our deferred tax asset valuation allowance, and was recorded as income tax benefit for the three months ended September 30, 2010.

Comparison of Nine Months Ended September 30, 2011 and 2010
Revenue. Revenue generally consists of sales of products, net of returns and allowances. To date, our revenue has come predominantly from power adapters, handheld products, expansion and docking products, and accessories. The following table summarizes the year-over-year comparison of our consolidated revenue for the periods indicated (dollars in thousands):

	Nine Months	Nine Months
	Ended	Ended	Decrease from	Percentage change
	September 30,	September	same period in the	from the same period
	2011	30, 2010	prior year	in the prior year
Revenue	$29,725	$30,137	$(412)	(1.4)%
Following is a breakdown of revenue by significant account for the nine months ended September 30, 2011 and 2010 with the corresponding dollar and percent changes (dollars in thousands):

	For the Nine Months ended September 30,
	2011		2010
	Sales	% of Total Sales	Sales	% of Total Sales	$ Change	% Change
Walmart	$7,240	24%	$4,409	15%	2,831	64.2%
RadioShack	3,060	10%	11,277	37%	(8,217)	(72.9)%
Belkin	2,155	7%	2,332	8%	(177)	(7.6)%
Office Depot	1,679	6%	1,057	3%	622	58.9%
All other customers	15,591	53%	11,062	37%	4,529	40.9%

	$29,725	100%	$30,137	100%	(412)	(1.4)%

The decrease in revenue for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 was primarily due to the decrease in sales to RadioShack, as indicated in the table above. The decrease in sales to RadioShack was partially offset by increased sales to Walmart and Office Depot combined with sales related to the addition of battery, audio and protection product lines as a result of Adapt and Aerial7 acquisitions in the second half of 2010 and the Pure Energy relationship in the first quarter of 2011. The battery, audio and protection product lines contributed $4.5 million to revenue for the nine months ended September 30, 2011, compared to $0 for the nine months ended September 30, 2010, and the corresponding revenue is included in the table above under the caption “All other customers”. We are working to continue to broaden our distribution base with the goal of reducing our dependence on sales to Walmart and RadioShack in the future.
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

	Nine Months	Nine Months
	Ended	Ended	Increase/(decrease)	Percentage change from
	September 30,	September 30,	from same period in	the same period in the
	2011	2010	the prior year	prior year
Cost of revenue	$21,942	$20,134	$1,808	9.0%
Gross profit	$7,783	$10,003	$(2,220)	(22.2)%
Gross margin	26.2%	33.2%	(7.0)%	NA
The increase in cost of revenue and corresponding decrease in gross margin was primarily due to a decrease in average direct margin, which excludes labor and overhead costs, to 41.2% for the nine months ended September 30, 2011 compared to 48.1% for the nine months ended September 30, 2010, primarily as a result of increased product costs and decreased sales prices on sales of power products. Labor and overhead expenses, which are mostly fixed, were $4.5 million, or 15.0% of revenue, for the nine months ended September 30, 2011, which was consistent with $4.5 million, or 14.9% of revenue for the nine months ended September 30, 2010. As a result, cost of revenue as a percentage of revenue increased to 73.8% for the nine months ended September 30, 2011 from 66.8% for the nine months ended September 30, 2010. We continue to experience increases in component costs from our primary Asian suppliers combined with increased competition and lower sales prices for our power products, and as a result, we expect gross margins to remain the same or decline slightly for the balance of 2011 compared to 2010.

Sales and marketing. Sales and marketing expenses generally consist of salaries, commissions and other personnel-related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. The following table summarizes the year-over-year comparison of our sales and marketing expenses for the periods indicated (dollars in thousands):

	Nine Months	Nine Months
	Ended	Ended	Increase from	Percentage change
	September 30,	September 30,	same period in the	from the same period
	2011	2010	prior year	in the prior year
Sales and marketing	$6,051	$5,464	$587	10.7%
The increase in sales and marketing expenses primarily resulted from increases of approximately $391,000 in personnel related expenses, primarily due to the addition of personnel from the Adapt and Aerial7 acquisitions, and $202,000 in sales samples and trade show expenses for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. As a percentage of revenue, sales and marketing expenses increased to 20.4% for the nine months ended September 30, 2011 from 18.1% for the nine months ended September 30, 2010.
Research and development. Research and development expenses primarily consist of salaries and personnel-related costs, outside consulting, lab costs and travel-related costs of our product development group. The following table summarizes the year-over-year comparison of our research and development expenses for the periods indicated (dollars in thousands):

	Nine Months	Nine Months
	Ended	Ended	Increase from same	Percentage change from
	September 30,	September 30,	period in the prior	the same period in the
	2011	2010	year	prior year
Research and development	$1,846	$1,060	$786	74.2%
The increase in research and development expenses primarily resulted from the increases of approximately $520,000 in personnel-related expenses, primarily due to the addition of personnel from the Adapt and Aerial7 acquisitions and severance payments associated with a reduction in personnel, for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. Non-recurring engineering expenses also increased by $233,000 for the nine months ended September 30, 2011, primarily due to the development of our power-saving microchip with Texas Instruments, compared to the nine months ended September 30, 2010. As a percentage of revenue, research and development expenses increased to 6.2% for the nine months ended September 30, 2011 from 3.5% for the nine months ended September 30, 2010.
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

	Nine Months	Nine Months
	Ended	Ended	Increase from same	Percentage change
	September 30,	September 30,	period in the prior	from the same period
	2011	2010	year	in the prior year
General and administrative	$5,837	$5,380	$457	8.5%
The increase in general and administrative expenses primarily resulted from an increase of $444,000 in equity compensation expense for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. General and administrative expenses as a percentage of revenue increased to 19.6% for the nine months ended September 30, 2011 from 17.9% for the nine months ended September 30, 2010.
Interest income, net. Interest income, net decreased by $92,000 to $55,000 for the nine months ended September 30, 2011 compared to $147,000 for the nine months ended September 30, 2010. The decrease was primarily due to collection in full of notes receivable during 2010 and decreased short-term investment balances during 2011. At September 30, 2011, the average yield on our cash and short-term investments was approximately 0%.

Other income, net. Other income, net was $87,000 for the nine months ended September 30, 2011 compared to $1.9 million for the nine months ended September 30, 2010. The reversal of the reserve against the Mission note receivable, resulted in the recognition of a gain of $1.7 million in the 2010 period.
Income taxes. No provision for income taxes was required for the nine months ended September 30, 2011. Based on historical operating losses and projections for future taxable income, it is more likely than not that we will not fully realize the benefits of the net operating loss carryforwards. We have not, therefore, recorded a tax benefit from our net operating loss carryforwards for the nine months ended September 30, 2011, which at September 30, 2011 was $157 million. As a result of the acquisition of Adapt Mobile, we recorded a $235,000 tax benefit for the nine months ended September 30, 2010. The tax benefit relates to a deferred tax liability resulting from acquired intangible assets that are not expected to be deductible for income tax purposes. As our deferred tax assets, net of deferred tax liabilities, are fully valued at zero, the impact of recording this deferred tax liability resulted in a release of a portion of our deferred tax asset valuation allowance, and was recorded as income tax benefit for the nine months ended September 30, 2010.
Operating Outlook
Due to increased competition, both from third parties and private-label brands offered by some of our retail customers, we have experienced a decline in demand for our power products with our traditional customer base. We were successful throughout 2010, however, in increasing our customer base, primarily with the addition of Walmart, and increasing our overall product offerings primarily through the acquisitions of Adapt and Aerial7 and in 2011, through our new distribution agreement with Pure Energy. As a result, because we continue to face increased competition from private-label brands offered by some of our retail customers, including most notably RadioShack, we expect our total 2011 revenue to be less than our 2010 revenue.
We continue to see increases in component costs from our primary Asian suppliers. As a result, we expect gross margins to decline in 2011 compared to 2010. Although we expect operating expenses to increase in 2011 compared to 2010, primarily as a result of increased operating expenses associated with the acquisitions of Adapt and Aerial7, we have made reductions in our cost structure in an attempt to minimize anticipated losses over the remainder of 2011.
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

Liquidity and Capital Resources
Cash and Cash Flow. Our available cash and cash equivalents are held in bank deposits and money market funds in the United States and in the United Kingdom. Our cash balances held in the United Kingdom are denominated in British pound sterling and Euro. Our intent is that the cash balances in the United Kingdom will remain there for future growth and investments, and we will meet any liquidity requirements in the United States through ongoing cash flows, external financing, or both. We actively monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal while secondarily maximizing yield on those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities. To date, we have experienced no material loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.
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
Our primary use of cash has been to fund operating losses, fund acquisitions, and fund working capital needs of our business, which we expect to continue through 2011. Some of our new suppliers of protection and audio have been unwilling to extend trade credit to us on the same terms and conditions as our power product suppliers have historically done. As a result, we are required to pay for purchases of inventory in advance of the related sale of these products, which has increased our use of cash to support the working capital required to effectively operate our business. Historically, our primary sources of liquidity have been funds provided by the sale of intellectual property assets. We cannot assure you that this source will be available to us in the future.
We currently do not maintain a credit facility with a bank, however, we may attempt to access this source of financing at some point in the future. Capital markets in the United States and throughout the world remain tight, which could impact our ability to obtain additional or alternative financing, including a credit facility with a bank.
The following table sets forth, for the period presented, certain consolidated cash flow information (dollars in thousands):

	Nine Months Ended September 30,
	2011	2010
Net cash (used in) provided by operating activities	$(8,055)	$250
Net cash provided by (used in) investing activities	5,462	(8,566)
Net cash provided by financing activities	—	—
Foreign currency exchange impact on cash flow	(58)	(13)

Decrease in cash and cash equivalents	$(2,651)	$(8,303)

Cash and cash equivalents at beginning of period	$9,942	$19,775

Cash and cash equivalents at end of period	$7,291	$11,472

•	Net cash (used in) provided by operating activities. Cash was used in our operating activities for the nine months ended September 30, 2011 to fund the working capital needs of our business, including inventory purchases. We expect to continue to use cash in operating activities through 2011.

Our consolidated cash flow operating metrics are as follows:

	Nine Months Ended
	September 30,
	2011	2010
Days outstanding in ending accounts receivable (“DSOs”)	62	73
Inventory turns	2	3
The decrease in DSOs at September 30, 2011 compared to September 30, 2010 was primarily due to decrease in sales to RadioShack, which generally requires longer payment terms. We expect DSOs will increase in the fourth quarter of 2011 as our revenue base increases. The decrease in inventory turns was primarily due to the decline in revenue from sales to RadioShack, for whom we hold no inventory. We expect to manage inventory growth during 2011 and we expect inventory turns for the remainder of 2011 to remain consistent with the period ended September 30, 2011.

•	Net cash provided by (used in) investing activities. For the nine months ended September 30, 2011, net cash was generated by investing activities primarily as a result of the sale of short-term investments, partially offset by our investments in Pure Energy Visions.
•	Net cash provided by financing activities. We had no cash flows from financing activities during the first nine months of 2011 or 2010.
Investments. At September 30, 2011, our investments in marketable securities included one issuance of corporate common stock, one corporate debenture, eight corporate bonds, four commercial paper instruments issued by various companies, and one municipal mutual fund with an aggregate fair value of approximately $8.0 million.
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
We believe we have the ability to hold all marketable debt securities to maturity. However, we may dispose of debt securities prior to their scheduled maturity due to changes in interest rates, prepayments, tax and credit considerations, liquidity or regulatory capital requirements, or other similar factors. As a result, we classify all marketable securities as available-for-sale. These securities are reported at fair value based on third-party broker statements, which represents level 2 in the fair value hierarchy. Our investment in Pure Energy is reported at fair value based on a quoted market price, which represents level 1 in the fair value hierarchy. Accordingly, unrealized gains and losses related to these investments are reported in equity as a separate component of accumulated other comprehensive (loss) income.
Contractual Obligations. In our day-to-day business activities, we incur certain commitments to make future payments under contracts such as operating leases and purchase orders. Maturities under these contracts are set forth in the following table as of September 30, 2011 (dollars in thousands):

	Payment due by period
						More
	2011	2012	2013	2014	2015	than 5 years
Operating lease obligations	$111	$452	$463	$83	$—	$—
Inventory Purchase obligations	8,407	—	—	—	—	—

Totals	$8,518	$452	$463	$83	$—	$—

Off-Balance Sheet Arrangements. We have no off-balance sheet financing arrangements.
Acquisitions and Dispositions. In the second half of 2010 we acquired Adapt and Aerial7 to complement our product offerings and expand our revenue base. Our future strategy includes the possible acquisition of other businesses to continue to expand or complement our operations. The magnitude, timing and nature of any future acquisitions will depend on a number of factors, including the availability of suitable acquisition candidates, the negotiation of acceptable terms, our financial capabilities and general economic and business conditions. Financing of future acquisitions would result in the utilization of cash, incurrence of additional debt, issuance of additional equity securities or a combination of all of these. Our future strategy may also include the possible disposition of assets that are not considered integral to our business which would likely result in the generation of cash.
Net Operating Loss Carryforwards. As of September 30, 2011, we had approximately $157 million of federal, foreign and state net operating loss carryforwards which expire at various dates. We anticipate that the sale of common stock in our initial public offering and in subsequent private offerings, as well as the issuance of our common stock for acquisitions, coupled with prior sales of common stock will cause an annual limitation on the use of our net operating loss carryforwards pursuant to the change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended. This limitation is expected to have a material effect on the timing of our ability to use the net operating loss carryforwards in the future. Additionally, our ability to use the net operating loss carryforwards is dependent upon our future level of profitability, which cannot be determined.

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
See “Liquidity and Capital Resources” for further discussion of our capital structure. Market risk, calculated as the potential change in fair value of our cash and cash equivalents and resulting from a hypothetical 1.0% (100 basis point) change in interest rates, was not material at September 30, 2011.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures — We maintain disclosure controls and other procedures that are designed to ensure that information required to be disclosed in our filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. With the participation of the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2011, and concluded that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting — There was no change in our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. The Company regularly reviews contingencies to determine the adequacy of the accruals and related disclosures. The amount of ultimate loss may differ from these estimates. Although it is possible that the results of operations, liquidity, or financial position of the Company could be materially affected in any particular future reporting period by the unfavorable resolution of one or more of these contingencies, the Company currently believes that the ultimate outcome of these matters will not have a material adverse effect on the results of operations, liquidity or financial position of the Company.

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

IGO, INC.
Dated: November 4, 2011	By:	/s/ Michael D. Heil
Michael D. Heil
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Darryl S. Baker
Darryl S. Baker
Vice President and Chief Financial Officer and Authorized Officer of Registrant (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1	Certificate of Incorporation of the Company (1)

3.2	Articles of Amendment to the Certificate of Incorporation of the Company dated as of September 17, 1997 (2)

3.3	Articles of Amendment to the Certificate of Incorporation of the Company dated as of September 10, 1997 (1)

3.4	Articles of Amendment to the Certificate of Incorporation of the Company dated as of July 20, 1998 (1)

3.5	Articles of Amendment to the Certificate of Incorporation of the Company dated as of February 3, 2000 (1)

3.6	Articles of Amendment to the Certificate of Incorporation of the Company dated as of March 31, 2000 (2)

3.7	Certificate of Designations, Preferences, Rights and Limitations of Series G Junior Participating Preferred Stock of the Company (3)

3.8	Certificate of Ownership and Merger Merging iGo Merger Sub Inc. with and into Mobility Electronics, Inc. (4)

3.9	Certificate of Elimination of Series C, Series D, Series E, and Series F Preferred Stock of the Company (4)

3.10	Fourth Amended and Restated Bylaws of the Company (5)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101**	XBRL Instance Document

101**	XBRL Taxonomy Extension Schema Document

101**	XBRL Taxonomy Calculation Linkbase Document

101**	XBRL Taxonomy Label Linkbase Document

101**	XBRL Taxonomy Presentation Linkbase Document

**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

*	Filed/furnished herewith

(1)	Previously filed as an exhibit to Registration Statement No. 333-30264 dated February 11, 2000.

(2)	Previously filed as an exhibit to Amendment No. 2 to Registration Statement No. 333-30264 dated May 4, 2000.

(3)	Previously filed as an exhibit to Current Report on Form 8-K filed September 19, 2003.

(4)	Previously filed as an exhibit to Current Report on Form 8-K dated May 21, 2008.

(5)	Previously filed as an exhibit to Form 10-K for the period ended December 31, 2008.