Form 10-K
period 2011-12-31
iGo, Inc.
filed 2012-03-28
CIK 1075656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One).

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☑

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2011) was approximately $34 million.

There were 33,877,610 shares of the registrant’s common stock issued and outstanding as of March 20, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Form 10-K.

iGo, Inc.

FORM 10-K

DISCLOSURE CONCERNING FORWARD-LOOKING STATEMENTS

This report contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “expect,” “anticipate,” “estimate” and other similar statements of expectations identify forward-looking statements. Forward-looking statements in this report can be found in the “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplementary Data” sections as well as other sections of this report and include, without limitation, statements concerning our expectations regarding our anticipated revenue, cash flows, gross profit, gross margins, operating efficiencies, and related expenses for 2012; expectation regarding our strategy, including but not limited to, our intentions to introduce innovative power, battery, audio and protection products, to expand our line of cases, skins, screen protectors and similar products, to develop relationships with a broader set of retailers, to partner with original equipment manufacturers on the integration of our iGo Green technology into various products, to develop and market a broad range of highly differentiated power and complementary products that address additional markets in which we choose to compete, to protect our intellectual property position by aggressively filing for additional patents and pursue infringers of our intellectual property, to pursue opportunities to acquire businesses, products or technologies, and to expand the market availability of our iGo, iGo Green and Aerial7 branded products; expectations regarding future customer product orders; our anticipated ability to broaden our distribution base, thus decreasing our dependence on sales to Walmart and RadioShack; beliefs relating to our competitive advantages and the market need for our products; our belief that our present vendors have sufficient capacity to meet our supply requirements; the expected sources, availability and sufficiency of cash and liquidity; expected market and industry trends; beliefs relating to our distribution capabilities and brand identity; expectations regarding the success of new product introductions; the anticipated strength, and ability to protect, our intellectual property portfolio; our expectation that a small number of customers will continue to represent a substantial percentage of our sales including specifically, but not limited to, Walmart and RadioShack; expectations about inventory levels we will be required to maintain and future sales returns; our expectations about competition; trends in key operating metrics, including days outstanding in accounts receivable and inventory turns; our ability to meet the minimum listing requirements to remain on The NASDAQ Global Market and our intentions relating thereto; the sufficiency of our receivables and returns reserves; the sufficiency of our facilities; that our products will increasingly be subject to infringement claims; the future recognition of deferred revenue; the results of future tax audits and tax settlements; the realizability of our deferred tax asset and the outcome of uncertain tax positions; future payments to suppliers for letters of authorization; the possibility that we may issue additional shares of stock or attempt to access a credit facility; our intention and ability to hold marketable securities to maturity; our intentions about employing hedging strategies; that we may repurchase shares of our common stock; and our expectations regarding the outcome and anticipated impact of various legal proceedings in which we may be involved. These forward-looking statements are based largely on our management’s expectations and involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include those discussed herein under the heading “Risk Factors” and those set forth in other sections of this report and in other reports that we file with the Securities and Exchange Commission.

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

Our Company

Our vision is to attach our products and technology to every mobile electronic device. Historically, the majority of our business was derived from the sale of chargers for laptops, however, the mobile electronic device market changes rapidly and has recently seen increased consumer adoption and use of smartphones and tablets. As a result of this shift, we have expanded our offering of products beyond our traditional power offerings to include a variety of accessories to support the increased utilization of smartphones and tablets, including audio, protection, and battery products. Increased functionality and the ability to access and manage information remotely are driving the proliferation of mobile electronic devices and applications. The popularity of these devices is increasing due to reductions in size, weight and cost and improvements in functionality, storage capacity and reliability. Each of these devices needs to be powered and connected when in the home, the office, or on the road, and can be accessorized, representing opportunities for one or more of our products.

We design and develop products that make mobile electronic devices more efficient and cost effective, thus enabling professionals and consumers higher utilization of their mobile devices and the ability to access information more readily. Our current product offering primarily consists of power, batteries, audio and protection solutions for mobile electronic devices, and we intend to continue to introduce new accessories for mobile electronic devices.

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

Power

The centerpiece of our power management solutions is our new proprietary iGo Green® technology. Our first iGo Green products are laptop chargers and surge protectors that incorporate our new patented technology. Our iGo Green technology reduces energy consumption and almost completely eliminates standby power, or “Vampire Power.” We believe that this power-saving technology will help us achieve our long-term goal of establishing an industry standard for reduced power consumption when charging mobile electronic devices.

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

Our Industry

Over the past two decades, technological advancements in the electronics industry have greatly expanded mobile device capabilities. Mobile electronic devices, which are used extensively for both business and personal purposes, include portable computers, tablets, smartphones and other portable media devices. The popularity of these devices is benefiting from reductions in size, weight and cost and improvements in functionality, storage capacity and reliability. In addition, advances in wireless technology have enabled remote access to data networks and the Internet.

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

Mobile electronic device users usually require the use of their devices while away from their home or office. Many of these mobile devices have limited battery life, which results in the need to frequently connect to a power source to operate the device or recharge the battery. A number of factors limit the efficient use and charging of these devices:

•	the majority of chargers are model-specific, requiring a mobile user to carry a dedicated charger for each device;

•	mobile electronic devices are generally sold with only one charger, forcing many users to purchase additional chargers for convenience and ease of use; and

•	mobile electronic device users tend to carry multiple devices and at times only one power source is available, limiting a user’s ability to recharge multiple devices simultaneously.

Vampire power results from devices that continue to consume power, even when they are idle or shut off. The United States Environmental Protection Agency (“EPA”) estimates that vampire power accounts for more than $10 billion in annual energy costs in the United States alone. In addition to tangible dollar costs, vampire power negatively impacts the environment by wasting vast amounts of electricity. Furthermore, according to the Global System for Mobile Communications Association, or “GSMA,” discarded chargers account for approximately 51,000 tons of waste annually. We believe this creates the need driven by consumers for power solutions that have the ability to drastically reduce vampire power and electronic waste.

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

The increased functionality of smartphones and portable media devices, including features such as enhanced audio- and video-playing capabilities, has increased the need for audio accessories like headphones and speakers. Consumers are also demanding more functionality from these audio accessories, including high-quality sound output, volume controls and communication capabilities, such as an in-line microphone, that allow the consumer to not only hear, but also communicate with others. In addition to increased functionality, consumers also desire audio accessories that are fashionable and reflect their personal tastes. These consumer demands have resulted in an expanded demand for high-quality, fashionable headphones.

Our Strategy

We intend to capitalize on our current strategic position in the mobile electronic device market by continuing to introduce innovative power, battery, audio and protection products that suit the needs of a broad range of users of these devices. This includes power solutions that are green in nature. It is our goal is to attach our products and technology to every mobile electronic device and to be a market leader in providing unique and innovative solutions to mobile users. Elements of our strategy include:

Integration of Green Technology in New Power Solutions. To partner with original equipment manufacturers (“OEMs”) on the integration of our patented iGo Green technology into traditional power supplies that are bundled with various products offered by these OEMs, including portable computers and non-portable electronic products, such as gaming devices, printers and projectors. In addition, the integration of our patented iGo Green technology into new products, such as surge protectors gives us the opportunity to expand into channels that we have not traditionally addressed, such as the home improvement market. Further, the possibility extends directly into the home and commercial building markets through the integration of our iGo Green technology directly into the AC outlets found in the home and office.

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

Acquire Complementary Businesses, Products and Technologies. In addition to designing and developing products and technologies on our own, we may pursue opportunities to acquire businesses, products or technologies that complement or expand our current range of products and sales and marketing opportunities.

Broaden Distribution of Our Products. To expand the market availability of our products, we plan to develop relationships with a broader set of retailers and wireless carriers, some of whom may be served through distribution partners. We expect that these relationships will allow us to diversify our customer base, add stability and decrease our traditional reliance upon a limited number of private label resellers. We also expect that these relationships will significantly increase the availability and exposure of our products, particularly among large national and international retailers and wireless carriers.

Our Products and Solutions

Power. Historically, the majority of our business was derived from the sale of chargers for laptops, however, the mobile electronic device market changes rapidly and has recently seen increased consumer adoption and use of smartphones and tablets. We continue to offer a range of traditional power solutions for laptops and other mobile electronic devices. In addition, our patented iGo Green technology addresses broad applications relating to power supplies for office equipment, personal electronics and appliances, and covers the only power circuit technology that virtually eliminates vampire power automatically. Sales of power products represented approximately 79%, 94%, and 99% (as recast) of our total revenue for the years ended December 31, 2011, 2010 and 2009, respectively.

Batteries. Through our relationship with Pure Energy, we are the exclusive marketer and distributor of Pure Energy’s RAMcell batteries to retailers worldwide (excluding China) with non-exclusive distribution rights in Africa. RAMcell batteries are pre-charged and hold a charge for up to seven years. Approximately three billion single-use alkaline batteries are sold annually in the United States. RAMcell batteries provide users an environmentally friendly, cost-effective alternative to disposable alkaline batteries. We believe that RAMcell batteries and related battery chargers are complementary to our power-saving technology and contribute to lower levels of electronic waste. Sales of battery products represented approximately 5% of our total revenue for the year ended December 31, 2011. For the years ended December 31, 2010 and 2009 we had no sales of battery products.

Audio. Our audio solutions include our line of headphones and portable speakers which allow consumers to use their mobile electronic devices for both entertainment and communication. Our line of audio products offer consumers the ability to both communicate with others via an in-line microphone that can be used with a portable computer, mobile phone or other portable media device, as well the ability to listen to music or video from these devices. Similar to our protection products, our line of audio products is also fashionably designed, allowing consumers to express their unique and personal style. Sales of audio products represented 11% and 1% of our total revenue for the years ended December 31, 2011 and December 31, 2010, respectively. For the year ended December 31, 2009 we had no sales of audio products.

Protection. Our protection solutions, including cases, skins and protective screens, utilize innovative materials and unique designs to protect mobile electronic devices, while simultaneously complementing or enhancing the design of the device. Currently, our protection solutions are primarily marketed in Europe and, over time, we intend to introduce these products in other markets throughout the world. Sales of protection products represented approximately 3% and 1% of our total revenue for the years ended December 31, 2011 and December 31, 2010, respectively. For the year ended December 31, 2009 we had no sales of protection products.

Other Accessories. Our other accessories solutions primarily include stands for portable computers and other miscellaneous mobile electronic accessories. Sales of other accessory products represented approximately 2%, 4% and 1% of our total revenue for the years ended December 31, 2011, 2010 and 2009, respectively.

Sales and Marketing

We market and sell our products on a worldwide basis to retailers, resellers, distributors, wireless carriers and directly to end users through our iGo.com and Aerial7 websites. Our sales organization is primarily aligned with our core retail and distribution channels and geographies throughout North America, Europe and Asia. During 2011, approximately 86% of our sales were through retailers and distributors and approximately 7% of our sales were through private label resellers and OEMs.

Our total global revenue consisted of the following regional results: Americas sales of $28.3 million, or 74% of our consolidated revenue; European sales of $7.2 million, or 19% of our consolidated revenue; and Asia Pacific sales of $2.9 million, or 7% of our consolidated revenue.

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

Customers

We are dependent upon a relatively small number of customers for a significant portion of our revenue, including most notably Walmart and RadioShack. We intend to develop relationships with a broader set of retailers and resellers to expand the market availability of our products. Our goal is that these relationships will allow us to diversify our customer base, add stability and decrease our traditional reliance upon a limited number of retailers and resellers. These relationships could significantly increase the availability and exposure of our products, particularly among large national and international retailers and wireless carriers, however we give no assurance we could expand our customer base in a manner that would significantly reduce our current customer concentration.

We sell to resellers, such as Microcel, retailers, such as Walmart, RadioShack and Office Depot, private label resellers, such as Belkin, and directly to end users through our iGo.com and Aerial7 websites. Sales to Walmart and RadioShack accounted for 31% of revenue for the year ended December 31, 2011, compared to

51% for the year ended December 31, 2010 and 43% (as recast) for the year ended December 31, 2009. No customer other than Walmart or RadioShack accounted for greater than 10% of sales for the year ended December 31, 2011. The loss of Walmart or RadioShack would likely have a material adverse effect on our business. For our distribution and retail customers, we build product and maintain inventory at various third-party warehouses that are under our control until these customers place, and we fulfill, purchase orders for this product. For private label resellers, we build product to the private label resellers’ orders, who take possession of the inventory upon delivery to a freight forwarder. For various retailers, we retain ownership of inventory until the product sells through to consumers.

As is generally the practice in our industry, a portion of our sales to distributors and retailers is generally under terms that provide for stock balancing return privileges and price protection. Accordingly, we make a provision for estimated sales returns and other allowances related to those sales. Returns, which are netted against our reported revenue, were approximately 5% for the year ended December 31, 2011, 3% for the year ended December 31, 2010, and less than 1% of revenue for the year ended December 31, 2009. Also, as is generally the practice in our industry, our OEM and private-label reseller customers only have return rights in the event that our product is defective. Accordingly, we make a provision for estimated defective product warranty claims for these customers. Defective product warranty claims were approximately 1% of revenue or less for the years ended December 31, 2011, 2010 and 2009.

Backlog

Our backlog at February 21, 2012 was approximately $2.3 million, compared with backlog of approximately $2.5 million at February 15, 2011. Backlog includes orders confirmed with a purchase order for products scheduled to be shipped within 90 days to customers with approved credit status. Because of the generally short cycle between order and shipment and because of occasional customer changes in delivery schedules and order cancellations (which are made without significant penalty), we do not believe that our backlog, as of any particular date, is necessarily indicative of actual net sales for any future period.

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

As of December 31, 2011, our research and development group consisted of nine people who are responsible for hardware and software design and product testing. Electrical design services are provided to us by several of our outsource partners under the supervision of our in-house research and development group. Amounts spent on research and development for the years ended December 31, 2011, 2010, and 2009 were $2.4 million, $1.5 million, and $2.0 million (as recast), respectively.

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

We purchase the principal components of our products from outside vendors. The terms of supply contracts are negotiated by us or our manufacturing partners with each vendor. We believe that our present vendors have sufficient capacity to meet our supply requirements and that alternative production sources for most components are generally available without interruption, however, several vendors are sole sourced. In order to ensure timely delivery of products to customers, from time to time, we issue letters of authorization to our suppliers that authorize them to secure long lead components in advance of purchase orders for products. Further information about commitments and contingencies relating to letters of authorization is contained in Note 16 to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.

We employ the services of an outsourced logistics company to efficiently manage the packaging and shipment of our iGo, iGo Green, and Aerial7 branded products to our various retail and distribution channels. The majority of our private-label products are shipped by our outsource manufacturers to our private-label reseller customers or to their fulfillment hubs.

Competition

The market for our products is intensely competitive, subject to rapid change and sensitive to new product introductions or enhancements and marketing efforts by industry participants. The principal competitive factors affecting the markets for our product offerings include corporate and product reputation, innovation with frequent product enhancement, breadth of integrated product line, product design, functionality and features, product quality, performance, ease-of-use, support and price. Although we believe that our products compete favorably with respect to such factors, there can be no assurance that we can maintain our competitive position against current or potential competitors, especially those with greater financial, marketing, service, support, technical or other competitive resources. However, we believe that our innovative products, coupled with our strategic relationships with private-label resellers, retailers, resellers, distributors, and wireless carriers provide us with a competitive advantage in the marketplace. In particular, with respect to our power products, we primarily compete with products offered by low-cost manufacturers, specialized third-party mobile computing accessory companies such as Zagg, Skullcandy, Targus and Kensington, and retailer and OEM private label product offerings, including those offered by RadioShack, HP and Best Buy.

Proprietary Rights

We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyrights, trademarks, and trade secret laws. We have a program to file applications for and obtain patents, copyrights, and trademarks in the United States and in selected foreign countries where we believe filing for such protection is appropriate. We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements. As of March 1, 2012, we held a variety of patents and patents pending throughout the world relating to our power technology, including seven newly issued patents relating to our iGo Green technology. There can be no assurance, however, that the rights we have obtained can be successfully enforced against infringing products in every jurisdiction. Although we believe the protection afforded by our patents, copyrights, trademarks, and trade secrets has value, the rapidly changing technology in our industry and uncertainties in the legal process make our future success dependent primarily on the innovative skills, technological expertise, and management abilities of our employees rather than on the protection afforded by patent, copyright, trademark, and trade secret laws.

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

Employees

As of December 31, 2011 we had 64 full-time employees, 41 located in the United States, 14 located in Asia, 6 located in Europe and 3 located in Australia, including 18 employed in operations, 9 in research and development, 26 in sales and marketing and 11 in administration. We engage temporary employees from time to time to augment our full time employees, generally in operations. None of our employees are covered by a collective bargaining agreement. We believe we have good relationships with our employees.

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

We have experienced significant operating losses since inception and, as of December 31, 2011, have an accumulated deficit of $142 million. We intend to make expenditures on an ongoing basis to support our operations, primarily from cash generated from operations and, if available, from lines of credit, as we develop and introduce new products and expand into new markets. If we do not achieve revenue growth sufficient to absorb our planned expenses, we will experience additional losses in future periods. In addition, there can be no assurance that we will achieve or sustain profitability.

Our future success is dependent on market acceptance of our products. If the market acceptance for our products does not grow, we will not be able to increase or sustain our revenue, and our business will be severely harmed. If we do not achieve widespread market acceptance of our power products and technology, including our iGo Green technology, we may not be able to maintain our existing revenue or achieve anticipated revenue. For example, we currently derive a material portion of our revenue from the sale of our power products and we anticipate that a material portion of our revenue in the foreseeable future will continue to be derived from our family of power products. We can give no assurance that the power product category, or the protection and audio product categories, will develop sufficiently to cover our expenses and costs. Moreover, our products may not achieve widespread market acceptance if:

•	we lose, or fail to replace, any significant retail or distribution partners;

•	we fail to expand or protect our proprietary rights and intellectual property;

•	we fail to complete development of these products in a timely manner;

•	we fail to achieve the performance criteria required of these products by our customers; or

•	competitors introduce similar or superior products.

In addition, our universal chargers include a feature that allows a single version of these products to be used with almost any mobile electronic device. In recent years, many mobile electronic device manufacturers have designed their products in such a way as to limit the use of universal devices with their devices, which has reduced the applicability of universal charger products and limited the market acceptance of our power products.

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

The market for our products is highly competitive and in general is characterized by rapid technological advances, changing customer needs and evolving industry standards. If we fail to continue to introduce new products and product enhancements that achieve broad market acceptance on a timely basis, we will not be able to compete effectively, and we will be unable to increase or maintain our revenue. Our future success will depend in large part upon our ability to:

•	develop, in a timely manner, new products and services that keep pace with developments in technology and customer expectations;

•	cover potentially higher manufacturing costs of new products and meet potentially new manufacturing requirements;

•	deliver new products and services through changing distribution channels; and

•	respond effectively to new product announcements by our competitors by quickly introducing competing products.

We may not be successful in developing and marketing, on a timely and cost-effective basis, either enhancements and expectations to existing products or new products that respond to technological advances and satisfy increasingly sophisticated customer needs. If we fail to introduce or sell innovative new products, our operating results may suffer. In addition, if new industry standards emerge that we do not anticipate or adapt to, our products could be rendered obsolete and our business could be materially harmed. Alternatively, any delay in the development of technology upon which our products are based could result in our inability to introduce new products as planned. The success and marketability of technology and products developed by others is beyond our control.

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

We depend on large purchases from significant customers, notably Walmart and RadioShack, and any loss, cancellation or delay in purchases by these customers could cause a shortfall in revenue, excess inventory and inventory holding or obsolescence charges.

We have historically derived a substantial portion of our revenue from a relatively small number of customers. For example, Walmart and RadioShack together comprised 31% of our revenue for the year ended

December 31, 2011. For the year ended December 31, 2011, Walmart alone represented 21% of our revenue. Neither Walmart nor RadioShack has minimum purchase requirements and can stop purchasing our products at any time and with very short notice. In addition, including Walmart and RadioShack, most of our customer agreements are short term and non-exclusive and provide for purchases on a purchase order basis. If Walmart or RadioShack reduces, delays or cancels orders with us, and we are not able to sell our products to new customers at comparable levels, our revenue could decline significantly and could result in excess inventory and inventory holding or obsolescence charges. In addition, any difficulty in collecting amounts due from Walmart or RadioShack would negatively impact our result of operations and working capital.

Our success is largely dependent upon our ability to expand and diversify our customer base, while simultaneously continuing to retain and build our relationships with Walmart and RadioShack.

We derive a substantial portion of our revenue from Walmart and RadioShack and any adverse change in our relationships with Walmart or RadioShack would have a material adverse effect on our business. If Walmart or RadioShack discontinued purchasing our products, our revenues and net income would decline significantly. For example, sales to RadioShack for the year ended December 31, 2011 declined 74% as compared to the year ended December 31, 2010 and our results will be significantly harmed if similar declines occur in the future with respect to any significant customer. Our success will depend upon our continued ability to retain and build upon our relationships with Walmart and RadioShack, while simultaneously generating relationships with new customers, particularly retail customers willing to sell our products to consumers under our iGo brand.

Although we are attempting to expand our customer base, we cannot assure you that we will be able to retain our largest customers, Walmart and RadioShack, or that we will be able to attract additional customers, or that our customers will continue to buy our products in the same amounts as in prior years. The loss of Walmart or RadioShack, any reduction or interruption in sales to Walmart or RadioShack, our inability to successfully develop relationships with additional customers or future price concessions that we may have to make, could significantly harm our business.

Increased focus by consumer electronics retailers on their own private label brands could cause us to lose shelf space with our existing retail customers and make it more difficult to have our products assorted at new retail customers.

We believe there is an increasing focus by consumer electronics retailers, such as RadioShack and Best Buy, to concentrate an increasing portion of their product assortments within their own private label products. One of our largest customers, RadioShack, sells its own private label brand of power products that compete directly with our power products. These private label lines compete directly with our product lines and may receive prominent positioning on the retail floor by these retailers. Competition has been intense in recent years and is expected to continue. Failure to appropriately respond to these trends or to offer effective sales incentives and marketing programs to our customers could reduce our ability to secure adequate shelf space at our retail customers or generate new sales opportunities with new customers and could adversely affect our financial performance or limit our potential for achieving revenue growth.

Increased reliance upon Walmart and RadioShack, as well as other distributors and resellers, for the sale of our products will subject us to additional risks, and the failure to adequately manage these risks could have a material adverse impact on our operating results.

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

The loss of Walmart, RadioShack, or any other large reseller or distributor customers, would materially harm our business. While we currently have a limited number of reseller and distributor agreements, none of these customers are obligated to purchase products from us. Consequently, any reseller or distributor could cease doing business with us at any time. Our dependence upon Walmart and RadioShack along with a few other resellers and distributors results in a significant concentration of credit risk, thus a substantial portion of our trade receivables outstanding from time to time are often concentrated among a limited number of customers. In addition, many of these customers also have or distribute competing products. If Walmart, RadioShack or our other reseller and distributor customers elect to increase the marketing of competing products or reduce the marketing of our products, our ability to grow our business will be negatively impacted and will adversely impact revenues.

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

Our operating results have fluctuated in the past, and may continue to fluctuate in the future. It is likely that in some future quarter or quarters our operating results will be below the expectations of securities analysts and investors. If this happens, the market price for our common stock may decline significantly. The factors that may cause our operating results to fall short of expectations include:

•	market acceptance of our products, notably including our iGo Green power products and technology;

•	the size and timing of customer orders;

•	increases in product costs from our suppliers;

•	our suppliers’ ability to perform under their contracts with us;

•	the timing of our new product and technology introductions and product enhancements relative to our competitors or changes in our or our competitors’ pricing policies;

•	our ability to effectively manage inventory levels;

•	delay or failure to fulfill orders for our products on a timely basis;

•	our inability to accurately forecast our contract manufacturing needs;

•	difficulties with new product production implementation or supply chain;

•	product defects and other product quality problems;

•	the degree and rate of growth of the markets in which we compete and the accompanying demand for our products;

•	our ability to expand our internal and external sales forces and build the required infrastructure to meet anticipated growth; and

•	seasonality of sales.

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

Our inventory management is complex as we are required to balance the need to maintain strategic inventory levels to ensure competitive lead times against the risk of inventory overstock and obsolescence because of rapidly changing technology and customer requirements. In addition, the need to carefully manage our inventory could increase if we acquire additional customers who require us to maintain certain minimum levels of inventory on their behalf, as well as provide them with inventory return privileges. Our customers may also increase orders during periods of product shortages, cancel orders if their inventory is too high, or delay orders in anticipation of new products. They may adjust their orders in response to the supply of our products and the products of our competitors that are available to them and in response to seasonal fluctuations in end-user demand. If we ultimately determine that we have excess or obsolete inventory, we may have to reduce our prices and write-down inventory, which in turn could result in reduced operating results.

The average selling prices of our products may decrease over their sales cycles, especially upon the introduction of new products, which may negatively affect our gross margins.

Our products typically experience a reduction in the average selling prices over their respective sales cycles. Further, as we introduce new or next generation products, sales prices of previous generation products may decline substantially. In order to sell products that have a falling average selling price and maintain margins at the same time, we need to continually reduce product and manufacturing costs. Furthermore, we typically invoice international customers in their local currency and our revenue and gross margins could be negatively impacted by fluctuations in the currencies where our international customers are located. To manage manufacturing costs, we must collaborate with our third-party manufacturers to engineer the most cost-effective design for our products. There can be no assurances we will be successful in our efforts to reduce these costs and, in some situations, we may even incur price increases from our suppliers. In order to keep our manufacturing costs down, we must carefully manage the price paid for components used in our products as well as manage our freight and inventory costs. If we are unable to reduce the product and manufacturing cost of older products as newer products are introduced or effectively manage cost increases for our products, our average gross margins may decline.

Acquisitions could have negative consequences, which could harm our business.

We have acquired, and intend to continue to pursue opportunities to acquire businesses, products or technologies that complement or expand our current capabilities. For example, in 2010 we acquired Adapt and Aerial7 and we recorded impairment charges of $2.3 million related to these acquisitions in 2011. Additional acquisitions could require significant capital infusions and could involve many risks including, but not limited to, the following:

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

In the past, some of our customers have returned products to us because the product did not meet their expectations, specifications or requirements. These returns were approximately 5% of revenue for the year ended December 31, 2011, 3% for the year ended December 31, 2010, and less than 1% for the year ended December 31, 2009. It is likely that we will experience some level of returns in the future and these levels may be difficult to estimate. A portion of our sales to distributors is generally under terms that provide for certain stock balancing privileges. Under the stock balancing programs, some distributors are permitted to return up to 15% of their prior quarter’s purchases, provided that they place a new order for equal or greater dollar value of the amount returned.

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

We currently rely on cash flow from operations and cash on hand to fund our operating and capital needs. We may, in the future, expend significant capital to further develop our products, increase awareness of our brand names, expand our sales, operating and management infrastructure, and pursue opportunities to acquire businesses, products or technologies that complement or expand our current capabilities. We may also use capital more rapidly than currently anticipated. Additionally, we may incur higher operating expenses and generate lower revenue than currently expected, and we may be required to access external financing to satisfy our operating and capital needs. We may be unable to secure financing on terms acceptable to us, or at all, at the time when we need such funding. If we raise funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced, and the securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock or may be issued at a discount to the market price of our common stock which would result in dilution to our existing stockholders. If we raise additional funds by issuing debt, we may be subject to debt covenants which could place limitations on our operations including our ability to declare and pay dividends. Our inability to raise additional funds on a timely basis would make it difficult for us to achieve our business objectives and would have a negative impact on our business, financial condition and results of operations.

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

The market for our products and services depends on economic conditions affecting the broader information technology market. Prolonged weakness in this market could cause customers to reduce their overall information technology budgets or reduce or cancel orders for our products. In this environment, our customers or end users may experience financial difficulty, cease operations and fail to budget or reduce budgets for the purchase of our products and services. This, in turn, may lead to longer sales cycles, delays in purchase decisions, payment and collection, and may also result in downward price pressures, causing us to realize lower revenue and operating margins. In addition, general economic uncertainty can make it difficult to predict changes in the purchasing requirements of our customers and the markets we serve. Some businesses have and may curtail or suspend capital spending on information technology. These factors may cause our revenue and operating margins to decline.

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

NASDAQ imposes certain standards that a company must satisfy in order to maintain the listing of its securities on The NASDAQ Global Market. Among other things, these standards require that a company’s shares have a minimum closing bid price at or above $1.00. On February 23, 2012, we received a letter from NASDAQ indicating that the bid price of our common stock for the preceding 30 consecutive business days had closed below the minimum $1.00 per share required for continued listing under NASDAQ Marketplace Rule 5450(a)(1). The notification letter states that we have 180 calendar days to regain compliance with the minimum bid price requirement. In order to regain compliance, the closing bid price for our shares must be at least $1.00 per share for a minimum of 10 consecutive business days. The compliance period expires on August 21, 2012. At the close of the grace period, if we have not regained compliance, we may be eligible for an additional grace period of 180 days, if we meet the initial listing standards, with the exception of bid price, for The NASDAQ Capital Market and we provide NASDAQ with a notice of our intention to timely cure the bid price deficiency. If we are not eligible for an additional grace period, we will receive notification that our shares are subject to delisting, and we may then appeal the delisting determination to a NASDAQ Hearings Panel. We intend to monitor the bid price for our shares between now and August 21, 2012 and will consider available options to resolve the deficiency and regain compliance with the minimum bid price requirement. There can be no assurance that we will be able to regain compliance with the NASDAQ rules and thereby to maintain the listing of our common stock on The NASDAQ Global Market.

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

As of March 20, 2012, our executive officers, directors and principal stockholders owning greater than 5% of our outstanding common stock together beneficially owned approximately 25% of the outstanding shares of common stock. As a result, these stockholders, acting together, may be able to exercise substantial influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may also have the effect of delaying or preventing a change in our control that may be viewed as beneficial by the other stockholders.

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

As of March 20, 2012, we had 33,877,610 shares of common stock outstanding. All of our outstanding shares are currently available for sale in the public market, some of which are subject to volume and other limitations under the securities laws. Future sales of substantial amounts of shares of our common stock by our existing stockholders in the public market, or the perception that these sales could occur, may cause the market price of our common stock to decline. We may be required to issue additional shares upon exercise of previously granted options and warrants that are currently outstanding.

As of March 20, 2012, we had (i) 1,563,152 shares of common stock issuable upon the vesting of restricted stock units under our long-term incentive plan and other outstanding awards; and (ii) 3,078,207 shares were available for future issuance under our current long-term incentive plan. We also had warrants outstanding to purchase 5,000 shares of common stock. The vesting of outstanding restricted stock units could result in increased sales of our common stock in the market, which could exert significant downward pressure on our stock price. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price we deem appropriate.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on The NASDAQ Global Market under the symbol “IGOI.”. The following sets forth, for the period indicated, the high and low sales prices for our common stock as reported by The NASDAQ Global Market.

	High	Low
Year Ended December 31, 2010
Quarter Ended March 31, 2010	$2.09	$1.03
Quarter Ended June 30, 2010	$2.15	$1.34
Quarter Ended September 30, 2010	$2.00	$1.37
Quarter Ended December 31, 2010	$4.09	$1.77
Year Ended December 31, 2011
Quarter Ended March 31, 2011	$5.19	$2.56
Quarter Ended June 30, 2011	$3.19	$1.54
Quarter Ended September 30, 2011	$2.21	$1.10
Quarter Ended December 31, 2011	$1.48	$0.60

As of March 20, 2012, there were 33,877,610 shares of our common stock outstanding held by approximately 250 holders of record and the last reported sale price of our common stock on The NASDAQ Global Market on March 20, 2012 was $0.67 per share.

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

Issuer Purchases of Equity Securities

During the fourth quarter of 2011, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers,” of shares of our common stock.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read together with our consolidated financial statements and notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other information contained in this Form 10-K. The selected financial data presented below under the captions “Consolidated Statements of Operations Data” and “Consolidated Balance Sheet Data” as of and for each of the years in the five-year period ended December 31, 2011 are derived from our consolidated financial statements, which consolidated financial statements have been audited by KPMG LLP, an independent registered public accounting firm. The consolidated balance sheet data as of December 31, 2011, 2010 and 2009 and consolidated statement of operations data for each of the years in the three-year period ended December 31, 2011, are derived from our consolidated financial statements, included in this Form 10-K.

	Years Ended December 31,
	2011	2010	2009	2008	2007
			As recast	As recast	As recast
	(In thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenue	$38,372	$43,357	$48,944	$69,906	$71,892
Cost of revenue	29,903	28,947	33,776	50,877	55,418

Gross profit	8,469	14,410	15,168	19,029	16,474
Total operating expenses	20,066	16,924	16,606	21,327	32,694

Loss from operations	(11,597)	(2,514)	(1,438)	(2,298)	(16,220)
Interest income, net	62	171	235	933	1,305
Gain on disposal of assets and other income, net	6	2,176	506	1,099	2,283
Litigation settlement income (expense)	—	—	—	672	—

Income (loss) before income tax	(11,529)	(167)	(697)	406	(12,632)
Income tax benefit	—	(1,002)	(234)	—	—

Net income (loss)	$(11,529)	$835	$(463)	$406	$(12,632)

Net income (loss) per share—basic and diluted:
Basic income (loss) per share	$(0.35)	$0.03	$(0.01)	$0.01	$(0.40)
Diluted income (loss) per share	$(0.35)	$0.02	$(0.01)	$0.01	$(0.40)
Weighted average common shares outstanding:
Basic	33,407	32,770	32,310	31,786	31,534

Diluted	33,407	35,081	32,310	34,394	31,534

CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments	$15,180	$24,474	$32,552	$30,583	$24,242
Working capital	26,299	35,986	38,131	36,352	31,735
Total assets	37,278	50,173	46,177	49,940	53,273
Long-term debt and other non-current liabilities	—	—	—	—	—
Total stockholders’ equity	30,867	42,298	40,282	39,584	37,388

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

Power

The centerpiece of our power management solutions is our proprietary iGo Green® technology. Our first iGo Green products are laptop chargers and surge protectors that incorporate our new patented technology. Our iGo Green technology reduces energy consumption and almost completely eliminates standby power, or “Vampire Power.” We believe that this power-saving technology will help us achieve our long-term goal of establishing an industry standard for reduced power consumption when charging mobile electronic devices.

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

Recent Developments

On February 23, 2012, we received a letter from The Nasdaq Stock Market (“Nasdaq”) indicating that the bid price of our common stock for the last 30 consecutive business days had closed below the minimum $1.00 per share required for continued listing under Nasdaq Marketplace Rule 5450(a)(1). This notification has no effect on the listing of the our common stock at this time.

The notification letter states that we have 180 calendar days to regain compliance with the minimum bid price requirement. In order to regain compliance, the closing bid price for our ordinary shares must be at least $1.00 per share for a minimum of 10 consecutive business days. The compliance period expires on August 21, 2012. At the close of the grace period, if we have not regained compliance, we may be eligible for an additional grace period of 180 days, if we meet the initial listing standards, with the exception of bid price, for The Nasdaq Capital Market and we provide Nasdaq with a notice of our intention to timely cure the bid price deficiency. If we are not eligible for an additional grace period, we will receive notification that our securities are subject to delisting, and we may then appeal the delisting determination to a Nasdaq Hearings Panel.

We intend to monitor the bid price for our ordinary shares between now and August 21, 2012 and will consider available options to resolve the deficiency and regain compliance with the minimum bid price requirement. There can be no assurance that we will be able to regain compliance with the Nasdaq rules and thereby to maintain the listing of our common stock on the Nasdaq Stock Market.

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

On an on-going basis, we evaluate our estimates, including those related to bad debt expense, warranty obligations, inventories, sales returns and price protection, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition. Revenue from product sales is generally recognized upon shipment and transfer of ownership from us or our contract manufacturers to our customers. Allowances for sales returns and credits are provided for in the same period the related sales are recorded. Should the actual return or sales credit rates differ from our estimates, revisions to our estimated allowance for sales returns and credits may be required.

Our recognition of revenue from product sales to distributors, resellers and retailers, or the “retail and distribution channel,” is affected by agreements we have with certain customers giving them rights to return up to 15% of their prior quarter’s purchases, provided that the customer places a new order for an equal or greater dollar value of the amount returned. We also have agreements with certain customers that allow them to receive credit for subsequent price reductions, or “price protection.” At the time we recognize revenue related to these agreements, we reduce revenue for the gross sales value of estimated future returns, as well as our estimate of future price protection. We also reduce cost of revenue for the gross product cost of estimated future returns. We record an allowance for sales returns in the amount of the difference between the gross sales value and the cost of revenue as a reduction of accounts receivable. We also have agreements with certain customers that provide them with a 100% right of return prior to the ultimate sale to an end user of the product. Accordingly, we have recorded deferred revenue of $1,305,000 as of December 31, 2011 and $1,838,000 as of December 31, 2010, which we expect to recognize as revenue when the product is sold to the end user. Gross sales to the retail and distribution channel accounted for approximately 86% of revenue for the year ended December 31, 2011 and 88% of revenue for the year ended December 31, 2010.

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

Goodwill and Long-Lived Asset Valuation. We test goodwill for impairment on an annual basis as of October 1. The goodwill impairment evaluation process is based on both a discounted future cash flows approach and a market comparable approach. The discounted cash flows approach uses our estimates of future market growth rates, market share, revenue and costs, as well as appropriate discount rates. We evaluated goodwill for impairment as of October 1, 2011 and determined that recorded goodwill was impaired at that time. We test our recorded long-lived assets whenever events indicate the recorded intangible assets may be impaired. Our long-lived asset impairment approach is based on an undiscounted cash flows approach. As a result of the assessment of goodwill impairment at October 1, 2011, we tested long-lived assets for impairment at that time and determined some of these assets were impaired. We have recorded long-lived asset impairment charges in the past, and if we fail to achieve our assumed growth rates or assumed gross margin, we may incur additional charges for impairment in the future. For these reasons, we believe that the accounting estimates related to goodwill and long-lived assets are critical accounting estimates.

Results of Operations

The following table sets forth certain consolidated financial data for the periods indicated expressed as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2011	2010	2009
			As recast
Revenue	100.0%	100.0%	100.0%
Cost of revenue	77.9%	66.8%	69.0%

Gross profit	22.1%	33.2%	31.0%

Operating expenses:
Sales and marketing	20.1%	18.0%	13.8%
Research and development	6.1%	3.5%	4.0%
General and administrative	20.2%	17.5%	16.1%
Asset impairment	5.9%	—	—

Total operating expenses	52.3%	39.0%	33.9%

Loss from operations	(30.2%)	(5.8%)	(2.9%)
Other income (expense):
Interest income, net	0.2%	0.4%	0.5%
Gain on disposal of assets and other income, net	0.0%	5.0%	1.0%

Loss before income tax	(30.0)%	(0.4)%	(1.4)%
Income tax benefit	—	2.3%	0.5%

Net income (loss)	(30.0)%	1.9%	(0.9)%

Comparison of Years Ended December 31, 2011, 2010, and 2009

Revenue. Revenue generally consists of sales of products, net of returns and allowances. To date, our revenues have come predominantly from our laptop chargers. The following table summarizes the year-over-year comparison of our consolidated revenue for the periods indicated (dollars in thousands):

Year	Annual Amount	Decrease from Prior Year	Percentage Change from Prior Year
2011	$38,372	$(4,985)	(11.5%)
2010	43,357	(5,587)	(11.4%)
2009	48,944	—	—

Following is a breakdown of revenue by significant account for the years ended December 31, 2011, 2010 and 2009 with corresponding dollar and percent changes (dollars in millions):

				Change from 2010 to 2011		Change from 2009 to 2010
	$ 2011	$ 2010	$ 2009	$ Change	% Change	$ Change	% Change
Walmart	8.0	7.5	0.2	0.5	6.7%	7.3	3,650.0%
RadioShack	3.8	14.7	21.2	(10.9)	-74.1%	(6.5)	-30.7%
Belkin	2.5	3.0	2.6	(0.5)	-16.7%	0.4	15.4%
Targus	—	—	11.6	—	—	(11.6)	-100.0%
All other customers	24.1	18.2	13.3	5.9	32.4%	4.9	36.8%

	38.4	43.4	48.9	(5.0)	-11.5%	(5.5)	-11.2%

The 2011 decrease in revenue was primarily due to the decreases in sales to RadioShack and Belkin, as indicated in the table above, as a result of a shift in RadioShack’s retail strategy to place greater emphasis on its own private label brands, “PointMobl” and “Enercell” during 2011. This decrease in revenue was partially offset by the addition of battery, audio and protection product lines as a result of Adapt and Aerial7 acquisitions in the second half of 2010 and the establishment of our Pure Energy relationship in the first quarter of 2011, combined with increases in sales to Walmart as indicated in the table above. The battery, audio and protection product lines contributed $7.3 million to revenue for the year ended December 31, 2011, compared to $892,000 for the year ended December 31, 2010, and the corresponding revenue is included in the table above under the caption “All other customers”. We are working to continue to broaden our distribution base during 2012 with the goal of reducing our dependence on sales to Walmart and RadioShack in the future.

The 2010 decrease in revenue was primarily due to decreases in sales to Targus and RadioShack. As noted in the table above, sales to Targus decreased to $0 for the year ended December 31, 2010 as a result of the termination of our sales agreement with Targus in 2009. Sales to RadioShack also decreased to $14.7 million for the year ended December 31, 2010. This decrease in sales was concurrent with RadioShack’s debut of its own private label chargers. These decreases have been offset somewhat by sales to new retail customers such as Walmart as well as increases in sales to other retailers and distributors as a result of our increased focus on sales to retailers and distributors. Sales to Walmart increased to $7.5 million for the year ended December 31, 2010.

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

Cost of revenue:

Year	Cost of Revenue	Increase/(Decrease) from Prior Year	Percentage Change from Prior Year
2011	$29,903	$956	3.3%
2010	28,947	(4,829)	(14.3%)
2009	33,776	—	—

Gross profit and gross margin:

Year	Gross Profit	Gross Margin	Decrease in gross profit from Prior Year	Percentage Change from Prior Year (Total Dollars)
2011	$8,469	22.1%	$(5,941)	(41.2%)
2010	14,410	33.2%	(758)	(5.0%)
2009	15,168	31.0%	—	—

The 2011 increase in cost of revenue and corresponding decrease in gross margin was due primarily to a decrease in average direct margin, which excludes labor and overhead costs, to 39.4% for the year ended December 31, 2011 compared to 47.1% for the year ended December 31, 2010, as a result of increased product costs, reduced sales prices and shifts in product mix. Also contributing to the increase in cost of revenue and the corresponding decrease in gross margin was an increase in labor and overhead costs, which are mostly fixed, of $626,000, or 10.4% to $6.6 million for the year ended December 31, 2011, compared to $6.0 million for the year ended December 31, 2010. The increase in labor and overhead costs during 2011 was primarily due to increases of $375,000 in third-party logistics costs, $270,000 in allowances for excess and obsolete inventory, and $136,000 in cycle count adjustments. As a result of these factors, cost of revenue, as a percentage of revenue, increased to 77.9% for the year ended December 31, 2011, from 66.8% for the year ended December 31, 2010. We continue to see increases in component costs from our primary Asian suppliers combined with increased competition and lower sales prices for our power products, and as a result, we expect gross margins to remain the same or decline slightly in 2012 compared to 2011.

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

Sales and marketing. Sales and marketing expenses generally consist of salaries, commissions and other personnel-related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. The following table summarizes the year-over-year comparison of our sales and marketing expenses for the periods indicated (dollars in thousands):

Year	Annual Amount	Increase/(Decrease) from Prior Year	Percentage Change from Prior Year
2011	$7,695	$(110)	(1.4%)
2010	7,805	1,052	15.6%
2009	6,753	—	—

The 2011 decrease in sales and marketing expenses primarily resulted from decreases in advertising and market research expenses. Specifically, marketing and advertising expenses decreased $465,000 or 36.2%, to $820,000 for the year ended December 31, 2011, compared to $1.3 million for the year ended December 31, 2010. Partially offsetting these decreases was an increase in personnel-related and consulting expenses of $332,000, or 8.0%, to $4.5 million for the year ended December 31, 2011, compared to $4.1 million for the year ended December 31, 2010. As a percentage of revenue, sales and marketing expenses increased to 20.1% for the year ended December 31, 2011 from 18.0% for the year ended December 31, 2010.

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

Research and development. Research and development expenses consist primarily of salaries and personnel-related costs, outside consulting, lab costs and travel-related costs of our product development group. The following table summarizes the year-over-year comparison of our research and development expenses for the periods indicated (dollars in thousands):

Year	Annual Amount	Increase/(Decrease) from Prior Year	Percentage Change from Prior Year
2011	$2,358	$833	54.6%
2010	1,525	(425)	(21.8%)
2009	1,950	—	—

The increase in research and development expenses in 2011 resulted primarily from the increases of approximately $556,000 in personnel-related expenses, or 51.8% to $1.6 million for the year ended December 31, 2011, compared to $1.1 million for the year ended December 30, 2010, primarily due to the addition of personnel from the Adapt and Aerial7 acquisitions and severance payments associated with a reduction in personnel. Non-recurring engineering expenses increased by $221,000, or 604.1% to $257,000 for the year ended December 31, 2011, compared to $36,000 for the year ended December 31,2010, primarily due to the development of our power-saving microchip with Texas Instruments. Professional consulting expenses increased by $62,000, or 65.8% to $157,000 for the year ended December 31, 2011, compared to $95,000 for the year ended December 31, 2010. As a percentage of revenue, research and development expenses increased to 6.1% for the year ended December 31, 2011 from 3.5% for the year ended December 31, 2010.

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

Year	Annual Amount	Increase/(Decrease) from Prior Year	Percentage Change from Prior Year
2011	$7,753	$159	2.1%
2010	7,594	(309)	(3.9%)
2009	7,903	—	—

The 2011 increase in general and administrative expenses resulted from increases in equity compensation and amortization expenses of approximately $650,000, or 28.0%, to $3.2 million for the year ended December 31, 2011, compared to $2.5 million for the year ended December 31, 2010, primarily due to the Adapt and Aerial7 acquisitions. Partially offsetting this increase was a decrease in personnel-related expenses of approximately $316,000, or 16.3%, to $1.6 million for the year ended December 31, 2011, compared to $1.9 million for the year ended December 31, 2010. General and administrative expenses, as a percentage of revenue increased to 20.2% for the year ended December 31, 2011, from 17.5% for the year ended December 31, 2010.

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

Asset impairment. Asset impairment expense consists of expenses associated with impairment write-downs of goodwill and amortizable intangible assets. As of October 1, 2011, our annual impairment testing date, as a result of a significant decline in our overall market capitalization, we determined goodwill in the amount of $269,000 related to our 2010 acquisition of Adapt Mobile and $1.4 million related to our 2010 acquisition of Aerial7 was impaired. In conjunction with the goodwill impairment, we determined a triggering event had occurred that caused us to evaluate amortizable assets related to Adapt and Aerial7 for impairment. Based on lower-than-anticipated sales of protection products, we determined amortizable intangible assets with a remaining net book value of $579,000 related to Adapt were impaired. We determined the amortizable intangible assets recorded in connection with the Aerial7 acquisition were not impaired. A total asset impairment charge of $2.3 million related to the impairment of goodwill and amortizable intangible assets was recorded for the year ended December 31, 2011. We also evaluated goodwill for impairment as of October 1, 2010, and determined goodwill was not impaired as of that date. Accordingly, no asset impairment charge was recorded for the year ended December 31, 2010. We had no goodwill in 2009.

Interest income, net. Interest income, net consists primarily of interest earned on our cash balances and short-term investments. The following table summarizes the year-over-year comparison of interest income, net for the periods indicated (dollars in thousands):

Year	Annual Amount	Decrease from Prior Year	Percentage Change from Prior Year
2011	$62	$(109)	(63.7%)
2010	171	(64)	(27.2%)
2009	235	—	—

The 2011 decrease in interest income was primarily due to collection in full of notes receivable during 2010 and decreased short-term investment balances during 2011 due to usage of those investments to fund operating losses and working capital requirements. The average yield on our cash and short-term investments at December 31, 2011 was less than 1%, consistent with the average yield in 2010. The 2010 decrease in interest income was primarily due to the use of cash to fund acquisitions. At December 31, 2010, the average yield on our cash and short term investments was less than 1%, consistent with the average yield in 2009.

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

Year	Annual Amount	Increase/(Decrease) from Prior Year	Percentage Change from Prior Year
2011	$6	$2,170	(99.7%)
2010	2,176	1,670	330.0%
2009	506	—	—

The 2010 gain was due primarily to the reversal of valuation allowances against notes receivable from Mission and Cradlepoint. The note receivable from Mission was originally issued in connection with its purchase of the assets of our expansion and docking product line in April 2007 and subsequently repaid in full in April 2010, which resulted in the reversal of a valuation allowance and corresponding recognition of a gain of $1,700,000. The note receivable from Cradlepoint was originally issued in connection with its purchase of the assets of our handheld connectivity product line in February 2007. Subsequent to December 31, 2010, the note, which had an uncollected balance of $118,000 was paid in full. Since the note was deemed collectible, the related valuation allowance was reversed and the Company recognized the remaining $118,000 of gain related to the transaction.

Income taxes. Based on historical operating losses and projections for future taxable income, it is more likely than not that we will not fully realize the benefits of the net operating loss carryforwards. We have not, therefore, recorded a tax benefit from our net operating loss carryforwards for the year ended December 31, 2011, which at December 31, 2011 was $166 million.

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

Operating Outlook

We have historically generated the majority of our revenue from the sale of chargers for laptops, however, consumers are increasingly using smartphones and tablets as their primary mobile electronic devices. As a result of this shift, we have seen increased competition and a decline in demand for our power products with our traditional customer base. For example, during 2011, we faced increased competition from retail customers who began offering traditional power products under their own private-label brands, including most notably RadioShack. Although we have expanded our offering of products beyond our traditional power products to include a variety of accessories to support the increased utilization of smartphones and tablets, including audio, protection, and battery products, the revenue generated from the sales of these products has not yet offset the decline in revenue from historical sales of our traditional power products. Nevertheless, as a result of the diversification of our product offering combined with the continued sales of our traditional power products, we expect our total 2012 revenue to be more than our 2011 revenue.

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

We continue to see increases in component costs from our primary Asian suppliers combined with pricing pressure from our customers, most notably from Walmart. However, we expect the cost and price pressures will be partially offset by expected increased operating efficiency as a result of anticipated increases in revenue. As a result, we expect gross margins to remain the same or decline slightly in 2012 compared to 2011. We expect operating expenses in 2012 to be consistent with 2011 operating expenses.

We anticipate increased research and development expenses in 2012 compared to 2011, primarily as a result of the continued development of our iGo Green technology, including expenses relating to the collaborative development of an integrated circuit with Texas Instruments based on our iGo Green technology. As a result of our planned product development efforts, we expect to further expand our intellectual property position by filing for additional patents in various countries around the world. A portion of these costs are recorded as research and development expense as incurred, and a portion are capitalized and amortized as general and administrative expense. We may also incur additional legal and related expenses associated with the defense and enforcement of our intellectual property portfolio, which could increase our general and administrative expenses.

Liquidity and Capital Resources

Cash and Cash Flow. Our available cash and cash equivalents are held in bank deposits and money market funds in the United States and in the United Kingdom. Our intent is that the cash balances in the United Kingdom will remain there for future growth and investments, and we will meet any liquidity requirements in the United States through ongoing cash flows, cash on hand, external financing, or both. We actively monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal while secondarily maximizing yield on those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities. To date, we have experienced no material loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Our primary use of cash has been to fund operating losses, fund acquisitions, and fund working capital needs of our business, which we expect to continue in 2012. Some of our new suppliers of batteries, protection and audio products have been unwilling to extend trade credit to us on the same terms and conditions as our power product suppliers have historically done. As a result, we are required to pay for purchases of inventory of these products in advance of the related sale of these products, which has increased our use of cash to support the working capital required to effectively operate our business. Historically, our primary sources of liquidity have been funds provided by the sale of intellectual property assets. We cannot assure you that this source will be available to us in the future.

We currently do not maintain a credit facility with a bank, however, we may attempt to access this source of financing at some point in the future.

The following table sets forth for the period presented certain consolidated cash flow information (in thousands):

	Year Ended December 31,
	2011	2010	2009
			As recast
Net cash provided by (used in) operating activities	$(6,673)	$(3,582)	$2,392
Net cash provided by (used in) investing activities	7,331	(6,214)	(8,225)
Net cash provided by financing activities	—	—	—
Foreign currency exchange impact on cash flow	(310)	(37)	(11)

Increase (decrease) in cash and cash equivalents	$348	$(9,833)	$(5,844)

Cash and cash equivalents at beginning of year	$9,942	$19,775	$25,619

Cash and cash equivalents at end of year	$10,290	$9,942	$19,775

•

Net cash provided by (used in) operating activities. Cash was used in operating activities for the year ended December 31, 2011 to fund the working capital needs of our business, including inventory purchases. We expect to continue to use cash in operating activities in 2012 to support the anticipated growth in our business. Our consolidated cash flow operating metrics are as follows:

	Year Ended December 31,
	2011	2010	2009
			As recast
Days outstanding in ending accounts receivable (“DSOs”)	55	73	38
Inventory turns	3	4	7

The decrease in DSOs at December 31, 2011 compared to December 31, 2010 was primarily due to decrease in sales to RadioShack, which generally requires longer payment terms. We expect DSOs will increase in 2012 as our revenue base increases as a result of our planned expansion of direct sales to retailers and the associated anticipated timing of cash receipts from our customers. The decrease in inventory turns was primarily due to the decline in revenue from sales to RadioShack, for whom we hold no inventory. We expect to manage inventory growth during 2012 and we expect inventory turns for 2012 to remain consistent with 2011 inventory turns.

The increase in DSOs at December 31, 2010 compared to December 31, 2009 was primarily due to decreases in accounts receivable from Targus, which were collected in full in mid-2009. The decrease in inventory turns was primarily due to the decline in revenue from sales to Targus and RadioShack, for whom we hold no inventory.

•

Net cash provided by (used in) investing activities. For the year ended December 31, 2011, net cash was generated by investing activities primarily as a result of the sale of short-term investments (net of purchases), partially offset by our investments in Pure Energy Visions. For the year ended December 31, 2010, net cash was used in investing activities as we used $4.2 million in cash to acquire Adapt and Aerial7, in addition to net purchases of $1.7 million in short-term investments and $280,000 in purchases of property plant and equipment. We may use cash to fund additional acquisitions in addition to anticipated future investments in capital equipment.

•

Net cash from financing activities. We had no financing activities in 2011, 2010 or 2009. Although we expect to generate cash flows from operations sufficient to support our operations, we may issue additional shares of stock in the future to generate cash for growth opportunities. Furthermore, in the future, we may use cash to repurchase outstanding shares of our common stock.

Investments. At December 31, 2011, our investments in marketable securities included one issuance of corporate common stock, one corporate debenture, seven commercial paper instruments issued by various companies, and one municipal mutual fund with an aggregate fair value of approximately $5.3 million.

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

Contractual Obligations. In our day-to-day business activities, we incur certain commitments to make future payments under contracts such as operating leases and purchase orders. Maturities under these contracts are set forth in the following table as of December 31, 2011 (dollars in thousands):

	Payment due by period
	2012	2013	2014	2015	2016	More than 5 years
Operating lease obligations	$452	$463	$83	$—	$—	$—
Inventory Purchase obligations	7,824	—	—	—	—	—

Totals	$8,276	$463	$83	$—	$—	$—

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

Net Operating Loss Carryforwards. As of December 31, 2011, we had approximately $166 million of federal net operating loss carryforwards which expire at various dates. We anticipate that the sale of common stock in our initial public offering and in subsequent private offerings, as well as the issuance of our common stock for acquisitions, coupled with prior sales of common stock will cause an annual limitation on the use of our net operating loss carryforwards pursuant to the change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended. This limitation is expected to have a material effect on the timing of and our ability to use the net operating loss carryforwards in the future. Additionally, our ability to use the net operating loss carry-forwards is dependent upon our level of future profitability, which cannot be determined.

Liquidity Outlook. Based on our projections, we believe that our existing cash, cash equivalents, and short-term investments will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to obtain debt financing or sell additional equity securities. The sale of additional equity securities would result in more dilution to our stockholders. In addition, additional capital resources may not be available to us in amounts or on terms that are acceptable to us.

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

See “Liquidity and Capital Resources” for further discussion of our capital structure. Market risk, calculated as the potential change in fair value of our cash equivalents and short-term investments resulting from a hypothetical 1.0% (100 basis point) change in interest rates, was not material at December 31, 2011.

Item 8.	Financial Statements and Supplementary Data

IGO, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

iGo, Inc.:

We have audited the accompanying consolidated balance sheets of iGo, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iGo, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, as of January 1, 2010, the Company adopted the provisions of ASU 2009-17, which changed the accounting and reporting for variable interest entities.

(signed) KPMG LLP

Phoenix, Arizona

March 27, 2012

IGO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$10,290	$9,942
Short-term investments	4,890	14,532
Accounts receivable, net	5,813	8,620
Inventories	11,177	10,307
Prepaid expenses and other current assets	540	460

Total current assets	32,710	43,861
Property and equipment, net	587	654
Goodwill	285	1,905
Intangible assets, net	3,116	3,594
Long-term investments	420	—
Other assets	160	159

Total assets	$37,278	$50,173

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$4,150	$4,666
Accrued expenses and other current liabilities	956	1,371
Deferred revenue	1,305	1,838

Total liabilities	6,411	7,875
Equity:
Common stock, $.01 par value; authorized 90,000,000 Shares; 33,741,609 and 32,893,892 shares issued and outstanding at December 31, 2011 and 2010, respectively	337	329
Additional paid-in capital	173,453	172,241
Accumulated deficit	(141,910)	(130,381)
Accumulated other comprehensive income (loss)	(1,013)	109

Total equity	30,867	42,298

Total liabilities and equity	$37,278	$50,173

See accompanying notes to consolidated financial statements.

IGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
			As recast
	(In thousands, except per share amounts)
Revenue	$38,372	$43,357	$48,944
Cost of revenue	29,903	28,947	33,776

Gross profit	8,469	14,410	15,168

Operating expenses:
Sales and marketing	7,695	7,805	6,753
Research and development	2,358	1,525	1,950
General and administrative	7,753	7,594	7,903
Asset impairment	2,260	—	—

Total operating expenses	20,066	16,924	16,606

Loss from operations	(11,597)	(2,514)	(1,438)
Other income (expense):
Interest income, net	62	171	235
Gain on disposal of assets and other income, net	6	2,176	506

Loss before income tax	(11,529)	(167)	(697)
Income tax benefit	—	1,002	234

Net income (loss)	$(11,529)	$835	$(463)

Net income (loss) attributable to iGo, Inc. per share:
Basic	$(0.35)	$0.03	$(0.01)

Diluted	$(0.35)	$0.02	$(0.01)

Weighted average common shares outstanding:
Basic	33,407	32,770	32,310

Diluted	33,407	35,081	32,310

See accompanying notes to consolidated financial statements.

IGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
						Net Stockholders’ Equity
	Common Stock
	Shares	Amount
	(in thousands, except share amounts)
Balances at December 31, 2008 as recast	31,924,183	$319	$169,863	$(130,753)	$155	$39,584
Issuance of stock awards	487,348	5	(139)	—	—	(134)
Amortization of deferred compensation	—	—	1,310	—	—	1,310
Comprehensive income (loss):
Unrealized Loss on Available for Sale Investments	—	—	—	—	(4)	(4)
Foreign currency translation adjustment	—	—	—	—	(11)	(11)
Net loss	—	—	—	(463)	—	(463)

Total comprehensive loss						(478)
Balances at December 31, 2009 as recast	32,411,531	324	171,034	(131,216)	140	40,282
Issuance of stock awards	482,361	5	(271)	—	—	(266)
Amortization of deferred compensation	—	—	1,478	—	—	1,478
Comprehensive income (loss):
Unrealized Gain on Available for Sale Investments	—	—	—	—	6	6
Foreign currency translation adjustment	—	—	—	—	(37)	(37)
Net income	—	—	—	835	—	835

Total comprehensive income						804
Balances at December 31, 2010	32,893,892	329	172,241	(130,381)	109	42,298
Issuance of stock awards	847,717	8	(612)	—	—	(604)
Amortization of deferred compensation	—	—	1,824	—	—	1,824
Comprehensive income (loss):
Unrealized Loss on Available for Sale Investments	—	—	—	—	(812)	(812)
Foreign currency translation adjustment	—	—	—	—	(310)	(310)
Net loss	—	—	—	(11,529)	—	(11,529)

Total comprehensive loss						(12,651)
Balances at December 31, 2011	33,741,609	$337	$173,453	$(141,910)	$(1,013)	$30,867

See accompanying notes to consolidated financial statements.

IGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
			As recast
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(11,529)	$835	$(463)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Provisions for doubtful accounts and sales returns and credits	1,243	360	547
Depreciation and amortization	1,806	1,573	1,443
Amortization of deferred compensation	1,824	1,478	1,310
Loss on disposal of assets	34	—	20
Impairment of goodwill	1,681	—	—
Impairment of intangible assets	579	—	—
Deferred taxes	—	(1,002)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,564	(3,542)	6,355
Inventories	(870)	(4,022)	(2,366)
Prepaid expenses and other assets	(937)	(581)	142
Accounts payable	(516)	724	(3,203)
Accrued expenses and other current liabilities	(1,552)	595	(1,393)

Net cash (used in) provided by operating activities	(6,673)	(3,582)	2,392

Cash flows from investing activities:
Purchase of property and equipment	(372)	(280)	(477)
Purchase of intangibles	(706)	—	—
Purchase of short-term investments	(5,732)	(17,078)	(13,427)
Sale of short-term investments	15,367	15,329	5,611
Purchase of long-term investments	(1,226)	—	—
Cash paid for acquisitions, net	—	(4,185)	—
Proceeds from sale of assets	—	—	68

Net cash provided by (used in) investing activities	7,331	(6,214)	(8,225)

Cash flows from financing activities:
Net cash provided by financing activities	—	—	—

Effects of exchange rates on cash and cash equivalents	(310)	(37)	(11)

Net increase (decrease) in cash and cash equivalents	348	(9,833)	(5,844)

Cash and cash equivalents, beginning of year	9,942	19,775	25,619

Cash and cash equivalents, end of year	$10,290	$9,942	$19,775

Supplemental disclosure of cash flow information:
Issuance of restricted stock units for deferred compensation to employees and board members during 2011, 2010 and 2009, respectively	$2,076	$2,817	$88

See accompanying notes to consolidated financial statements.

(1)	Nature of Business

iGo, Inc. and subsidiaries (collectively, “iGo” or the “Company”) was formed on May 4, 1995. iGo was originally formed as a limited liability corporation; however, in August 1996 the Company became a corporation incorporated in the State of Delaware.

iGo designs, develops, manufactures and distributes power products for mobile electronic devices, such as chargers for mobile electronic devices and surge protectors that incorporate the Company’s iGo Green technology; protection products for mobile electronic devices, such as skins, cases and screen protectors; audio products for mobile electronic devices such as earbuds, headphones and speakers; and other mobile electronic accessory products. iGo distributes products in North America, Europe and Asia Pacific.

(2)	Summary of Significant Accounting Policies

(a) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a number of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debt expense, sales returns and price protection, inventories, warranty obligations, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes its critical accounting policies, consisting of revenue recognition, inventory valuation, deferred tax asset valuation, and goodwill and long-lived asset valuation affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. These policies are discussed below.

(b) Principles of Consolidation

The consolidated financial statements include the accounts of iGo, Inc. and its wholly-owned subsidiaries, Mobility California, Inc., Mobility Idaho, Inc., iGo EMEA Limited, Mobility Texas, Inc., iGo Direct Corporation, Adapt Mobile Limited (“Adapt”), and Aerial7 Industries, Inc. (“Aerial7”). All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

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

(m) Net Income (Loss) per Common Share

Basic income (loss) per share is computed by dividing income (loss) by the weighted-average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or contracts to issue common stock were exercised or converted to common stock or resulted in the issuance of common stock that then shared in the earnings or loss of the Company. For 2011 and 2009, the assumed exercise of outstanding stock options and warrants and the impact of restricted stock units have been excluded from the calculations of diluted net loss per share as their effect is anti-dilutive.

(n) Share-based Compensation

The Company measures all share-based payments to employees at fair value and records expense in the consolidated statement of operations over the requisite service period (generally the vesting period).

(o) Fair Value of Financial Instruments

The Company’s financial instruments include cash equivalents, short-term investments, long-term investments, accounts receivable, and accounts payable. Due to the short-term nature of cash equivalents, accounts receivable, and accounts payable, the fair value of these instruments approximates their recorded value. The Company does not have material financial instruments with off-balance sheet risk.

(p) Research and Development

The cost of research and development is charged to expense as incurred.

(q) Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the year. The resulting cumulative translation adjustments have been recorded as comprehensive income (loss), a separate component of stockholders’ equity.

(r) Segment Reporting

The Company is engaged in the business of selling accessories for computers and mobile electronic devices and operates a single business segment.

(s) Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued amended guidance on the testing of goodwill for impairment. The amended guidance is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The amended provisions are effective for reporting periods beginning on or after December 15, 2011. However, early adoption is permitted if an entity’s financial statements for the most recent annual or interim period have not yet been issued. This amendment impacts testing steps only, and therefore its adoption should not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

As a result, as of January 1, 2010, the Company no longer consolidates the results of Mission and has removed the results of Mission from the presentation of historical financial information in this filing. Accordingly, the consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year ended December 31, 2009 have been recast to give effect to the removal of Mission from the accompanying consolidated financial statements.

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

The following table presents the condensed consolidated statement of operations for the year ended December 31, 2009, reflecting the deconsolidation of Mission, as recast (dollars in thousands).

	Year Ended December 31, 2009
	As Reported	Adjustments	As Recast
Revenue	$55,420	$(6,476)	$48,944
Cost of revenue	37,061	(3,285)	33,776

Gross profit	18,359	(3,191)	15,168

Operating expenses:
Sales and marketing	7,646	(893)	6,753
Research and development	3,007	(1,057)	1,950
General and administrative	8,999	(1,096)	7,903

Total operating expenses	19,652	(3,046)	16,606

Loss from operations	(1,293)	(145)	(1,438)
Other income (expense):
Interest income, net	127	108	235
Gain on disposal of assets and other income, net	667	(161)	506
Loss before income tax	(499)	(198)	(697)

Income tax benefit	234	—	234

Net loss	(265)	(198)	(463)
Less: Net income attributable to non-controlling interest	(284)	284	—

Net income (loss) attributable to iGo, Inc.	$(549)	$86	$(463)

The following table presents the condensed consolidated statement of cash flows for the year ended December 31, 2009, reflecting the deconsolidation of Mission, as recast (dollars in thousands).

	Year Ended December 31, 2009
	As Reported	Adjustments	As Recast
Cash flows from operating activities:
Net loss	$(265)	$(198)	$(463)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provisions for doubtful accounts and sales returns and credits	547	—	547
Depreciation and amortization	1,524	(81)	1,443
Amortization of deferred compensation	1,310	—	1,310
Loss or (Gain) on disposal of assets	20	—	20
Changes in operating assets and liabilities:
Accounts receivable	6,315	40	6,355
Inventories	(2,259)	(107)	(2,366)
Prepaid expenses and other assets	(425)	567	142
Accounts payable	(3,206)	3	(3,203)
Accrued expenses and other current liabilities	(1,326)	(67)	(1,393)

Net cash provided by operating activities	2,235	157	2,392

Cash flows from investing activities:
Purchase of property and equipment	(524)	47	(477)
Purchase of investments	(13,427)	—	(13,427)
Sale of investments	5,611	—	5,611
Proceeds from sale of assets	68	—	68

Net cash (used in) provided by investing activities	(8,272)	47	(8,225)

Cash flows from financing activities:
Net cash provided by (used in) financing activities	—	—	—

Effects of exchange rates on cash and cash equivalents	(11)	—	(11)

Net (decrease) increase in cash and cash equivalents	(6,048)	204	(5,844)

Cash and cash equivalents, beginning of year	26,139	(520)	25,619

Cash and cash equivalents, end of year	$20,091	$(316)	$19,775

(4)	Acquisitions

(a) Adapt

On August 6, 2010, the Company acquired for cash all of the outstanding stock of Adapt, a company headquartered in London, England. The purchase price for the Adapt common stock was $900,000. As part of the acquisition, the Company entered into three year employment agreements with the three founders and key employees of Adapt. Each of these three key employees received grants of 200,000 restricted stock units (“RSUs”) that vested 33% on August 6, 2011 and the remainder of which will vest 33% on August 6, 2012 and 34% on August 6, 2013.

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

The allocation of total consideration to the assets acquired and liabilities assumed based on the estimated fair value of Adapt was as follows (dollars in thousands):

		Estimated Life
Tangible assets acquired	$191
Intangible assets acquired
Customer relationships	720	5 years
Non-compete agreements	80	3 years
Trade name	40	3 years
Goodwill	269	Indefinite

	1,300
Liabilities assumed	(173)
Deferred tax liability, net	(227)

Total consideration	$900

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

Pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”) dated October 7, 2010 by and among the Company, Mobility Assets, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), Aerial7 and the agent for Aerial7’s shareholders, Merger Sub was merged with and into Aerial7 and, as a result, Aerial7 continues as the surviving corporation and is a wholly owned subsidiary of the Company. The Company acquired all outstanding shares of Aerial7 stock in exchange for aggregate consideration of $3,340,000 (the “Merger Consideration”). The Merger Consideration was subject to adjustment based on the working capital position of Aerial7 on the closing date of October 7, 2010, which was resolved on October 5, 2011 through the return of $25,000 to the Company paid solely from an escrow fund consisting of $250,000 of the Merger Consideration, and the remaining $225,000 from the escrow fund paid to Aerial7’s shareholders.

As part of the Merger, the Company entered into employment agreements with a three year term with the three founders and key employees of Aerial7. Each of these three key employees received grants of 150,000 RSUs that vest in equal annual installments of 50,000 RSUs, with the first vesting event occurring on October 7, 2011, and the remaining vesting events scheduled to occur on October 7, 2012 and October 7, 2013.

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

The allocation of total consideration to the assets acquired and liabilities assumed based on the estimated fair value of Aerial7 was as follows (dollars in thousands):

		Estimated Life
Tangible assets acquired	$462
Intangible assets acquired
Customer relationships	830	5 years
Non-compete agreements	90	3 years
Trade name	170	3 years
Proprietary processes	850	5 years
In process research and development	220	Indefinite
Goodwill	1,697	Indefinite

	4,319
Liabilities assumed	(229)
Deferred tax liability, net	(775)

Total consideration	$3,315

Customer relationships relates to Aerial7’s existing customer base, valued based on projected discounted cash flows generated from customers in place. The employment agreements with the three founders of Aerial7 contain non-compete provisions to protect the Company. The non-compete agreements were valued based on the assumption that absent the agreements, the Aerial7’s business enterprise value would be decreased. Trade name relates to the Aerial7 trade name. The value of the trade name was estimated by capitalizing the estimated profits saved as a result of acquiring or licensing the asset. The proprietary processes and in process research and development were valued utilizing the excess earnings method of estimated future discounted cash flows. The amortizable intangible assets acquired are amortized on a straight-line basis over their estimated useful lives. The Company periodically evaluates the recoverability of the non-amortizable intangible asset and takes into account events or circumstances that indicate that an impairment exists. During 2011, the Company released product to the market related to the in process research and development acquired during 2010. Accordingly, the Company reclassified in process research and development to proprietary processes and began amortizing this intangible asset over an estimated five year useful life. The goodwill associated with the acquisition is not subject to amortization and is not expected to be deductible for income tax purposes. The deferred tax liability relates to the acquired intangible assets which are also not expected to be deductible for income tax purposes. As the deferred tax assets of the Company, net of its deferred tax liabilities are fully valued at zero, the impact of recording this deferred tax liability resulted in a release of a portion of the Company’s deferred tax asset valuation allowance, and is recorded as income tax benefit for the year ended December 31, 2010.

The consolidated financial statements as of December 31, 2010 include the accounts of Aerial7 and results of operations since the dates of acquisition. The following summary, prepared on a pro forma basis, presents the results of operations as if the acquisition had occurred on January 1, 2010 (unaudited dollars in thousands, except per share data).

Year ended December 31, 2010
Net revenue	$44,676
Net loss	$(577)
Net loss per share—basic and diluted	$(0.02)

The pro forma results are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of 2010 or as a projection of future results.

(5)	Fair Value Measurement

As of December 31, 2011, the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis are comprised of overnight money market funds and investments in marketable securities.

The Company invests excess cash from its operating cash accounts in overnight money market funds and reflects these amounts within cash and cash equivalents on the consolidated balance sheet at a net value of 1:1 for each dollar invested.

At December 31, 2011 and 2010, investments in marketable securities totaling $4,890,000 and $14,532,000, respectively, are classified as short-term investments on the consolidated balance sheets. These investments are considered available-for-sale securities and are reported at fair value based on third-party broker statements, which qualifies as level 2 in the fair value hierarchy. At December 31, 2011, investments in marketable securities totaling $420,000 are classified as long-term investments on the condensed consolidated balance sheet. These investments are considered available-for-sale securities and are reported at fair value based on a quoted market price, which qualifies as level 1 in the fair value hierarchy. The unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income (loss). Realized gains and losses are included in interest income, net.

(6)	Investments

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

The Company used net cash of $5,732,000 in the purchase of available-for-sale marketable securities during the year ended December 31, 2011, and it generated net proceeds of $15,367,000 in the sale of such securities for the year ended December 31, 2011. The Company used net cash of $17,078,000 in the purchase of available-for-sale marketable securities during the year ended December 31, 2010, and it generated net proceeds of $15,329,000 in the sale of such securities for the year ended December 31, 2010.

As of December 31, 2011 and 2010, the amortized cost basis, unrealized holding gains, unrealized holding losses, and aggregate fair value by short-term major security type investments were as follows (dollars in thousands):

	December 31, 2011			December 31, 2010
	Amortized Cost	Net Unrealized Holding Gains (Losses)	Aggregate Fair Value	Amortized Cost	Net Unrealized Holding Gains (Losses)	Aggregate Fair Value
U.S. corporate securities:
Commercial paper	$—	$—	$—	$1,100	$—	$1,100
Corporate notes and bonds	2,785	(2)	2,783	4,519	4	4,523

	2,785	(2)	2,783	5,619	4	5,623

U.S. municipal funds	2,105	2	2,107	2,071	3	2,074
U.S. government securities	—	—	—	6,833	2	6,835

	$4,890	$—	$4,890	$14,523	$9	$14,532

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

As of December 31, 2011 and 2010, the amortized cost basis, unrealized holding gains, unrealized holding losses, and aggregate fair value by long-term major security-type investments were as follows (dollars in thousands):

	December 31, 2011			December 31, 2010
	Amortized Cost	Net Unrealized Holding Losses	Aggregate Fair Value	Amortized Cost	Net Unrealized Holding Gains	Aggregate Fair Value
Canadian corporate securities:
Common stock	$613	$(403)	$210	$—	$—	$—
Corporate debenture	613	(403)	210	—	—	—

	$1,226	$(806)	$420	$—	$—	$—

(7)	Goodwill

Goodwill is as follows (amounts in thousands):

	Adapt	Aerial7	Total
Reported balance at December 31, 2010	$183	$1,722	$1,905
Adjustment	86	(25)	61
Impairment	(269)	(1,412)	(1,681)

Reported balance at December 31, 2011	$—	$285	$285

As of October 1, 2011, as a result of lower-than-anticipated sales of protection and audio products, the Company determined that there was an indication that its recorded goodwill associated with its acquisitions of Adapt and Aerial7 might be impaired. Accordingly, the Company performed an impairment analysis utilizing both a discounted future cash flows approach and a market comparable approach and determined that the goodwill associated with Adapt was fully impaired and the goodwill associated with Aerial7 was partially impaired. As a result, during the quarter ended December 31, 2011, the Company recorded a goodwill impairment charge of $1,681,000. This impairment charge is included in the consolidated statements of operations under the caption “Asset impairment.”

The Company evaluated goodwill for impairment as of October 1, 2010 and determined its recorded goodwill was not impaired as of that date.

(8)	Property and Equipment

Property and equipment consists of the following (dollars in thousands):

	December 31,
	2011	2010
Furniture and fixtures	$469	$421
Store, warehouse and related equipment	500	500
Computer equipment	3,167	3,100
Tooling	2,681	2,514
Leasehold improvements	546	546

	7,363	7,081
Less accumulated depreciation and amortization	(6,776)	(6,427)

Property and equipment, net	$587	$654

Aggregate depreciation and amortization expense for property and equipment totaled $439,000, $510,000 and $612,000 (as recast) for the years ended December 31, 2011, 2010 and 2009, respectively.

(9)	Intangible Assets

Intangible assets consist of the following at December 31, 2011 and 2010 (dollars in thousands):

		December 31, 2011			December 31, 2010
	Average Life (Years)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Amortized intangible assets:
Patents and trademarks	3	$3,780	$(2,944)	$836	$4,576	$(3,885)	$691
Non-compete agreements	3	90	(39)	51	170	(19)	151
Trade names	8	612	(473)	139	652	(375)	277
Customer intangibles	5	830	(207)	623	1,550	(102)	1,448
Proprietary process	5	1,070	(221)	849	850	(43)	807
Distribution rights	5	375	(69)	306	—	—	—
Technology license	10	331	(19)	312	—	—	—

Total amortizable		7,088	(3,972)	3,116	7,798	(4,424)	3,374
Non-amortized intangible assets:
In process research and development		—	—	—	220	—	220

Total intangible assets		$7,088	$(3,972)	$3,116	$8,018	$(4,424)	$3,594

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

In December 2011, the Company began marketing products associated with its non-amortizable intangible asset attributable to in-process research and development. As a result of the completion of this research and development, the Company reclassified this intangible asset from “non-amortizable” to proprietary process, which is amortizable over an estimated five year life.

In December 2011, the Company evaluated its portfolio of patents and trademarks and made the determination to abandon 178 patents and 25 trademarks with a gross value of $1,592,000. The Company recorded a loss on disposal of these patents and trademarks of $34,000, which was net of accumulated amortization of $1,558,000.

As of October 1, 2011, as a result of lower-than-anticipated sales of protection products, the Company determined that there was an indication that its recorded intangible assets associated with its acquisition of Adapt might be impaired. Accordingly, the Company performed an impairment analysis utilizing an undiscounted future cash flows approach and determined that the intangible associated with Adapt were fully impaired. As a result, during the quarter ended December 31, 2011, the Company recorded an intangible asset impairment charge of $579,000, which was net of accumulated amortization of $261,000. This impairment charge is included in the consolidated statements of operations under the caption “Asset impairment.”

Aggregate amortization expense for identifiable intangible assets totaled $1,367,000, $1,063,000 and $830,000 (as recast) for the years ended December 31, 2011, 2010 and 2009, respectively. Estimated amortization expense for each of the five succeeding years ended December 31 is as follows (dollars in thousands):

Year	Amortization Expense
2012	1,003
2013	785
2014	598
2015	525
2016	59

(10)	Lease Commitments

The Company has entered into various non-cancelable operating lease agreements for its office facilities and office equipment, which expire in 2014. Existing facility leases require monthly rents plus payment of property taxes, normal maintenance and insurance on facilities. Rental expense for the operating leases was $530,000, $445,000 and $460,000 (as recast) during the years ended 2011, 2010, and 2009, respectively.

A summary of the minimum future lease payments for the years ending December 31 follows (dollars in thousands):

2012	452
2013	463
2014	83
2015	—
2016	—
Thereafter	—

$998

(11)    Income Taxes

The provision for income taxes includes income taxes currently payable and those deferred due to temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. The Company recorded no provision for income taxes for the year ended December 31, 2011. As a result of the Aerial7 and Adapt acquisitions, the Company was able to release valuation allowance of $1,002,000, resulting in an income tax benefit for the year ended December 31, 2010. During the year ended December 31, 2009, the Company filed Form 1139, Corporation Application for Tentative Refund, to claim a refund of alternative minimum taxes paid for the year ended December 31, 2005 pursuant to the Worker, Homeownership, and Business Assistance Act of 2009, passed on November 5, 2009. As a result, the Company recorded an income tax benefit of $234,000 for the year ended December 31, 2009.

The provision for income taxes differed from the amounts computed by applying the statutory U.S. federal income tax rate of 34% in 2011, 2010 and 2009 to income (loss) before income taxes as a result of the following (dollars in thousands):

	Years Ended December 31,
	2011	2010	2009
			As recast
Expected tax at federal statutory rate	$(3,920)	$(57)	$(238)
Non-deductible goodwill and other intangibles	831	—	—
Meals, entertainment and other non-deductible expenses	4	(8)	16
Foreign rate differential	389	487	371
Gain on sale of assets of Texas subsidiary	—	—	36
Expired stock options	26	—	144
Other	(59)	—	—
Change in deferred tax valuation allowance	2,729	(1,424)	(563)

Income tax (benefit)	$—	$(1,002)	$(234)

With the exception of 2005, 2006, 2009 and 2010, the Company has generated net operating losses for income tax reporting purposes since inception. At December 31, 2011, the Company had net operating loss carry-forwards for federal income tax purposes of approximately $165,514,000 and approximately $4,783,000 for foreign income tax purposes which, subject to possible annual limitations, are available to offset future taxable income, if any. The federal net operating loss carry-forwards expire between 2018 and 2028.

The temporary differences that give rise to deferred tax assets and liabilities at December 31, 2011 and 2010 are as follows (dollars in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforward for federal income taxes	$55,990	$53,191
Net operating loss carryforward for foreign income taxes	1,234	1,398
Net operating loss carryforward for state income taxes	3,010	2,638
Depreciation and amortization	438	186
Accrued liabilities	512	696
Reserves	131	178
Bad debts	112	47
Tax credits	372	372
Inventory obsolescence	775	614

Total gross deferred tax assets	62,574	59,320

Deferred tax liabilities	—	—

Net deferred tax assets	62,574	59,320
Less valuation allowance	(62,574)	(59,320)

Net deferred tax assets	$—	$—

The valuation allowance for deferred tax assets as of December 31, 2011 and 2010 was $62,574,000 and $59,320,000, respectively. The change in the total valuation allowance for the year ended December 31, 2011 was an increase of $3,254,000. Our deferred tax assets do not include $839,000 of net operating loss benefits that, if realized, would result in an increase to additional paid-in capital of $301,000.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (dollars in thousands):

	December 31,	December 31,
	2011	2010
Gross unrecognized tax benefits, beginning of year	$328	$350
Additions based on tax positions related to the current year	—	7
Additions/Subtractions for tax positions of prior years	(80)	(29)
Reductions for settlements and payments	—	—
Reductions due to statute expiration	—	—

Gross unrecognized tax benefits, end of year	$248	$328

Included in the balance of gross unrecognized tax benefits at December 31, 2011 is $248,000 of tax positions for which ultimate tax benefit is uncertain. These amounts consist of various credits. Because of the permanent nature of these items the disallowance would normally impact the effective tax rate.

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

At December 31, 2011, there were warrants outstanding and exercisable for 5,000 shares of common stock.

(13)    Employee Benefit Plans

(a) Retirement Plan

The Company has a defined contribution 401(k) plan for all employees. Under the 401(k) plan, employees are permitted to make contributions to the plan in accordance with IRS regulations. The Company may make discretionary contributions as approved by the Board of Directors. The Company contributed $163,000, $160,000 and $169,000 (as recast) during 2011, 2010 and 2009, respectively.

(b) Restricted Stock Units

During 2004, the Company adopted the Omnibus Long-Term Incentive Plan (the “Omnibus Plan”) and the Non-Employee Directors Plan (the “Directors Plan”). During 2011, the Company’s stockholders approved an amendment to the Omnibus Plan to increase the number of shares available for grant by 3,000,000. Under the Omnibus Plan, the Company may grant up to 5,350,000 stock options, stock appreciation rights, restricted stock awards, performance awards, and other stock awards. Under the Directors Plan, the Company may grant up to 400,000 stock options, stock appreciation rights, restricted stock awards, performance awards, and other stock awards.

Under the Directors Plan and the Omnibus Plan, the Company has awarded Restricted Stock Units (“RSUs”). Unearned compensation is measured at fair market value on the date of grant and recognized as compensation expense over the period in which the RSUs vest. All RSUs awarded to employees under the Omnibus Plan vest ratably over three or four years, depending on the terms of each individual award or, on a pro rata basis, upon the employee’s death, disability or termination without cause or, in full, upon a change in control of the Company. RSUs awarded to board members upon their election or re-election to the board under the Directors Plan vest 100% upon the three-year anniversary of the grant date. RSUs awarded to board members upon their election or re-election to the board under the Omnibus Plan vest ratably over three years. RSUs awarded to board members upon their appointment as board chairman or to a board committee vest 100% upon the anniversary of the grant date. All RSUs awarded to board members may vest earlier, on a pro rata basis, upon the director’s death, disability, or retirement or, in full, upon a change in control of the Company.

On June 11, 2007, pursuant to the terms of the employment agreement dated May 1, 2007 by and between the Company and Michael D. Heil, Mr. Heil was awarded 1,000,000 restricted stock units outside of the Company’s 2004 Directors Plan and 2004 Omnibus Plan as an inducement award without stockholder approval pursuant to NASDAQ Marketplace Rule 5635(c)(4). Pursuant to the terms of Mr. Heil’s agreement, 500,000 of the restricted stock units vested in increments of 125,000 shares per year effective on June 11, 2008, June 11, 2009, June 11, 2010 and June 11, 2011. On March 19, 2008, the vesting terms for the remaining 500,000 restricted stock units granted to Mr. Heil were amended to provide time-based vesting, pursuant to which 125,000 shares vested on each of March 19, 2009, March 19, 2010 and March 19, 2011, and 125,000 shares scheduled to vest on March 19, 2012. All RSUs granted to Mr. Heil may vest earlier, in full, upon a change in control of the Company or, on a pro rata basis, upon Mr. Heil’s death, disability or termination without cause.

As part of the acquisition of Adapt, on August 6, 2010, the Company entered into three year employment agreements with the three founders and key employees of Adapt. Each of these three key employees received grants of 200,000 RSUs outside of the Company’s 2004 Directors Plan and 2004 Omnibus Plan as an inducement award without stockholder approval pursuant to NASDAQ Marketplace Rule 5635(c)(4) that vested 33% on August 6, 2011 and the remainder of which will vest 33% on August 6, 2012 and 34% on August 6, 2013. All RSUs granted to the key employees of Adapt may vest earlier, in full, upon a change in control of the Company or, on a pro rata basis, upon their death, disability or termination without cause.

As part of the acquisition of Aerial7, on October 7, 2010, the Company entered into employment agreements with a three year term with the three founders and key employees of Aerial7. Each of these three key employees received grants of 150,000 RSUs outside of the Company’s 2004 Directors Plan and 2004 Omnibus Plan as an inducement award without stockholder approval pursuant to NASDAQ Marketplace Rule 5635(c)(4). Each of these RSU grants vest in equal annual installments of 50,000 RSUs, with the first vesting event occurring on October 7, 2011, and the remaining vesting events scheduled to occur on October 7, 2012 and October 7, 2013. All RSUs granted to the key employees of Aerial7 may vest earlier, in full, upon a change in control of the Company or, on a pro rata basis, upon their death, disability or termination without cause.

The following table summarizes information regarding restricted stock unit activity for the years ended December 31, 2009, 2010 and 2011, respectively:

	Directors Plan		Omnibus Plan		Inducement Grants
	Number	Weighted Average Value per Share	Number	Weighted Average Value per Share	Number	Weighted Average Value per Share
Outstanding, January 1, 2009	129,832	$2.22	1,595,052	$2.70	875,000	$2.13
Granted	31,500	0.71	110,250	0.59	—	—
Canceled	(37,000)	2.53	(496,787)	2.38	—	—
Released to common stock	(29,833)	1.24	(285,515)	2.72	(172,000)	2.13
Released for settlement of taxes	—	—	(132,806)	2.75	(78,000)	2.13

Outstanding, December 31, 2009	94,499	1.90	790,194	2.60	625,000	2.13
Granted	58,194	1.54	426,806	1.90	1,050,000	1.83
Canceled	—	—	(70,093)	2.24	—	—
Released to common stock	(80,417)	2.07	(230,756)	3.27	(171,188)	2.13
Released for settlement of taxes	—	—	(107,922)	3.85	(78,812)	2.13

Outstanding, December 31, 2010	72,276	1.42	808,229	1.90	1,425,000	1.91
Granted	—	—	694,250	2.99	—	—
Canceled	—	—	(126,430)	2.49	—	—
Released to common stock	(72,276)	1.42	(315,288)	2.11	(460,153)	1.92
Released for settlement of taxes	—	—	(120,605)	2.23	(139,848)	2.05

Outstanding, December 31, 2011	—	$—	940,156	$2.51	824,999	$1.88

For the years ended December 31, 2011, 2010 and 2009, the Company recorded in general and administrative expense pre-tax charges of $1,824,000, $1,478,000 and $1,310,000 associated with the expensing of restricted stock unit activity.

As of December 31, 2011, there was $2,736,000 of total unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted average period of two years.

As of December 31, 2011, all outstanding restricted stock units were non-vested.

(c) Stock Options

In 1996, the Company adopted the Incentive Stock Option Plan (the “1996 Plan”). The 1996 Plan terminated on April 30, 2008. The options under the 1996 Plan and the Omnibus Plan were granted at the fair market value of the Company’s stock at the date of grant as determined by the Company’s Board of Directors. Options become exercisable over varying periods up to 3.5 years and expire at the earlier of termination of employment or up to six years after the date of grant. At December 31, 2011, there were no shares available for grant under the 1996 Plan and Director Plan and 3,053,144 shares available under the Omnibus Plan.

The Company did not grant any stock options during the years ended December 31, 2011, 2010 or 2009. The following table summarizes information regarding stock option activity for the years ended December 31, 2009, 2010 and 2011:

	Number	Weighted Average Exercise Price per Share
Outstanding, January 1, 2009	347,297	$6.77
Granted	—	—
Canceled	(307,297)	6.67
Exercised	—	—

Outstanding, December 31, 2009	40,000	7.59
Granted	—	—
Canceled	(40,000)	7.59
Exercised	—	—

Outstanding, December 31, 2010	—	—
Granted	—	—
Canceled	—	—
Exercised	—	—

Outstanding, December 31, 2011	—	$—

(14)    Net Income (Loss) per Share

The computation of basic and diluted net income (loss) per share (EPS) follows (in thousands, except per share amounts):

	Years Ended December 31,
	2011	2010	2009
			As recast
Basic net income (loss) per share computation:
Numerator:
Net income (loss)	$(11,529)	$835	$(463)

Denominator:
Weighted average number of common shares outstanding	33,407	32,770	32,310

Basic net income (loss) per share	$(0.35)	$0.03	$(0.01)
Diluted net income (loss) per share computation:
Numerator:
Net income (loss)	$(11,529)	$835	$(463)

Denominator:
Weighted average number of common shares outstanding	33,407	32,770	32,310
Effect of dilutive stock options, warrants, and restricted stock units	—	2,311	—

	33,407	35,081	32,310

Diluted net income (loss) per share	$(0.35)	$0.02	$(0.01)
Stock options not included in dilutive net income (loss) per share since anti-dilutive	—	—	—
Warrants not included in dilutive net income (loss) per share since anti-dilutive	5	5	600

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

The following tables summarize the Company’s revenues by product line, as well as its revenues by geography and the percentages of revenue by route to market (dollars in thousands):

	Revenue by Product Line
	Years Ended December 31,
	2011	2010	2009
			As recast
Power	$30,305	$40,933	$48,277
Batteries	1,763	—	—
Audio	4,403	640	—
Protection	988	252	—
Other Accessories	913	1,532	667

Total revenues	$38,372	$43,357	$48,944

	Revenue by Geography
	Years Ended December 31,
	2011	2010	2009
			As recast
Americas	$28,285	$35,004	$43,325
Europe	7,224	6,219	4,556
Asia Pacific	2,863	2,134	1,063

	$38,372	$43,357	$48,944

	% of Revenue by Route to Market
	Years Ended December 31,
	2011	2010	2009
			As recast
Retailers and distributors	86%	88%	67%
OEM and private-label-resellers	7%	8%	31%
Other	7%	4%	2%

	100%	100%	100%

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

Two customers accounted for 21% and 10% of net sales for the year ended December 31, 2011. Two customers accounted for 34% and 17% of net sales for the year ended December 31, 2010. Two customers accounted for 43% and 24% of net sales (as recast) for the year ended December 31, 2009.

One customer’s accounts receivable balance accounted for 20% of net accounts receivable at December 31, 2011. Two customers’ accounts receivable balance accounted for 28% and 16% of net accounts receivable at December 31, 2010.

Allowance for doubtful accounts was $311,000 and $131,000 at December 31, 2011 and December 31, 2010, respectively. Allowance for sales returns and price protection was $318,000 and $419,000 at December 31, 2011 and December 31, 2010, respectively.

(16)    Contingencies

The Company procures its products primarily from supply sources based in Asia. Typically, the Company places purchase orders for completed products and takes ownership of the finished inventory upon completion and delivery from its supplier. Occasionally, the Company presents its suppliers with ‘Letters of Authorization’ for the suppliers to procure long-lead raw components to be used in the manufacture of the Company’s products. These Letters of Authorization indicate the Company’s commitment to utilize the long-lead raw components in production. As of June 30, 2007, based on a change in strategic direction, the Company determined it would not procure certain products for which it had outstanding Letters of Authorization with suppliers. The Company believes it is probable that it will be required to pay suppliers for certain Letter of Authorization commitments and has already partially settled some of these obligations. At December 31, 2011 and 2010, the Company had estimated and accrued a liability for this contingency in the amount of $150,000 and $160,000, respectively.

From time to time, the Company is involved in legal proceedings arising in the ordinary course of its business. The Company is not currently a party to any litigation that the Company believes, if determined adversely to it, would have a material adverse effect on its financial condition, results of operations, or cash flows.

(17)    Supplemental Financial Information

A summary of additions and deductions related to the allowances for accounts receivable for the years ended December 31, 2011, 2010 and 2009 follows (dollars in thousands):

	Balance at Beginning of Year	Charged to Costs and Expenses	Utilization	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2011	$131	$287	$(107)	$311

Year ended December 31, 2010	$130	$1	$—	$131

Year ended December 31, 2009	$570	$125	$(565)	$130

Allowance for sales returns and price protection:
Year ended December 31, 2011	$419	$938	$(1,039)	$318

Year ended December 31, 2010	$442	$979	$(1,002)	$419

Year ended December 31, 2009	$246	$695	$(499)	$442

(18)    Quarterly Financial Data (Unaudited)

A summary of the quarterly data for the years ended December 31, 2011 and 2010 follows (dollars in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2011:
Net revenue	$9,228	$10,831	$9,666	$8,647

Gross profit	$2,859	$2,800	$2,124	$686

Operating expenses	$(4,549)	$(4,810)	$(4,375)	$(6,332)

Income tax benefit	$—	$—	$—	$—

Net loss	$(1,639)	$(1,939)	$(2,231)	$(5,720)

Net loss per share:
Basic	$(0.05)	$(0.06)	$(0.07)	$(0.17)

Diluted	$(0.05)	$(0.06)	$(0.07)	$(0.17)

Year ended December 31, 2010:
Net revenue	$8,169	$9,748	$12,220	$13,220

Gross profit	$2,652	$3,312	$4,039	$4,407

Operating expenses	$(3,727)	$(3,809)	$(4,368)	$(5,020)

Income tax benefit	$—	$—	$235	$767

Net Income (loss)	$768	$(400)	$51	$416

Net income (loss) per share:
Basic	$0.02	$(0.01)	$0.00	$0.01

Diluted	$0.02	$(0.01)	$0.00	$0.01

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Based on their evaluation as of December 31, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective as of the end of the period covered by this report to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Rules13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment of those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

We have a policy governing transactions in our securities by directors, officers, employees and others which permits these individuals to enter into trading plans complying with Rule 10b5-l under the Securities Exchange Act of 1934, as amended. We have been advised that Michael D. Heil, our President and Chief Executive Officer, in accordance with Rule 10b5-l and our policy governing transactions in our securities, entered into an amendment, dated November 30, 2011, of a trading plan that he previously executed on May 13, 2010. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving the Company.

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

The information required by this Item 10 is incorporated by reference to our definitive proxy statement for the 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days following year end.

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

The information required by this Item 11 is incorporated by reference to our definitive proxy statement for the 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days following year end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our definitive proxy statement for the 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days following year end.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our definitive proxy statement for the 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days following year end.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to our definitive proxy statement for the 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days following year end.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2012.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 27, 2012.

SIGNATURES	TITLE

/s/ MICHAEL D. HEIL Michael D. Heil	President, Chief Executive Officer and Member of the Board (Principal Executive Officer)

/s/ DARRYL S. BAKER Darryl S. Baker	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ MICHAEL J. LARSON Michael J. Larson	Director and Chairman of the Board

/s/ PETER L. AX Peter L. Ax	Director

/s/ FREDERIC WELTS Frederic Welts	Director

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger dated October 7, 2010 by and among the Company, Mobility Assets, Inc., Aerial7 Industries, Inc. and Seth Egorin, as shareholders Agent (1)

3.1	Certificate of Incorporation of the Company (2)

3.2	Articles of Amendment to the Certificate of Incorporation of the Company dated as of June 17, 1997 (3)

3.3	Articles of Amendment to the Certificate of Incorporation of the Company dated as of September 10, 1997 (2)

3.4	Articles of Amendment to the Certificate of Incorporation of the Company dated as of July 20, 1998 (2)

3.5	Articles of Amendment to the Certificate of Incorporation of the Company dated as of February 3, 2000 (2)

3.6	Articles of Amendment to the Certificate of Incorporation of the Company dated as of March 31, 2000 (3)

3.7	Certificate of Designations, Preferences, Rights and Limitations of Series G Junior Participating Preferred Stock of Mobility Electronics, Inc. (4)

3.8	Certificate of Ownership and Merger Merging iGo Merger Sub Inc. with and into Mobility Electronics, Inc. (5)

3.9	Certificate of Elimination of Series C, Series D, Series E, and Series F Preferred Stock of Mobility Electronics, Inc. (5)

3.10	Fourth Amended and Restated Bylaws of the Company (6)

4.1	Specimen of Common Stock Certificate (7)

4.2	Rights Agreement between the Company and Computershare Trust Company, dated June 11, 2003 (4)

4.3	Amendment No. 1 to Rights Agreement dated as of August 4, 2006, by and between the Company and Computershare Trust Company (8)

4.4	Amendment No. 2 to Rights Agreement dated as of October 11, 2006, by and between the Company and Computershare Trust Company (9)

4.5	Form of Warrant to Purchase Common Stock of the Company issued to Silicon Valley Bank on September 3, 2003 (10)

10.1	Amended and Restated 1996 Long Term Incentive Plan, as amended on January 13, 2000 (2)+

10.2	Employee Stock Purchase Plan (11)+

10.3	2004 Omnibus Plan (12)+

10.4	Form of Indemnity Agreement executed between the Company and certain officers and directors (13)

10.5	Standard Multi-Tenant Office Lease by and between the Company and I.S. Capital, LLC, dated July 17, 2002 (14)

10.6	Amendment to Lease Agreement by and between the Company and I.S. Capital, LLC, dated February 1, 2003 (14)

10.7	Second Amendment to Lease Agreement by and between the Company and I.S. Capital, LLC, dated January 15, 2004 (14)

Exhibit Number	Description of Document

10.8	Third Amendment to Lease Agreement by and between the Company and Mountain Valley Community Church, effective as of October 6, 2004 (15)

10.9	Fifth Amendment to Lease Agreement between the Company and Mountain Valley Church, effective August 25, 2008 (16)

10.10	Form of Amended and Restated 2005 Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement (17)+

10.11	Amended and Restated Form of Non-Employee Director Long-Term Incentive Plan Restricted Stock Unit Award Agreement (Annual Committee Grants) (17)+

10.12	Amended and Restated Form of Non-Employee Director Long-Term Incentive Plan Restricted Stock Unit Award Agreement (Election / Re-Election Committee Grants) (17)+

10.13	Form of 2007 Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement (18)+

10.14	Form Change In Control Agreement executed between the Company and certain officers (19)+

10.15	Employment Agreement, dated May 1, 2007, by and between the Company and Michael D. Heil (20)+

10.16	Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement, dated June 11, 2007 (21)+

10.17	Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement, dated June 11, 2007 (21)+

10.18	Amendment No. 1 to Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement, dated March 19, 2008 (22)+

10.19	Form of Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement (22)+

10.20	First Amendment to the iGo, Inc. Omnibus Long Term Incentive Plan (23)+

10.21	Second Amendment to the iGo, Inc. Omnibus Long Term Incentive Plan (24)+

10.22	2011 Executive Bonus Plan (24)+

10.23	Form of Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement (25)+

21.1

Subsidiaries.

•    iGo Direct Corporation (Delaware)

•    iGo EMEA Limited (United Kingdom)

•    Mobility California, Inc. (Delaware)

•    Mobility Idaho, Inc. (Delaware)

•    Mobility Texas, Inc. (Texas)

•    Aerial7 Industries, Inc. (Delaware)

•    Adapt Mobile Limited (United Kingdom)

23.1	Consent of KPMG LLP.*

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101**	XBRL Instance Document

101**	XBRL Taxonomy Extension Schema Document

101**	XBRL Taxonomy Calculation Linkbase Document

101**	XBRL Taxonomy Label Linkbase Document

101**	XBRL Taxonomy Presentation Linkbase Document

*	Filed / Furnished herewith

**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

+	Management or compensatory plan or agreement.
(1)	Previously filed as an exhibit to Current Report on Form 8-K filed on October 8, 2010.
(2)	Previously filed as an exhibit to Registration Statement No. 333-30264 dated February 11, 2000.
(3)	Previously filed as an exhibit to Amendment No. 2 to Registration Statement No. 333-30264 on Form S-1 dated May 4, 2000.
(4)	Previously filed as an exhibit to Current Report on Form 8-K filed on June 19, 2003.
(5)	Previously filed as an exhibit to Current Report on Form 8-K filed on May 21, 2008.
(6)	Previously filed as an exhibit to Annual Report on Form 10-K for the year end December 31, 2008.
(7)	Previously filed as an exhibit to Amendment No. 3 to Registration Statement No. 333-30264 on Form S-1 dated May 18, 2000.
(8)	Previously filed as an exhibit to Current Report on Form 8-K filed on August 4, 2006.
(9)	Previously filed as an exhibit to Current Report on Form 8-K filed on October 12, 2006.
(10)	Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2003.
(11)	Previously filed as an exhibit to Registration Statement No. 333-69336 on Form S-8 filed on September 13, 2001.
(12)	Previously filed in definitive proxy statement on Schedule 14A filed on April 15, 2004.
(13)	Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2001.
(14)	Previously filed as an exhibit to Form 10-K for the period ended December 31, 2003.
(15)	Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2004.
(16)	Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2008.
(17)	Previously filed as an exhibit to Form 10-K for the period ended December 31, 2005.
(18)	Previously filed as an exhibit to Current Report on Form 8-K filed on January 5, 2007.
(19)	Previously filed as an exhibit to Form 10-K for the period ended December 31, 2006.
(20)	Previously filed as an exhibit to Current Report on Form 8-K filed on May 3, 2007.
(21)	Previously filed as an exhibit to Current Report on Form 8-K filed on June 13, 2007.
(22)	Previously filed as an exhibit to Current Report on Form 8-K filed on March 21, 2008.
(23)	Previously filed as an exhibit to Current Report on Form 8-K filed on May 20, 2010.
(24)	Previously filed as an exhibit to Current Report on Form 8-K filed on April 26, 2011.
(25)	Previously filed as an exhibit to Current Report on Form 8-K filed on May 3, 2011.

All other schedules and exhibits are omitted because they are not applicable or because the required information is contained in the Financial Statements or Notes thereto.