Form 10-Q
period 2012-03-31
iGo, Inc.
filed 2012-05-10
CIK 1075656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by a checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

At May 4, 2012, there were 34,167,122 shares of the Registrant’s Common Stock, par value $0.01 per share outstanding.

IGO, INC.

FORM 10-Q

Items 2, 3, 4 and 5 are not applicable.

i

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

IGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$11,108	$10,290
Short-term investments	2,517	4,890
Accounts receivable, net	5,221	5,813
Inventories	9,957	11,177
Prepaid expenses and other current assets	395	540

Total current assets	29,198	32,710
Property and equipment, net	599	587
Goodwill	285	285
Intangible assets, net	2,898	3,116
Long-term investments	344	420
Other assets	158	160

Total assets	$33,482	$37,278

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$2,629	$4,150
Accrued expenses and other current liabilities	1,413	956
Deferred revenue	825	1,305

Total liabilities	4,867	6,411
Equity:
Common stock, $ .01 par value; authorized 90,000,000 shares; 33,877,610 and 33,741,609 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	339	337
Additional paid-in capital	173,851	173,453
Accumulated deficit	(144,698)	(141,910)
Accumulated other comprehensive loss	(877)	(1,013)

Total equity	28,615	30,867

Total liabilities and equity	$33,482	$37,278

See accompanying notes to unaudited condensed consolidated financial statements.

IGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue	$8,247	$9,228
Cost of revenue	6,802	6,369

Gross profit	1,445	2,859

Operating expenses:
Sales and marketing	1,568	2,037
Research and development	651	471
General and administrative	1,996	2,041

Total operating expenses	4,215	4,549

Loss from operations	(2,770)	(1,690)
Other income (expense):
Interest income, net	5	21
Other income (expense), net	(23)	30

Net loss	(2,788)	(1,639)
Basic and diluted net loss per common share	$(0.08)	$(0.05)
Basic and diluted weighted average common shares outstanding	33,767	33,026
Other comprehensive loss:
Unrealized loss on available for sale investments	(66)	(5)
Foreign currency translation adjustments	202	133

Total comprehensive loss	$(2,652)	$(1,511)

See accompanying notes to unaudited condensed consolidated financial statements.

IGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss.	$(2,788)	$(1,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts and sales returns and credits	310	233
Depreciation and amortization	468	484
Amortization of deferred compensation	461	422
Changes in operating assets and liabilities:
Accounts receivable	283	4,037
Inventories	1,220	(1,862)
Prepaid expenses and other assets	19	(1,051)
Accounts payable	(1,521)	(26)
Accrued expenses and other current liabilities	(84)	(1,743)

Net cash used in operating activities	(1,632)	(1,145)

Cash flows from investing activities:
Purchase of property and equipment	(134)	(136)
Sale of short-term investments, net	2,382	7,605

Net cash provided by investing activities	2,248	7,469

Cash flows from financing activities:
Net cash provided by financing activities	—	—

Effects of exchange rate changes on cash and cash equivalents	202	133

Net increase in cash and cash equivalents	818	6,457
Cash and cash equivalents, beginning of period	10,290	9,942

Cash and cash equivalents, end of period	$11,108	$16,399

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

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles, pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying condensed consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2011 included in the Company’s Form 10-K, filed with the SEC. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of results to be expected for the full year or any other period.

The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make a number of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debt expense, sales returns and price protection, inventories, warranty obligations, impairment of long-lived assets and investments, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Recent Accounting Pronouncements

In June 2011, the FASB issued an amendment to the existing guidance on the presentation of comprehensive income. Under the amended guidance, entities have the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Entities no longer have the option of presenting the components of other comprehensive income within the statement of changes in stockholders’ equity. For public entities, the amendment is effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011. Adoption of this amendment resulted in a change to the Company’s presentation of comprehensive income.

(2)	Fair Value Measurement

As of March 31, 2012, the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis are comprised of overnight money market funds and investments in marketable securities.

The Company invests excess cash from its operating cash accounts in overnight money market funds and reflects these amounts within cash and cash equivalents on the condensed consolidated balance sheet at a net value of 1:1 for each dollar invested.

At March 31, 2012 and December 31, 2011, investments in marketable securities totaling $2,518,000 and $4,890,000, respectively, are classified as short-term investments on the condensed consolidated balance sheets. These investments are considered available-for-sale securities and are reported at fair value based on third-party broker statements, which qualifies as level 2 in the fair value hierarchy. At March 31, 2012, investments in marketable securities totaling $344,000 are classified as long-term investments on the condensed consolidated balance sheet. These investments are considered available-for-sale securities and are reported at fair value based on a quoted market price, which qualifies as level 1 in the fair value hierarchy. The unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive (loss) income. Realized gains and losses are included in interest income, net.

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

The Company generated net proceeds of $2,375,000 and $7,605,000 from the sale of short-term available-for-sale marketable securities during the three months ended March 31, 2012 and March 31, 2011, respectively.

As of March 31, 2012 and December 31, 2011, the amortized cost basis, unrealized holding gains, unrealized holding losses, and aggregate fair value by short-term major security-type investments were as follows (dollars in thousands):

	March 31, 2012			December 31, 2011
	Amortized Cost	Net Unrealized Holding Gains (Losses)	Aggregate Fair Value	Amortized Cost	Net Unrealized Holding Gains (Losses)	Aggregate Fair Value
U.S. corporate securities:
Corporate notes and bonds	$400	$—	$400	$2,785	$(2)	$2,783
U.S. municipal funds	2,107	10	2,117	2,105	2	2,107

	$2,507	$10	$2,517	$4,890	$—	$4,890

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

The Company assesses its long-term investments for other-than-temporary declines in value by considering various factors that include, among other things, events that may affect the creditworthiness of a security’s issuer, the length of time the security has been in a loss position, and the Company’s ability and intent to hold the security until a forecasted recovery of fair value. At March 31, 2012 the Company’s investments in Pure Energy Visions had fair values significantly below their amortized cost, resulting in unrealized holding losses. Due to the short duration of the decline in value and the Company’s ability and intent to hold these securities until recovery, the Company does not consider the declines in value of the long-term investments to be other-than-temporary. However, any such losses will be evaluated on an ongoing basis and could result in other than temporary impairment charges in future periods.

As of March 31, 2012 and December 31, 2011, the amortized cost basis, unrealized holding gains, unrealized holding losses, and aggregate fair value by long-term major security-type investments were as follows (dollars in thousands):

	March 31, 2012			December 31, 2011
	Amortized Cost	Net Unrealized Holding Losses	Aggregate Fair Value	Amortized Cost	Net Unrealized Holding Gains	Aggregate Fair Value
Canadian corporate securities:
Common stock	$613	$(441)	$172	$613	$(403)	$210
Corporate debenture	613	(441)	172	613	(403)	210

	$1,226	$(882)	$344	$1,226	$(806)	$420

(4)	Intangible Assets

Intangible assets consist of the following at March 31, 2012 and December 31, 2011 (dollars in thousands):

		March 31, 2012			December 31, 2011
	Average Life (Years)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Patents and trademarks	3	$3,907	$(3,130)	$777	$3,780	$(2,944)	$836
Non-compete agreements	3	90	(47)	43	90	(39)	51
Trade names	8	612	(502)	110	612	(473)	139
Customer intangibles	5	830	(248)	582	830	(207)	623
Proprietary process	5	1,070	(275)	795	1,070	(221)	849
Distribution rights	5	375	(88)	287	375	(69)	306
Technology license	10	331	(27)	304	331	(19)	312

Total intangible assets		$7,215	$(4,317)	$2,898	$7,088	$(3,972)	$3,116

Aggregate amortization expense for identifiable intangible assets totaled $345,000 and $379,000 for the three months ended March 31, 2012 and 2011, respectively.

(5)	Stock-based Compensation

Stock-based compensation expense includes compensation expense, recognized over the applicable requisite service periods for share-based awards. As of March 31, 2012, there were no fully-vested outstanding stock options and no non-vested outstanding stock options.

The following table summarizes information regarding restricted stock units for the three months ended March 31, 2012:

	Omnibus Plan		Inducement Grants
	Number	Weighted Average Value per Share	Number	Weighted Average Value per Share
Outstanding, December 31, 2011	940,156	$2.51	824,999	$1.88
Granted	—	—	—	—
Canceled	—	—	—	—
Released to common stock	(51,940)	$1.63	(84,054)	1.29
Released for settlement of taxes	(25,063)	$1.51	(40,946)	1.29

Outstanding, March 31, 2012	863,153	$2.59	699,999	$1.99

For the three months ended March 31, 2012 and 2011, the Company recorded in general and administrative expense pre-tax charges of $461,000 and $422,000 associated with the expensing of restricted stock unit awards activity.

As of March 31, 2012, there was $2,292,000 of total unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a weighted average period of two years.

As of March 31, 2012, all outstanding restricted stock units were non-vested.

(6)	Net Loss per Share

The computation of basic and diluted net loss per share follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Numerator:
Net loss.	$(2,788)	$(1,639)
Denominator:
Weighted average number of common shares outstanding	33,767	33,026

Basic net loss per share:	$(0.08)	$(0.05)

Warrants not included in dilutive loss per share since anti-dilutive	5	5

All restricted stock units were excluded from the computation of diluted net loss per common share for each period presented because the inclusion of such items would be anti-dilutive based on the net loss reported.

(7)	Product Lines, Concentration of Credit Risk and Significant Customers

The Company is engaged in the business of selling accessories for computers and mobile electronic devices. The Company has five product lines, consisting of Power, Batteries, Audio, Protection and Other Accessories. The Company’s chief operating decision maker (“CODM”) continues to evaluate revenues based on product lines and geographies. However, the CODM manages the Company’s operations as a single business segment, which consists of the development, marketing and sales of electronics accessories across all product lines.

The following tables summarize the Company’s revenues by product line, as well as its revenues by geography (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Power	$6,517	$7,910
Batteries	658	147
Audio	778	771
Protection	129	149
Other accessories	165	251

Total revenues	$8,247	$9,228

	Three Months Ended March 31,
	2012	2011
Americas	$6,504	$6,843
Europe	1,480	1,823
Asia Pacific	263	562

	$8,247	$9,228

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

Two customers accounted for 24% and 16% of net sales for the three months ended March 31, 2012. Two customers accounted for 24% and 10% of net sales for the three months ended March 31, 2011.

Two customer’s accounts receivable balance accounted for 30% and 10% of net accounts receivable at March 31, 2012. One customer’s accounts receivable balance accounted for 19% of net accounts receivable at March 31, 2011.

Allowance for doubtful accounts was $299,000 and $311,000 at March 31, 2012 and December 31, 2011, respectively. Allowance for sales returns and price protection was $423,000 and $318,000 at March 31, 2012 and December 31, 2011, respectively.

(8)	Contingencies

The Company procures its products primarily from supply sources based in Asia. Typically, the Company places purchase orders for completed products and takes ownership of the finished inventory upon completion and delivery from its supplier. Occasionally, the Company presents its suppliers with ‘Letters of Authorization’ for the suppliers to procure long-lead raw components to be used in the manufacture of the Company’s products. These Letters of Authorization indicate the Company’s commitment to utilize the long-lead raw components in production. As of June 30, 2007, based on a change in strategic direction, the Company determined it would not procure certain products for which it had outstanding Letters of Authorization with suppliers. The Company believes it is probable that it will be required to pay suppliers for certain Letter of Authorization commitments and has already partially settled some of these obligations. At March 31, 2012 and December 31, 2011, the Company had estimated, and recorded, a remaining liability for this contingency in the amount of $150,000.

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

This report contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “expect,” “anticipate,” “estimate” and other similar statements of expectations identify forward-looking statements. Forward-looking statements in this report can be found in the “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplementary Data” sections as well as other sections of this report and include, without limitation, statements concerning our expectations regarding our anticipated revenue, costs, cash flows, gross profit, gross margins, operating efficiencies, and related expenses for 2012; expectation regarding our strategy, including but not limited to, our intentions to expand our line of cases, skins, screen protectors, audio products and introduce new accessories for mobile devices,, to protect our intellectual property position by filing for additional patents, to pursue opportunities to acquire businesses, products or technologies, and to expand the market availability of our products; our anticipated ability to broaden our distribution base, thus decreasing our dependence on sales to Walmart and RadioShack; beliefs relating to our competitive advantages and the market need for our products; the expected sources, availability and sufficiency of cash and liquidity; expected market and industry trends; expectations regarding the success of new product introductions; the anticipated strength, and ability to protect, our intellectual property portfolio;; our expectations about competition; trends in key operating metrics, including days outstanding in accounts receivable and inventory turns; the results of future tax audits and tax settlements; the realizability of our deferred tax asset and the outcome of uncertain tax positions; the recognition of unrecognized equity compensation cost; our initiatives, including plans for internal product development, sourcing products from third-parties, joint marketing ventures, product bundling, licensing opportunities, acquisitions of complementary and synergistic product families and companies, expanding our distribution beyond consumer retail by selling products into the enterprise, government and education channels and the resulting positive impact on our revenue and earnings of these initiatives; our intention to retain cash balances in the United Kingdom; the possible disposition of assets; future payments to suppliers for letters of authorization; the possibility that we may issue additional shares of stock or attempt to access a credit facility; our intention and ability to hold marketable securities to maturity; our intentions about employing hedging strategies; and our expectations regarding the outcome and anticipated impact of various legal proceedings in which we may be involved.

These forward-looking statements are based largely on our management’s expectations and involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011 under the heading “Risk Factors” and those set forth in other sections of this report and in other reports that we file with the SEC. Additional factors that could cause actual results to differ materially from those expressed in these forward-looking statements include, among others, the following:

•	the sufficiency of our revenue to absorb expenses;

•	our ability to expand our revenue base and develop new products and product enhancements;

•	our dependence on large purchases from significant customers, namely Walmart;

•	our ability to expand and diversify our customer base;

•	our reliance upon Walmart and RadioShack, as well as other distributors and resellers;

•	increased focus by consumer electronics retailers on their own private label brands;

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

•	our ability to manage our inventory levels;

•	decreasing sales prices on our products over their sales cycles;

•	our failure to integrate acquired businesses, products and technologies;

•	our reliance on and the risk relating to outsourced manufacturing fulfillment of our products, including potential increases in manufacturing costs;

•	our reliance on sole sources for key componets;

•	the negative impacts of product returns;

•	design and performance issues with our products;

•	liability claims;

•	our failure to expand or protect our proprietary rights and intellectual property;

•	intellectual property infringement claims against us;

•	our ability to hire and retain qualified personnel;

•	our ability to secure additional financing to meet our future capital needs;

•	increased competition and/or reduced demand in our industry;

•	our failure to comply with domestic and international laws and regulations;

•	economic conditions, political events, war, terrorism, public health issues, natural disasters and similar circumstances;

•	that our common stock could be delisted from the NASDAQ Global Market;

•	volatility in our stock price;

•	concentration of stock ownership among our executive officers and principal stockholders;

•	provisions in our certificate of incorporation, bylaws and Delaware law, as well as our stockholder rights plan, that could make a proposed acquisition of the Company more difficult; and

•	dilution resulting from potential future stock issuances.

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

Overview

We are a provider of innovative accessories and power management solutions for the electronics industry. Our vision is to attach our products and technology to every mobile electronic device. Increased functionality and the ability to access and manage information remotely are driving the proliferation of mobile electronic devices and applications. The popularity of these devices is increasing due to reductions in size, weight and cost and improvements in functionality, storage capacity and reliability. Each of these devices needs to be powered and connected when in the home, the office, or on the road, and can be accessorized, representing opportunities for one or more of our products.

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

Critical Accounting Policies and Estimates

There were no changes in our critical accounting policies during the three months ended March 31, 2012 from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

The following table presents certain selected consolidated financial data for the periods indicated expressed as a percentage of total revenue:

	Three months ended March 31,
	2012	2011
Revenue	100.0%	100.0%
Cost of revenue	82.5%	69.0%

Gross profit	17.5%	31.0%

Operating expenses:
Sales and marketing	19.0%	22.1%
Research and development	7.9%	5.1%
General and administrative	24.2%	22.1%

Total operating expenses	51.1%	49.3%

Loss from operations	(33.6)%	(18.3)%
Other income (expense):
Interest, net	0.1%	0.2%
Other, net	(0.3)%	0.3%

Net income (loss)	(33.8)%	(17.8)%

Comparison of Three Months Ended March 31, 2012 and 2011

Revenue. Revenue generally consists of sales of products, net of returns and allowances. To date, our revenues have come predominantly from laptop chargers. The following table summarizes the year-over-year comparison of our consolidated revenue for the periods indicated (dollars in thousands):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Decrease from same period in the prior year	Percentage change from the same period in the prior year
Revenue	$8,247	$9,228	$(981)	(10.6%)

Following is a breakdown of revenue by significant account for the three months ended March 31, 2012 and 2011 with the corresponding dollar and percent changes (dollars in thousands):

	For the three months ended March 31
	2012		2011
	Sales	% of Total Sales	Sales	% of Total Sales	$ Change	% Change
Walmart	2,019	24%	2,202	24%	(183)	(8.3)%
RadioShack	1,334	16%	505	5%	829	164.2%
Belkin	448	5%	899	10%	(451)	(50.2)%
Office Depot	178	2%	850	9%	(672)	(79.1)%
All other customers	4,268	53%	4,772	52%	(504)	(10.6)%

	8,247	100%	9,228	100%	(981)	(10.6)%

The decrease in revenue for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 was primarily due to declines in sales volume of power products to Belkin and Office Depot combined with a decline in average selling price for power products to Walmart, partially offset by an increase in sales volume to RadioShack, as indicated in the table above. Sales to all other customers also declined as indicated in the table above. The decrease in revenue was also partially offset by an increase in sales of batteries of $511,000 to $658,000 for the three months ended March 31, 2012, compared to $147,000 for the three months ended March 31, 2011. We are working to continue to broaden our distribution base and expand sales of product categories other than power during 2012 with the goal of reducing our dependence on sales of power products to Walmart and RadioShack.

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

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Increase/(decrease) from same period in the prior year	Percentage change from the same period in the prior year
Cost of revenue	$6,802	$6,369	$433	6.8%
Gross profit	$1,445	$2,859	$(1,414)	(49.5)%
Gross margin	17.5%	31.0%	(13.5)%	NA

Although revenue decreased for the three months ended March 31, 2012 compared to three months ended March 31, 2011, cost of revenue increased and gross profit decreased due primarily to the declines in average selling prices to Walmart and other customers. Labor and overhead expenses, which are mostly fixed, increased by $68,000 to $1.4 million, or 16.8% of revenue, for the three months ended March 31, 2012, compared to $1.3 million, or 14.3% of revenue, for the three months ended March 31, 2011. As a result, cost of revenue as a percentage of revenue increased to 82.5% for the three months ended March 31, 2012 from 69.0% for the three months ended March 31, 2011. We continue to see pricing pressure on our products, and as a result, we expect gross margins to remain the same or decline slightly in 2012 compared to 2011.

Sales and marketing. Sales and marketing expenses generally consist of salaries, commissions and other personnel-related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. The following table summarizes the year-over-year comparison of our sales and marketing expenses for the periods indicated (dollars in thousands):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Increase from same period in the prior year	Percentage change from the same period in the prior year
Sales and marketing	$1,568	$2,037	$(469)	(23.0%)

The decrease in sales and marketing expenses primarily resulted from decreases of approximately $282,000 in personnel-related expenses and $220,000 in advertising, market research, public relations and website development expenses for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, due to a reduction of personnel that occurred in August 2011 combined with our decision to reduce discretionary marketing expenditures. As a percentage of revenue, sales and marketing expenses decreased to 19.0% for the three months ended March 31, 2012 from 22.1% for the three months ended March 31, 2011.

Research and development. Research and development expenses consist primarily of salaries and personnel-related costs, outside consulting, lab costs and travel-related costs of our product development group. The following table summarizes the year-over-year comparison of our research and development expenses for the periods indicated (dollars in thousands):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Increase from same period in the prior year	Percentage change from the same period in the prior year
Research and development	$651	$471	$180	38.2%

The increase in research and development expenses primarily resulted from the increases of approximately $75,000 in personnel-related expenses, along with increases of approximately $98,000 in engineering consulting and product certifications for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. As a percentage of revenue, research and development expenses increased to 7.9% for the three months ended March 31, 2012 from 5.1% for the three months ended March 31, 2011. We anticipate increased research and development expenses in 2012 compared to 2011.

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

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Decrease from same period in the prior year	Percentage change from the same period in the prior year
General and administrative	$1,996	$2,041	$(45)	(2.2%)

The decrease in general and administrative expenses primarily resulted from a decrease of $78,000 in bad debt expense, partially offset by an increase in equity compensation of $39,000 during the three months ended March 31, 2012 compared to the three months ended March 31, 2011. General and administrative expenses as a percentage of revenue increased to 24.2% for the three months ended March 31, 2012 from 22.1% for the three months ended March 31, 2011.

Interest income, net. Interest income, net decreased by $16,000 to $5,000 for the three months ended March 31, 2012 compared to $21,000 for the three months ended March 31, 2011. The decrease was primarily due to decreased short-term investment balances during 2012. At March 31, 2012, the average yield on our cash and short-term investments was approximately 0%.

Other income (expense), net.Other income (expense), net was $(23,000) for the three months ended March 31, 2012 compared to $30,000 for the three months ended March 31, 2011. The shift from other income for the three months ended March 31, 2011 to other expense for the three months ended March 31, 2012 was due to sales to customers outside of the United States denominated in foreign currency and fluctuations in those foreign currencies between invoicing and cash collection related to those sales.

Income taxes. No provision for income taxes was required for the three months ended March 31, 2012 or 2011. Based on historical operating losses and projections for future taxable income, it is more likely than not that we will not fully realize the benefits of the net operating loss carryforwards. We have not, therefore, recorded a tax benefit from our net operating loss carryforwards for either of the three months ended March 31, 2012 or March 31, 2011, which at March 31, 2012 totaled approximately $168 million.

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

Our primary use of cash has been to fund operating losses, fund acquisitions, and fund working capital needs of our business, which we expect to continue through 2012. Some of our new suppliers of batteries, protection and audio products have been unwilling to extend trade credit to us on the same terms and conditions as our power product suppliers have historically done. As a result, we are required to pay for purchases of these products in advance of the related sale of these products, which has increased our use of cash to support the working capital required to effectively operate our business. Historically, our primary sources of liquidity have been funds provided by the sale of intellectual property assets. We cannot assure you that this source will be available to us in the future.

We currently do not maintain a credit facility with a bank, however, we may attempt to access to this source of financing at some point in the future.

The following table sets forth for the period presented certain consolidated cash flow information (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Net cash used in operating activities	$(1,632)	$(1,145)
Net cash provided by investing activities	2,248	7,469
Net cash provided by financing activities	—	—
Foreign currency exchange impact on cash flow	202	133

Increase in cash and cash equivalents	$818	$6,457

Cash and cash equivalents at beginning of period	$10,290	$9,942

Cash and cash equivalents at end of period	$11,108	$16,399

•

Net cash used in operating activities. Cash was used in our operating activities for the three months ended March 31, 2012 to fund operating losses and the working capital needs of our business, including inventory purchases. We expect to continue to use cash in operating activities through 2012 to support the anticipated growth of our business.

Our consolidated cash flow operating metrics are as follows:

	Quarter Ended March 31,
	2012	2011
Days outstanding in ending accounts receivable (“DSOs”)	58	42
Inventory turns	2	3

The increase in DSOs at March 31, 2012 compared to March 31, 2011 was primarily due to the increase in sales to RadioShack, which generally requires longer payment terms. We expect DSOs will increase in 2012 as our revenue base increases. The decrease in inventory turns was primarily due to the overall decline in revenue for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. We expect to manage inventory during 2012 and we expect inventory turns for the remainder of 2012 to increase.

•	Net cash provided by investing activities. For the three months ended March 31, 2012, net cash was generated by investing activities primarily as a result of the sale of short-term investments.

•	Net cash provided by financing activities. We had no cash flows from financing activities during the first quarter of 2012 or 2011.

Investments. At March 31, 2012, our short-term investments in marketable securities included one corporate bond and one municipal mutual fund with a total fair value of approximately $2.5 million. Our long-term investments consisted of 2,142,858 shares of Pure Energy Visions common stock with a fair value per share equal to $0.08, plus an interest-free convertible secured debenture having a one-year repayment term that converts into an additional 2,142,858 shares of Pure Energy Visions common stock in lieu of repayment either upon the achievement of certain business goals or earlier at our discretion.

We believe we have the ability to hold all marketable securities to maturity. However, we may dispose of securities prior to their scheduled maturity due to changes in interest rates, prepayments, tax and credit considerations, liquidity or regulatory capital requirements, or other similar factors. As a result, we classify all marketable securities as available-for-sale. These securities are reported at fair value based on third-party broker statements, which represents level 2 in the fair value hierarchy, with unrealized gains and losses, reported in equity as a separate component of accumulated other comprehensive (loss) income.

Contractual Obligations. In our day-to-day business activities, we incur certain commitments to make future payments under contracts such as operating leases and purchase orders. Maturities under these contracts are set forth in the following table as of March 31, 2011 (dollars in thousands):

	Payment due by period
	2012	2013	2014	2015	2016	More than 5 years
Operating lease obligations	$341	$463	$83	$—	$—	$—
Inventory purchase obligations	4,535	—	—	—	—	—

Totals	$4,876	$463	$83	$—	$—	$—

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

Net Operating Loss Carryforwards. As of March 31, 2012, we had approximately $168 million of federal, foreign and state net operating loss carryforwards which expire at various dates. The issuance of our common stock in the future for acquisitions, if any, coupled with prior sales of common stock could cause an annual limitation on the use of our net operating loss carryforwards pursuant to the change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended. This limitation is expected to have a material effect on the timing of our ability to use the net operating loss carryforwards in the future. Additionally, our ability to use the net operating loss carryforwards is dependent upon our future level of profitability, which cannot be determined.

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

See “Liquidity and Capital Resources” for further discussion of our capital structure. Market risk, calculated as the potential change in fair value of our cash and cash equivalents and resulting from a hypothetical 1.0% (100 basis point) change in interest rates, was not material at March 31, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures — We maintain disclosure controls and other procedures that are designed to ensure that information required to be disclosed in our filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. With the participation of the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2012, and concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting — There was no change in our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I. “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from the disclosure included in our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

IGO, INC.

Dated: May 9, 2012	By:	/s/ Michael D. Heil
Michael D. Heil
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Darryl S. Baker
Darryl S. Baker
Vice President and Chief Financial Officer and Authorized Officer of Registrant
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Certificate of Incorporation of the Company (1)

3.2	Articles of Amendment to the Certificate of Incorporation of the Company dated as of June 17, 1997 (2)

3.3	Articles of Amendment to the Certificate of Incorporation of the Company dated as of September 10, 1997 (1)

3.4	Articles of Amendment to the Certificate of Incorporation of the Company dated as of July 20, 1998 (1)

3.5	Articles of Amendment to the Certificate of Incorporation of the Company dated as of February 3, 2000 (1)

3.6	Articles of Amendment to the Certificate of Incorporation of the Company dated as of March 31, 2000 (2)

3.7	Certificate of Designations, Preferences, Rights and Limitations of Series G Junior Participating Preferred Stock of the Company (3)

3.8	Certificate of Ownership and Merger Merging iGo Merger Sub Inc. with and into Mobility Electronics, Inc. (4)

3.9	Certificate of Elimination of Series C, Series D, Series E, and Series F Preferred Stock of the Company (4)

3.10	Fourth Amended and Restated Bylaws of the Company (5)

10.1	Amended and Restated Employment Agreement by and between the Company and Seth Egorin.+(6)

10.2	Amended and Restated Employment Agreement by and between the Company and Phil Johnson.+(6)

10.3	Form of Stock Opton Agreement.+(6)

10.4	Amendment #1 to Employment Agreement by and between the Company and Michael D. Heil.+(6)

10.5	2012 Bonus Program.+(6)

10.6	2012 Compensation Information for Executive Officers.+(6)

10.7	Amendment #2 to Employment Agreement by and between the Company and Michael D. Heil.+(7)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101**	XBRL Instance Document

101**	XBRL Taxonomy Extension Schema Document

101**	XBRL Taxonomy Calculation Linkbase Document

101**	XBRL Taxonomy Label Linkbase Document

101**	XBRL Taxonomy Presentation Linkbase Document

**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.
*	Filed/furnished herewith
+	Management or compensatory plan or agreement.

(1)	Previously filed as an exhibit to Registration Statement No. 333-30264 dated February 11, 2000.
(2)	Previously filed as an exhibit to Amendment No. 2 to Registration Statement No. 333-30264 on Form S-1 dated May 4, 2000.
(3)	Previously filed as an exhibit to Current Report on Form 8-K filed June 19, 2003.
(4)	Previously filed as an exhibit to Current Report on Form 8-K dated May 21, 2008.
(5)	Previously filed as an exhibit to Form 10-K for the period ended December 31, 2008.
(6)	Previously filed as an exhibit to Current Report on Form 8-K filed April 13, 2012.
(7)	Previously filed as an exhibit to Current Report on Form 8-K filed April 23, 2012.