Form 10-Q
period 2012-06-30
iGo, Inc.
filed 2012-08-07
CIK 1075656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

At August 3, 2012, there were 34,266,713 shares of the Registrant’s Common Stock, par value $0.01 per share outstanding.

IGO, INC.

FORM 10-Q

i

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

IGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$10,749	$10,290
Short-term investments	2,122	4,890
Accounts receivable, net	4,473	5,813
Inventories	10,369	11,177
Prepaid expenses and other current assets	346	540

Total current assets	28,059	32,710

Property and equipment, net	550	587
Goodwill	285	285
Intangible assets, net	2,667	3,116
Long-term investments	250	420
Other assets	159	160

Total assets	$31,970	$37,278

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$4,541	$4,150
Accrued expenses and other current liabilities	862	956
Deferred revenue	714	1,305

Total liabilities	6,117	6,411

Stockholders’ Equity:
Common stock, $0.01 par value; authorized 90,000,000 shares; 34,190,270 and 33,741,609 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	342	337
Additional paid-in capital	174,144	173,453
Accumulated deficit	(148,227)	(141,910)
Accumulated other comprehensive loss	(406)	(1,013)

Total equity	25,853	30,867

Total liabilities and stockholders’ equity	$31,970	$37,278

See accompanying notes to unaudited condensed consolidated financial statements.

IGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenue	$7,292	$10,831	$15,539	$20,059
Cost of revenue	5,855	8,031	12,657	14,400

Gross profit	1,437	2,800	2,882	5,659

Operating expenses:
Sales and marketing	1,551	2,165	3,119	4,202
Research and development	625	606	1,276	1,077
General and administrative	1,806	2,039	3,801	4,080

Total operating expenses	3,982	4,810	8,196	9,359

Loss from operations	(2,545)	(2,010)	(5,314)	(3,700)

Other income, net:
Interest income, net	2	21	7	42
Other income (expense), net	(987)	50	(1,010)	80

Net Loss	(3,530)	(1,939)	(6,317)	(3.578)

Basic and diluted net loss per common share	$(0.10)	$(0.06)	$(0.19)	$(0.11)

Basic and diluted weighted average common shares outstanding	34,128	33,315	33,948	33,170
Other comprehensive income (loss):
Reclassification adjustment for losses included in net income	975	—	975	—
Unrealized gain (loss) on available for sale investments	(92)	81	(159)	79
Foreign currency translation adjustments	(411)	45	(209)	179

Total comprehensive loss	$(3,058)	$(1,813)	$(5,710)	$(3,320)

See accompanying notes to unaudited condensed consolidated financial statements.

IGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six months Ended June 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(6,317)	$(3,578)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts and sales returns and credits	704	426
Depreciation and amortization	882	900
Amortization of deferred compensation	856	986
Other-than-temporary impairment charges	975	—
Changes in operating assets and liabilities:
Accounts receivable	636	1,069
Inventories	808	(3,976)
Prepaid expenses and other assets	(18)	(974)
Accounts payable	391	555
Accrued expenses and other current liabilities	(844)	(1,940)

Net cash used in operating activities	(1,927)	(6,532)

Cash flows from investing activities:
Purchase of property and equipment	(184)	(184)
Purchase of intangibles	—	(706)
Sale of short-term investments, net	2,779	5,503
Purchase of long-term investments	—	(1,226)

Net cash provided by investing activities	2,595	3,387

Cash flows from financing activities:
Net cash provided by financing activities	—	—

Effects of exchange rate changes on cash and cash equivalents	(209)	177

Net increase (decrease) in cash and cash equivalents	459	(2,968)
Cash and cash equivalents, beginning of period	10,290	9,942

Cash and cash equivalents, end of period	$10,749	$6,974

See accompanying notes to unaudited condensed consolidated financial statements.

IGO, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of iGo, Inc. and its wholly owned subsidiaries, Mobility California, Inc., Mobility Idaho, Inc., iGo EMEA Limited, Mobility Texas, Inc., iGo Direct Corporation, Adapt Mobile Limited (“Adapt”) and Aerial7 Industries, Inc. (“Aerial7”) (collectively, “iGo” or the “Company”). All significant intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles, pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying condensed consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the SEC. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of results to be expected for the full fiscal year or any other period.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to the existing guidance on the presentation of comprehensive income. Under the amended guidance, entities have the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Entities no longer have the option of presenting the components of other comprehensive income within the statement of changes in stockholders’ equity. For public entities, the amendment is effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011. Adoption of this amendment resulted in a change to the Company’s presentation of comprehensive income.

(2) Fair Value Measurement

As of June 30, 2012, the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis are comprised of overnight money market funds and investments in marketable securities.

The Company invests excess cash from its operating cash accounts in overnight money market funds and reflects these amounts within cash and cash equivalents on the condensed consolidated balance sheet at a net value of 1:1 for each dollar invested.

At June 30, 2012 and December 31, 2011, investments in marketable securities totaling $2,122,000 and $4,890,000, respectively, are classified as short-term investments on the condensed consolidated balance sheets. These investments are considered available-for-sale securities and are reported at fair value based on third-party broker statements, which qualifies as level 2 in the fair value hierarchy set forth by the FASB in Accounting Standards Codification 820—Fair Value Measurements and Disclosures. At June 30, 2012 and December 31, 2011, investments in marketable securities totaling $250,000 and $420,000, respectively, are classified as long-term investments on the condensed consolidated balance sheet. These investments are considered available-for-sale securities and are reported at fair value based on a quoted market price, which qualifies as level 1 in the FASB’s fair value hierarchy. The unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income (loss). The other-than-temporary impairment charges are included in other income (expense), net on the condensed consolidated statements of comprehensive loss.

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

The Company generated net proceeds of $2,779,000 and $5,503,000 from the sale of short-term available-for-sale marketable securities during the six months ended June 30, 2012 and June 30, 2011, respectively.

As of June 30, 2012 and December 31, 2011, the amortized cost basis, unrealized holding gains, unrealized holding losses, and aggregate fair value by short-term major security-type investments were as follows (in thousands):

	June 30, 2012			December 31, 2011
	Amortized Cost	Net Unrealized Holding Gains (Losses)	Aggregate Fair Value	Amortized Cost	Net Unrealized Holding Gains (Losses)	Aggregate Fair Value
U.S. corporate securities:
Corporate notes and bonds	$—	$—	$—	$2,785	$(2)	$2,783
U.S. municipal funds	2,110	12	2,122	2,105	2	2,107

	$2,110	$12	$2,122	$4,890	$—	$4,890

Long-term

In June 2011, the Company made an investment in Pure Energy Visions Corporation (“Pure Energy Visions”), which is a stockholder in Pure Energy Solutions, Inc. (“Pure Energy”), the Company's supplier of rechargeable batteries, in which the Company received 2,142,858 shares of common stock of Pure Energy Visions at a price per share equal to $0.286, and an interest-free convertible secured debenture having a one-year repayment term that converts into an additional 2,142,858 shares of Pure Energy Visions common stock in lieu of repayment either upon the achievement of certain business goals or earlier at iGo’s discretion. The debenture was not collected within the one-year repayment term and the Company is pursuing its rights and remedies under the debenture. The Company did not obtain control of Pure Energy Visions as a result of this investment.

The Company assesses its long-term investments for other-than-temporary declines in value by considering various factors that include, among other things, events that may affect the creditworthiness of a security’s issuer, the length of time the security has been in a loss position, and the Company’s ability and intent to hold the security until a forecasted recovery of fair value. At June 30, 2012, the Company’s investment in Pure Energy Visions had a fair value significantly below its amortized cost. Due to the duration the security has been in a loss position and the probability that its value will not recover, the Company considers the value of the long-term investments to be other-than-temporarily impaired. During the three-month period ended June 30, 2012, the Company recognized total other-than-temporary impairment charges of $975,000 related to these securities.

As of June 30, 2012 and December 31, 2011, the amortized cost basis, unrealized holding gains, unrealized holding losses, and aggregate fair value by long-term major security-type investments were as follows (in thousands):

	June 30, 2012				December 31, 2011
	Amortized Cost		Net Unrealized Holding Losses	Aggregate Fair Value	Amortized Cost	Net Unrealized Holding Losses	Aggregate Fair Value
Canadian corporate securities:
Common stock	$125	*	$—	$125	$613	$(403)	$210
Corporate debenture	125	*	—	125	613	(403)	210

	$250		$—	$250	$1,226	$(806)	$420

*	Reflects amortized cost adjusted to fair value at June 30, 2012 as the Company concluded the unrealized holdings losses on these securities represented other-than-temporary declines in fair value.

(4) Intangible Assets

Intangible assets consisted of the following at June 30, 2012 and December 31, 2011 (in thousands):

		June 30, 2012			December 31, 2011
	Average Life (Years)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets

Patents and trademarks	3	$3,991	$(3,288)	$703	$3,780	$(2,944)	$836

Non-compete agreements	3	90	(53)	37	90	(39)	51

Trade names	8	613	(532)	81	612	(473)	139

Customer intangibles	5	830	(291)	539	830	(207)	623

Proprietary process	5	1,070	(327)	743	1,070	(221)	849

Distribution rights	5	375	(106)	269	375	(69)	306

Technology license	10	331	(36)	295	331	(19)	312

Total intangible assets		$7,300	$(4,633)	$2,667	$7,088	$(3,972)	$3,116

Aggregate amortization expense for identifiable intangible assets totaled $316,000 and $661,000 for the three and six months ended June 30, 2012, respectively, and $310,000 and $689,000 for the three and six months ended June 30, 2011, respectively.

(5) Stock-based Compensation

Stock-based compensation expense includes compensation expense, recognized over the applicable requisite service periods, from awards of stock options and restricted stock units (“RSUs”) made under the Omnibus Long-Term Incentive Plan as adopted by the Company’s stockholders in 2004 and amended in 2011 (“Omnibus Plan”). As of June 30, 2012, total unrecognized compensation cost related to stock options and RSUs, net of forfeitures, was $2,263,000, which is expected to be recognized as compensation expense over a weighted-average service period of approximately two years.

For the three and six months ended June 30, 2012, the Company recorded pre-tax charges to general and administrative expense of $395,000 and $856,000, respectively, associated with RSU and stock option awards activity. For the three and six months ended June 30, 2011, the Company recorded pre-tax charges to general and administrative expense of $564,000 and $986,000, respectively, associated with RSU awards activity. There was no stock option awards activity for the three and six months ended June 30, 2011.

Stock Options

Stock options awarded under the Omnibus Plan are granted with an exercise price equal to the fair market value of the Company’s stock on the date of grant and vest over a period determined by the Compensation and Human Relations Committee of the Company’s Board of Directors when the options are granted. Vesting periods generally range from one to three years. The options have a maximum term of ten years.

As of June 30, 2012, there were 1,240,000 non-vested stock options and no fully vested stock options outstanding.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Outstanding, December 31, 2011	—	—	—	—

Granted	1,790,000	$0.75	9.78	—

Canceled	550,000	$0.75	9.78	—

Exercised	—	—	—	—

Outstanding, June 30, 2012	1,240,000	$0.75	9.78	—

Exercisable at June 30, 2012	—	—	—	—

As of June 30, 2012, there was $603,000 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized as compensation expense over a weighted average period of two years.

The aggregate intrinsic value of stock options exercised during the six-month periods ended June 30, 2012 and 2011, respectively, was zero.

The weighted average fair value of options granted in the six-month period ended June 30, 2012 was $0.51. The Company did not grant any stock options during the six-month period ended June 30, 2011. The fair value of the stock options was determined using the Black-Scholes option valuation model, which relied on the following key assumptions with respect to the options granted during the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Weighted average risk free interest rate	1.18%	—	1.18%	—

Expected term (in years)	6.25	—	6.25	—

Expected stock price volatility	76.52%	—	76.52%	—

Expected dividend yield	—	—	—	—

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The risk-free interest rate is based on the U.S. Treasury security rate in effect as of the date of grant. The expected term of the options and stock price volatility are based on historical data of the Company.

Restricted Stock Units

The Company grants RSUs to certain employees. RSUs are valued at the closing market value of the Company’s common stock on the date of grant.

The following table summarizes information regarding RSUs as of December 31, 2011 and for the six months ended June 30, 2012:

	Omnibus Plan		Inducement Grants
	Number	Weighted Average Value per Share	Number	Weighted Average Value per Share
Outstanding, December 31, 2011	940,156	$2.51	824,999	$1.88

Granted	22,598	$0.77	—	—

Canceled	(99,907)	$2.91	—	—

Released to common stock	(364,600)	$2.26	(84,054)	$1.29

Released for settlement of taxes	(94,761)	$2.30	(40,946)	$1.29

Outstanding, June 30, 2012	403,486	$2.59	699,999	$1.99

As of June 30, 2012, there was $1,660,000 of total unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized as compensation expense over a weighted average period of two years.

As of June 30, 2012, all outstanding RSUs were non-vested.

(6) Net Loss per Share

The computation of basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Basic net income (loss) per share computation:
Numerator:
Net income (loss)	$(3,530)	$(1,939)	$(6,317)	$(3,578)

Denominator:
Weighted average number of common shares outstanding	34,128	33,315	33,948	33,170

Basic net income (loss) per share:	$(0.10)	$(0.06)	$(0.19)	$(0.11)

Warrants not included in dilutive loss per share since anti-dilutive	5	5	5	5

For the three and six months ended June 30, 2012, all outstanding stock options, RSUs, and warrants were excluded from the computation of diluted net loss per common share as the inclusion of such items would be anti-dilutive based on the net loss reported.

(7) Product Lines, Concentration of Credit Risk and Significant Customers

The Company is a provider of innovative accessories and power management solutions for computers and mobile electronic devices. The Company has five product lines: Power, Batteries, Audio, Protection and Other Accessories. The Company’s chief operating decision maker (“CODM”) continues to evaluate revenues based on product lines and geographies. However, the CODM manages the Company’s operations as a single business segment, which consists of the development, marketing and sales of electronics accessories across all product lines.

The following tables summarize the Company’s revenues by product line, as well as its revenues by geography (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Power	$5,814	$9,162	$12,331	$17,071
Batteries	435	291	1,093	437
Audio	600	837	1,378	1,609
Protection	303	338	432	487
Other accessories	140	203	305	455

Total revenues	$7,292	$10,831	$15,539	$20,059

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Americas	$5,839	$7,923	$12,343	$14,758
Europe	1,100	2,328	2,475	4,208
Asia Pacific	353	580	721	1,093

Total revenues	$7,292	$10,831	$15,539	$20,059

The majority of the Company’s assets are domiciled in the United States.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions and generally limits the amount of credit exposure to the current Federal Deposit Insurance Corporation (“FDIC”) insurance coverage limit of $250,000. However, periodically during the year, the Company maintains cash in financial institutions in excess of the FDIC limit. The Company performs ongoing credit evaluations of its customers’ financial condition but does not typically require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Two customers (Walmart and RadioShack) accounted for 28% and 16%, respectively, of net sales for the six months ended June 30, 2012 and 23% and 10%, respectively, of net sales for the six months ended June 30, 2011.

The same two customers also accounted for 44% and 12%, respectively, of net accounts receivable at June 30, 2012 and 22% and 16%, respectively, of net accounts receivable at June 30, 2011.

Allowance for doubtful accounts was $379,000 and $311,000 at June 30, 2012 and December 31, 2011, respectively. Allowance for sales returns and price protection was $571,000 and $318,000 at June 30, 2012 and December 31, 2011, respectively.

(8) Contingencies

The Company procures its products primarily from suppliers based in Asia. Typically, the Company places purchase orders for completed products and takes ownership of the finished inventory upon completion and delivery from its suppliers. Occasionally, the Company presents its suppliers with ‘Letters of Authorization’ to induce the suppliers to procure long-lead raw components to be used in the manufacture of the Company’s products. These Letters of Authorization indicate the Company’s commitment to utilize the long-lead raw components in production. As of June 30, 2007, based on a change in strategic direction, the Company determined it would not procure certain products for which it had outstanding Letters of Authorization with suppliers. The Company believes it is probable that it will be required to pay suppliers for certain Letter of Authorization commitments and has already partially settled some of these obligations. At June 30, 2012 and December 31, 2011, the Company had estimated and recorded remaining liability for this contingency in the amounts of $50,000 and $150,000, respectively.

From time to time, the Company is involved in legal proceedings arising in the ordinary course of its business. The Company is not currently a party to any litigation for which, in the Company’s determination, an adverse outcome would have a material effect on the Company’s financial condition, results of operations, or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Terms

In this Quarterly Report on Form 10-Q, unless the context indicates otherwise, the terms “the Company,” “we,” “us” and “our” refer to the combined company, which is iGo, Inc. and its wholly owned subsidiaries Adapt, Aerial 7, Mobility California, Inc., Mobility Idaho, Inc., iGo EMEA Limited, Mobility Texas, Inc. and iGo Direct Corporation.

iGo®, iGo Green®, Adapt Mobile®, and Aerial7® are registered trademarks of iGo, Inc. or its subsidiaries in the United States and other countries. Other names and brands may be claimed as the property of others.

Forward Looking Statements

This report contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “expect,” “anticipate,” “estimate” and other similar statements of expectations identify forward-looking statements. Forward-looking statements in this report can be found in the “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplementary Data” sections as well as other sections of this report and include, without limitation, statements concerning our expectations regarding our anticipated revenue, costs, cash flows, gross profit, gross margins, operating efficiencies, and related expenses for 2012; our expectations regarding our strategy, including but not limited to, our intentions to expand our line of cases, skins, screen protectors, audio products and introduce new accessories for mobile devices, to protect our intellectual property position by filing for additional patents, to pursue opportunities to acquire businesses, products or technologies, and to expand the market availability of our products; our anticipated ability to broaden our distribution base, thus decreasing our dependence on sales to Walmart and RadioShack; beliefs relating to our competitive advantages and the market need for our products; the expected sources, availability and sufficiency of cash and liquidity; expected market and industry trends; our expectations regarding the success of new product introductions; the anticipated strength, and ability to protect, our intellectual property portfolio; our expectations about competition; trends in key operating metrics, including days outstanding in accounts receivable and inventory turns; the results of future tax audits and tax settlements; the realizability of our deferred tax asset and the outcome of uncertain tax positions; the recognition of unrecognized equity compensation cost; our initiatives, including plans for internal product development, sourcing products from third-parties, joint marketing ventures, product bundling, licensing opportunities, acquisitions of complementary and synergistic product families and companies, expanding our distribution beyond consumer retail by selling products into the enterprise, government and education channels and the resulting positive impact on our revenue and earnings of these initiatives; our intention to retain cash balances in the United Kingdom; the possible disposition of assets; future payments to suppliers for letters of authorization; the possibility that we may issue additional shares of stock or attempt to access a credit facility; our intention and ability to hold marketable securities to maturity; our intentions about employing hedging strategies; and our expectations regarding the outcome and anticipated impact of various legal proceedings in which we may be involved.

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

•

fluctuations in our operating results due to increases in product costs from our suppliers, our suppliers’ ability to perform, the timing of potential product and technology introductions and product enhancements relative to our competitors, market acceptance of our products, the size and timing of customer orders, our ability to effectively manage inventory levels, delay or failure to fulfill orders for our products on a timely basis, distribution of or changes in our revenue among distribution partners and retailers, our inability to accurately forecast our contract manufacturing needs, difficulties with new product production implementation or supply chain, product defects and other product quality problems, the degree and rate of growth in our markets and the accompanying demand for our products, our ability to expand our internal and external sales forces and build the required infrastructure to meet anticipated growth, and seasonality of our sales;

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

Overview

We are a provider of innovative accessories and power management solutions for the electronics industry. Our vision is to attach our products and technology to every mobile electronic device. Increased functionality and the ability to access and manage information remotely are driving the proliferation of mobile electronic devices and applications. The popularity of these devices is increasing due to reductions in size, weight and cost and improvements in functionality, storage capacity and reliability. Each of these devices needs to be powered and connected when in the home, in the office, or on the road, and each can be accessorized, representing opportunities for one or more of our products.

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

Power

The centerpiece of our power management solutions is our proprietary iGo Green® technology. Our first iGo Green products are laptop chargers and surge protectors that incorporate our patented technology. Our iGo Green technology reduces energy consumption and almost completely eliminates standby power, or “Vampire Power.” We believe that this power-saving technology will help us achieve our long-term goal of establishing an industry standard for reduced power consumption when charging mobile electronic devices.

Batteries

Through our relationship with Pure Energy, we are the exclusive marketer and distributor of Pure Energy’s patented rechargeable alkaline (RAMcell) batteries to retailers worldwide (excluding China) with non-exclusive distribution rights in Africa. RAMcell batteries are pre-charged and hold a charge for up to seven years. RAMcell batteries provide users an environmentally friendly, cost-effective alternative to disposable alkaline batteries. We believe that RAMcell batteries and related battery chargers are complementary to our power-saving technology and contribute to lower levels of electronic waste.

Audio

As a result of our acquisition of Aerial7 in 2010, we offer a line of earbuds and headphones. As mobile phones have evolved into smartphones and new portable media devices capable of playing music and video, many consumers utilize a variety of mobile electronic devices for both communication and entertainment purposes. Our audio products are uniquely designed to provide enhanced sound quality compared to competitive products at similar price points. They also offer consumers the ability to both communicate with others via an integrated microphone that can be used with a portable computer, mobile phone, computer or other portable media device as well as the ability to listen to music or video from these devices. In addition to delivering quality sound output, our line of audio products is designed to appeal to the fashion sense of consumers, allowing them to express their unique and personal style through their mobile electronic devices. Currently, our audio products are offered primarily through lifestyle and music retailers around the world. We intend, however, to expand our line of audio products and increase its distribution through global, broad-based consumer electronics retailers as well.

Protection

As a result of our acquisition of Adapt in 2010, we also offer a line of skins, cases and screen protectors for mobile electronic devices. Consumers value the protection of their mobile electronic devices as they rely on them heavily in their daily lives to both connect with others and store information. Consumers also view our protection products as a way to express personal fashion and style, much like they do with our audio products, clothing and other personal accessories. Our line of protection products is designed to meet both of these consumer needs by providing consumers with a high degree of protection and a unique, fashionable design that fits their personal styles. Currently, we offer our cases, skins, screen protectors and other similar products primarily in Europe.

Our ability to execute successfully on our near and long-term objectives depends largely on general market acceptance of our power, protection and audio products, our ability to protect our unique proprietary rights, including our iGo Green technology, our ability to generate additional major customers, and general economic conditions. Additionally, we must execute on the customer relationships that we have developed and continue to design, develop, manufacture and market new and innovative technology and products that are embraced by these customers and by the overall market.

(1) Critical Accounting Policies and Estimates

There were no changes in our critical accounting policies during the six months ended June 30, 2012 from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

(2) Results of Operations

The following table presents certain selected consolidated financial data for the periods indicated expressed as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	80.3%	74.1%	81.5%	71.8%

Gross profit	19.7%	25.9%	18.5%	28.2%

Operating expenses:
Sales and marketing	21.3%	20.0%	20.1%	20.9%
Research and development	8.6%	5.6%	8.2%	5.4%
General and administrative	24.8%	18.8%	24.5%	20.3%

Total operating expenses	54.6%	44.4%	52.7%	46.6%

Loss from operations	(34.9)%	(18.6)%	(34.2)%	(18.4)%

Other income (expense):
Interest, net	0.0%	0.2%	0.0%	0.2%
Other, net	(13.5)%	0.5%	(6.5)%	0.4%

Net loss	(48.4)%	(17.9)%	(40.7)%	(17.8)%

Comparison of Three months Ended June 30, 2012 and 2011

Revenue. Revenue generally consists of sales of products, net of returns and allowances. To date, our revenues have come predominantly from sales of laptop chargers. The following table summarizes the year-over-year comparison of our consolidated revenue for the periods indicated (dollars in thousands):

	Three months Ended June 30, 2012	Three months Ended June 30, 2011	Decrease from same period in the prior year	Percentage change from the same period in the prior year
Revenue	$7,292	$10,831	$(3,539)	(32.7%)

Following is a breakdown of revenue by significant account for the three months ended June 30, 2012 and 2011 with the corresponding dollar and percent changes (dollars in thousands):

	For the Three Months Ended June 30,
	2012		2011
	Sales	% of Total Sales	Sales	% of Total Sales	$ Change	% Change

Walmart	$2,349	32%	$2,393	22%	$(44)	(1.8)%

RadioShack	1,169	16%	1,035	10%	134	12.9%

Belkin	354	5%	1,007	9%	(653)	(64.8)%

Office Depot	217	3%	505	5%	(288)	(57.0)%

All other customers	3,203	44%	5,891	54%	(2,688)	(45.6)%

	$7,292	100%	$10,831	100%	$(3,539)	(32.7)%

The decrease in revenue for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 was primarily due to declines in sales volume of power products to Belkin and Office Depot combined with a decline in average selling price for power products to Walmart, partially offset by an increase in sales volume to RadioShack, as indicated in the table above. The decline in sales to all other customers is primarily attributable to lower sales of power products in international markets and the wireless carrier channel. The decrease in power product revenue was also partially offset by an increase in sales of batteries of $144,000 to $435,000 for the three months ended June 30, 2012, compared to battery sales of $291,000 for the three months ended June 30, 2011. We are working to broaden our distribution base and expand sales of product categories other than power with the goal of reducing our dependence on sales of power products to Walmart and RadioShack.

Cost of revenue, gross profit and gross margin. Cost of revenue generally consists of costs associated with components, outsourced manufacturing, in-house labor for assembly, testing, packaging, shipping and quality assurance, depreciation of equipment and indirect manufacturing costs. Gross profit is the difference between revenue and cost of revenue. Gross margin is gross profit stated as a percentage of revenue. The following table summarizes the year-over-year comparison of our cost of revenue, gross profit and gross margin for the periods indicated (dollars in thousands):

	Three months Ended June 30, 2012	Three months Ended June 30, 2011	Decrease from same period in the prior year	Percentage change from the same period in the prior year
Cost of revenue	$5,855	$8,031	$(2,176)	(27.1)%

Gross profit	$1,437	$2,800	$(1,363)	(48.7)%

Gross margin	19.7%	25.9%	(6.2)%	NA

The decrease in cost of revenue and gross profit is primarily due to the decline in overall sales, shift in product mix, and decline in average selling prices to Walmart and other customers. Labor and overhead expenses, which are mostly fixed, decreased by $400,000 to $1.4 million, or 18.7% of revenue, for the three months ended June 30, 2012, compared to $1.8 million, or 16.2% of revenue, for the three months ended June 30, 2011. The decline in gross margin is primarily due to the decline in selling price relating to power products, audio and other accessories. However, cost of revenue as a percentage of revenue increased to 80.3% for the three months ended June 30, 2012 from 74.1% for the three months ended June 30, 2011, primarily due to the decline in overall sales.

Sales and marketing. Sales and marketing expenses generally consist of salaries, commissions, other personnel-related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. The following table summarizes the year-over-year comparison of our sales and marketing expenses for the periods indicated (dollars in thousands):

	Three months Ended June 30, 2012	Three months Ended June 30, 2011	Decrease from same period in the prior year	Percentage change from the same period in the prior year
Sales and marketing	$1,551	$2,165	$(614)	(28.4%)

The decrease in sales and marketing expenses primarily resulted from decreases of approximately $214,000 in personnel-related expenses and $363,000 in advertising, market research, public relations and website development expenses for the three months ended June 30, 2012, compared to the three months ended June 30, 2011. As a percentage of revenue, sales and marketing expenses increased to 21.3% for the three months ended June 30, 2012 from 20.0% for the three months ended June 30, 2011.

Research and development. Research and development expenses consist primarily of salaries and personnel-related costs, outside consulting, lab costs and travel-related costs of our product development group. The following table summarizes the year-over-year comparison of our research and development expenses for the periods indicated (dollars in thousands):

	Three months Ended June 30, 2012	Three months Ended June 30, 2011	Increase from same period in the prior year	Percentage change from the same period in the prior year
Research and development	$625	$606	$19	3.1%

The increase in research and development expenses primarily resulted from the increase of approximately $22,000 in personnel-related expenses for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. As a percentage of revenue, research and development expenses increased to 8.6% for the three months ended June 30, 2012 from 5.6% for the three months ended June 30, 2011. We anticipate increased research and development expenses in the remainder of 2012 compared to 2011.

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

	Three months Ended June 30, 2012	Three months Ended June 30, 2011	Decrease from same period in the prior year	Percentage change from the same period in the prior year
General and administrative	$1,806	$2,039	$(233)	(11.4%)

The decrease in general and administrative expenses primarily resulted from a decrease of $121,000 in personnel-related expenses and $170,000 in equity compensation, partially offset by an increase in bad debt expense of $80,000 during the three months ended June 30, 2012 compared to the three months ended June 30, 2011. General and administrative expenses as a percentage of revenue increased to 24.8% for the three months ended June 30, 2012 from 18.8% for the three months ended June 30, 2011.

Interest income, net. Interest income, net decreased by $19,000 to $2,000 for the three months ended June 30, 2012 compared to $21,000 for the three months ended June 30, 2011. The decrease was primarily due to decreased short-term investment balances during 2012. At June 30, 2012, the average yield on our cash and short-term investments was approximately 0%.

Other income (expense), net. Other income (expense), net was ($987,000) for the three months ended June 30, 2012 compared to $50,000 for the three months ended June 30, 2011. The decrease was primarily due to the recognition of other-than-temporary impairment charges related to long term investment securities, as discussed in Note 3 to the condensed consolidated financial statements in Part 1, Item 1.

Income taxes. No provision for income taxes was required for the three months ended June 30, 2012 or 2011. Based on historical operating losses and projections for future taxable income, it is more likely than not that we will not fully realize the benefits of the net operating loss carryforwards. We have not, therefore, recorded a tax benefit from our net operating loss carryforwards for either of the three months ended June 30, 2012 or June 30, 2011, which at June 30, 2012 totaled approximately $170 million.

Comparison of Six months Ended June 30, 2012 and 2011

Revenue. Revenue generally consists of sales of products, net of returns and allowances. To date, our revenues have come predominantly from sales of laptop chargers. The following table summarizes the year-over-year comparison of our consolidated revenue for the periods indicated (dollars in thousands):

	Six months Ended June 30, 2012	Six months Ended June 30, 2011	Decrease from same period in the prior year	Percentage change from the same period in the prior year
Revenue	$15,539	$20,059	$(4,520)	(22.5%)

Following is a breakdown of revenue by significant account for the six months ended June 30, 2012 and 2011 with the corresponding dollar and percent changes (dollars in thousands):

	For the Six Months Ended June 30,
	2012		2011
	Sales	% of Total Sales	Sales	% of Total Sales	$ Change	% Change

Walmart	$4,369	28%	$4,595	23%	$(226)	(4.9)%

RadioShack	2,503	16%	1,540	8%	963	62.5%

Belkin	802	5%	1,906	10%	(1,104)	(57.9)%

Office Depot	395	3%	1,354	7%	(959)	(70.8)%

All other customers	7,470	48%	10,664	52%	(3,194)	(30.0)%

	$15,539	100%	$20,059	100%	$(4,520)	(22.5)%

The decrease in revenue for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 was primarily due to declines in sales volume of power products to Belkin and Office Depot combined with a decline in average selling price for power products to Walmart, partially offset by an increase in sales volume to RadioShack, as indicated in the table above. The decline in sales to all other customers is primarily attributable to lower sales of power products in international markets and the wireless carrier channel. The decrease in power product revenue was also partially offset by an increase in sales of batteries of $656,000 to $1,093,000 for the six months ended June 30, 2012, compared to $437,000 for the six months ended June 30, 2011. We are working to continue to broaden our distribution base and expand sales of product categories other than power during 2012 with the goal of reducing our dependence on sales of power products to Walmart and RadioShack.

Cost of revenue, gross profit and gross margin. Cost of revenue generally consists of costs associated with components, outsourced manufacturing and in-house labor for assembly, testing, packaging, shipping and quality assurance, depreciation of equipment and indirect manufacturing costs. Gross profit is the difference between revenue and cost of revenue. Gross margin is gross profit stated as a percentage of revenue. The following table summarizes the year-over-year comparison of our cost of revenue, gross profit and gross margin for the periods indicated (dollars in thousands):

	Six months Ended June 30, 2012	Six months Ended June 30, 2011	Decrease from same period in the prior year	Percentage change from the same period in the prior year
Cost of revenue	$12,657	$14,400	$(1,743)	(12.1)%

Gross profit	$2,882	$5,659	$(2,777)	(49.1)%

Gross margin	18.5%	28.2%	(9.7)%	NA

The cost of revenue and gross profit decreased primarily due to the decline in overall sales, shift in product mix, and decline in average selling prices to Walmart and other customers. Labor and overhead expenses, which are mostly fixed, decreased by $318,000 to $2.8 million, or 17.7% of revenue, for the six months ended June 30, 2012, compared to $3.1 million, or 15.3% of revenue, for the six months ended June 30, 2011. However, cost of revenue as a percentage of revenue increased to 81.5% for the six months ended June 30, 2012 from 71.8% for the six months ended June 30, 2011, primarily due to the decline in overall sales. The decline in gross margin is primarily due to the decline in selling price relating to power products, audio and other accessories.

Sales and marketing. Sales and marketing expenses generally consist of salaries, commissions and other personnel-related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. The following table summarizes the year-over-year comparison of our sales and marketing expenses for the periods indicated (dollars in thousands):

	Six months Ended June 30, 2012	Six months Ended June 30, 2011	Decrease from same period in the prior year	Percentage change from the same period in the prior year
Sales and marketing	$3,119	$4,202	$(1,083)	(25.8)%

The decrease in sales and marketing expenses primarily resulted from decreases of approximately $496,000 in personnel-related expenses and $526,000 in advertising, market research, public relations and website development expenses for the six months ended June 30, 2012, compared to the six months ended June 30, 2011. As a percentage of revenue, sales and marketing expenses decreased to 20.1% for the six months ended June 30, 2012 from 20.9% for the six months ended June 30, 2011.

Research and development. Research and development expenses consist primarily of salaries and personnel-related costs, outside consulting, lab costs and travel-related costs of our product development group. The following table summarizes the year-over-year comparison of our research and development expenses for the periods indicated (dollars in thousands):

	Six months Ended June 30, 2012	Six months Ended June 30, 2011	Increase from same period in the prior year	Percentage change from the same period in the prior year
Research and development	$1,276	$1,077	$199	18.5%

The increase in research and development expenses primarily resulted from the increases of approximately $95,000 in personnel-related expenses, and approximately $85,000 in market research, engineering consulting and product certifications for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. As a percentage of revenue, research and development expenses increased to 8.2% for the six months ended June 30, 2012 from 5.4% for the six months ended June 30, 2011. We anticipate increased research and development expenses in the remainder of 2012 compared to 2011.

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

	Six months Ended June 30, 2012	Six months Ended June 30, 2011	Decrease from same period in the prior year	Percentage change from the same period in the prior year
General and administrative	$3,801	$4,080	$(279)	(6.8%)

The decrease in general and administrative expenses primarily resulted from decreases of $95,000 in personal related expenses, $130,000 in equity compensation, $25,000 in telephone and utilities, $17,000 in shareholder services, and $14,000 in bank fees during the six months ended June 30, 2012 compared to the six months ended June 30, 2011. General and administrative expenses as a percentage of revenue increased to 24.5% for the six months ended June 30, 2012 from 20.3% for the six months ended June 30, 2011.

Interest income, net. Interest income, net decreased by $35,000 to $7,000 for the six months ended June 30, 2012 compared to $42,000 for the six months ended June 30, 2011. The decrease was primarily due to decreased short-term investment balances during 2012. At June 30, 2012, the average yield on our cash and short-term investments was approximately 0%.

Other income (expense), net. Other income (expense), net was $(1,010,000) for the six months ended June 30, 2012 compared to $80,000 for the six months ended June 30, 2011. The decrease was primarily due to the recognition of other-than-temporary impairment charges related to long term investment securities as discussed in Note 3 to the condensed consolidated financial statements in Part 1, Item 1.

Income taxes. No provision for income taxes was required for the six months ended June 30, 2012 or 2011. Based on historical operating losses and projections for future taxable income, it is more likely than not that we will not fully realize the benefits of the net operating loss carryforwards. We have not, therefore, recorded a tax benefit from our net operating loss carryforwards for either of the six months ended June 30, 2012 or June 30, 2011, which at June 30, 2012 totaled approximately $170 million.

(3) Operating Outlook

Historically we have generated the majority of our revenue from the sale of chargers for laptops. However, consumers are increasingly using smartphones and tablets as their primary mobile electronic devices. As a result of this shift, we have seen increased competition and a decline in demand for our power products among our traditional customer base. Although we have expanded our offering of products beyond our traditional power products to include a variety of accessories to support the increased utilization of smartphones and tablets, including audio, protection, and battery products, the revenue generated from the sales of these products has not yet offset the decline in revenue from historical sales of our traditional power products.

We expect to continue to introduce additional mobile electronics accessory products in the future. In order to continue to grow our business and enhance stockholder value, we believe it is necessary to continue to expand our product portfolio. Moving forward, we intend to continue to explore a number of initiatives designed to broaden our product portfolio within the mobile electronics accessories space. We currently plan that the initiatives will consist of internal product development, sourcing products from third-parties, joint marketing ventures, product bundling, and licensing opportunities.

We expect operating expenses in the remainder of 2012 to decline slightly when compared with 2011 operating expenses, though we continue to see increases in component costs from our primary Asian suppliers. We also are experiencing pricing pressure from our customers.

We anticipate increased research and development expenses through 2012 compared to 2011, primarily as a result of the continued development of our iGo Green technology, including expenses relating to the collaborative development of an integrated circuit with Texas Instruments based on our iGo Green technology. The integrated circuit is expected to be released to manufacturing in the late fourth quarter of 2012 or early first quarter of 2013. As a result of our planned product development efforts, we expect to further expand our intellectual property position by filing for additional patents in various countries around the world. A portion of these costs is recorded as research and development expense as incurred, and a portion is capitalized and amortized as general and administrative expense. We may also incur additional legal and related expenses associated with the defense and enforcement of our intellectual property portfolio, which could increase our general and administrative expenses.

(4) Liquidity and Capital Resources

Cash and Cash Flow. Our available cash and cash equivalents are held in bank deposits and money market funds in the United States and in the United Kingdom. Our intent is that the cash balances in the United Kingdom remain there for future growth and investments, and that we will meet liquidity requirements in the United States through ongoing cash flows, cash on hand, external financing or a combination of these. We actively monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal, with a secondary goal of maximizing yield on principal. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities. To date, we have experienced no material loss or lack of access to our invested cash or cash equivalents. However, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets or liquidity requirements to fund our operations.

At any point in time we have funds in our operating accounts that are with third-party financial institutions. These balances in the U.S. may exceed FDIC insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets.

Our primary use of cash has been to fund operating losses, acquisitions and working capital needs of our business, which we expect to continue through 2012. Some of our new suppliers of batteries, protection and audio products have been unwilling to extend trade credit to us on the same terms and conditions as our power product suppliers have historically done. As a result, we are required to pay for purchases of these products in advance of the related sale of these products, which has increased our use of cash to support the working capital required to effectively operate our business. Historically, our primary sources of liquidity have been funds provided by the sale of intellectual property assets. We cannot assure you that this source will be available to us in the future.

We currently do not maintain a credit facility with a bank. However, we may attempt to access to this source of financing at some point in the future.

The following table sets forth for the period presented certain consolidated cash flow information (in thousands):

	Six months Ended June 30,
	2012	2011
Net cash used in operating activities	$(1,927)	$(6,532)

Net cash provided by investing activities	2,595	3,387

Net cash provided by financing activities	—	—

Foreign currency exchange impact on cash flow	(209)	177

Increase (Decrease) in cash and cash equivalents	$459	$(2,968)

Cash and cash equivalents at beginning of period	$10,290	$9,942

Cash and cash equivalents at end of period	$10,749	$6,974

•

Net cash used in operating activities. Cash was used in our operating activities for the six months ended June 30, 2012 to fund operating losses. We expect to continue to use cash in operating activities through the remainder of 2012 to support the anticipated growth of our business.

Our consolidated cash flow operating metrics are as follows:

	Six months Ended June 30,
	2012	2011
Days outstanding in ending accounts receivable (“DSOs”)	52	64
Inventory turns	2	3

The decrease in DSOs at June 30, 2012 compared to June 30, 2011 was primarily due to the decrease in Accounts Receivable, partially offset by the overall decline in revenue for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. We expect DSOs will increase in the remainder of 2012 and 2013 as our revenue base increases. The decrease in inventory turns was primarily due to the overall decline in revenue for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. We intend to closely manage inventory during the remainder of 2012 and 2013 and expect inventory turns to increase.

•	Net cash provided by investing activities. For the six months ended June 30, 2012, net cash was generated by investing activities primarily as a result of the sale of short-term investments.

•	Net cash provided by financing activities. We had no cash flow from financing activities during the first six months of 2012 or 2011.

Investments. At June 30, 2012, our short-term investments in marketable securities included one municipal mutual fund with a total fair value of approximately $2.1 million. Our long-term investments consisted of 2,142,858 shares of Pure Energy Visions common stock with a fair value per share equal to $0.058, plus an interest-free convertible secured debenture having a one-year repayment term that converts into an additional 2,142,858 shares of Pure Energy Visions common stock in lieu of repayment either upon the achievement of certain business goals or earlier at our discretion. We concluded, however, that the unrealized losses on the long-term investments were other-than-temporary and, therefore, recorded an impairment charge of $1.0 million during the quarter ended June 30, 2012 to reflect the amortized cost of the securities at fair value of $0.3 million at June 30, 2012.

We believe we have the ability to hold all marketable securities to maturity. However, we may dispose of securities prior to their scheduled maturity due to changes in interest rates, prepayments, tax and credit considerations, liquidity or regulatory capital requirements, or other similar factors. As a result, we classify all marketable securities as available-for-sale. These securities are reported at fair value based on third-party broker statements, which represents level 2 in the FASB’s fair value hierarchy, with unrealized gains and losses reported in equity as a separate component of accumulated other comprehensive income (loss).

Contractual Obligations. In our day-to-day business activities, we incur certain commitments to make future payments under contracts such as operating leases and purchase orders. Maturities under these contracts are set forth in the following table as of June 30, 2012 (in thousands):

	Payment due by period
	2012	2013	2014	2015	2016	More than 5 years

Operating lease obligations	$227	$463	$83	$—	$—	$—

Inventory purchase obligations	4,453	—	—	—	—	—

Totals	$4,680	$463	$83	$—	$—	$—

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

Net Operating Loss Carryforwards. As of June 30, 2012, we had approximately $170 million of federal, foreign and state net operating loss carryforwards which expire at various dates. The issuance of our common stock in the future for acquisitions, if any, coupled with prior sales of common stock could cause an annual limitation on the use of our net operating loss carryforwards pursuant to the change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended. This limitation is expected to have a material effect on the timing of our ability to use the net operating loss carryforwards in the future. Additionally, our ability to use the net operating loss carryforwards is dependent upon our future level of profitability, which cannot be determined.

Liquidity Outlook. Based on our projections, we believe that our existing cash, cash equivalents, and short-term investments will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, it is possible that no third party financing alternatives would be available to us.

(5) Recent Accounting Pronouncements

See Note 1 to our condensed consolidated financial statements in Part I, Item 1 above for a summary of recently issued accounting pronouncements.

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

See “Liquidity and Capital Resources” above for further discussion of our capital structure. Market risk, calculated as the potential change in fair value of our cash and cash equivalents and resulting from a hypothetical 1.0% (100 basis point) change in interest rates, was not material at June 30, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures — We maintain disclosure controls and other procedures that are designed to ensure that information required to be disclosed in our filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. With the participation of the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2012, and concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting — There was no change in our internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We currently do not have an officer appointed to the position of Chief Financial Officer and can give no assurances as to when, or if, we will locate a suitable candidate to fill the vacant position.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I. “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results.

The risks described herein and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

IGO, INC.

Dated: August 7, 2012	By:	/s/ Michael D. Heil
Michael D. Heil
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Certificate of Incorporation of the Company (1)

3.2	Articles of Amendment to the Certificate of Incorporation of the Company dated as of June 17, 1997 (2)

3.3	Articles of Amendment to the Certificate of Incorporation of the Company dated as of September 10, 1997 (1)

3.4	Articles of Amendment to the Certificate of Incorporation of the Company dated as of July 20, 1998 (1)

3.5	Articles of Amendment to the Certificate of Incorporation of the Company dated as of February 3, 2000 (1)

3.6	Articles of Amendment to the Certificate of Incorporation of the Company dated as of March 31, 2000 (2)

3.7	Certificate of Designations, Preferences, Rights and Limitations of Series G Junior Participating Preferred Stock of the Company (3)

3.8	Certificate of Ownership and Merger Merging iGo Merger Sub Inc. with and into Mobility Electronics, Inc. (4)

3.9	Certificate of Elimination of Series C, Series D, Series E, and Series F Preferred Stock of the Company (4)

3.10	Fourth Amended and Restated Bylaws of the Company (5)

10.1	Amended and Restated Employment Agreement by and between the Company and Seth Egorin+(6)

10.2	Amended and Restated Employment Agreement by and between the Company and Phil Johnson+(6)

10.3	Form of Stock Option Agreement+(6)

10.4	Amendment #1 to Employment Agreement by and between the Company and Michael D. Heil+(6)

10.5	2012 Bonus Program+(6)

10.6	2012 Compensation Information for Executive Officers+(6)

10.7	Amendment #2 to Employment Agreement by and between the Company and Michael D. Heil+(7)

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101**	XBRL Instance Document

101**	XBRL Taxonomy Extension Schema Document

101**	XBRL Taxonomy Calculation Linkbase Document

101**	XBRL Taxonomy Definition Linkbase Document

101**	XBRL Taxonomy Label Linkbase Document

101**	XBRL Taxonomy Presentation Linkbase Document

**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.
*	Filed/furnished herewith
+	Management or compensatory plan or agreement.

(1)	Previously filed as an exhibit to Registration Statement No. 333-30264 dated February 11, 2000.
(2)	Previously filed as an exhibit to Amendment No. 2 to Registration Statement No. 333-30264 on Form S-1 dated May 4, 2000.
(3)	Previously filed as an exhibit to Current Report on Form 8-K filed June 19, 2003.
(4)	Previously filed as an exhibit to Current Report on Form 8-K dated May 21, 2008.
(5)	Previously filed as an exhibit to Form 10-K for the period ended December 31, 2008.
(6)	Previously filed as an exhibit to Current Report on Form 8-K filed April 13, 2012.
(7)	Previously filed as an exhibit to Current Report on Form 8-K filed April 23, 2012.