Form 10-Q
period 2012-09-30
iGo, Inc.
filed 2012-11-09
CIK 1075656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

At November 2, 2012, there were 34,605,589 shares of the Registrant’s Common Stock, par value $0.01 per share outstanding.

IGO, INC.

FORM 10-Q

Part II, Items 2, 3, 4 and 5 are not applicable.

i

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

IGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$9,267	$10,290
Short-term investments	2,126	4,890
Accounts receivable, net	4,227	5,813
Inventories	9,539	11,177
Prepaid expenses and other current assets	558	540

Total current assets	25,717	32,710

Property and equipment, net	529	587
Goodwill	285	285
Intangible assets, net	2,406	3,116
Long-term investments	218	420
Other assets	158	160

Total assets	$29,313	$37,278

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$3,493	$4,150
Accrued expenses and other current liabilities	953	956
Deferred revenue	511	1,305

Total liabilities	4,957	6,411
Stockholders’ Equity:
Common stock, $ .01 par value; authorized 90,000,000 shares; 34,467,347 and 33,741,609 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	345	337
Additional paid-in capital	174,485	173,453
Accumulated deficit	(150,057)	(141,910)
Accumulated other comprehensive loss	(417)	(1,013)

Total stockholders’ equity	24,356	30,867

Total liabilities and stockholders’ equity	$29,313	$37,278

The accompanying notes are an integral part of these consolidated financial statements.

IGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$7,931	$9,666	$23,470	$29,725
Cost of revenue	6,424	7,542	19,081	21,942

Gross profit	1,507	2,124	4,389	7,783

Operating expenses:
Sales and marketing	1,123	1,849	4,242	6,051
Research and development	484	769	1,760	1,846
General and administrative	1,684	1,757	5,485	5,837

Total operating expenses	3,291	4,375	11,487	13,734

Loss from operations	(1,784)	(2,251)	(7,098)	(5,951)

Other income, net:
Interest income, net	3	13	10	55
Other income (expense), net	(49)	7	(1,059)	87

Net Loss	(1,830)	(2,231)	(8,147)	(5,809)

Basic and diluted net loss per common share	$(0.05)	$(0.07)	$(0.24)	$(0.17)

Basic and diluted weighted average common shares outstanding	34,388	33,566	34,094	33,440

Other comprehensive income (loss):
Reclassification adjustment for losses included in net loss	33	—	1,008	—
Unrealized gain (loss) on available for sale of investments	(29)	(196)	(188)	(116)
Foreign currency translation adjustments	(14)	(236)	(224)	(58)

Total comprehensive loss	$(1,840)	$(2,663)	$(7,551)	$(5,983)

The accompanying notes are an integral part of these consolidated financial statements.

IGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(8,147)	$(5,809)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts and sales returns and credits	933	576
Depreciation and amortization	1,295	1,322
Amortization of deferred compensation	1,199	1,451
Other-than-temporary impairment charges	1,008	—
Changes in operating assets and liabilities:
Accounts receivable	653	1,342
Inventories	1,638	(2,550)
Prepaid expenses and other assets	(278)	(667)
Accounts payable	(657)	(1,704)
Accrued expenses and other current liabilities	(956)	(2,016)

Net cash used in operating activities	(3,312)	(8,055)

Cash flows from investing activities:
Purchase of property and equipment	(266)	(208)
Purchase of intangibles	—	(706)
Sale of short-term investments, net	2,779	7,602
Purchase of long-term investments	—	(1,226)

Net cash provided by investing activities	2,513	5,462

Cash flows from financing activities:
Net cash provided by financing activities	—	—

Effects of exchange rate changes on cash and cash equivalents	(224)	(58)

Net decrease in cash and cash equivalents	(1,023)	(2,651)
Cash and cash equivalents, beginning of period	10,290	9,942

Cash and cash equivalents, end of period	$9,267	$7,291

The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles, pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying condensed consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the SEC. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of results to be expected for the full fiscal year or any other period.

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

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU No. 2012-02”), which allows entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU No. 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test. Otherwise, the quantitative impairment test is not required. ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of the provisions of ASU No. 2012-02 will not have a material impact on the company’s financial position or results of operations.

(2) Fair Value Measurement

As of September 30, 2012, the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis are comprised of overnight money market funds and investments in marketable securities.

The Company invests excess cash from its operating cash accounts in overnight money market funds and reflects these amounts within cash and cash equivalents on the condensed consolidated balance sheet at a net value of 1:1 for each dollar invested.

At September 30, 2012 and December 31, 2011, investments in marketable securities totaling $2,126,000 and $4,890,000, respectively, are classified as short-term investments on the condensed consolidated balance sheets. These investments are considered available-for-sale securities and are reported at fair value based on third-party broker statements, which qualifies as level 2 in the fair value hierarchy set forth by the FASB in Accounting Standards Codification 820—Fair Value Measurements and Disclosures. At September 30, 2012 and December 31, 2011, investments in marketable securities totaling $218,000 and $420,000, respectively, are classified as long-term investments on the condensed consolidated balance sheet. These investments are considered available-for-sale securities and are reported at fair value based on a quoted market price, which qualifies as level 1 in the FASB’s fair value hierarchy. The unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income (loss). The other-than-temporary impairment charges are included in other income (expense), net on the condensed consolidated statements of comprehensive loss.

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

The Company generated net proceeds of $2,779,000 and $7,602,000 from the sale of short-term available-for-sale marketable securities during the nine months ended September 30, 2012 and September 30, 2011, respectively.

As of September 30, 2012 and December 31, 2011, the amortized cost basis, unrealized holding gains, unrealized holding losses, and aggregate fair value by short-term major security-type investments were as follows (in thousands):

	September 30, 2012			December 31, 2011
	Amortized Cost	Net Unrealized Holding Gains (Losses)	Aggregate Fair Value	Amortized Cost	Net Unrealized Holding Gains (Losses)	Aggregate Fair Value
U.S. corporate securities:
Corporate notes and bonds	$—	$—	$—	$2,785	$(2)	$2,783
U.S. municipal funds	2,110	16	2,126	2,105	2	2,107

	$2,110	$16	$2,126	$4,890	$—	$4,890

Long-term

In June 2011, the Company made an investment in Pure Energy Visions Corporation (“Pure Energy Visions”), which is a stockholder in Pure Energy Solutions, Inc. (“Pure Energy”), the Company’s supplier of rechargeable batteries, in which the Company received 2,142,858 shares of common stock of Pure Energy Visions at a price per share equal to $0.286, and an interest-free convertible secured debenture having a one-year repayment term that converts into an additional 2,142,858 shares of Pure Energy Visions common stock in lieu of repayment either upon the achievement of certain business goals or earlier at iGo’s discretion. The debenture was not collected within the one-year repayment term and the Company is pursuing its rights and remedies under the debenture. The Company did not obtain control of Pure Energy Visions as a result of this investment.

The Company assesses its long-term investments for other-than-temporary declines in value by considering various factors that include, among other things, events that may affect the creditworthiness of a security’s issuer, the length of time the security has been in a loss position, and the Company’s ability and intent to hold the security until a forecasted recovery of fair value. At September 30, 2012, the Company’s investment in Pure Energy Visions had a fair value significantly below its amortized cost. Due to the duration the security has been in a loss position and the probability that its value will not recover, the Company considers the value of the long-term investments to be other-than-temporarily impaired. During the three and nine-month periods ended September 30, 2012, the Company recognized total other-than-temporary impairment charges of $33,000 and $1,008,000, respectively, related to these securities.

As of September 30, 2012 and December 31, 2011, the amortized cost basis, unrealized holding gains, unrealized holding losses, and aggregate fair value by long-term major security-type investments were as follows (in thousands):

	September 30, 2012				December 31, 2011
	Amortized Cost		Net Unrealized Holding Losses	Aggregate Fair Value	Amortized Cost	Net Unrealized Holding Losses	Aggregate Fair Value
Canadian corporate securites:
Common Stock	$109	*	$—	$109	$613	$(403)	$210
Corporate debenture	109	*	—	109	613	(403)	$210

	$218		$—	$218	$1,226	$(806)	$420

*	Reflects amortized cost adjusted to fair value at September 30, 2012 as the Company concluded the unrealized holdings losses on these securities represented other-than-temporary declines in fair value. The corporate debenture is valued at the common stock value into which it is convertible.

(4) Intangible Assets

Intangible assets consisted of the following at September 30, 2012 and December 31, 2011 (in thousands):

		September 30, 2012			December 31, 2011
	Average Life (Years)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Patents and trademarks	3	$4,040	$(3,443)	$597	$3,780	$(2,944)	$836
Non-compete agreements	3	90	(63)	27	90	(39)	51
Trade names	8	612	(554)	58	612	(473)	139
Customer Intangibles	5	830	(330)	500	830	(207)	623
Proprietary process	5	1,070	(383)	687	1,070	(221)	849
Distribution rights	5	375	(126)	249	375	(69)	306
Technology license	10	331	(43)	288	331	(19)	312

Total Intangible assets		$7,348	$(4,942)	$2,406	$7,088	$(3,972)	$3,116

Aggregate amortization expense for identifiable intangible assets totaled $309,000 and $970,000 for the three and nine months ended September 30, 2012, respectively, and $309,000 and $998,000 for the three and nine months ended September 30, 2011, respectively.

(5) Stock-based Compensation

Stock-based compensation expense includes compensation expense, recognized over the applicable requisite service periods, from awards of stock options and restricted stock units (“RSUs”) made under the Omnibus Long-Term Incentive Plan as adopted by the Company’s stockholders in 2004 and amended in 2011 (“Omnibus Plan”). As of September 30, 2012, total unrecognized compensation cost related to stock options and RSUs, net of forfeitures, was $1,892,000, which is expected to be recognized as compensation expense over a weighted-average service period of approximately two years.

For the three and nine months ended September 30, 2012, the Company recorded pre-tax charges to general and administrative expense of $343,000 and $1,199,000, respectively, associated with RSU and stock option awards activity. For the three and nine months ended September 30, 2011, the Company recorded pre-tax charges to general and administrative expense of $465,000 and $1,451,000, respectively, associated with RSU awards activity. There was no stock option awards activity for the three and nine months ended September 30, 2011.

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

As of September 30, 2012, there were 1,190,000 non-vested stock options and no fully vested stock options outstanding.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Outstanding, December 31, 2011	—	—	—	—
Granted	1,790,000	$0.75	9.52	—
Canceled	600,000	$0.75	9.52	—
Exercised	—	—	—	—
Outstanding, September 30, 2012	1,190,000	$0.75	9.52	—

Exercisable at September 30, 2012	—	$—	—	—

As of September 30, 2012, there was $557,000 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized as compensation expense over a weighted average period of two years.

The aggregate intrinsic value of stock options exercised during the nine-month periods ended September 30, 2012 and 2011, respectively, was zero.

The weighted average fair value of options granted in the nine-month period ended September 30, 2012 was $0.51. The Company did not grant any stock options during the nine-month period ended September 30, 2011. The fair value of the stock options was determined using the Black-Scholes option valuation model, which relied on the following key assumptions with respect to the options granted during the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted average risk-free interest rate	1.24%	—	1.24%	—
Expected life of the options (in years)	6.50	—	6.50	—
Expected stock price volatility	75.64%	—	75.64%	—
Expected dividend yield	—	—	—	—

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

Restricted Stock Units

The Company grants RSUs to certain employees. RSUs are valued at the closing market value of the Company’s common stock on the date of grant.

The following table summarizes information regarding RSUs as of December 31, 2011 and for the nine months ended September 30, 2012:

	Omnibus Plan		Inducement Grants
	Number	Weighted Average Value per Share	Number	Weighted Average Value per Share
Outstanding, December 31, 2011	940,156	$2.51	824,999	$1.88
Granted	96,552	$0.51	—	$—
Canceled	(105,902)	$2.90	—	$—
Released to common stock	(441,683)	$1.95	(284,055)	$1.61
Released for settlement of taxes	(95,553)	$2.30	(40,946)	$1.29

Outstanding, September 30, 2012	393,570	$2.59	499,998	$2.08

As of September 30, 2012, there was $1,335,000 of total unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized as compensation expense over a weighted average period of two years.

As of September 30, 2012, all outstanding RSUs were non-vested.

(6) Net Loss per Share

The computation of basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic net income (loss) per share computation:
Numerator:
Net Income (loss)	$(1,830)	$(2,231)	$(8,147)	$(5,809)
Denominator:
Weighted average number of common shares outstanding	34,388	33,566	34,094	33,440

Basic net loss per share:	$(0.05)	$(0.07)	$(0.24)	$(0.17)

Warrants not included in dilutive loss per share anti-dilutive	5	5	5	5

For the three and nine months ended September 30, 2012, all outstanding stock options, RSUs, and warrants were excluded from the computation of diluted net loss per common share as the inclusion of such items would be anti-dilutive based on the net loss reported.

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

The following tables summarize the Company’s revenues by product line, as well as its revenues by geography (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Power	$6,209	$7,511	$18,539	$24,582
Batteries	645	428	1,738	865
Audio	643	1,335	2,021	2,943
Protection	207	197	640	685
Other accessories	227	195	532	650

Total revenues	$7,931	$9,666	$23,470	$29,725

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Americas	$6,555	$7,472	$18,910	$22,250
Europe	$966	$1,119	$3,428	$5,309
Asia Pacific	410	1,075	1,132	2,166

Total Revenues	$7,931	$9,666	$23,470	$29,725

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

Two customers (Walmart and RadioShack) accounted for 31% and 14%, respectively, of net sales for the nine months ended September 30, 2012 and 24% and 10%, respectively, of net sales for the nine months ended September 30, 2011.

The same two customers also accounted for 29% and 9%, respectively, of net accounts receivable at September 30, 2012 and 19% and 11%, respectively, of net accounts receivable at September 30, 2011.

Allowance for doubtful accounts was $439,000 and $311,000 at September 30, 2012 and December 31, 2011, respectively. Allowance for sales returns and price protection was $411,000 and $318,000 at September 30, 2012 and December 31, 2011, respectively.

(8) Contingencies

The Company procures its products primarily from suppliers based in Asia. Typically, the Company places purchase orders for completed products and takes ownership of the finished inventory upon completion and delivery from its suppliers. Occasionally, the Company presents its suppliers with ‘Letters of Authorization’ to induce the suppliers to procure long-lead raw components to be used in the manufacture of the Company’s products. These Letters of Authorization indicate the Company’s commitment to utilize the long-lead raw components in production. As of September 30, 2007, based on a change in strategic direction, the Company determined it would not procure certain products for which it had outstanding Letters of Authorization with suppliers. The Company believes it is probable that it will be required to pay suppliers for certain Letter of Authorization commitments and has already partially settled some of these obligations. At September 30, 2012 and December 31, 2011, the Company had estimated and recorded remaining liability for this contingency in the amounts of $100,000 and $150,000, respectively.

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

Forward Looking Statements

This report contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “expect,” “anticipate,” “estimate” and other similar statements of expectations identify forward-looking statements. Forward-looking statements in this report can be found in the “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplementary Data” sections as well as other sections of this report and include, without limitation, statements concerning our expectations regarding our anticipated revenue, costs, cash flows, gross profit, gross margins, operating efficiencies, and related expenses for 2012; our expectations regarding our strategy, including but not limited to, our intentions to expand our line of cases, skins, screen protectors, audio products and introduce new accessories for mobile devices, to protect our intellectual property position by filing for additional patents, to pursue opportunities to acquire businesses, products or technologies, and to expand the market availability of our products; our anticipated ability to broaden our distribution base, thus decreasing our dependence on sales to Walmart and RadioShack; beliefs relating to our competitive advantages and the market need for our products; the expected sources, availability and sufficiency of cash and liquidity; expected market and industry trends; our expectations regarding the success of new product introductions; the anticipated strength, and ability to protect, our intellectual property portfolio; our expectations about competition; trends in key operating metrics, including days outstanding in accounts receivable and inventory turns; the results of future tax audits and tax settlements; the realizability of our deferred tax asset and the outcome of uncertain tax positions; the recognition of unrecognized equity compensation cost; our initiatives, including plans for internal product development, sourcing products from third-parties, joint marketing ventures, product bundling, acquisitions of complementary and synergistic product families and companies, expanding our distribution beyond consumer retail by selling products into the enterprise, government and education channels and the resulting positive impact on our revenue and earnings of these initiatives; our intention to retain cash balances in the United Kingdom; the possible disposition of assets; future payments to suppliers for letters of authorization; the possibility that we may issue additional shares of stock or attempt to access a credit facility; our intention and ability to hold marketable securities to maturity; our intentions about employing hedging strategies; and our expectations regarding the outcome and anticipated impact of various legal proceedings in which we may be involved.

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

•	our ability to manage our inventory levels;

•	decreasing sales prices on our products over their sales cycles;

•	our failure to integrate acquired businesses, products and technologies;

•	our reliance on and the risk relating to outsourced manufacturing fulfillment of our products, including potential increases in manufacturing costs;

•	our reliance on sole sources for key components;

•	the negative impacts of product returns;

•	design and performance issues with our products;

•	liability claims;

•	our failure to expand or protect our proprietary rights and intellectual property;

•	intellectual property infringement claims against us;

•	our ability to hire and retain qualified personnel;

•	our ability to meet our future capital needs, including to secure additional financing;

•	increased competition and/or reduced demand in our industry;

•	our failure to comply with domestic and international laws and regulations;

•	economic conditions, political events, war, terrorism, public health issues, natural disasters and similar circumstances;

•	that our common stock could be delisted from the NASDAQ Capital Market;

•	volatility in our stock price;

•	concentration of stock ownership among our executive officers and principal stockholders;

•	provisions in our certificate of incorporation, bylaws and Delaware law, as well as our stockholder rights plan, that could make a proposed acquisition of the Company more difficult; and

•	dilution resulting from potential future stock issuances.

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

Power

Our power management solutions incorporate our proprietary iGo Green® technology. Our first iGo Green products are laptop chargers and surge protectors that integrate our patented technology. Our iGo Green technology reduces energy consumption and almost completely eliminates standby power, or “Vampire Power.” We continue to leverage our core competency in power to bring to market device-power products in addition to our high-power products.

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

(1) Critical Accounting Policies and Estimates

There were no changes in our critical accounting policies during the nine months ended September 30, 2012 from those set forth in Part II, Item 7, “Internal Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Goodwill, definite-lived intangible asset and Long-Lived Asset Valuation. We are in the process of re-forecasting the cash projections utilized in testing goodwill for impairment due to declines in our market capitalization and overall sales volumes. As we are anticipating lower overall growth rates than previously forecasted, we may incur additional impairment in the fourth quarter of the carrying value of goodwill and the carrying values of the definite-lived intangible assets.

(2) Results of Operations

The following table presents certain selected consolidated financial data for the three and nine months ended September 30, 2012 and 2011 expressed as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	81.0%	78.0%	81.3%	73.8%

Gross profit	19.0%	22.0%	18.7%	26.2%

Operating expenses:
Sales and marketing	14.2%	19.1%	18.0%	20.4%
Research and development	6.1%	8.0%	7.5%	6.2%
General and administrative	21.2%	18.2%	23.4%	19.6%

Total operating expenses	41.5%	45.3%	48.9%	46.2%

Loss from operations	(22.5)%	(23.3)%	(30.2)%	(20.0)%
Other income, net:
Interest income, net	0.0%	0.1%	0.0%	0.2%
Other income (expense), net	(0.6)%	0.1%	(4.5)%	0.3%

Net Loss	(23.1)%	(23.1)%	(34.7)%	(19.5)%

Comparison of Three and Nine Months Ended September 30, 2012 and 2011

Revenue.

Revenue generally consists of sales of products, net of returns and allowances. To date, our revenues have come predominantly from sales of laptop chargers. The following tables summarize the year-over-year comparison of our consolidated revenue for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Three months Ended September 30, 2012	Three months Ended September 30, 2011	Decrease from same period in prior year	Percentage change from same period in prior year
Revenue	$7,931	$9,666	$(1,735)	(17.9)%

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Decrease from same period in prior year	Percentage change from same period in prior year
Revenue	$23,470	$29,725	$(6,255)	(21.0)%

Following is a breakdown of revenue by significant account for the three and nine months ended September 30, 2012 and 2011 with the corresponding dollar and percent changes (dollars in thousands):

	For the Three Months Ended September 30,
	2012		2011
	Sales	% of Total Sales	Sales	% of Total Sales	$ Change	% Change
Walmart	$2,891	37%	$2,645	27%	$246	9.3%
RadioShack	726	9%	1,520	16%	(794)	(52.2)%
Belkin	—	0%	325	3%	(325)	(100.0)%
Office Depot	197	2%	249	3%	(52)	(20.9)%
All other customers	4,117	52%	4,927	51%	(810)	(16.4)%

	$7,931	100%	9,666	100%	$(1,735)	(17.9)%

	For the Nine Months Ended September 30,
	2012		2011
	Sales	% of Total Sales	Sales	% of Total Sales	$ Change	% Change
Walmart	$7,260	31%	$7,240	24%	$20	0.3%
RadioShack	3,229	14%	3,060	10%	169	5.5%
Belkin	802	3%	2,155	7%	(1,353)	(62.8)%
Office Depot	592	3%	1,679	6%	(1,087)	(64.7)%
All other customers	11,587	49%	15,591	53%	(4,004)	(25.7)%

	$23,470	100%	29,725	100%	$(6,255)	(21.0)%

The decrease in revenue for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 was primarily due to declines in sales volume of power products to RadioShack, Belkin and Office Depot, partially offset by an increase in sales volume to Walmart. Sales to Belkin can vary considerably from period to period. The decline in sales to all other customers is primarily attributable to lower sales of power products in international markets, as well as a decrease in the sale of audio products of $692,000 to $643,000 for the three months ended September 30, 2012, compared to $1,335,000 for the three months ended September 30, 2011. The decrease in power product and audio revenue was partially offset by an increase in sales of batteries of $217,000 to $645,000 for the three months ended September 30, 2012, compared to $428,000 for the three months ended September 30, 2011, primarily due to increased distribution in Europe and North America.

The decrease in revenue for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 was primarily due to declines in sales volume of power products to Belkin and Office Depot combined with a decline in average selling price for power products to Walmart, partially offset by an increase in sales volume to RadioShack and Walmart. Sales to Belkin can vary considerably from period to period. The decline in sales to all other customers is primarily attributable to lower sales of power products in international markets and the wireless carrier channel, as well as a decrease in the sale of audio products of $922,000 to $2,021,000 for the nine months ended September 30, 2012, compared to $2,943,000 for the nine months ended September 30, 2011. The decrease in power product revenue was also partially offset by an increase in sales of batteries of $873,000 to $1,738,000 for the nine months ended September 30, 2012, compared to $865,000 for the nine months ended September 30, 2011, primarily due to increased distribution in Europe and North America.

We are working to continue to broaden our distribution base and expand sales of product categories other than power during 2012 with the goal of reducing our dependence on sales of power products to Walmart and RadioShack.

Cost of revenue, gross profit and gross margin.

Cost of revenue generally consists of costs associated with components, outsourced manufacturing, in-house labor for assembly, testing, packaging, shipping and quality assurance, depreciation of equipment and indirect manufacturing costs. Gross profit is the difference between revenue and cost of revenue. Gross margin is gross profit stated as a percentage of revenue. The following table summarizes the year-over-year comparison of our cost of revenue, gross profit and gross margin for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Three months Ended September 30, 2012	Three months Ended September 30, 2011	Decrease from same period in prior year	Percentage change from same period in prior year
Cost of Revenue	$6,424	$7,542	$(1,118)	(14.8)%
Gross Profit	1,507	$2,124	$(617)	(29.0)%
Gross Margin	19.0%	22.0%	(3.0)%	NA

	Nine months Ended September 30, 2012	Nine months Ended September 30, 2011	Decrease from same period in prior year	Percentage change from same period in prior year
Cost of Revenue	$19,081	$21,942	$(2,861)	(13.0)%
Gross Profit	$4,389	$7,783	$(3,394)	(43.6)%
Gross Margin	18.7%	26.2%	(7.5)%	NA

The decrease in cost of revenue and gross profit for the three and nine month periods ended September 30, 2012 compared to the same periods in 2011, respectively, was primarily due to the decline in overall sales, shift in product mix, and decline in average selling prices to Walmart and other customers. Labor and overhead expenses, which are mostly fixed, decreased by $200,000 to $1.2 million, or 15.7% of revenue, for the three months ended September 30, 2012, compared to $1.4 million, or 14.3% of revenue, for the three months ended September 30, 2011, and decreased by $475,000 to $4.0 million, or 17.0% of revenue, for the nine months ended September 30, 2012, compared to $4.5 million, or 15.0% of revenue, for the nine months ended September 30, 2011. However, cost of revenue as a percentage of revenue increased to 81.0% and 81.3%, respectively, for the three and nine month periods ended September 30, 2012, from 78.0% and 78.3%, respectively, for the three and nine month periods ended September 30, 2011, primarily due to the decline in overall sales. The decline in gross margin is primarily due to the decline in selling price relating to power products, audio and other accessories.

Sales and marketing.

Sales and marketing expenses generally consist of salaries, commissions, other personnel-related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. The following table summarizes the year-over-year comparison of our sales and marketing expenses for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Three months Ended September 30, 2012	Three months Ended September 30, 2011	Decrease from same period in prior year	Percentage change from same period in prior year
Sales and marketing	$1,123	$1,849	$(726)	(39.3)%

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Decrease from same period in prior year	Percentage change from same period in prior year
Sales and marketing	$4,242	$6,051	$(1,809)	(29.9)%

The decrease in sales and marketing expenses, for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, primarily resulted from decreases of approximately $177,000 in personnel-related expenses, $394,000 in advertising, market research, public relations and website development expenses, and $105,000 in consulting and professional fees.

The decrease in sales and marketing expenses, for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, primarily resulted from decreases of approximately $673,000 in personnel-related, and $948,000 in advertising, market research, public relations and website development expenses, and $91,000 in consulting and professional fees.

As a percentage of revenue, sales and marketing expenses decreased to 14.2% and 18.0%, respectively, for the three and nine month periods ended September 30, 2012 from 19.1% and 20.4%, respectively, for the three and nine month periods ended September 30, 2011.

Research and development.

Research and development expenses consist primarily of salaries and personnel-related costs, outside consulting, lab costs and travel-related costs of our product development group. The following table summarizes the year-over-year comparison of our research and development expenses for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Three months Ended September 30, 2012	Three months Ended September 30, 2011	Decrease from same period in prior year	Percentage change from same period in prior year
Research and development	$484	$769	$(285)	(37.1)%

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Decrease from same period in prior year	Percentage change from same period in prior year
Research and development	$1,760	$1,846	$(86)	(4.7)%

The decrease in research and development expenses for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 resulted primarily from the decrease of approximately $203,000 in personnel-related expenses and $75,000 in engineering consulting expenses. As a percentage of revenue, research and development expenses decreased to 6.1% for the three months ended September 30, 2012 from 8.0% for the three months ended September 30, 2011.

The decrease in research and development expenses for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 resulted primarily from the decreases of approximately $99,000 in personnel-related expenses, partially offset by increases of $20,000 in market research, engineering consulting and product certifications. As a percentage of revenue, research and development expenses increased to 7.5% for the nine months ended September 30, 2012 from 6.2% for the nine months ended September 30, 2011.

General and administrative.

General and administrative expenses consist primarily of salaries and other personnel-related expenses of our finance, human resources, information systems, corporate development and other administrative personnel, as well as facilities, legal and other professional fees, depreciation and amortization and related expenses. The following table summarizes the year-over-year comparison of our general and administrative expenses for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Three months Ended September 30, 2012	Three months Ended September 30, 2011	Decrease from same period in prior year	Percentage change from same period in prior year
General and administrative	$1,684	$1,757	$(73)	(4.2)%

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Decrease from same period in prior year	Percentage change from same period in prior year
General and administrative	$5,485	$5,837	$(352)	(6.0)%

The decrease in general and administrative expenses for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 resulted primarily from a decrease of $146,000 in personnel-related expenses and $103,000 in equity compensation, partially offset by increases in bad debt expense of $60,000, professional fees of $88,000, and employee recruiting of $31,000.

The decrease in general and administrative expenses for the nine months ended September 30, 2012 and 2011 compared to the nine months ended September 30, 2011 resulted primarily from decreases of $120,000 in personnel related expenses, $233,000 in equity compensation, $25,000 in shareholder services, $24,000 in bank fees, and professional fees of $19,000, partially offset by an increase in bad debt expense of $62,000.

General and administrative expenses as a percentage of revenue increased to 21.2% and 23.4%, respectively, for the three and nine month periods ended September 30, 2012 from 18.2% and 19.6%, respectively, for the three and nine month periods ended September 30, 2011.

Interest income, net.

Interest income, net decreased by $10,000 to $3,000 for the three months ended September 30, 2012 compared to $13,000 for the three months ended September 30, 2011, and by $45,000 to $10,000 for the nine months ended September 30, 2012 compared to $55,000 for the nine months ended September 30, 2011. The decreases were primarily due to decreased short-term investment balances during 2012. At September 30, 2012, the average yield on our cash and short-term investments was approximately 0%.

Other income (expense), net.

Other income (expense), net was ($49,000) and $(1,059,000), respectively, for the three and nine month periods ended September 30, 2012 compared to $7,000 and $87,000, respectively, for the three and nine month periods ended September 30, 2011. The decreases were primarily due to the recognition of other-than-temporary impairment charges related to long term investment securities, as discussed in Note 3 to the condensed consolidated financial statements in Part 1, Item 1.

Income taxes.

No provision for income taxes was required for the respective three and nine month periods ended September 30, 2012 or 2011. Based on historical operating losses and projections for future taxable income, it is more likely than not that we will not fully realize the benefits of the net operating loss carryforwards. We have not, therefore, recorded a tax benefit from our net operating loss carryforwards for the three and nine month periods ended September 30, 2012 or September 30, 2011, which at September 30, 2012 totaled approximately $172 million.

(3) Operating Outlook

Historically we have generated the majority of our revenue from the sale of chargers for laptops. However, consumers are increasingly using smartphones and tablets as their primary mobile electronic devices. As a result of this shift, we have seen increased competition and a decline in demand for our power products among our traditional customer base. Although we have expanded our offering of products beyond our traditional power products to include a variety of accessories to support the increased utilization of smartphones and tablets, including audio, protection, and battery products, the revenue generated from the sales of these products has not offset the decline in revenue from historical sales of our traditional power products.

We expect to continue to introduce additional mobile electronics accessory products in the future. In order to continue to grow our business and enhance stockholder value, we believe it is necessary to continue to expand our product portfolio. Moving forward, we intend to continue to explore a number of initiatives designed to broaden our product portfolio within the mobile electronics accessories space. We currently plan that the initiatives will consist of internal product development, sourcing products from third-parties, joint marketing ventures, and product bundling. We expect operating expenses in the remainder of 2012 to decline slightly when compared with 2011 operating expenses, though we continue to see increases in component costs from our primary Asian suppliers. We also are experiencing pricing pressure from our customers.

We continue to work with Texas Instruments on the collaborative development of an integrated circuit based on iGO Green® technology. Based on the latest information provided by the joint development team, we now expect that the integrated circuit will be released to manufacturing no sooner than the second quarter of 2013.

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

Our primary use of cash has been to fund operating losses, acquisitions and working capital needs of our business, which we expect to continue through 2012. Some of our new suppliers of batteries, protection and audio products have been unwilling to extend trade credit to us on the same terms and conditions as our power product suppliers have historically done. As a result, we are required to pay for purchases of these products in advance of the related sale of these products, which has increased our use of cash to support the working capital required to effectively operate our business. Historically, our primary sources of liquidity have been funds provided by the sale of intellectual property assets. We cannot assure you that this source, or any other source of liquidity, will be available to us in the future.

We currently do not maintain a credit facility with a bank. However, we may attempt to access to this source of financing at some point in the future.

The following table sets forth for the period presented certain consolidated cash flow information (in thousands):

	Nine Months Ended September 30,
	2012	2011
Net cash used in operating activities	$(3,312)	$(8,055)
Net cash provided by investing activities	2,513	5,462
Net cash provided by financing activities	—	—
Foreign currency exchange impact on cash flow	(224)	(58)

Decrease in cash and cash equivalents	$(1,023)	$(2,651)

Cash and cash equivalents at beginning of period	$10,290	$9,942

Cash and cash equivalents at end of period	$9,267	$7,291

•

Net cash used in operating activities. Cash was used in our operating activities for the nine months ended September 30, 2012 to fund operating losses. We expect to continue to use cash in operating activities through the remainder of 2012 to support the anticipated growth of our business.

Our consolidated cash flow operating metrics are as follows:

	Nine Months Ended September 30,
	2012	2011
Days outstanding in ending accounts receivable (“DSOs”)	49	62
Inventory turns	2	2

The decrease in DSOs at September 30, 2012 compared to September 30, 2011 was primarily due to the decrease in Accounts Receivable, partially offset by the overall decline in revenue for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. We expect DSOs will increase in the remainder of 2012 and 2013 as our revenue base increases. The inventory turnover was unchanged as the overall decline in revenue was offset by a reduction in average inventory. We intend to continue to closely manage inventory during the remainder of 2012 and 2013 and expect inventory turns to increase.

•	Net cash provided by investing activities. For the nine months ended September 30, 2012, net cash was generated by investing activities primarily as a result of the sale of short-term investments.

•	Net cash provided by financing activities. We had no cash flow from financing activities during the first nine months of 2012 or 2011.

Investments.

At September 30, 2012, our short-term investments in marketable securities included one municipal bond mutual fund with a total fair value of approximately $2.1 million. Our long-term investments consisted of 2,142,858 shares of Pure Energy Visions common stock with a fair value per share equal to $0.051, plus an interest-free convertible secured debenture having a one-year repayment term that converts into an additional 2,142,858 shares of Pure Energy Visions common stock in lieu of repayment either upon the achievement of certain business goals or earlier at our discretion. We concluded, however, that the unrealized losses on the long-term investments were other-than-temporary and, therefore, recorded impairment charges of $33,000 and $1.0 million during the three and nine months ended September 30, 2012, respectively, to reflect the amortized cost of the securities at fair value of $0.2 million at September 30, 2012.

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

Contractual Obligations.

In our day-to-day business activities, we incur certain commitments to make future payments under contracts such as operating leases and purchase orders. Maturities under these contracts are set forth in the following table as of September 30, 2012 (in thousands):

	2012	2013	2014	2015	2016	More than 5 years
Operating lease obligations	$114	$463	$83	$—	$—	$—
Inventory purchase obligations	2,006	—	—	—	—	—

Totals	$2,120	$463	$83	$—	$—	$—

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

Net Operating Loss Carryforwards.

As of September 30, 2012, we had approximately $172 million of federal, foreign and state net operating loss carryforwards which expire at various dates. The issuance of our common stock in the future for acquisitions, if any, coupled with prior sales of common stock could cause an annual limitation on the use of our net operating loss carryforwards pursuant to the change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended. This limitation is expected to have a material effect on the timing of our ability to use the net operating loss carryforwards in the future. Additionally, our ability to use the net operating loss carryforwards is dependent upon our future level of profitability, which cannot be determined.

Liquidity Outlook.

Based on our projections, we believe that our existing cash, cash equivalents, and short-term investments will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. If we require additional capital resources to grow our business internally or through acquisitions, or to fund business operations at any time in the future, it is possible that no third party financing alternatives would be available to us.

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

See “Liquidity and Capital Resources” above for further discussion of our capital structure. Market risk, calculated as the potential change in fair value of our cash and cash equivalents and resulting from a hypothetical 1.0% (100 basis point) change in interest rates, was not material at September 30, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and other procedures that are designed to ensure that information required to be disclosed in our filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. With the participation of the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2012, and concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

IGO, INC.

Dated: November 8, 2012	By:	/s/ Michael D. Heil
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