Form 10-K
period 2012-12-31
iGo, Inc.
filed 2013-04-01
CIK 1075656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 0-30907

iGo, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	86-0843914
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

17800 N. Perimeter Dr., Suite 200, Scottsdale, Arizona	85255
(Address of Principal Executive Offices)	(Zip Code)

(Registrant’s telephone number, including area code): (480) 596-0061

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One).

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2012) was approximately $11 million.

There were 2,897,809 shares of the registrant’s common stock issued and outstanding as of March 25, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Form 10-K.

iGo, Inc.

FORM 10-K

DISCLOSURE CONCERNING FORWARD-LOOKING STATEMENTS

This report contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “estimate” and other similar statements of expectations identify forward-looking statements. Forward-looking statements in this report can be found in the “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplementary Data” sections as well as other sections of this report and include, without limitation, statements concerning our expectations regarding our anticipated revenue, cash flows, gross profit, gross margins, operating efficiencies, and related expenses for 2012; expectation regarding our strategy, including but not limited to, our intentions to introduce innovative power, battery, audio and protection products, to expand our line of cases, skins, screen protectors and similar products, to develop relationships with a broader set of retailers, to develop and market a broad range of differentiated power and complementary products that address additional markets in which we choose to compete, and to expand the market availability of our iGo, iGo Green and Aerial7 branded products; expectations regarding future customer product orders; our anticipated ability to broaden our distribution base, thus decreasing our dependence on sales to Wal-Mart and RadioShack; beliefs relating to our competitive advantages and the market need for our products; our belief that our present vendors have sufficient capacity to meet our supply requirements; the expected sources, availability and sufficiency of cash and liquidity; expected market and industry trends; beliefs relating to our distribution capabilities and brand identity; expectations regarding the success of new product introductions; the anticipated strength, and ability to protect, our intellectual property portfolio; our expectation that a small number of customers will continue to represent a substantial percentage of our sales including specifically, but not limited to, Wal-Mart and RadioShack; expectations about inventory levels we will be required to maintain and future sales returns; our expectations about competition; trends in key operating metrics, including days outstanding in accounts receivable and inventory turns; our ability to meet the minimum listing requirements to remain on The NASDAQ Capital Market and our intentions relating thereto; the sufficiency of our receivables and returns reserves; the sufficiency of our facilities; that our products will increasingly be subject to infringement claims; the future recognition of deferred revenue; the results of future tax audits and tax settlements; the realizability of our deferred tax asset and the outcome of uncertain tax positions; future payments to suppliers for letters of authorization; the possibility that we may issue additional shares of stock or attempt to access a credit facility; our intention and ability to hold marketable securities to maturity; our intentions about employing hedging strategies; that we may repurchase shares of our common stock; and our expectations regarding the outcome and anticipated impact of various legal proceedings in which we may be involved. These forward-looking statements are based largely on our management’s expectations and involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include those discussed herein under the heading “Risk Factors” and those set forth in other sections of this report and in other reports that we file with the Securities and Exchange Commission.

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

PART I

Item 1. Business

Our Company

Our vision is to be a globally leading mobile accessories company by providing premium power solutions for laptop computers and electronic mobile devices that elevate the mobile consumer experience across all pursuits and passions. The mobile electronic device market changes rapidly as consumers increasingly integrate smartphones and tablets into their daily business and personal routines. In response to these market dynamics, we have expanded our product offerings beyond traditional laptop battery chargers to include an array of accessories to support the increased utilization of smartphones and tablets, including audio, device protection, and battery products. Increased functionality and the ability to access and manage information remotely are driving the proliferation of mobile electronic devices and applications. The popularity of these devices is increasing due to reductions in size, weight, cost and because of improvements in functionality, storage capacity and reliability. Each of these devices needs to be powered and connected when in the home, in the office, or on the road, and can be accessorized, representing opportunities for one or more of our products.

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

Power

Power management, which remains our core product line, includes portable power, device power, and laptop power solutions. These products utilize our proprietary iGo Green® technology, which reduces energy consumption and almost completely eliminates standby power. We continually strive to bring to market high quality, uniquely differentiated power solutions that meet our customers’ needs and exceed their expectations.

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

Audio

As a result of our acquisition of Aerial7 in 2010, we offer a line of earbuds and headphones. As mobile phones have evolved into smartphones and new portable media devices capable of playing music and video, many consumers utilize a variety of mobile electronic devices for both communication and entertainment purposes. Our audio products are designed to provide enhanced sound quality compared to competitive products at similar price points. They also offer consumers the ability to both communicate with others via an integrated microphone that can be used with a portable computer, mobile phone, computer or other portable media device as well as the ability to listen to music or video from these devices. In addition to delivering quality sound output, our line of audio products is designed to appeal to the fashion sense of consumers, allowing them to express their unique and personal style through their mobile electronic devices. Currently, our audio products are offered primarily through lifestyle and music retailers around the world. We intend, however, to expand our line of audio products and increase its distribution through global, broad-based consumer electronics retailers as well.

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

Our ability to execute successfully on our near and long-term objectives depends largely on general market acceptance of our power, protection and audio products, our ability to differentiate our product attributes from our competitors, our ability to generate additional major customers, and general economic conditions. Additionally, we must execute on the customer relationships that we have developed and continue to design, develop, manufacture and market new and innovative technology and products that are embraced by these customers and by the overall market.

Company History

Igo, Inc. (together with its subsidiaries, “iGo”, “we” or the “Company”) was formed as a limited liability company under the laws of the State of Delaware in May 1995, and was converted to a Delaware corporation by a merger effected in August 1996, in which we were the surviving entity. We changed our name from Electronics Accessory Specialists International, Inc. to Mobility Electronics, Inc. on July 23, 1998 and on May 21, 2008 we changed our name to iGo, Inc. Our principal executive office is located at 17800 N. Perimeter Drive, Suite 200, Scottsdale, Arizona 85255, and our telephone number is (480) 596-0061.

Available Information

Our website is www.igo.com. Information on our website is not incorporated by reference into this Form 10-K and should not be considered part of this report or any other filing we make with the SEC. We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. Through a link on the Investor Relations section of the corporate page of our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All such filings are available free of charge.

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

Increased functionality and the ability to access and manage information remotely are driving the proliferation of mobile electronic devices and applications. As the work force becomes more mobile and spends more time away from traditional work settings, users have sought out and become reliant on tools that provide management of critical information and access to wireless voice and data networks. Each of these mobile electronic devices needs to be powered and connected when the user is in his home, in the office, or while travelling, and can be accessorized, representing an opportunity for one or more of our products.

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

The increased functionality of smartphones and portable media devices, including features such as enhanced audio- and video-playing capabilities, has increased the need for audio accessories like headphones and speakers. Consumers are also demanding more functionality from these audio accessories, including high-quality sound output, volume controls and communication capabilities, such as an in-line microphone, that allow the consumer to not only hear, but also communicate with others. In addition to increased functionality, consumers also desire audio accessories that are fashionable and reflect their personal tastes. These consumer demands provide a market opportunity for high-quality, fashionable headphones.

Our Strategy

We intend to capitalize on our current strategic position in the mobile electronic device market by continuing to introduce innovative power, battery, audio and protection products that suit the needs of a broad range of users of these devices. It is our goal is to attach our products and technology to every mobile electronic device and to be a market leader in providing unique and innovative solutions for mobile users. Elements of our strategy include the following:

Continue To Develop Innovative Products. We have a history of designing and developing differentiated products to serve the needs and enhance the experience of mobile electronic device users. We intend to continue to develop and market a broad range of differentiated power and complementary products that address additional markets in which we choose to compete.

Broaden Distribution of Our Products. To expand the market availability of our products, we plan to develop relationships with a broader set of retailers and wireless carriers, some of whom may be served through distribution partners. We expect that these relationships will allow us to diversify our customer base, create a predictable revenue stream and decrease our traditional reliance upon a limited number of private label resellers. We also expect that these relationships will significantly increase the availability and exposure of our products, particularly among large national and international retailers and wireless carriers.

Our Products and Solutions

Power. Historically, the majority of our business was derived from the sale of chargers for laptops which are frequently referred to as “high-power” products. However, the mobile electronic device market changes rapidly and has recently seen increased consumer adoption and use of smartphones and tablets that require comparatively lower power, but long-lasting charges from “device-power” chargers and other products. We continue to offer a range of traditional high-power solutions for laptops and in response to market dynamics have added, and continue to add, device-power solutions for other mobile electronic devices. Overall sales of power products represented approximately 81%, 79% and 94% of our total revenue for the years ended December 31, 2012, 2011 and 2010, respectively.

Batteries. Through our relationship with Pure Energy, we are the exclusive marketer and distributor of Pure Energy’s RAMcell batteries to retailers worldwide (excluding China) with non-exclusive distribution rights in Africa. RAMcell batteries are pre-charged and hold a charge for up to seven years. Approximately three billion single-use alkaline batteries are sold annually in the United States. RAMcell batteries provide users an environmentally friendly, cost-effective alternative to disposable alkaline batteries. We believe that RAMcell batteries and related battery chargers are complementary to our power-saving technology and contribute to lower levels of electronic waste. Sales of battery products represented approximately 7% and 5% of our total revenue for the years ended December 31, 2012 and December 31, 2011, respectively. For the year ended December 31, 2010, we had no sales of battery products.

Audio. Our audio solutions include our line of headphones and portable speakers which allow consumers to use their mobile electronic devices for both entertainment and communication. Our line of audio products offer consumers the ability to both communicate with others via an in-line microphone that can be used with a portable computer, mobile phone or other portable media device, as well the ability to listen to music or video from these devices. Similar to our protection products, our line of audio products is also fashionably designed, allowing consumers to express their unique and personal style. Sales of audio products represented approximately 8%, 11% and 1% of our total revenue for the years ended December 31, 2012, 2011 and 2010, respectively.

Protection. Our protection solutions, including cases, skins and protective screens, utilize innovative materials and unique designs to protect mobile electronic devices, while simultaneously complementing or enhancing the design of the device. Currently, our protection solutions are primarily marketed in Europe. Sales of protection products represented approximately 2%, 3% and 1% of our total revenue for the years ended December 31, 2012, 2011 and 2010, respectively.

Other Accessories. Our other accessories solutions primarily include portable computer stands and other miscellaneous mobile electronic accessories. Sales of other accessory products represented approximately 2%, 2% and 4% of our total revenue for the years ended December 31, 2012, 2011 and 2010, respectively.

Sales and Marketing

We market and sell our products on a worldwide basis to retailers, resellers, distributors, wireless carriers and directly to end users through our iGo.com and Aerial7 websites. Our sales organization is primarily aligned with our core retail and distribution channels and geographies throughout North America, Europe and Asia. During 2012, approximately 89% of our sales were through retailers and distributors and approximately 5% of our sales were through private label resellers and OEMs.

Our total global revenue consisted of the following regional results for the year ended December 31, 2012: Americas sales of $24.4 million, or 82% of our global consolidated revenue; European sales of $4.5 million, or 15% of our global consolidated revenue; and Asia Pacific sales of $1.0 million, or 3% of our global consolidated revenue.

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

Customers

We are dependent upon a relatively small number of customers for a significant portion of our revenue, including most notably Wal-Mart and RadioShack. We intend to develop relationships with a broader set of retailers and resellers to expand the market availability of our products. Our goal is that these relationships will allow us to diversify our customer base, add stability and decrease our traditional reliance upon a limited number of retailers and resellers. These relationships could significantly increase the availability and exposure of our products, particularly among large national and international retailers and wireless carriers, however we give no assurance we could expand our customer base in a manner that would significantly reduce our current customer concentration.

We sell to resellers, such as Microcel, retailers, such as Wal-Mart, RadioShack and Office Depot, private label resellers, such as Belkin, and directly to end users through our iGo.com and Aerial7 websites. Sales to Wal-Mart and RadioShack accounted for 41% of revenue for the year ended December 31, 2012, compared to 31% for the year ended December 31, 2011 and 51% for the year ended December 31, 2010. No customer other than Wal-Mart or RadioShack accounted for greater than 10% of sales for the year ended December 31, 2012. The loss of Wal-Mart or RadioShack would likely have a material adverse effect on our business. For our distribution and retail customers, we build product and maintain inventory at various third-party warehouses that are under our control until these customers place, and we fulfill, purchase orders for this product. For private label resellers, we build product to the private label resellers’ orders, who take possession of the inventory upon delivery to a freight forwarder. For various retailers, we retain ownership of inventory until the product sells through to consumers.

As is generally the practice in our industry, a portion of our sales to distributors and retailers is generally under terms that provide for stock balancing return privileges and price protection. Accordingly, we make a provision for estimated sales returns and other allowances related to those sales. Returns, which are netted against our reported revenue, were approximately 8% of revenue for the year ended December 31, 2012, 5% of revenue for the year ended December 31, 2011, and 3% of revenue for the year ended December 31, 2010. Also, as is generally the practice in our industry, our OEM and private-label reseller customers have return rights only in the event that our product is defective. Accordingly, we make a provision for estimated defective product warranty claims for these customers. Defective product warranty claims were approximately 1% of revenue or less for the years ended December 31, 2012, 2011 and 2010.

Backlog

Our backlog at February 15, 2013 was approximately $1.7 million, compared with a backlog of approximately $2.3 million at February 21, 2012. Backlog includes orders confirmed with a purchase order for products scheduled to be shipped within 90 days to customers with approved credit status. Because of the generally short cycle between order and shipment and because of occasional customer changes in delivery schedules and order cancellations (which are made without significant penalty), we do not believe that our backlog, as of any particular date, is necessarily indicative of actual net sales for any future period.

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

As of December 31, 2012, our research and development group consisted of seven people who are responsible for hardware and software design and product testing. Electrical design services are outsourced under the supervision of our in-house research and development group. Amounts spent on research and development for the years ended December 31, 2012, 2011, and 2010 were $2.2 million, $2.4 million, and $1.5 million, respectively.

On March 27, 2013, Texas Instruments terminated its agreement with iGO, Inc. to create an integrated circuit based on iGO Green technology, after multiple technical issues were encountered during the development process.

Manufacturing and Logistics

In order to manufacture our products cost-effectively, we have implemented a strategy to outsource substantially all of the manufacturing services for our products. Our internal activities are focused on design, low-volume manufacturing and quality testing and our outsourced manufacturing providers are focused on high-volume manufacturing and logistics.

Most of our products are currently manufactured in China. In addition to providing manufacturing services, a number of our suppliers also provide us with design and development services.

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

Competition

The market for our products is intensely competitive, subject to rapid change and sensitive to new product introductions or enhancements and marketing efforts by industry participants. The principal competitive factors affecting the markets for our product offerings include corporate and product reputation, innovation with frequent product enhancement, breadth of integrated product line, product design, functionality and features, product quality, performance, ease-of-use, support and price. Although we believe that our products compete favorably with respect to such factors, there can be no assurance that we can maintain our competitive position against current or potential competitors, especially those with greater financial, marketing, service, support, technical or other competitive resources. However, we believe that our innovative products, coupled with our strategic relationships with private-label resellers, retailers, resellers, distributors, and wireless carriers provide us with a competitive advantage in the marketplace. In particular, our power products, we compete with products offered by low-cost manufacturers, specialized third-party mobile computing accessory companies such as Zagg, Skullcandy, Targus and Kensington, and retailer and OEM private label product offerings, including those offered by RadioShack, HP and Best Buy.

Proprietary Rights

We seek to establish and maintain proprietary rights in our technology and products through the use of patents, copyrights, trademarks, and trade secret laws. We have a program to file applications for and obtain patents, copyrights, and trademarks in the United States and in selected foreign countries where we believe filing for such protection is appropriate. We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements. There can be no assurance, however, that the rights we have obtained can be successfully enforced against infringing products in every jurisdiction. Although we believe the protection afforded by our patents, copyrights, trademarks, and trade secrets has value, the rapidly changing technology in our industry and uncertainties in the legal process make our future success dependent primarily on the innovative skills, technological expertise, and management abilities of our employees rather than on the protection afforded by patent, copyright, trademark, and trade secret laws.

Some of our products may include software or other intellectual property licensed from third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products, we believe, based upon past experience and standard industry practice, that such licenses generally could be obtained on commercially reasonable terms. Nonetheless, there can be no assurance that the necessary licenses would be available on acceptable terms, if at all. Our inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could have a material adverse effect on our business, operating results, and financial condition. Moreover, inclusion in our products of software or other intellectual property licensed from third parties on a nonexclusive basis may limit our ability to protect our proprietary rights in our products.

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

Employees

As of December 31, 2012 we had 38 full-time employees, 20 located in the United States, 9 located in Asia, 5 located in Europe and 4 located in Australia, including 12 employed in operations, 7 in research and development, 13 in sales and marketing and 5 in administration. We engage temporary employees from time to time to augment our full time employees, generally in operations. None of our employees are covered by a collective bargaining agreement. We believe we have good relationships with our employees.

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

We have experienced significant operating losses since inception and, as of December 31, 2012, have an accumulated deficit of $154 million. We intend to make expenditures on an ongoing basis to support our operations, primarily from cash generated from operations and, if available, from lines of credit, as we develop and introduce new products and expand into new markets. If we do not achieve revenue growth sufficient to absorb our planned expenses, we will experience additional losses in future periods. In addition, there can be no assurance that we will achieve or sustain profitability.

Our future success is dependent on market acceptance of our products. If the market acceptance for our products does not grow, we will not be able to increase or sustain our revenue, and our business will be severely harmed. If we do not achieve widespread market acceptance of our power products and technology, we may not be able to maintain our existing revenue or achieve anticipated revenue. For example, we currently derive a material portion of our revenue from the sale of our power products and we anticipate that a material portion of our revenue in the foreseeable future will continue to be derived from our family of power products. We can give no assurance that the power product category, or the protection and audio product categories, will develop sufficiently to cover our expenses and costs. Moreover, our products may not achieve widespread market acceptance if:

•	we lose, or fail to replace, any significant retail or distribution partners;

•	we fail to expand or protect our proprietary rights and intellectual property;

•	we fail to complete development of these products in a timely manner;

•	we fail to achieve the performance criteria required of these products by our customers; or

•	competitors introduce similar or superior products.

In addition, our universal chargers include a feature that allows a single version of these products to be used with almost any mobile electronic device. In recent years, many mobile electronic device manufacturers have designed their products in such a way as to limit the use of universal devices with their devices, which has reduced the applicability of universal charger products and limited the market acceptance of our power products. If we are unable to successfully adapt to this trend, it may adversely affect our sales and overall financial performance.

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

We may not be successful in developing and marketing, on a timely and cost-effective basis, either enhancements and expectations to existing products or new products that respond to technological advances and satisfy increasingly sophisticated customer needs. If we fail to introduce or sell innovative new products, our operating results may suffer. In addition, if new industry standards emerge that we do not anticipate or adapt to, our products could be rendered obsolete and our business could be materially harmed. Alternatively, any delay in the development of technology upon which our products are based could result in our inability to introduce new products as planned. For example, on March 27, 2013, Texas Instruments terminated its agreement with iGO, Inc. to create an integrated circuit based on iGO Green technology, after multiple technical issues were encountered during the development process. The success and marketability of technology and products developed by others is beyond our control.

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

We depend on large purchases from significant customers, notably Wal-Mart and RadioShack, and any loss, cancellation or delay in purchases by these customers could cause a shortfall in revenue, excess inventory and inventory holding or obsolescence charges.

We have historically derived a substantial portion of our revenue from a relatively small number of customers. For example, Wal-Mart and RadioShack together comprised 41% of our revenue for the year ended December 31, 2012. For the year ended December 31, 2012, Wal-Mart alone represented 28% of our revenue. Neither Wal-Mart nor RadioShack has a minimum purchase requirement and can stop purchasing our products at any time and with very short notice. In addition, including Wal-Mart and RadioShack, most of our customer agreements are short term and non-exclusive and provide for purchases on a purchase order basis. RadioShack has reduced its orders from us, by potentially greater than 75%, for 2013, and if Wal-Mart reduces, delays or cancels orders with us, and we are not able to sell our products to new customers at comparable levels, our revenue could decline significantly and could result in excess inventory and inventory holding or obsolescence charges. In addition, any difficulty in collecting amounts due from Wal-Mart and RadioShack would negatively impact our result of operations and working capital.

Our success is largely dependent upon our ability to expand and diversify our customer base, while simultaneously continuing to retain and build our relationships with Wal-Mart and RadioShack.

We derive a substantial portion of our revenue from Wal-Mart and RadioShack, and any adverse change in our relationships with Wal-Mart or RadioShack would have a material adverse effect on our business. If Wal-Mart or RadioShack discontinued purchasing our products, our revenues and net income would decline significantly. For example, sales to RadioShack are expected to decline significantly during the 2013 fiscal year. Our results will be materially harmed if similar declines occur in the future with respect to any significant customer and we are unsuccessful in our efforts to replace declining sales to existing customers with increasing sales to new customers. Thus, our success depends upon our continued ability to retain and build upon our relationship with Wal-Mart, while simultaneously generating relationships with new customers, particularly retail customers willing to sell our products to consumers under our iGo brand.

Although we are attempting to expand our customer base, we cannot assure you that we will be able to retain our largest customers, Wal-Mart and RadioShack, or that we will be able to attract additional customers, or that our customers will continue to buy our products in the same amounts as in prior years. The loss of Wal-Mart or RadioShack, any reduction or interruption in sales to Wal-Mart in addition to the recent reductions in sales to RadioShack, our inability to successfully develop relationships with additional customers or future price concessions that we may have to make could significantly harm our business.

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

Increased reliance upon Wal-Mart and RadioShack, as well as other distributors and resellers, for the sale of our products will subject us to additional risks, and the failure to adequately manage these risks could have a material adverse impact on our operating results.

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

The loss of Wal-Mart, RadioShack or any other large reseller or distributor customers, would materially harm our business. While we currently have a limited number of reseller and distributor agreements, none of these customers are obligated to purchase products from us. Consequently, any reseller or distributor could cease doing business with us at any time. Our dependence upon Wal-Mart and RadioShack, along with a few other resellers and distributors results in a significant concentration of credit risk, thus a substantial portion of our trade receivables outstanding from time to time are often concentrated among a limited number of customers. In addition, many of these customers also have or distribute competing products. If Wal-Mart, RadioShack, or our other reseller and distributor customers elect to increase the marketing of competing products or reduce the marketing of our products, our ability to grow our business will be negatively impacted and will adversely impact revenues.

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

Our operating results have fluctuated in the past, and may continue to fluctuate in the future. The market price for our common stock has declined significantly in recent quarters, and may continue to decline if our actual operating results in future quarters are below the expectations of securities analysts and investors. The factors that may cause our operating results to fall short of expectations include:

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

We have acquired businesses, products or technologies that complement or expand our current capabilities. For example, in 2010 we acquired Adapt and Aerial7 and we recorded impairment charges of $1.4 million and $2.3 million related to these acquisitions in 2012 and 2011, respectively. Additional acquisitions could require significant capital infusions and could involve many risks including, but not limited to, the following:

•	difficulty integrating, products, product roadmaps, technologies, systems, processes, and operations, including product delivery, order management, and information systems;

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

In the past, some of our customers have returned products to us because the product did not meet their expectations, specifications or requirements. These returns were approximately 8% of revenue for the year ended December 31, 2012, 5% for the year ended December 31, 2011, and 3% for the year ended December 31, 2010. It is likely that we will experience some level of returns in the future and these levels may be difficult to estimate. A portion of our sales to distributors is generally under terms that provide for certain stock balancing privileges. Under the stock balancing programs, some distributors are permitted to return up to 15% of their prior quarter’s purchases, provided that they place a new order for equal or greater dollar value of the amount returned.

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

We typically enter into confidentiality, non-compete or invention assignment agreements with our key employees, distributors, customers and potential customers, and limit access to, and distribution of, our product design documentation and other proprietary information. There can be no assurance that our confidentiality agreements, confidentiality procedures, noncompetition agreements or other factors will be adequate to deter misappropriation or independent third-party development of our technology or to prevent an unauthorized third-party from obtaining or using information that we regard as proprietary. Litigation efforts may be necessary in the future to defend our intellectual property rights and would likely result in substantial cost to us and a diversion from management’s focus on core business issues.

We may be subject to intellectual property infringement claims that are costly to defend and could limit our ability to use certain technologies in the future.

The laws of some foreign countries do not protect or enforce proprietary rights to the same extent as do the laws of the United States, and the right to a patent in the United States recently changed from a first to invent to a first to file basis. We cannot be sure that our products or technologies do not infringe patents that may be granted in the future pursuant to pending patent applications or that our products do not infringe any patents or proprietary rights of third parties. In the event that any relevant claims of third-party patents are upheld as valid and enforceable, we could be prevented from selling our products or could be required to obtain licenses from the owners of such patents or be required to redesign our products to avoid infringement. There can be no assurance that such licenses would be available or, if available, would be on terms acceptable to us or that we would be successful in any attempts to redesign our products or processes to avoid infringement. Our failure to obtain these licenses or to redesign our products would have a material adverse effect on our business.

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

If we continue to lose key personnel, and if we are unable to hire and retain additional qualified personnel as necessary, or, we may not be able to successfully manage our business or achieve our objectives.

We experienced significant reductions in work force during 2012, which may limit our ability to ability to increase sales and grow our business in the future. We believe our future success will depend in large part upon our ability to identify, attract, hire and retain highly skilled executive, managerial, engineering, sales and marketing, finance and operations personnel. Competition for personnel in the technology industry is intense, and we compete for personnel against numerous companies, including larger, more established companies with significantly greater financial resources. There can be no assurance we will have the financial resources to, nor be successful in our efforts to identify, attract, hire and retain personnel.

Our success also depends to a significant degree upon the continued contributions of our key executives, management, engineering, sales and marketing, finance and manufacturing personnel, many of whom would be difficult to replace. We have experienced the departure of various key executive officers in 2012 and 2013, including the departure of our former Chief Financial Officer, and can give no assurances as to when, or if, we will locate suitable candidates to fill the vacant positions. These departures, and our ability to fill the vacancies, may adversely affect our business operations and financial performance.

We do not maintain key person life insurance on any of our executive officers. The loss of the services of any other of our key executives or other personnel, and the inability to identify, attract, hire or retain qualified personnel in the future could make it difficult for us to manage our business and meet key objectives, such as timely product introductions, and could negatively impact our financial performance

We may not be able to secure additional financing to meet our future capital needs.

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

The demand for the majority of our products and technology is primarily driven by the underlying market demand for mobile electronic devices. Should the growth in demand for mobile electronic devices be inhibited, we may not be able to increase or sustain revenue. Industry growth depends in part on the following factors:

•	general micro and macro-economic conditions and decreases in demand for mobile electronic devices resulting from recessionary conditions;

•	increased demand by consumers and businesses for mobile electronic devices; and

•	the number and quality of mobile electronic devices in the market.

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

Economic conditions, political events, war, terrorism, public health issues, natural disasters and other circumstances could have a material adverse effect on our operations and performance.

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

Risks Related To Our Common Stock

Our failure to comply with the NASDAQ Capital Market continued listing standards may adversely affect the price and liquidity of our shares of common stock as well as our ability to raise capital in the future.

NASDAQ imposes certain standards that a company must satisfy in order to maintain the listing of its securities on the NASDAQ Capital Market. Among other things, these standards require that a company’s shares have a minimum closing bid price at or above $1.00. On February 23, 2012, we received a letter from NASDAQ indicating that the bid price of our common stock for the preceding 30 consecutive business days had closed below the minimum $1.00 per share required to maintain its NASDAQ listing. The letter also stated that we had been provided an initial compliance period of 180 calendar days, or until August 21, 2012, to regain compliance with the minimum bid price requirement. On August 22, 2012, we received a letter from NASDAQ granting us an additional 180-day period, or until February 19, 2013, to regain compliance with the minimum bid price requirement in order to retain the listing of our common stock on the NASDAQ Capital Market.

Effective January 28, 2013, we amended our Certificate of Incorporation to effect a reverse stock split of our common stock at a ratio of 1-for-12. The primary purposes of the reverse stock split was to increase the per-share market price of our common stock in order to maintain its listing on NASDAQ, encourage investor interest in the Company, and promote greater liquidity for our existing stockholders. On February 20, 2013, we received a letter from NASDAQ confirming that we had regained compliance with the minimum bid price requirement for continued listing on the NASDAQ Capital Market.

Although the reverse stock split allowed us to regain compliance with the minimum bid price requirement and prevent NASDAQ from delisting our common stock, it is possible that, even if an increased per-share price can be maintained, we may not be able to continue to satisfy the additional criteria for continued listing of our common stock set forth by NASDAQ. As of the date of issuance of this report, we were in compliance with all applicable continued listing requirements. However, we cannot assure you that we will be successful in continuing to meet all such requirements in the future.

Our common stock price has been volatile, which could result in substantial losses for stockholders.

Our common stock is currently traded on The NASDAQ Capital Market. We have in the past experienced, and may in the future experience, limited daily trading volume. The trading price of our common stock has been and may continue to be volatile. The market for technology companies, in particular, has at various times experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may significantly affect the trading price of our common stock, regardless of our actual operating performance. The trading price of our common stock could be affected by a number of factors, including, but not limited to, changes in expectations of our future performance, changes in estimates by securities analysts (or failure to meet such estimates), quarterly fluctuations in our sales and financial results and a variety of risk factors, including the ones described elsewhere in this report. Periods of volatility in the market price of a company’s securities sometimes result in securities class action litigation, which regardless of the merit of the claims, can be time-consuming, costly and divert management’s attention. In addition, if we needed to raise equity funds under adverse conditions, it would be difficult to sell a significant amount of our stock without causing a significant decline in the trading price of our stock.

Our executive officers, directors and principal stockholders have substantial influence over us.

As of March 25, 2013, our executive officers, directors and principal stockholders owning greater than 5% of our outstanding common stock together beneficially owned approximately 25.7% of the outstanding shares of common stock. As a result, these stockholders, acting together, may be able to exercise substantial influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may also have the effect of delaying or preventing a change in our control that may be viewed as beneficial by the other stockholders.

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

In June 2003, our board of directors adopted a stockholders rights plan. Pursuant to its terms, we have distributed a dividend of one right for each outstanding share of common stock. These rights cause substantial dilution to the ownership of a person or group that attempts to acquire us on terms not approved by our board of directors and may have the effect of deterring hostile takeover attempts. These provisions could discourage a future takeover attempt which individual stockholders might deem to be in their best interests or in which stockholders would receive a premium for their shares over current prices.

Delaware law may delay or prevent a change in control.

We are subject to the provisions of Section 203 of the Delaware General Corporation Law. These provisions prohibit large stockholders, in particular a stockholder owning 15% or more of the outstanding voting stock, from consummating a merger or combination with a corporation, unless this stockholder receives board approval for the transaction, or 66 2/3% of the shares of voting stock not owned by the stockholder approve the merger or transaction. These provisions could discourage a future takeover attempt which individual stockholders might deem to be in their best interests or in which stockholders would receive a premium for their shares over current prices.

Our stock price may decline if additional shares are sold in the market.

As of March 25, 2013, we had 2,897,809 shares of common stock outstanding, as adjusted for the 1-for-12 reverse stock split. All of our outstanding shares are currently available for sale in the public market, some of which are subject to volume and other limitations under the securities laws. Future sales of substantial amounts of shares of our common stock by our existing stockholders in the public market, or the perception that these sales could occur, may cause the market price of our common stock to decline. We may be required to issue additional shares upon exercise of previously granted options and warrants that are currently outstanding.

As of March 25, 2013, we had (i) 49.444 shares of common stock issuable upon the vesting of restricted stock units under our long-term incentive plan and other outstanding awards; and (ii) 207,396 shares were available for future issuance under our current long-term incentive plan, as adjusted for the 1-for-12 reverse stock split. We also had warrants outstanding to purchase 417 shares of common stock, as adjusted for the 1-for-12 reverse stock split. The vesting of outstanding restricted stock units could result in increased sales of our common stock in the market, which could exert significant downward pressure on our stock price. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price we deem appropriate.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on The NASDAQ Capital Market under the symbol “IGOI.” Effective January 28, 2013, we amended our Certificate of Incorporation to effect a reverse stock split of our common stock at a ratio of 1-for-12. The primary purpose of the reverse stock split was to increase the per-share market price of our common stock in order to maintain our listing on NASDAQ. The following sets forth, for the period indicated, the high and low sales prices for our common stock as reported by The NASDAQ Capital Market, as adjusted retroactively for the 1-for-12 reverse stock split.

	High	Low
Year Ended December 31, 2011
Quarter Ended March 31, 2011	$62.28	$30.72
Quarter Ended June 30, 2011	$38.28	$18.48
Quarter Ended September 30, 2011	$26.52	$13.20
Quarter Ended December 31, 2011	$17.76	$7.20
Year Ended December 31, 2012
Quarter Ended March 31, 2012	$15.00	$6.60
Quarter Ended June 30, 2012	$10.44	$4.80
Quarter Ended September 30, 2012	$7.20	$4.20
Quarter Ended December 31, 2012	$5.40	$2.76

As of March 25, 2013, there were 2,897,809 shares of our common stock outstanding held by approximately 199 holders of record. This figure does not include an estimate of the number of “street name” holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions. The last reported sale price of our common stock on The NASDAQ Capital Market on March 25, 2013 was $3.22 per share.

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

Issuer Purchases of Equity Securities

During the fourth quarter of 2012, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers,” of shares of our common stock.

Item 6. Selected Financial Data

The Company is a smaller reporting company under Rule 12b-2 of the Exchange Act and therefore is not required to provide the information set forth by Item 301 of Regulation S-K.

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

Overview

Our vision is to be a globally leading mobile accessories company by providing premium power solutions for laptop computers and electronic mobile devices that elevate the mobile consumer experience across all pursuits and passions. The mobile electronic device market changes rapidly as consumers increasingly integrate smartphones and tablets into their daily business and personal routines. Increased functionality and the ability to access and manage information remotely are driving the proliferation of mobile electronic devices and applications. The popularity of these devices is increasing due to reductions in size, weight and cost and improvements in functionality, storage capacity and reliability. Each of these devices needs to be powered and connected when in the home, in the office, or on the road, and can be accessorized, representing opportunities for one or more of our products.

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

Power

Power management, which remains our core product line, includes portable power, device power, and laptop power solutions. These products utilize our proprietary iGO Green® technology, which reduces energy consumption and almost completely eliminates standby power. We continually strive to bring to market high quality, uniquely differentiated power solutions that meet our customers’ needs and exceed their expectations.

Batteries

Through our relationship with Pure Energy, we are the exclusive marketer and distributor of Pure Energy’s patented rechargeable alkaline (RAMcell) batteries to retailers worldwide (excluding China) with non-exclusive distribution rights in Africa. RAMcell batteries are pre-charged and hold a charge for up to seven years. Approximately three billion single-use alkaline batteries are sold annually in the United States. RAMcell batteries provide users an environmentally friendly, cost-effective alternative to disposable alkaline batteries. We believe that RAMcell batteries and related battery chargers are complementary to our power-saving technology and contribute to lower levels of electronic waste

Audio

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

Recent Developments

As of January 28, 2013, we effected a 1-for-12 reverse stock split, primarily to increase the per-share market price of our common stock in order to maintain its listing on the NASDAQ Capital Market. As a result of the reverse stock split, each twelve shares of the Company’s common stock issued and outstanding immediately prior to the reverse stock split were automatically combined into one share of common stock. In addition, the number of shares of common stock underlying all outstanding equity awards, the number of shares available for issuance, and the exercise price, grant price or purchase price, as applicable, relating to any award under our stock plans, were proportionately adjusted based on the 1-for-12 split ratio in accordance with their terms. No fractional shares of common stock were issued in connection with the reverse stock split. Stockholders of record who otherwise would be entitled to receive fractional shares became entitled to a cash payment in lieu of any fractional shares. Unless otherwise noted, all share and per share amounts in this annual report have been retrospectively adjusted to reflect the reverse stock split.

On February 4, 2013, the Company announced that it had implemented a number of cost-savings initiatives that resulted in a reduction in its workforce and that are expected to reduce annual operating expenses.

On March 27, 2013, Texas Instruments terminated its agreement with iGO, Inc. to create an integrated circuit based on iGO Green technology, after multiple technical issues were encountered during the development process.

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

Our recognition of revenue from product sales to distributors, resellers and retailers, or the “retail and distribution channel,” is affected by agreements we have with certain customers giving them rights to return up to 15% of their prior quarter’s purchases, provided that the customer places a new order for an equal or greater dollar value of the amount returned. We also have agreements with certain customers that allow them to receive credit for subsequent price reductions, or “price protection.” At the time we recognize revenue related to these agreements, we reduce revenue for the gross sales value of estimated future returns, as well as our estimate of future price protection. We also reduce cost of revenue for the gross product cost of estimated future returns. We record an allowance for sales returns in the amount of the difference between the gross sales value and the cost of revenue as a reduction of accounts receivable. We also have agreements with certain customers that provide them with a 100% right of return prior to the ultimate sale to an end user of the product. Accordingly, we have recorded deferred revenue of $307,000 as of December 31, 2012 and $1,305,000 as of December 31, 2011, which we expect to recognize as revenue when the product is sold to the end user. Gross sales to the retail and distribution channel accounted for approximately 89% of revenue for the year ended December 31, 2012 and 86% of revenue for the year ended December 31, 2011.

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

In recent years, as a result of a combination of the factors described above, we have reduced our gross sales to reflect our estimated amounts of returns and price protection. It is possible that returns could increase rapidly and significantly in the future. Accordingly, estimating product returns requires significant judgment on the part of management. Slight differences in the assumptions management uses to estimate sales returns could have a material impact on our reported sales and thus could have a material impact on the presentation of the results of our operations.

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

Goodwill and Long-Lived Asset Valuation. We test goodwill for impairment on an annual basis as of October 1. The goodwill impairment evaluation process is based on both a discounted future cash flows approach and a market comparable approach. The discounted cash flows approach uses our estimates of future market growth rates, market share, revenue and costs, as well as appropriate discount rates. We evaluated goodwill for impairment as of October 1, 2011 and determined that recorded goodwill was impaired at that time. We test our recorded long-lived assets whenever events indicate the recorded intangible assets may be impaired. Our long-lived asset impairment approach is based on an undiscounted cash flows approach. As a result of the assessment of goodwill impairment at October 1, 2011, we tested long-lived assets for impairment at that time and determined some of these assets were impaired. As a result of the assessment of additional goodwill impairment at October 1, 2012, we tested long-lived assets for impairment at that time and determined all of these assets in connection with the acquisition of Aerial7 were impaired. We have recorded long-lived asset impairment charges in the past, and if we fail to achieve our assumed growth rates or assumed gross margin, we may incur additional charges for impairment in the future.

Investments. The Company assesses its long-term investments for other-than-temporary declines in value by considering various factors that include, among other things, events that may affect the creditworthiness of a security’s issuer, the length of time the security has been in a loss position, and the Company’s ability and intent to hold the security until a forecasted recovery of fair value.

Results of Operations

The following table sets forth certain consolidated financial data for the periods indicated expressed as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
Revenue	100.0%	100.0%	100.0%
Cost of revenue	82.3%	77.9%	66.8%

Gross profit	17.7%	22.1%	33.2%

Operating expenses:
Sales and marketing	17.5%	20.1%	18.0%
Research and development	7.4%	6.1%	3.5%
General and administrative	23.6%	20.2%	17.5%
Asset impairment	4.8%	5.9%	—

Total operating expenses	53.3%	52.3%	39.0%

Loss from operations	(35.6)%	(30.2)%	(5.8)%
Other income (expense):
Interest income, net	—	0.2%	0.4%
Gain on disposal of assets and other income (expense), net	(4.6)%	—	5.0%

Loss before income tax	(40.2)%	(30.0)%	(0.4)%
Income tax benefit	—	—	(2.3)%

Net income (loss)	(40.2)%	(30.0)%	1.9%

Comparison of Years Ended December 31, 2012, 2011, and 2010

Revenue. Revenue generally consists of sales of products, net of returns and allowances. To date, our revenues have come predominantly from our laptop chargers. The following table summarizes the year-over-year comparison of our consolidated revenue for the periods indicated (dollars in thousands):

Year	Annual Amount	Decrease from Prior Year	Percentage Change from Prior Year
2012	$29,876	(8,496)	(22.1)%
2011	38,372	(4,985)	(11.5)%
2010	43,357	(5,587)	(11.4)%

Following is a breakdown of revenue by significant account for the years ended December 31, 2012, 2011 and 2010 with corresponding dollar and percent changes (dollars in millions):

				Change from 2011 to 2012		Change from 2010 to 2011
	$ 2012	$ 2011	$ 2010	$ Change	% Change	$ Change	% Change
Walmart	8.3	8.0	7.5	0.3	3.8%	0.5	6.7%
RadioShack	3.8	3.8	14.7	—	—	(10.9)	(74.1)%
Belkin	0.8	2.5	3.0	(1.7)	(67.9)%	(0.5)	(16.7)%
Office Depot	0.7	—	—	0.7	100.0%	—	—
All other customers	16.3	24.1	18.2	(7.8)	(32.3)%	5.9	32.4%

	29.9	38.4	43.4	(8.5)	(22.1)%	(5.0)	(11.5)%

The 2012 decrease in revenue was primarily due to declines in sales volume of power products to Belkin and all other customers combined with a decline in average selling price for power products to Wal-Mart, partially offset by an increase in sales volume to Wal-Mart. The decline in sales to all other customers is primarily attributable to lower sales of power products in international markets and the wireless carrier channel, as well as a decrease in the audio and protection product lines which contributed $2.5 million to revenue for the year ended December 31, 2012, compared to $5.4 million for the year ended December 31, 2011. The decrease in power product revenue was also partially offset by an increase in sales of batteries of $467,000 to $2.2 million for the year ended December 31, 2012, compared to $1.8 million for the year ended December 31, 2011 primarily due to increased distribution in Europe and North America.

The 2011 decrease in revenue was primarily due to the decreases in sales to RadioShack and Belkin, as indicated in the table above, as a result of a shift in RadioShack’s retail strategy to place greater emphasis on its own private label brands during 2011. This decrease in revenue was partially offset by the addition of battery, audio and protection product lines as a result of Adapt and Aerial7 acquisitions in the second half of 2010 and the establishment of our Pure Energy relationship in the first quarter of 2011, combined with increases in sales to Wal-Mart as indicated in the table above. The battery, audio and protection product lines contributed $7.2 million to revenue for the year ended December 31, 2011, compared to $892,000 for the year ended December 31, 2010, and the corresponding revenue is included in the table above under the caption “All other customers”.

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

Cost of revenue:

Year	Annual Amount	Increase/ (Decrease) from Prior Year	Percentage Change from Prior Year
2012	$24,593	(5,310)	(17.8)%
2011	29,903	956	3.3%
2010	28,947	(4,829)	(14.3)%

Gross profit and gross margin:

Year	Gross Profit	Gross Margin	Decrease in gross profit from Prior Year	Percentage Change from Prior Year
2012	$5,283	17.7%	$(3,186)	(37.6)%
2011	8,469	22.1%	$(5,941)	(41.2)%
2010	14,410	33.2%	(758)	(5.0)%

The 2012 decrease in cost of revenue and corresponding decrease in gross margin for the year ended December 31, 2012 compared to the year ended December 31, 2011 were primarily due to the decline in overall sales, shift in product mix, and decline in average selling prices to Wal-Mart and other customers. Labor and overhead expenses decreased by $1.5 million to $5.1 million, or 17.1% of revenue, for the year ended December 31, 2012, compared to $6.6 million, or 17.2% of revenue, for the year ended December 31, 2011. The decrease in labor and overhead costs during 2012 was primarily due to decreases of $599,000 in third-party logistics costs, $384,000 in allowances for excess and obsolete inventory, $703,000 in offsite labor and supplies, and $181,000 in cycle count adjustments. Despite the decrease in labor and overhead costs, total cost of revenue as a percentage of revenue increased to 82.3% for the year ended December 31, 2012, from 77.9% for the year ended December 31, 2011, primarily due to the decline in overall sales and the fixed nature of certain of our costs. The decline in gross margin is primarily due to the decline in selling price relating to power products, audio and other accessories.

The 2011 increase in cost of revenue and corresponding decrease in gross margin were due primarily to a decrease in average direct margin, which excludes labor and overhead costs, to 39.4% for the year ended December 31, 2011 compared to 47.1% for the year ended December 31, 2010, as a result of increased product costs, reduced sales prices and shifts in product mix. Also contributing to the increase in cost of revenue and the corresponding decrease in gross margin was an increase in labor and overhead costs, which are mostly fixed, of $626,000, or 10.4% to $6.6 million for the year ended December 31, 2011, compared to $6.0 million for the year ended December 31, 2010. The increase in labor and overhead costs during 2011 was primarily due to increases of $375,000 in third-party logistics costs, $270,000 in allowances for excess and obsolete inventory, and $136,000 in cycle count adjustments. As a result of these factors, cost of revenue, as a percentage of revenue, increased to 77.9% for the year ended December 31, 2011, from 66.8% for the year ended December 31, 2010.

Sales and marketing. Sales and marketing expenses generally consist of salaries, commissions and other personnel-related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. The following table summarizes the year-over-year comparison of our sales and marketing expenses for the periods indicated (dollars in thousands):

Year	Annual Amount	Increase/ (Decrease) from Prior Year	Percentage Change from Prior Year
2012	$5,233	(2,462)	(32.0)%
2011	7,695	(110)	(1.4)%
2010	7,805	1,052	15.6%

The 2012 decrease in sales and marketing expenses primarily resulted from decreases in advertising, market research, and personnel-related expenses. Specifically, marketing, advertising and promotional expenses decreased $1.1 million or 52.4%, to $1.0 million for the year ended December 31, 2012, compared to $2.1 million for the year ended December 31, 2011. In addition, there was a decrease in personnel-related and consulting expenses of $860,000, or 19.3%, to $3.6 million for the year ended December 31, 2012, compared to $4.5 million for the year ended December 31, 2011. As a percentage of revenue, sales and marketing expenses decreased to 17.5% for the year ended December 31, 2012 from 20.1% for the year ended December 31, 2011.

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

Research and development. Research and development expenses consist primarily of salaries and personnel-related costs, outside consulting, lab costs and travel-related costs of our product development group. The following table summarizes the year-over-year comparison of our research and development expenses for the periods indicated (dollars in thousands):

Year	Annual Amount	Increase/ (Decrease) from Prior Year	Percentage Change from Prior Year
2012	$2,218	(140)	(5.9)%
2011	2,358	833	54.6%
2010	1,525	(425)	(21.8)%

The decrease in research and development expenses in 2012 resulted primarily from the decreases of approximately $68,000 in personnel-related expenses, or 4.2% to $1.5 million for the year ended December 31, 2012, compared to $1.6 million for the year ended December 31, 2011. Non-recurring engineering expenses decreased by $83,000, or 32.4% to $174,000 for the year ended December 31, 2012, compared to $257,000 for the year ended December 31,2011, primarily due to continued delay in the development of our power-saving microchip with Texas Instruments, a project that was terminated by Texas Instruments on March 27, 2013. Professional consulting expenses decreased by $46,000, or 29.3% to $111,000 for the year ended December 31, 2012, compared to $157,000 for the year ended December 31, 2011. As a percentage of revenue, research and development expenses increased to 7.4% for the year ended December 31, 2012 from 6.1% for the year ended December 31, 2011.

The increase in research and development expenses in 2011 resulted primarily from the increases of approximately $556,000 in personnel-related expenses, or 51.8% to $1.6 million for the year ended December 31, 2011, compared to $1.1 million for the year ended December 30, 2010, primarily due to the addition of personnel from the Adapt and Aerial7 acquisitions and severance payments associated with a reduction in personnel. Non-recurring engineering expenses increased by $221,000, or 604.1% to $257,000 for the year ended December 31, 2011, compared to $36,000 for the year ended December 31,2010, primarily due to the development of our power-saving microchip with Texas Instruments, a project that was terminated by Texas Instruments on March 27, 2013. Professional consulting expenses increased by $62,000, or 65.8% to $157,000 for the year ended December 31, 2011, compared to $95,000 for the year ended December 31, 2010. As a percentage of revenue, research and development expenses increased to 6.1% for the year ended December 31, 2011 from 3.5% for the year ended December 31, 2010.

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

Year	Annual Amount	Increase/ (Decrease) from Prior Year	Percentage Change from Prior Year
2012	$7,046	(707)	(9.1)%
2011	7,753	159	2.1%
2010	7,594	(309)	(3.9)%

The 2012 decrease in general and administrative expenses resulted from decreases in equity compensation and amortization expenses of approximately $403,000, or 12.6%, to $2.8 million for the year ended December 31, 2012, compared to $3.2 million for the year ended December 31, 2011, primarily due to a reduction in staffing during 2012. In addition, there was a decrease in personnel-related expenses of approximately $258,000, or 16.1%, to $1.4 million for the year ended December 31, 2012, compared to $1.6 million for the year ended December 31, 2011, which was partially offset by an increase in consulting and legal professional fees of approximately $314,000, or 70.2%, to $762,000 for the year ended December 31, 2012, compared to $448,000 for the year ended December 31, 2011. General and administrative expenses, as a percentage of revenue increased to 23.6% for the year ended December 31, 2012, from 20.2% for the year ended December 31, 2011.

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

Asset impairment. Asset impairment expense consists of expenses associated with impairment write-downs of goodwill and amortizable intangible assets. As of October 1, 2012, our annual impairment testing date, as a result of a significant decline the fair value of the Aerial7 reporting unit, we determined goodwill in the amount of $285,000 related to our 2010 acquisition of Aerial7 was impaired. In conjunction with the goodwill impairment, we determined a triggering event had occurred that caused us to evaluate amortizable assets related to Aerial7 for impairment. Based on lower-than-anticipated sales of audio products, we determined amortizable intangible assets with a remaining net book value of $1,158,000 related to Adapt were impaired. As of October 1, 2011, our annual impairment testing date, as a result of a significant decline in our overall market capitalization, we determined goodwill in the amount of $269,000 related to our 2010 acquisition of Adapt Mobile and $1.4 million related to our 2010 acquisition of Aerial7 was impaired. In conjunction with the goodwill impairment, we determined a triggering event had occurred that caused us to evaluate amortizable assets related to Adapt and Aerial7 for impairment. Based on lower-than-anticipated sales of protection products, we determined amortizable intangible assets with a remaining net book value of $579,000 related to Adapt were impaired. We determined the amortizable intangible assets recorded in connection with the Aerial7 acquisition were not impaired. A total asset impairment charge of $2.3 million related to the impairment of goodwill and amortizable intangible assets was recorded for the year ended December 31, 2011. We also evaluated goodwill for impairment as of October 1, 2010, and determined goodwill was not impaired as of that date. Accordingly, no asset impairment charge was recorded for the year ended December 31, 2010.

Interest income, net. Interest income, net consists primarily of interest earned on our cash balances and short-term investments. The following table summarizes the year-over-year comparison of interest income, net for the periods indicated (dollars in thousands):

Year	Annual Amount	Increase/ (Decrease) from Prior Year	Percentage Change from Prior Year
2012	$12	(50)	(80.6)%
2011	62	(109)	(63.7)%
2010	171	(64)	(27.2)%

The 2012 decrease in interest income was primarily due to decreased short-term investment balances during 2012 due to usage of those investments to fund operating losses and working capital requirements. The 2011 decrease in interest income was primarily due to collection in full of notes receivable during 2010 and decreased short-term investment balances during 2011 due to usage of those investments to fund operating losses and working capital requirements. The average yield on our cash and short-term investments at December 31, 2012 was less than 1%, consistent with the average yield in 2011. The 2010 decrease in interest income was primarily due to the use of cash to fund acquisitions.

Gain (loss) on disposal of assets and other income (expense), net. Gain (loss) on disposal of assets and other income, net consists of the net proceeds received from the disposal of assets, less the remaining net book value of the disposed assets and other income in connection with the collection of notes receivable that had been previously deferred in connection with the sale of the assets of our handheld software and hardware product lines. The following table summarizes the year-over-year comparison of gain on disposal of assets for the periods indicated (dollars in thousands):

Year	Annual Amount	Increase/ (Decrease) from Prior Year	Percentage Change from Prior Year
2012	$(218)	$(224)	N/A
2011	$6	$(2,170)	(99.7)%
2010	2,176	1,670	330.0%

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

Other-than-temporary impairment of long-term investments. The 2012 loss of ($1,161,000) was due to the recognition of other-than-temporary impairment charges related to long term investment securities discussed in Note 6 to the consolidated financial statements.

Income taxes. Based on historical operating losses and projections for future taxable income, it is more likely than not that we will not fully realize the benefits of the net operating loss carryforwards. We have not, therefore, recorded a tax benefit from our net operating loss carryforwards for the year ended December 31, 2012, which at December 31, 2012 were $173.7 million for federal purposes.

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

Operating Outlook

We have historically generated the majority of our revenue from the sale of chargers for laptops. However, consumers are increasingly using smartphones and tablets as their primary mobile electronic devices. As a result of this shift, we have seen increased competition and a decline in demand for our power products from our traditional customer base. For example, during 2012, we faced increased competition from retail customers who began offering traditional power products under their own private-label brands, including RadioShack. Although we have expanded our offering of products beyond our traditional power products to include a variety of accessories to support the increased utilization of smartphones and tablets, including audio, protection, and battery products, the revenue generated from the sales of these products has not yet offset the decline in revenue from historical sales of our traditional power products.

In order to grow our business and enhance stockholder value, we believe it is necessary to continue to expand both our product portfolio and our customer base within the electronics accessory space, while continuing to reduce expenses associated with other product categories. We currently plan that the initiatives will consist of internal product development, sourcing products from third-parties, joint marketing ventures, product bundling, and licensing opportunities. We also have initiatives to expand our distribution beyond consumer retail with the intent to sell products into the enterprise, government and education channels. All of these initiatives are designed to leverage the inherent strengths of our business, most notably, our strong balance sheet, our compelling portfolio of intellectual property, and our established brand and relationships with major retailers. As we continue to execute on this vision, we believe we can improve our ability to drive higher levels of revenue and earnings, which will ultimately have a positive impact on value creation for our stockholders.

We continue to see increases in component costs from our primary Asian suppliers combined with pricing pressure from our customers, most notably from Wal-Mart. However, we expect the cost and price pressures will be partially offset by expected increased operating efficiency and increases in revenue. As a result, we expect gross margins to remain substantially the same in 2013 compared to 2012.

Liquidity and Capital Resources

Cash and Cash Flow. Our available cash and cash equivalents are held in bank deposits and money market funds in the United States and in the United Kingdom. Our intent is that the cash balances in the United Kingdom, $91,000 at December 31, 2012, will remain there for future growth and investments, and we will meet any liquidity requirements in the United States through ongoing cash flows, cash on hand, external financing, or both. We actively monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal while secondarily maximizing yield on those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities. To date, we have experienced no material loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets or liquidity requirements to fund our operations.

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

A primary use of cash has been to fund operating losses and working capital needs of our business, which we expect to continue in 2013. Some of our new suppliers of batteries, protection and audio products have been unwilling to extend trade credit to us on the same terms and conditions as our power product suppliers have historically done. As a result, we are required to pay for purchases of inventory of these products in advance of the related sale of these products, which has increased our use of cash to support the working capital required to effectively operate our business. Historically, our primary sources of liquidity have been funds provided by the sale of intellectual property assets. We cannot assure you that this source will be available to us in the future.

We currently do not maintain a credit facility with a bank. However, we may attempt to access this source of financing, to the extent available, at some point in the future.

The following table sets forth for the period presented certain consolidated cash flow information (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net cash used in operating activities	$4,247	$(6,673)	$(3,582)
Net cash provided by (used in) investing activities	2,204	7,331	(6,214)
Net cash provided by financing activities	—	—	—
Foreign currency exchange impact on cash flow	(18)	(310)	(37)

Increase (decrease) in cash and cash equivalents	$(2,061)	$348	$(9,833)

Cash and cash equivalents at beginning of period	$10,290	$9,942	$19,775

Cash and cash equivalents at end of period	$8,229	$10,290	$9,942

•

Net cash provided by (used in) operating activities. Cash was used in operating activities for the year ended December 31, 2012 to fund the working capital needs of our business, including inventory purchases. We expect to continue to use cash in operating activities in 2013 to fund our working capital needs. Our consolidated cash flow operating metrics are as follows:

	Year Ended December 31,
	2012	2011	2010
Days outstanding in ending accounts receivable (“DSOs”)	44	55	73
Inventory turns	3	3	4

•

The decrease in DSOs at December 31, 2012 compared to December 31, 2011 was primarily due to decrease in sales to RadioShack, which generally requires longer payment terms. We expect DSOs in 2013 will remain consistent with 2012. The inventory turnover at December 31, 2012 was unchanged compared to December 31, 2011as the overall decline in revenue was offset by a reduction in average inventory. We expect to manage inventory growth during 2013 and we anticipate inventory turns for 2013 to remain consistent with 2012 inventory turns.

•

The decrease in DSOs at December 31, 2011 compared to December 31, 2010 was primarily due to the decrease in sales to RadioShack, which generally requires longer payment terms. The decrease in inventory turns also was primarily due to the decline in revenue from sales to RadioShack, for whom we hold no inventory.

•

Net cash provided by (used in) investing activities. For the year ended December 31, 2012, net cash was generated by investing activities primarily as a result of the sale of short-term investments (net of purchases), partially offset by our purchase of property and equipment. For the year ended December 31, 2011, net cash was generated by investing activities primarily as a result of the sale of short-term investments (net of purchases), partially offset by our investments in Pure Energy Visions Corporation (“Pure Energy Visions”), which is a stockholder of Pure Energy.

•

Net cash from financing activities. We had no financing activities in 2012, 2011 or 2010. We expect cash and investments on hand to be sufficient to support ongoing operations and, therefore, do not expect to need additional financing. In the future, we may use cash to repurchase outstanding shares of our common stock.

Investments. At December 31, 2012, our investments in marketable securities included one issuance of corporate common stock, one corporate debenture, and one municipal mutual fund with an aggregate fair value of approximately $2.2 million.

In June 2011, we made an investment in Pure Energy, in which we received 2,142,858 shares of Pure Energy Visions common stock at a price per share equal to $0.286, and an interest-free convertible secured debenture having a one-year repayment term that converts into an additional 2,142,858 shares of Pure Energy Visions common stock in lieu of repayment either upon the achievement of certain business goals or earlier at our discretion. We concluded, however, that unrealized losses on our long-term investments were other-than-temporary and, therefore, recorded impairment charges of $1.2 million during the year ended December 31, 2012 to reflect the amortized cost of the securities at fair value of $0.1 million at December 31, 2012.

We believe we have the ability to hold all marketable debt securities to maturity. However, we may dispose of debt securities prior to their scheduled maturity due to changes in interest rates, prepayments, tax and credit considerations, liquidity or regulatory capital requirements, or other similar factors. As a result, we classify all marketable securities as available-for-sale. These securities are reported at fair value based on third-party broker statements, which represents level 2 in the fair value hierarchy set forth by the Financial Accounting Standards Board (“FASB”) in Accounting Standards Codification 820—Fair Value Measurements and Disclosures. Our investment in Pure Energy is reported at fair value based on a quoted market price, which represents level 1 in the FASB’s fair value hierarchy. Accordingly, unrealized gains and losses related to these investments are reported in equity as a separate component of accumulated other comprehensive income (loss).

Contractual Obligations. In our day-to-day business activities, we incur certain commitments to make future payments under contracts such as operating leases and purchase orders. Maturities under these contracts are set forth in the following table as of December 31, 2012 (dollars in thousands):

	Payment due by Period
	2013	2014	2015	2016	2017	More than 5 years
Operating lease obligations	$463	$83
Inventory purchase obligations	$1,701		$—	$—	$—	$—

Totals	$2,164	$83	$—	$—	$—	$—

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

Net Operating Loss Carryforwards. As of December 31, 2012, we had approximately $173.7 million of federal net operating loss carryforwards which expire at various dates. We anticipate that the sale of common stock in our initial public offering and in subsequent private offerings, as well as the issuance of our common stock for acquisitions, coupled with prior sales of common stock could cause an annual limitation on the use of our net operating loss carryforwards pursuant to the change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended. This limitation is expected to have a material effect on the timing of and our ability to use the net operating loss carryforwards in the future. Additionally, our ability to use the net operating loss carry-forwards is dependent upon our level of future profitability, which cannot be determined.

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

Recent Accounting Pronouncements

See Note 2(t) to our consolidated financial statements for a summary of recently issued accounting pronouncements.

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

See “Liquidity and Capital Resources” for further discussion of our capital structure. Market risk, calculated as the potential change in fair value of our cash equivalents and short-term investments resulting from a hypothetical 1.0% (100 basis point) change in interest rates, was not material at December 31, 2012.

Item 8. Financial Statements and Supplementary Data

IGO, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

iGo, Inc.:

We have audited the accompanying consolidated balance sheet of iGo, Inc. and subsidiaries (the Company) as of December 31, 2012 and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iGo, Inc. and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

(signed) Moss Adams LLP

Phoenix, Arizona

April 1, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

iGo, Inc.:

We have audited the accompanying consolidated balance sheet of iGo, Inc. and subsidiaries (the Company) as of December 31, 2011, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iGo, Inc. and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, as of January 1, 2010, the Company adopted the provisions of ASU 2009-17, which changed the accounting and reporting for variable interest entities.

(signed) KPMG LLP

Phoenix, Arizona

March 27, 2012, except for the effect of the reverse stock split disclosed in Note 1, as to which the date is April 1, 2013

IGO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$8,229	$10,290
Short-term investments	2,129	4,890
Accounts receivable, net	4,131	5,813
Inventories	8,376	11,177
Prepaid expenses and other current assets	336	540

Total current assets	23,201	32,710
Property and equipment, net	445	587
Goodwill	—	285
Intangible assets, net	1,001	3,116
Long-term investments	60	420
Other assets	158	160

Total assets	$24,865	$37,278

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$2,698	$4,150
Accrued expenses and other current liabilities	796	956
Deferred revenue	307	1,305

Total liabilities	3,801	6,411
Stockholders’ Equity:
Common stock, $ .01 par value; authorized 90,000,000 shares; 2,896,925 and 2,811,801 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	29	28
Additional paid-in capital	175,177	173,762
Accumulated deficit	(153,934)	(141,910)
Accumulated other comprehensive loss	(208)	(1,013)

Total equity	21,064	30,867

Total liabilities and stockholders’ equity	$24,865	$37,278

See accompanying notes to consolidated financial statements.

IGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenue	$29,876	$38,372	$43,357
Cost of revenue	24,593	29,903	28,947

Gross profit	5,283	8,469	14,410

Operating expenses:
Sales and marketing	5,233	7,695	7,805
Research and development	2,218	2,358	1,525
General and administrative	7,046	7,753	7,594
Asset impairment	1,443	2,260	—

Total operating expenses	15,940	20,066	16,924

Loss from operations	(10,657)	(11,597)	(2,514)
Other income, net:
Interest income, net	12	62	171
Other-than-temporary impairment of long-term investments	(1,161)	—	—
Gain on disposal of assets and other income (expense), net	(218)	6	2,176

Loss before income tax	(12,024)	(11,529)	(167)
Income tax benefit	—	—	(1,002)

Net Income (loss)	$(12,024)	$(11,529)	$835

Net income (loss) attributable to iGo, Inc. per share:
Basic	$(4.22)	$(4.14)	$0.31

Diluted	$(4.22)	$(4.14)	$0.29

Weighted average common shares outstanding:
Basic	2,852	2,784	2,731

Diluted	2,852	2,784	2,923

Other comprehensive income (loss):
Reclassification adjustment for losses included in net income	1,166	—	—
Unrealized gain (loss) on available for sale of investments	(343)	(812)	6
Foreign currency translation adjustments	(18)	(310)	(37)

Total comprehensive loss	$(11,219)	$(12,651)	$804

See accompanying notes to consolidated financial statements.

IGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Net Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2009 as recast	2,700,961	27	$171,331	$(131,216)	$140	$40,282
Issuance of stock awards	40,197	—	(266)	—	—	(266)
Amortization of deferred compensation	—	—	1,478		—	1,478
Other comprehensive loss					(31)	(31)
Net income	—	—	—	835	—	835

Balances at December 31, 2010	2,741,158	27	172,543	(130,381)	109	42,298
Issuance of stock awards	70,643	1	(605)	—	—	(604)
Amortization of deferred compensation	—	—	1,824	—	—	1,824
Other comprehensive loss					(1,122)	(1,122)
Net loss	—	—	—	(11,529)	—	(11,529)

Balances at December 31, 2011	2,811,801	28	173,762	(141,910)	(1,013)	30,867
Issuance of stock awards	85,124	1	(183)			(182)
Amortization of deferred compensation			1,598			1,598
Other comprehensive income					805	805
Net loss				(12,024)		(12,024)

Balances at December 31, 2012	2,896,925	$29	$175,177	$(153,934)	$(208)	$21,064

See accompanying notes to consolidated financial statements.

IGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net (loss) income	$(12,024)	$(11,529)	$835
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts and sales returns and credits	1,367	1,243	360
Depreciation and amortization	1,674	1,806	1,573
Amortization of deferred compensation	1,598	1,824	1,478
Other-than-temporary impairment charges	1,166	—	—
Loss on disposal of assets	—	34	—
Impairment of goodwill	285	1,681	—
Impairment of intangible assets	1,158	579	—
Deferred taxes	—	—	(1,002)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	316	1,564	(3,542)
Inventories	2,801	(870)	(4,022)
Prepaid expenses and other assets	204	(937)	(581)
Accounts payable	(1,452)	(516)	724
Accrued expenses and other current liabilities	(1,340)	(1,552)	595

Net cash used in operating activities	(4,247)	(6,673)	(3,582)

Cash flows from investing activities:
Purchase of property and equipment	(279)	(372)	(280)
Purchase of intangibles	(296)	(706)	—
Purchase of short-term investments	—	(5,732)	(17,078)
Sale of short-term investments	2,779	15,367	15,329
Purchase of long-term investments	—	(1,226)	—
Cash paid for acquisitions, net	—	—	(4,185)

Net cash provided by investing activities	2,204	7,331	(6,214)

Cash flows from financing activities:
Net cash provided by financing activities	—	—	—

Effects of exchange rate changes on cash and cash equivalents	(18)	(310)	(37)

Net decrease in cash and cash equivalents	(2,061)	348	(9,833)
Cash and cash equivalents, beginning of period	10,290	9,942	19,775

Cash and cash equivalents, end of period	$8,229	$10,290	$9,942

Supplemental disclosure of cash flow information:
Issuance of restricted stock units for deferred compensation to employees and board members during 2012, 2011, and 2010 respectively	$114	$2,076	$2,817

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

Effective January 28, 2013, the Company amended its Certificate of Incorporation to effect a reverse stock split of common stock at a ratio of 1-for-12. Accordingly, common stock and per share information have been retroactively restated in these financial statements to reflect the reverse-stock split.

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

(c) Revenue Recognition

The Company recognizes net revenue when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title and acceptance, if applicable, as well as fixed pricing and probable collectability. Revenue from product sales is recognized upon shipment and transfer of ownership from the Company or contract manufacturer to the customer, unless the customer has full right of return, in which case revenue is deferred until either the product has sold through to the end user or a reasonable estimate of returns can be made. Allowances for sales returns and credits are provided for in the same period the related sales are recorded. Should the actual return or sales credit rates differ from the Company’s estimates, revisions to the estimated allowance for sales returns and credits may be required.

Shipping and handling costs are included in cost of revenues. We do not bill customers for freight.

(d) Advertising costs

The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2012 and 2011 were $123,016 and $439,933 respectively.

(e) Cash and Cash Equivalents

All short-term investments purchased with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents include cash on hand and amounts on deposit with financial institutions.

(f) Investments

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

(g) Accounts Receivable

Accounts receivable consist of trade receivables from customers. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The allowance is assessed on a regular basis by management and is based upon management’s periodic review of the collectability of the receivables with respect to historical experience. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company also maintains an allowance for sales returns and credits in the amount of the difference between the sales price and the cost of revenue based on management’s periodic review and estimate of returns. Should the actual return or sales credit rates differ from the Company’s estimates, revisions to the estimated allowance for sales returns and credits may be required.

(h) Inventories

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

(i) Property and Equipment

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

(k) Goodwill

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

(n) Net Income (Loss) per Common Share

Basic income (loss) per share is computed by dividing income (loss) by the weighted-average number of common shares outstanding for the period, as adjusted for the 1-for-12 reverse stock split. Diluted income (loss) per share reflects the potential dilution that could occur if securities or contracts to issue common stock were exercised or converted to common stock or resulted in the issuance of common stock that then shared in the earnings or loss of the Company. For 2012 and 2011, the assumed exercise of outstanding stock options and warrants and the impact of restricted stock units have been excluded from the calculations of diluted net loss per share as their effect is anti-dilutive.

(o) Share-based Compensation

The Company measures all share-based payments to employees at fair value and records expense in the consolidated statement of operations over the requisite service period (generally the vesting period).

(p) Fair Value of Financial Instruments

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

(s) Segment Reporting

The Company is engaged in the business of selling accessories for computers and mobile electronic devices and operates a single business segment.

(t) Recently Issued Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU No. 2012-02”), which allows entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU No. 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test. Otherwise, the quantitative impairment test is not required. ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We will adopt this guidance for the fiscal year ending December 31, 2013 and we do not expect the adoption will have a material impact on our financial position, results of operations or cash flows.

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income. The amended guidance eliminates one of the presentation options provided by current U.S. GAAP, that is to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, it gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance will be effective for reporting periods beginning after December 15, 2011 and will be applied retrospectively. The Company has adopted this guidance during 2012.

In February 2013, the FASB issued guidance that requires entities to present information about reclassification adjustments from accumulated other comprehensive income in their financial statements or footnotes. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2012. We will adopt this guidance for the fiscal quarter ended March 31, 2013. We do not expect the adoption to have a material impact on our consolidated financial statements.

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

(u) Subsequent events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. We recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing the financial statements. Our financial statements do not recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued.

(3) Mission Deconsolidation

In April 2007, the Company sold the assets of its expansion and docking business to Mission Technology Group, Inc. (“Mission”), an entity that was formed by a former officer of the Company, in exchange for $3,930,000 of notes receivable and a 15% common equity interest in Mission. Effective January 1, 2010, upon the adoption of ASU 2009-17, the Company determined that, although Mission is a VIE, the Company is no longer the primary beneficiary of Mission, as the Company did not, and does not, have the power to direct the activities that most significantly impact the economic performance of Mission.

As a result, as of January 1, 2010, the Company no longer consolidates the results of Mission and has removed the results of Mission from the presentation of historical financial information in this filing, and the balances of the statement of stockholders’ equity and comprehensive income (loss) at December 31, 2009 have been recast to give effect to the removal of Mission from the accompanying consolidated financial statements.

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

(4) Acquisitions

(a) Adapt

On August 6, 2010, the Company acquired for cash all of the outstanding stock of Adapt, a company headquartered in London, England. The purchase price for the Adapt common stock was $900,000. As part of the acquisition, the Company entered into three year employment agreements with the three founders and key employees of Adapt. Each of these three key employees received grants of 16,667 restricted stock units (“RSUs”), as adjusted for the 1-for-12 reverse stock split, that vested 33% on August 6, 2011 and 33% on August 6, 2012.The remaining 34% will vest on August 6, 2013.

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

The allocation of total consideration to the assets acquired and liabilities assumed based on the estimated fair value of Adapt was as follows (dollars in thousands):

		Estimated Life
Tangible asset acquired	$191
Intangible assets acquired
Customer relationships	720	5 years
Non-compete agreements	80	3 years
Trade name	40	3 years
Goodwill	269	Indefinite

	1,300
Liabilities assumed	(173)
Deferred tax liability, net	(227)

Total considerations	$900

Customer relationships relates to Adapt’s existing customer base, valued based on projected discounted cash flows generated from customers in place. The employment agreements with the three founders of Adapt contain non-compete provisions to protect the Company. The non-compete agreements were valued based on the assumption that absent the agreements, Adapt’s business enterprise value would be decreased. Trade name relates to the Adapt trade name. The value of the trade name was estimated by capitalizing the estimated profits saved as a result of acquiring or licensing the asset. The intangible assets acquired are amortized on a straight-line basis over their estimated useful lives. The goodwill associated with the acquisition is not subject to amortization and is not expected to be deductible for income tax purposes. The deferred tax liability relates to the acquired intangible assets which are also not expected to be deductible for income tax purposes. As the deferred tax assets of the Company, net of deferred tax liabilities are fully valued at zero, the impact of recording this deferred tax liability resulted in a release of a portion of the Company’s deferred tax asset valuation allowance, and is recorded as income tax benefit for the year ended December 31, 2010.

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

As part of the Merger, the Company entered into employment agreements with a three year term with the three founders and key employees of Aerial7. Each of these three key employees received grants of 12,500 RSUs that vest in equal annual installments of 4,167 RSUs, as adjusted for the 1-for-12 reverse stock split, with the first vesting event occurring on October 7, 2011, the second vesting event occurring on October 7, 2012 and the remaining vesting event scheduled to occur on October 7, 2013. On January 15, 2013, one of the three key employees departed the Company, resulting in the acceleration of a pro-rata portion of the RSUs that were unvested at the time of his departure.

The acquisition of Aerial7 expands the Company’s line of accessories for portable computers, tablets, smartphones and other portable media devices. Aerial7 headphones combine acoustic technology with fashionable design. Aerial7 offers a wide range of styles and features that turn headphones from just a functional accessory to a fashion statement that allows consumers to express their unique and personal style. Aerial7’s headphones are sold through fashion, action sports and professional audio retailers both domestically and internationally.

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

The allocation of total consideration to the assets acquired and liabilities assumed based on the estimated fair value of Aerial7 was as follows (dollars in thousands):

		Estimated Life
Tangible asset acquired	$462
Intangible assets acquired
Customer relationships	830	5 years
Non-compete agreements	90	3 years
Trade name	170	3 years
Proprietary processes	850	5 years
In process research and development	220	Indefinite
Goodwill	1,697	Indefinite

	4,319
Liabilities assumed	(229)
Deferred tax liability, net	(775)

Total considerations	$3,315

Customer relationships relates to Aerial7’s existing customer base, valued based on projected discounted cash flows generated from customers in place. The employment agreements with the three founders of Aerial7 contain non-compete provisions to protect the Company. The non-compete agreements were valued based on the assumption that absent the agreements, the Aerial7’s business enterprise value would be decreased. Trade name relates to the Aerial7 trade name. The value of the trade name was estimated by capitalizing the estimated profits saved as a result of acquiring or licensing the asset. The proprietary processes and in process research and development were valued utilizing the excess earnings method of estimated future discounted cash flows. The amortizable intangible assets acquired are amortized on a straight-line basis over their estimated useful lives. The Company periodically evaluates the recoverability of the non-amortizable intangible asset and takes into account events or circumstances that indicate that an impairment exists. During 2011, the Company released product to the market related to the in process research and development acquired during 2010. Accordingly, the Company reclassified in process research and development to proprietary processes and began amortizing this intangible asset over an estimated five year useful life. The goodwill associated with the acquisition is not subject to amortization and is not expected to be deductible for income tax purposes. The deferred tax liability relates to the acquired intangible assets which are also not expected to be deductible for income tax purposes. As the deferred tax assets of the Company, net of deferred tax liabilities are fully valued at zero, the impact of recording this deferred tax liability resulted in a release of a portion of the Company’s deferred tax asset valuation allowance, and is recorded as income tax benefit for the year ended December 31, 2010.

The consolidated financial statements as of December 31, 2010 include the accounts of Aerial7 and results of operations since the dates of acquisition. The following summary, prepared on a pro forma basis, as adjusted for the 1-for-12 reverse stock split, presents the results of operations as if the acquisition had occurred on January 1, 2010 (unaudited dollars in thousands, except per share data).

Year ended December 31, 2010
Net revenue	$44,676
Net loss	$(577)
Net loss per share—basic	$(0.21)
Net loss per share—diluted	$(0.20)

The pro forma results are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of 2010 or as a projection of future results.

(5) Fair Value Measurement

As of December 31, 2012, the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis are comprised of overnight money market funds and investments in marketable securities.

The Company invests excess cash from its operating cash accounts in overnight money market funds and reflects these amounts within cash and cash equivalents on the consolidated balance sheet at a net value of 1:1 for each dollar invested.

We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1—Quoted prices in active markets for identical assets or liabilities;

•	Level 2—Quoted prices for similar assets or liabilities in active markets or inputs that are observable; and

•	Level 3—Inputs that are unobservable

At December 31, 2012 and 2011, investments in marketable securities totaling $2,129,000 and $4,890,000, respectively, are classified as short-term investments on the consolidated balance sheets. These investments are considered available-for-sale securities and are reported at fair value based on the net asset value as reported by the fund manager, which qualifies as level 2 in the fair value hierarchy. At December 31, 2012, investments in marketable securities totaling $60,000 are classified as long-term investments on the consolidated balance sheet. In December 2012, the securities ceased trading in an active market. These investments are considered available-for-sale securities and are reported at fair value based on the most recent available trading price adjusted for lack of liquidity, which qualifies as level 2 in the fair value hierarchy. Previously they qualified as level 1. The unrealized gains and losses on available-for-sale securities are recorded in other comprehensive income (loss). Realized gains and losses are included in interest income, net.

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

The Company generated net proceeds of $2,779,000 in the sale of such securities for the year ended December 31, 2012. The Company used net cash of $5,732,000 in the purchase of available-for-sale marketable securities during the year ended December 31, 2011, and it generated net proceeds of $15,367,000 in the sale of such securities for the year ended December 31, 2011.

As of December 31, 2012 and 2011, the amortized cost basis, unrealized holding gains, unrealized holding losses, and aggregate fair value by short-term major security type investments were as follows (dollars in thousands):

	December 31, 2012			December 31, 2011
	Amortized Cost	Net Unrealized Holding Gains	Aggregate Fair Value	Amortized Cost	Net Unrealized Holding Gains (Losses)	Aggregate Fair Value
U.S. corporate notes and bonds	$—	$—	$—	$2,785	$(2)	$2,783
U.S. municipal funds	2,110	19	2,129	2,105	2	2,107

	$2,110	$19	$2,129	$4,890	$—	$4,890

Long-term

In June 2011, the Company made an investment in Pure Energy Visions Corporation, which is a stockholder in Pure Energy Solutions, the Company’s supplier of rechargeable batteries, in which the Company received 2,142,858 shares of Pure Energy Visions common stock at a price per share equal to $0.286, and an interest-free convertible secured debenture having a one-year repayment term that converts into an additional 2,142,858 shares of Pure Energy Visions common stock in lieu of repayment either upon the achievement of certain business goals or earlier at iGo’s discretion. The Company did not obtain control of Pure Energy Visions as a result of this investment.

The Company assesses its long-term investments for other-than-temporary declines in value by considering various factors that include, among other things, events that may affect the creditworthiness of a security’s issuer, the length of time the security has been in a loss position, and the Company’s ability and intent to hold the security until a forecasted recovery of fair value.

At December 31, 2012, the Company’s investment in Pure Energy Visions had a fair value significantly below its amortized cost. Due to the duration the security has been in a loss position and the probability that its value will not recover, the Company considers the value of the long-term investments to be other-than-temporarily impaired. During 2012, the Company recognized total other-than-temporary impairment charges of $1,166,000 related to these securities.

As of December 31, 2012 and 2011, the amortized cost basis, unrealized holding losses, and aggregate fair value by long-term major security-type investments were as follows (dollars in thousands):

	December 31, 2012				December 31, 2011
	Amortized Cost		Net Unrealized Holding Losses	Aggregate Fair Value	Amortized Cost	Net Unrealized Holding Losses	Aggregate Fair Value
Canadian corporate securites:
Common Stock	$30	*	$—	$30	$613	$(403)	$210
Corporate debenture	30	*	—	30	613	(403)	210

	$60		$—	$60	$1,226	$(806)	$420

*	Reflects amortized cost adjusted to fair value at December 31, 2012 as the Company concluded the unrealized holdings losses on these securities represented other-than-temporary declines in fair value.

(7) Goodwill

Goodwill is as follows (amounts in thousands):

	Adapt	Aerial7	Total
Reported balance at December 31 ,2010	$183	$1,722	$1,905
Adjustment	86	(25)	61
Impairment	(269)	(1,412)	(1,681)

Reported balance at December 31 ,2011	—	285	285
Impairment	—	(285)	(285)

Reported balance at December 31 ,2012	$—	$—	$—

As of October 1, 2012, due to lower-than-anticipated sales of audio products, the Company determined that there was an indication that its recorded goodwill associated with its acquisition of Aerial7 might be fully impaired. Accordingly, the Company performed an impairment analysis utilizing both a discounted future cash flows approach and a market comparable approach and determined that the goodwill associated with Aerial7 was fully impaired. As a result, during the quarter ended December 31, 2012, the Company recorded a goodwill impairment charge of $285,000. This impairment charge is included in the consolidated statements of operations under the caption “Asset impairment.”

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

(8) Property and Equipment

Property and equipment consists of the following (dollars in thousands):

	December 31,
	2012	2011
Furniture and fixtures	$492	$469
Store, warehouse and related equipment	500	500
Computer equipment	3,209	3,167
Tooling	2,894	2,681
Leasehold Improvement	546	546

	7,641	7,363
Less accumulated depreciation and amortization	(7,196)	(6,776)

Property and equipment, net	$445	$587

Aggregate depreciation and amortization expense for property and equipment totaled $421,000, $439,000, and $510,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

(9) Intangible Assets

Intangible assets consist of the following at December 31, 2012 and 2011 (dollars in thousands):

		December 31, 2012				December 31, 2011
	Average Life (Years)	Gross Intangible Assets		Accumulated Amortization	Net Intangible Assets	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Intangible assets:
Patents and trademarks	3	$4,075		$(3,584)	$491	$3,780	$(2,944)	$836
Non-compete agreements	3	—	*	—	—	90	(39)	51
Trade names	8	442	*	(442)	—	612	(473)	139
Customer Intangibles	5	—	*	—	—	830	(207)	623
Proprietary process	5	—	*	—	—	1,070	(221)	849
Distribution rights	5	375		(144)	231	375	(69)	306
Technology license	10	331		(52)	279	331	(19)	312

Total intangible assets		$5,223		$(4,222)	$1,001	$7,088	$(3,972)	$3,116

*	Reflects intangible assets adjusted to fair value as at December 31, 2012, as the company concluded the intangible assets associated with Aerial7 were fully impaired.

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

In June 2011, the Company made an investment in Pure Energy Visions Corporation, which is a stockholder in Pure Energy Solutions, in which the Company received a license to utilize rechargeable alkaline battery technology. The corresponding value of this license is reflected in the table above under the caption “Technology license.”

In December 2011, the Company evaluated its portfolio of patents and trademarks and made the determination to abandon 178 patents and 25 trademarks with a gross value of $1,592,000. The Company recorded a loss on disposal of these patents and trademarks of $34,000, which was net of accumulated amortization of $1,558,000.

As of October 1, 2011, as a result of lower-than-anticipated sales of protection products, the Company determined that its recorded intangible assets associated with its acquisition of Adapt might be impaired. Accordingly, the Company performed an impairment analysis utilizing an undiscounted future cash flows approach and determined that the intangible assets associated with Adapt were fully impaired. As a result, during the quarter ended December 31, 2011, the Company recorded an intangible asset impairment charge of $579,000, which was net of accumulated amortization of $261,000. This impairment charge is included in the consolidated statements of operations under the caption “Asset impairment.”

As of October 1, 2012, as a result of lower-than-anticipated sales of audio products, the Company determined that its recorded intangible assets associated with its acquisition of Aerial7 might be impaired. Accordingly, the Company performed an impairment analysis utilizing an undiscounted future cash flows approach and determined that the intangible assets associated with Aerial7 were fully impaired. As a result, during the quarter ended December 31, 2012, the Company recorded an intangible asset impairment charge of $1,158,000, which was net of accumulated amortization of $1,002,000. This impairment charge is included in the consolidated statements of operations under the caption “Asset impairment.”

Aggregate amortization expense for identifiable intangible assets totaled $1,253,000, $1,367,000 and $1,063,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Estimated amortization expense for each of the five succeeding years ended December 31 is as follows (dollars in thousands):

Year	Amortization Expense
2013	493
2014	260
2015	179
2016	38
2017	31

(10) Lease Commitments

The Company has entered into various non-cancelable operating lease agreements for its office facilities and office equipment, which expire in 2014. Existing facility leases require monthly rents plus payment of property taxes, normal maintenance and insurance on facilities. Rental expense for the operating leases was $558,000, $530,000 and $445,000 during the years ended 2012, 2011, and 2010, respectively.

A summary of the minimum future lease payments for the years ending December 31 follows (dollars in thousands):

2013	463
2014	83
2015	—
2016	—
2017	—
Thereafter	—

$546

(11) Income Taxes

The provision for income taxes includes income taxes currently payable and those deferred due to temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. The Company recorded no provision for income taxes for the year ended December 31, 2012. As a result of the Aerial7 and Adapt acquisitions, the Company was able to release a valuation allowance of $1,002,000, resulting in an income tax benefit for the year ended December 31, 2010.

The provision for income taxes differed from the amounts computed by applying the statutory U.S. federal income tax rate of 34% in 2012, 2011 and 2010 to income (loss) before income taxes as a result of the following (dollars in thousands):

	Years Ended December 31,
	2012	2011	2010
Expected tax at federal statutory rate	$(4,028)	$(3,920)	$(57)
Non-deductible goodwill and other intangibles	97	831	—
Meals, entertainment and other non-deductible expenses	7	4	(8)
Foreign loss not benefitted	174	389	487
Stock options	501	26	—
State NOL true-up	1,023	—	—
Other	(90)	(59)	—
Change in deferred tax valuation allowance	2,316	2,729	(1,424)

Income tax (benefit)	$—	$—	$(1,002)

With the exception of 2005, 2006 and 2009, the Company has generated net operating losses for income tax reporting purposes since inception. At December 31, 2012, the Company had net operating loss carry-forwards for federal and state income tax purposes of approximately $173,725,000 and $36,381,000, respectively, and approximately $5,211,000 for foreign income tax purposes which, subject to possible annual limitations, are available to offset future taxable income, if any. The federal net operating loss carry-forwards expire between 2018 and 2032.

The state NOL true-up of $1,023,000 for the year ended December 31, 2012 relates to an adjustment to the deferred tax asset for state net operating losses relating to prior years. As the amount had a full valuation allowance, the change in deferred tax valuation allowance above includes a corresponding decrease of the same amount.

The temporary differences that give rise to deferred tax assets and liabilities at December 31, 2012 and 2011 are as follows (dollars in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforward for federal income taxes	$58,781	$55,990
Net operating loss carryforward for foreign income taxes	1,251	1,234
Net operating loss carryforward for state income taxes	2,040	3,010
Depreciation and amortization	1,250	438
Stock based compensation	158	353
Accrued liabilities	154	159
Reserves	190	131
Bad debts	130	112
Tax credits	372	372
Inventory obsolescence	564	775

Total gross deferred tax assets	64,890	62,574

Deferred tax liabilities	—	—

Net deferred tax assets	64,890	62,574
Less valuation allowance	(64,890)	(62,574)

Net deferred tax assets	$—	$—

The valuation allowance for deferred tax assets as of December 31, 2012 and 2011 was $64,890,000, and $62,574,000, respectively. The change in the total valuation allowance for the year ended December 31, 2012 was an increase of $2,316,000. Our deferred tax assets do not include $839,000 of net operating loss benefits that, if realized, would result in an increase to additional paid-in capital of $301,000.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (dollars in thousands):

	December 31,
	2012	2011
Gross unrecognized tax benefits, beginning of year	$248	$328
Additions based on tax positions related to the current year	—	—
Additions/Subtractions for tax positions of prior years	—	(80)
Reductions for settlements and payments	—	—
Reductions due to statute expiration	—	—

Gross unrecognized tax benefits, end of year	$248	$248

Included in the balance of gross unrecognized tax benefits at December 31, 2012 is $248,000 of tax positions for which ultimate tax benefit is uncertain. These amounts consist of various credits. Because of the permanent nature of these items the disallowance would normally impact the effective tax rate.

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

At December 31, 2012, there were warrants outstanding and exercisable for 417 shares of common stock, as adjusted for the 1-for-12 reverse stock split.

(13) Employee Benefit Plans

(a) Retirement Plan

The Company has a defined contribution 401(k) plan for all employees. Under the 401(k) plan, employees are permitted to make contributions to the plan in accordance with IRS regulations. The Company may make discretionary contributions as approved by the Board of Directors. The Company contributed $134,000, $163,000 and $160,000 during 2012, 2011 and 2010, respectively.

(b) Restricted Stock Units

During 2004, the Company adopted the Omnibus Long-Term Incentive Plan (the “Omnibus Plan”) and the Non-Employee Directors Plan (the “Directors Plan”). During 2011, the Company’s stockholders approved an amendment to the Omnibus Plan to increase the number of shares available for grant by 250,000, as adjusted for the 1-for-12 reverse stock split. Under the Omnibus Plan, the Company may grant up to 445,833 stock options, stock appreciation rights, restricted stock awards, performance awards, and other stock awards, as adjusted for the 1-for-12 reverse stock split. Under the Directors Plan, the Company may grant up to 33,333 stock options, stock appreciation rights, restricted stock awards, performance awards, and other stock awards, as adjusted for the 1-for-12 reverse stock split.

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

On June 11, 2007, pursuant to the terms of the employment agreement dated May 1, 2007 by and between the Company and Michael D. Heil, Mr. Heil was awarded 83,333, as adjusted for the 1-for-12 reverse stock split, restricted stock units outside of the Company’s 2004 Directors Plan and 2004 Omnibus Plan as an inducement award without stockholder approval pursuant to NASDAQ Marketplace Rule 5635(c)(4). Pursuant to the terms of Mr. Heil’s agreement, 41,667 of the restricted stock units vested in increments of 10,417 shares per year effective on June 11, 2008, June 11, 2009, June 11, 2010 and June 11, 2011. On March 19, 2008, the vesting terms for the remaining 41,667 restricted stock units, as adjusted for the 1-for-12 reverse stock split, granted to Mr. Heil were amended to provide time-based vesting, pursuant to which 10,417 shares vested on each of March 19, 2009, March 19, 2010 March 19, 2011, and March 19, 2012. All RSUs granted to Mr. Heil may vest earlier, in full, upon a change in control of the Company or, on a pro rata basis, upon Mr. Heil’s death, disability or termination without cause.

As part of the acquisition of Adapt, on August 6, 2010, the Company entered into three year employment agreements with the three founders and key employees of Adapt. Each of these three key employees received grants of 16,667 RSUs, as adjusted for the 1-for-12 reverse stock split, outside of the Company’s 2004 Directors Plan and 2004 Omnibus Plan as an inducement award without stockholder approval pursuant to NASDAQ Marketplace Rule 5635(c)(4) that vested 33% on August 6, 2011, and 33% on August 6, 2012. The remaining 34% will vest on August 6, 2013. All RSUs granted to the key employees of Adapt may vest earlier, in full, upon a change in control of the Company or, on a pro rata basis, upon their death, disability or termination without cause.

As part of the acquisition of Aerial7, on October 7, 2010, the Company entered into employment agreements with a three year term with the three founders and key employees of Aerial7. Each of these three key employees received grants of 12,500 RSUs, as adjusted for the 1-for-12 reverse stock split, outside of the Company’s 2004 Directors Plan and 2004 Omnibus Plan as an inducement award without stockholder approval pursuant to NASDAQ Marketplace Rule 5635(c)(4). Each of these RSU grants vest in equal annual installments of 4,167 RSUs, with the first vesting event occurring on October 7, 2011, the second vesting event occurring on October 7, 2012 and the remaining vesting event scheduled to occur on October 7, 2013. On January 15, 2013, one of the three key employees departed the Company, resulting in the acceleration of a pro-rata portion of the RSUs that were unvested at the time of his departure.

All RSUs granted to the remaining key employees of Aerial7 may vest earlier, in full, upon a change in control of the Company or, on a pro rata basis, upon their death, disability or termination without cause.

The following table summarizes information regarding restricted stock unit activity for the years ended December 31, 2010, 2011 and 2012, respectively, as adjusted for the 1-for-12 reverse stock split:

	Directors Plan		Omnibus Plan		Inducement Grants
	Number	Weighted Average Value per Share	Number	Weighted Average Value per Share	Number	Weighted Average Value per Share
Outstanding, January 1, 2010	7,875	$22.80	65,850	$31.20	52,083	$25.56
Granted	4,850	18.48	35,567	22.80	87,500	21.96
Canceled	—	—	(5,841)	26.88	—	—
Released to common stock	(6,701)	24.84	(19,230)	39.24	(14,266)	25.56
Released for settlement of taxes	—	—	(8,994)	46.20	(6,568)	25.56

Outstanding, December 31, 2010	6,023	17.04	67,352	22.80	118,750	22.92
Granted	—	—	57,854	35.88	—	—
Canceled	—	—	(10,536)	29.88	—	—
Released to common stock	(6,023)	17.04	(26,274)	25.32	(38,346)	23.04
Released for settlement of taxes	—	—	(10,050)	26.76	(11,654)	24.60

Outstanding, December 31, 2011	—	—	78,346	30.12	68,750	22.56
Granted	—	—	24,611	4.64	—	—
Canceled	—	—	(10,448)	34.49	—	—
Released to common stock	—	—	(54,222)	17.50	(30,903)	20.16
Released for settlement of taxes	—	—	(8,233)	27.55	(8,681)	20.16

Outstanding, December 31, 2012	—	$—	30,055	$31.20	29,167	$25.80

For the years ended December 31, 2012, 2011 and 2010, the Company recorded in general and administrative expense pre-tax charges of $1,534,000, $1,824,000 and $1,478,000 associated with the expensing of restricted stock unit activity.

As of December 31, 2012, there was $2,143,000 of total unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted average period of two years.

As of December 31, 2012, all outstanding restricted stock units were non-vested.

(c) Stock Options

In 1996, the Company adopted the Incentive Stock Option Plan (the “1996 Plan”). The 1996 Plan terminated on April 30, 2008. The options under the 1996 Plan and the Omnibus Plan were granted at the fair market value of the Company’s stock at the date of grant as determined by the Company’s Board of Directors. Options become exercisable over varying periods up to 3.5 years and expire at the earlier of termination of employment or up to six years after the date of grant. At December 31, 2012, there were no shares available for grant under the 1996 Plan and Director Plan and 161,999 shares available under the Omnibus Plan, as adjusted for the 1-for-12 reverse stock split.

The Company granted 153,333 stock options during the years ended December 31, 2012, as adjusted for the 1-for-12 reverse stock split. The Company did not grant any stock options during the years ended December 31, 2011 and 2010. The following table summarizes information regarding stock option activity for the years ended December 31, 2010, 2011 and 2012:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Outstanding, January 1, 2010	40,000	$7.59	—	—
Granted	—	—	—	—
Canceled	(40,000)	7.59	—	—
Exercised	—	—	—	—

Outstanding, December 31, 2010	—	$—	—	—
Granted	—	—	—	—
Canceled	—	—	—	—
Exercised	—	—	—	—

Outstanding, December 31, 2011	—	$—	—	—
Granted	153,333	9.00	9.29	—
Canceled	65,833	9.00	9.29	—
Exercised	—	—		—

Outstanding, December 31, 2012	87,500	$9.00	9.27	—

Exercisable at December 31, 2012	—	$—	—	—

As of December 31, 2012, there was $469,000 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized as compensation expense over a weighted average period of two years.

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2012 and December 31, 2011, respectively, was zero.

The weighted average fair value of options granted in the year ended December 31, 2012 was $0.51. The Company did not grant any stock options during the years ended December 31, 2011 and December 31, 2010. The fair value of the stock options was determined using the Black-Scholes option valuation model, which relied on the following key assumptions with respect to the options granted during the respective periods:

	Year Ended December 31
	2012	2011
Weighted average risk-free interest rate	1.21%	—
Expected life of the options (in years)	6.41	—
Expected stock price volatility	76.01%	—
Expected dividend yield	—	—

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

(14) Net Income (Loss) per Share

The computation of basic and diluted net income (loss) per share (EPS) follows (in thousands, except per share amounts), as adjusted for the 1-for-12 reverse stock split:

	Years Ended December 31,
	2012	2011	2010
Basic net income (loss) per share computation:
Numerator:
Net income (loss)	$(12,024)	$(11,529)	$835
Denominator:
Weighted average number of common shares outstanding	2,852	2,784	2,731

Basic net income (loss) per share	$(4.22)	$(4.14)	$0.31

Diluted net income (loss) per share computation:
Numerator:
Net income (loss)	$(12,024)	$(11,529)	$835
Denominator:
Weighted average number of common shares outstanding	2,852	2,784	2,731
Effect of dilutive stock options, warrants, and restricted stock units	—	—	192

	2,852	2,784	2,923

Diluted net income (loss) per share	$(4.22)	$(4.14)	$0.29
Stock options and restricted stock units not included in dilutive net income (loss) per share since anti-dilutive	148	—	—
Warrants not included in dilutive net income (loss) per share since anti-dilutive	0.4	0.4	0.4

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

The following tables summarize the Company’s revenues by product line, as well as its revenues by geography and the percentages of revenue by route to market (dollars in thousands):

	Revenue by Product Line
	Years Ended December 31,
	2012	2011	2010
Power	$24,174	$30,305	$40,933
Batteries	2,230	1,763	—
Audio	2,297	4,403	640
Protection	693	988	252
Other Accessories	482	913	1,532

Total revenues	$29,876	$38,372	$43,357

	Revenue by Geography
	Years Ended December 31,
	2012	2011	2010
North America	$24,372	$28,285	$35,004
Europe	4,537	7,224	6,219
Asia Pacific	967	2,863	2,134

Total revenues	$29,876	$38,372	$43,357

	% Revenue by Route to Market
	Years Ended December 31,
	2012	2011	2010
Retailers and distributors	89%	86%	88%
OEM and private-label-resellers	5%	7%	8%
Other	6%	7%	4%

	100%	100%	100%

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

Three customers accounted for 28%, 13% and 6% of net sales for the year ended December 31, 2012. Two customers accounted for 21% and 10% of net sales for the year ended December 31, 2011. Two customers accounted for 34% and 17% of net sales for the year ended December 31, 2010.

Three customers’ accounts receivable balance accounted for 24%, 11% and 8% of net accounts receivable at December 31, 2012.

One customer’s accounts receivable balance accounted for 20% of net accounts receivable at December 31, 2011.

Allowance for doubtful accounts was $362,000 and $311,000 at December 31, 2012 and December 31, 2011, respectively. Allowance for sales returns and price protection was $508,000 and $318,000 at December 31, 2012 and December 31, 2011, respectively.

(16) Contingencies

The Company procures its products primarily from supply sources based in Asia. Typically, the Company places purchase orders for completed products and takes ownership of the finished inventory upon completion and delivery from its supplier. Occasionally, the Company presents its suppliers with ‘Letters of Authorization’ for the suppliers to procure long-lead raw components to be used in the manufacture of the Company’s products. These Letters of Authorization indicate the Company’s commitment to utilize the long- lead raw components in production. As of June 30, 2007, based on a change in strategic direction, the Company determined it would not procure certain products for which it had outstanding Letters of Authorization with suppliers. The Company believes it is probable that it will be required to pay suppliers for certain Letter of Authorization commitments and has already partially settled some of these obligations. At December 31, 2012 and 2011, the Company had estimated and accrued a liability for this contingency in the amount of $80,000 and $150,000, respectively.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Based on an evaluation as of December 31, 2012, our Principal Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective as of the end of the period covered by this report to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Rules13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment of those criteria, and with the participation of the Principal Executive Officer and Principal Financial Officer, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Reverse Stock Split

Effective January 28, 2013, the Company amended its Certificate of Incorporation to effect a reverse stock split of common stock at a ratio of 1-for-12.

Rule 10b5-1 Trading Plans

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

We have been advised that Michael D. Heil, our President and Chief Executive Officer, in accordance with Rule 10b5-l and our policy governing transactions in our securities, entered into a written trading plan on October 1, 2012 (the “Plan”). Pursuant to the Plan, Merrill Lynch is authorized to sell on behalf of Mr. Heil up to 32,166 shares (on a post reverse stock split basis) of the Company’s common stock held by Mr. Heil. Mr. Heil has no control over the timing of any sales under the Plan, and there can be no assurance that the shares covered by the Plan actually will be sold. The Plan replaced in its entirety Mr. Heil’s previous trading plan, which was originally executed on May 13, 2010 and subsequently amended on November 30, 2011.

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

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this Item 10 is incorporated by reference to our definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days following year end.

We have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all of our directors, officers and employees (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), and meets the requirements of the SEC rules promulgated under Section 406 of the Sarbanes-Oxley Act of 2002. Our Code is available on our website at www.igo.com and copies are available to stockholders without charge upon written request to our Secretary at the Company’s principal address. Any substantive amendment to the Code or any waiver of a provision of the Code granted to our principal executive officer and principal financial officer, principal accounting officer or controller, or persons performing similar functions, will be posted on our website at www.igo.com within five business days (and retained on the Web site for at least one year).

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to our definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days following year end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days following year end.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days following year end.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to our definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days following year end.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 1, 2013.

IGO, INC.

/s/ Michael D. Heil
Michael D. Heil
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael D. Heil, his attorney-in-fact, with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on April 1, 2013.

SIGNATURES	TITLE

/s/ Michael D. Heil	President, Chief Executive Officer and Member of
Michael D. Heil	the Board (Principal Executive Officer and Principal Financial Officer)

/s/ Michael J. Larson	Director and Chairman of the Board
Michael J. Larson

/s/ Peter L. Ax	Director
Peter L. Ax

/s/ Frederic Welts	Director
Frederic Welts

/s/ Robert Blake	Interim Controller
Robert Blake

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger dated October 7, 2010 by and among the Company, Mobility Assets, Inc., Aerial7 Industries, Inc. and Seth Egorin, as shareholders Agent (1)

3.1	Certificate of Incorporation of the Company (2)

3.2	Articles of Amendment to the Certificate of Incorporation of the Company dated as of June 17, 1997 (3)

3.3	Articles of Amendment to the Certificate of Incorporation of the Company dated as of September 10, 1997 (2)

3.4	Articles of Amendment to the Certificate of Incorporation of the Company dated as of July 20, 1998 (2)

3.5	Articles of Amendment to the Certificate of Incorporation of the Company dated as of February 3, 2000 (2)

3.6	Articles of Amendment to the Certificate of Incorporation of the Company dated as of March 31, 2000 (3)

3.7	Certificate of Designations, Preferences, Rights and Limitations of Series G Junior Participating Preferred Stock of Mobility Electronics, Inc. (4)

3.8	Certificate of Ownership and Merger Merging iGo Merger Sub Inc. with and into Mobility Electronics, Inc. (5)

3.9	Certificate of Elimination of Series C, Series D, Series E, and Series F Preferred Stock of Mobility Electronics, Inc. (5)

3.10	Certificate of Amendment to the Certificate of Incorporation of the Company dated effective as of January 28, 2013*

3.11	Fourth Amended and Restated Bylaws of the Company (6)

4.1	Specimen of Common Stock Certificate (7)

4.2	Rights Agreement between the Company and Computershare Trust Company, dated June 11, 2003 (4)

4.3	Amendment No. 1 to Rights Agreement dated as of August 4, 2006, by and between the Company and Computershare Trust Company (8)

4.4	Amendment No. 2 to Rights Agreement dated as of October 11, 2006, by and between the Company and Computershare Trust Company (9)

4.5	Form of Warrant to Purchase Common Stock of the Company issued to Silicon Valley Bank on September 3, 2003 (10)

10.1	Amended and Restated 1996 Long Term Incentive Plan, as amended on January 13, 2000 (2)+

10.2	Employee Stock Purchase Plan (11)+

10.3	2004 Omnibus Plan (12)+

10.4	Form of Indemnity Agreement executed between the Company and certain officers and directors (13)

10.5	Standard Multi-Tenant Office Lease by and between the Company and I.S. Capital, LLC, dated July 17, 2002 (14)

10.6	Amendment to Lease Agreement by and between the Company and I.S. Capital, LLC, dated February 1, 2003 (14)

10.7	Second Amendment to Lease Agreement by and between the Company and I.S. Capital, LLC, dated January 15, 2004 (14)

10.8	Third Amendment to Lease Agreement by and between the Company and Mountain Valley Community Church, effective as of October 6, 2004 (15)

10.9	Fifth Amendment to Lease Agreement between the Company and Mountain Valley Church, effective August 25, 2008 (16)

Exhibit Number	Description of Document

10.10	Form of Amended and Restated 2005 Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement (17)+

10.11	Amended and Restated Form of Non-Employee Director Long-Term Incentive Plan Restricted Stock Unit Award Agreement (Annual Committee Grants) (17)+

10.12	Amended and Restated Form of Non-Employee Director Long-Term Incentive Plan Restricted Stock Unit Award Agreement (Election / Re-Election Committee Grants) (17)+

10.13	Form of 2007 Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement (18)+

10.14	Form Change In Control Agreement executed between the Company and certain officers (19)+

10.15.1	Employment Agreement, dated May 1, 2007, by and between the Company and Michael D. Heil (20)+

10.15.2	Amendment #1 to Employment Agreement, dated effective as of April 10, 2012, by and between the Company and Michael D. Heil (26)+

10.15.3	Amendment #2 to Employment Agreement, dated effective as of April 19, 2012, by and between the Company and Michael D. Heil (27)+

10.16	Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement, dated June 11, 2007 (21)+

10.17	Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement, dated June 11, 2007 (21)+

10.18	Amendment No. 1 to Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement, dated March 19, 2008 (22)+

10.19	Form of Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement (22)+

10.20	First Amendment to the iGo, Inc. Omnibus Long Term Incentive Plan (23)+

10.21	Second Amendment to the iGo, Inc. Omnibus Long Term Incentive Plan (24)+

10.22	2011 Executive Bonus Plan (24)+

10.23	Form of Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement (25)+

10.24.1	Amended and Restated Employment Agreement, dated effective as of April 10, 2012, by and between the Company and Seth Egorin (26)+

10.24.2	Separation Agreement and General Release, dated effective as of January 15, 2013, by and between the Company and Seth Egorin (28)+

10.25	Amended and Restated Employment Agreement, dated effective as of April 10, 2012, by and between the Company and Phillip Johnson (26)+

10.26	Form of Grant Notice and Stock Option Agreement for U.S. Participants (26)+

10.26	2012 Executive Bonus Plan (26)+

16.1	Letter of KPMG LLP dated September 6, 2012 to the United States Securities and Exchange Commission (29)

21.1

Subsidiaries

•   iGo Direct Corporation (Delaware)

•   iGo EMEA Limited (United Kingdom)

•   Mobility California, Inc. (Delaware)

•   Mobility Idaho, Inc. (Delaware)

•   Mobility Texas, Inc. (Texas)

•   Aerial7 Industries, Inc. (Delaware)

•   Adapt Mobile Limited (United Kingdom)

Exhibit Number	Description of Document

23.1	Consent of Moss Adams LLP*

23.2	Consent of KPMG LLP*

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)*

31.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101**	XBRL Instance Document

101**	XBRL Taxonomy Extension Schema Document

101**	XBRL Taxonomy Calculation Linkbase Document

101**	XBRL Taxonomy Extension Definition Linkbase Document

101**	XBRL Taxonomy Extension Label Linkbase Document

101**	XBRL Taxonomy Presentation Linkbase Document

*	Filed / Furnished herewith
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.+ Management or compensatory plan or agreement.
(1)	Previously filed as an exhibit to Current Report on Form 8-K filed on October 8, 2010.
(2)	Previously filed as an exhibit to Registration Statement No. 333-30264 dated February 11, 2000.
(3)	Previously filed as an exhibit to Amendment No. 2 to Registration Statement No. 333-30264 on Form S-1 dated May 4, 2000.
(4)	Previously filed as an exhibit to Current Report on Form 8-K filed on June 19, 2003.
(5)	Previously filed as an exhibit to Current Report on Form 8-K filed on May 21, 2008.
(6)	Previously filed as an exhibit to Annual Report on Form 10-K for the year end December 31, 2008.
(7)	Previously filed as an exhibit to Amendment No. 3 to Registration Statement No. 333-30264 on Form S-1 dated May 18, 2000.
(8)	Previously filed as an exhibit to Current Report on Form 8-K filed on August 4, 2006.
(9)	Previously filed as an exhibit to Current Report on Form 8-K filed on October 12, 2006.
(10)	Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2003.
(11)	Previously filed as an exhibit to Registration Statement No. 333-69336 on Form S-8 filed on September 13, 2001.
(12)	Previously filed in definitive proxy statement on Schedule 14A filed on April 15, 2004.
(13)	Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2001.
(14)	Previously filed as an exhibit to Form 10-K for the period ended December 31, 2003.
(15)	Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2004.
(16)	Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2008.
(17)	Previously filed as an exhibit to Form 10-K for the period ended December 31, 2005.
(18)	Previously filed as an exhibit to Current Report on Form 8-K filed on January 5, 2007.
(19)	Previously filed as an exhibit to Form 10-K for the period ended December 31, 2006.
(20)	Previously filed as an exhibit to Current Report on Form 8-K filed on May 3, 2007.
(21)	Previously filed as an exhibit to Current Report on Form 8-K filed on June 13, 2007.
(22)	Previously filed as an exhibit to Current Report on Form 8-K filed on March 21, 2008.
(23)	Previously filed as an exhibit to Current Report on Form 8-K filed on May 20, 2010.
(24)	Previously filed as an exhibit to Current Report on Form 8-K filed on April 26, 2011.
(25)	Previously filed as an exhibit to Current Report on Form 8-K filed on May 3, 2011.
(26)	Previously filed as an exhibit to Current Report on Form 8-K filed on April 13, 2012.

(27)	Previously filed as an exhibit to Current Report on Form 8-K filed on April 23, 2012.
(28)	Previously filed as an exhibit to Current Report on Form 8-K filed on January 16, 2013.
(29)	Previously filed as an exhibit to Current Report on Form 8-K filed on September 6, 2012.

All other schedules and exhibits are omitted because they are not applicable or because the required information is contained in the Financial Statements or Notes thereto.