Form 10-K/A
period 2012-12-31
iGo, Inc.
filed 2013-04-30
CIK 1075656

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

ANNUAL REPORT PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Commission File Number 0-30907

iGo, Inc.

(Exact name of registrant as specified in its charter)

Delaware	86-0843914
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17800 N. Perimeter Dr., Suite 200, Scottsdale, Arizona	85255
(Address of Principal Executive Offices)	(Zip Code)

(Registrant’s telephone number, including area code): (480) 596-0061

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2012) was approximately $11 million.

There were 2,903,528 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding as of April 15, 2013.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain exhibits are incorporated in Item 15 of this Annual Report by reference to other reports and registration statements of the registrant which have been filed with the Securities and Exchange Commission.

IGO, INC.

FORM 10-K/A

EXPLANATORY NOTE

IGo, Inc. (the “Company”) filed its Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”) with the U.S. Securities and Exchange Commission (the “SEC”) on April 1, 2013. Pursuant to General Instruction G(3) to Form 10-K, the Company incorporated by reference the information required by Part III of Form 10-K from its definitive proxy statement for the 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”) that the Company expected to file with the SEC no later than 120 days after the end of the fiscal year covered by the 2012 Form 10-K. Because the definitive 2013 Proxy Statement will not be filed with the SEC before such date, the Company is filing this Amendment No. 1 to the 2012 Form 10-K (the “Form 10-K/A”) to provide the additional information required by Part III of Form 10-K.

This Form 10-K/A does not change the previously reported financial statements or any of the other disclosures contained in Parts I, II or IV of the original 2012 Form 10-K, other than to update information provided in the Exhibit List under Part IV, Item 15(a)(3) of the original 2012 Form 10-K. The complete text of Items 10 through 14 of Part III and Item 15 of Part IV, each as amended and restated, is included in this Form 10-K/A. Except for the foregoing amended and restated information, this Form 10-K/A does not amend, update or change any other information presented in the original 2012 Form 10-K. Some of the information provided in this Form 10-K/A may be superseded by the information provided in the definitive 2013 Proxy Statement to be filed with the SEC.

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A contains new certifications by the Company’s principal executive officer and principal financial officer, which are being filed as Exhibits to this Form 10-K/A.

References to “iGo,” “us,” we,” “Company” and “our” in this report refer to iGo, Inc., together with its subsidiaries.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board Composition

Our Board currently consists of four members. Each director holds office until the director’s term expires, the director resigns, is removed or dies, or until the director’s successor is duly elected and qualified. Our bylaws provide for a classified Board. In accordance with the terms of our bylaws, our Board is divided into three classes whose terms expire at different times. The three classes are currently comprised of the following directors:

•

Class I currently consists of Frederic Welts, who will serve until the annual meeting of stockholders to be held in 2013. Mr. Welts is the sole director nominee for election at the annual meeting of stockholders and, if elected, will continue to serve until the annual meeting of stockholders to be held in 2016.

•	Class II currently consists of Peter L. Ax and Michael J. Larson, who will serve until the annual meeting of stockholders to be held in 2014.

•	Class III currently consists of Michael D. Heil, who will serve until the annual meeting of stockholders to be held in 2015.

At each annual meeting of stockholders, the successors to directors whose terms will then expire will be elected to serve from the time of election and qualification until the third annual meeting following election and until their successors have been duly elected and qualified. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of an equal number of directors. Notwithstanding the foregoing, the terms of Michael D. Heil’s employment agreement provide that if he ceases to be employed, voluntarily or involuntarily, as the President and Chief Executive Officer of the Company, he will at such time tender his resignation as a member of the Board and the Corporate Governance and Nominating Committee will have the sole right to either accept or reject such resignation at the Committee’s discretion.

Continuing Directors, Nominees and Executive Officers

Set forth below is information furnished to the Company by the director nominee, each incumbent director whose terms will continue following the meeting, and each executive officer who is not a director. There are no family relationships among any directors or executive officers of the Company. None of the corporations or other organizations referenced in the biographical information below is a parent, subsidiary or other affiliate of the Company.

Name	Age	Nominee or Continuing Director and Term / Executive Officer
Michael D. Heil(1)	65	President and Chief Executive Officer and Director with term expiring in 2015
Peter L. Ax(2)	54	Director with term expiring in 2014
Frederic Welts(2)	60	Director with term expiring in 2013
Michael J. Larson(2)	60	Director with term expiring in 2014
Phillip Johnson(1)	51	Vice President, Product Development

(1)	Executive Officer
(2)	Member of Audit Committee, Corporate Governance and Nominating Committee, and Compensation and Human Resources Committee

Michael D. Heil has been our President, Chief Executive Officer and a member of the Board of Directors of the Company (the “Board of Directors” or “Board”) since June 2007. Prior to joining iGo, from 2004 to 2007, Mr. Heil was the President and Chief Executive Officer of Astute Networks, Inc., a fabless semiconductor company focused on the computer storage market. Prior to joining Astute Networks, from 2003 to 2004, Mr. Heil served as an outside director and consultant to several early-stage technology companies, including Locus Telecommunications and Maximize Wireless Solutions. From 2001 to 2002, Mr. Heil served as the Chief Executive Officer of Archway Digital Systems, Inc., a next generation blade- server start-up focused on the datacenter market. From 1999 to 2000, Mr. Heil served as the Chief Executive Officer of Broadstream Communications, Inc., a provider of last mile wireless telecommunication. From 1995 to 1999, Mr. Heil was employed by Compaq Computer Corporation, serving from 1998 to 1999 as its Senior Vice President, Worldwide Sales and Marketing, where he was responsible for sales, marketing, service and support for all Compaq products and services worldwide. From 1995 to 1998, Mr. Heil served as Compaq’s Senior Vice President and General Manager, Consumer Products Group where he managed the development, marketing and sales of all of Compaq’s consumer products and services worldwide and introduced the first portable computer designed for the consumer market. Prior to joining Compaq, from 1989 to 1995, Mr. Heil was President and General Manager of Los Angeles Cellular Telephone Company, a cellular phone operation company and, from 1985 to 1989, Mr. Heil was employed by Sony Corporation of America, most recently serving as its President, Display Products Company, where he managed the direct view, projection television and Watchman product lines. Mr. Heil holds a bachelor’s degree in Philosophy from the University of Texas.

The Board believes Mr. Heil is well qualified to serve as a director due to his position as the Company’s President and Chief Executive Officer, which provides the Board with intimate knowledge of the Company’s day to day operations. Mr. Heil also provides a wealth of leadership and sales and marketing experience in the consumer electronics industry from his experience as an executive at a variety of well established companies in the consumer electronics industry such as Compaq and Sony, as well as smaller early-stage companies in the consumer electronics industry such as Astute Networks, Archway Digital Systems and Broadstream Communications.

Peter L. Ax has been a director since December 2007 and is Chair of the Audit Committee and a member of the Corporate Governance and Nominating and Compensation and Human Resources Committees. Mr. Ax is the Lead Director of Meritage Homes Corporation and has been a member of that company’s board since 2002. Mr. Ax is currently the managing partner of Phoenix Capital Management, an operationally focused venture capital firm. Mr. Ax is the former chairman and chief executive officer of SpinCycle, Inc., a publicly-reporting consolidator and developer of coin-operated laundromats. Previously, Mr. Ax served as head of the Private Placement — Equity Division and senior vice president of Lehman Brothers in New York. Mr. Ax currently serves on the Advisory Board of Directors of Cascadia Capital, a Seattle based investment banking and merchant banking firm. Mr. Ax holds an M.B.A. from the Wharton School at the University of Pennsylvania, a law degree from the University of Arizona, and has been a certified public accountant. He has also been an accounting instructor at the Wharton School and is regularly a judge in the annual Wharton Business Plan Competition.

The Board believes that Mr. Ax is well qualified to serve as a director due to his substantial and diverse business expertise, including his previous experience as the chairman and chief executive officer of SpinCycle and head of the Private Equity Division and senior vice president of Lehman Brothers. Additionally, Mr. Ax has strong financial expertise gained from his financial leadership roles and background as a certified public accountant and valuable corporate governance expertise through his board and audit committee experience with other public companies.

Frederic “Rick” Welts has been a director since March 2010 and is Chair of the Corporate Governance and Nominating Committee and a member of the Audit and Compensation and Human Resources Committees. Mr. Welts became President and Chief Operating Officer of the Golden State Warriors NBA franchise located in the Bay Area of California in October 2011. Prior to that, Mr. Welts was the president and chief executive officer of the Phoenix Suns. Mr. Welts joined the Suns in July 2002 as president and chief operating officer. Mr. Welts previously served in various positions with the NBA league office and the Seattle SuperSonics. His association with the NBA office spanned from 1982-99 until he departed as the league’s executive vice president, chief marketing officer and president of NBA Properties. During his tenure at the NBA office, Mr. Welts is credited with the creation of the NBA All-Star Weekend concept in 1984, and supervised league departments including corporate sponsorship and media sales, consumer products, media relations, community relations, team services, special events, creative services, and retail including the NBA Store and the “NBA City” restaurant. He was also responsible for the NBA’s international business activities, from placing preseason games in foreign countries, to opening the league’s first international office in Australia, to supervising six regional offices and 75 international employees in Asia, Europe, Australia, Mexico and Canada. Mr. Welts was also responsible for the 1992 Olympics “Dream Team” marketing program as the agent for USA Basketball. Mr. Welts left the NBA in June 1999 to become president of Fox Sports Enterprises, a new entity that managed Fox interests in facilities and sports teams including the Los Angeles Dodgers, Dodger Stadium, STAPLES Center, the Los Angeles Kings, Madison Square Garden, the New York Knicks and New York Rangers. In June 2001, Mr. Welts became a partner in a sports consulting firm, ONSPORT. Prior to that start-up venture, he served as president for one year of “First in Line,” a joint venture between USA Network’s TicketMaster and SFX.

The Board believes that Mr. Welts is well qualified to serve as a director due to his significant marketing experience and ability to provide guidance to the Company for its branding and marketing efforts. In addition, Mr. Welts has a proven track record of leadership experience as the president and chief executive officer of the Phoenix Suns, along with his background as an executive with the NBA.

Michael J. Larson has been a director since October 2007 and Chairman of the Board since July 2008. He also is Chair of the Compensation and Human Resources Committee and a member of the Audit and Corporate Governance and Nominating Committees. From May 2002 to April 2008, Mr. Larson served as Senior Vice President and General Manager of the Personal Systems Group, Americas (“PSG”) for the Hewlett-Packard Company. In that role, he was responsible for PSG’s business and consumer PCs, mobile computing devices, workstations, and managed home products. Mr. Larson joined Hewlett-Packard following its merger with Compaq Computer Corporation. From 1996 through April 2002, Mr. Larson served in a variety of senior management positions at Compaq, including Senior Vice President and General Manager of the Worldwide Access Business Group, which was responsible for all consumer and commercial personal computers. From May 2010 through November 2, 2011, Mr. Larson served as a retail business consultant for Imerj, a Flextronics, Inc. subsidiary, helping the company form a strategic business relationship with Best Buy, Inc. Mr. Larson’s professional experience also includes holding positions of increasing responsibility with companies such as Toshiba, Sony, The Coca-Cola Company Food Division, Johnson & Johnson, and The Carnation Company. Mr. Larson holds a Bachelor of Arts degree in Economics from Wake Forest University.

The Board believes that Mr. Larson is well qualified to serve as a director due to his breadth of experience and success in guiding the operations of numerous consumer electronics companies within the Company’s target markets. In addition, Mr. Larson has extensive leadership experience with a variety of successful consumer electronics companies, including Hewlett-Packard Company, Compaq Computer Corporation, Toshiba Corporation and Sony Corporation.

Phillip Johnson has been an executive officer since his appointment as Vice President of Product Development in April 2012. Mr. Johnson joined us as Senior Creative Director upon our acquisition of Aerial7 in October 2010. He was one of the founders of Aerial7 in 2008 and responsible for creating its brand and overseeing design, product development and brand initiatives. In October 2011, Mr. Johnson was promoted to Senior Director of Product Development with responsibility for our overall product design and development efforts. Prior to founding Aerial7, Mr. Johnson had been a successful entrepreneur and executive at various companies where he designed consumer products targeting young adults for more than 20 years, including founding and serving as the Chief Executive Officer and President of Jet Pilot, a designer of technically advanced wetsuits, vests and apparel for the sport of personal watercraft racing, prior to its successful sale to O’Neill. Mr. Johnson also founded Rivet International, a cell phone and iPod accessories business, and has successfully operated a design company that has worked with clients such as Altec Lansing, Plantronics, Boost Mobile and Amp’d Mobile.

Board Leadership Structure

The Board of Directors has adopted a leadership structure whereby there is always a Lead Independent Director. Mr. Larson, the Chairman of our Board of Directors, is an independent director and therefore fills the Lead Independent Director role. If, however, at any time the Chairman of the Board of Directors was also serving as the Chief Executive Officer or was otherwise not independent, then a Lead Independent Director would be appointed. We believe that having a Chairman or Lead Independent Director at all times provides strong leadership for the Board of Directors and helps ensure critical and independent thinking by guiding Board processes and presiding at Board meetings and executive sessions of the independent directors. Our Chief Executive Officer is also a member of the Board of Directors, which we believe is critical to ensuring that material information is directly and readily available to the directors in their deliberations. We believe our structure is the proper leadership structure for our Company at this time and demonstrates our commitment to good corporate governance.

Board of Directors’ Role in Risk Oversight

As a smaller Company, the entire executive management team shares in the responsibility of risk assessment and management. Each member of the management team has direct access to the Board of Directors and its committees to ensure that all risk issues are frequently and openly communicated. The Board of Directors closely monitors the information it receives from management and provides oversight and guidance to our executive management team regarding the assessment and management of risk. For example, the Board reviews and approves the Company’s high level strategies, goals and policies to set the tone and direction for ensuring appropriate risk taking within the business.

In addition to discussions at regular Board meetings, our Audit Committee (see “The Audit Committee” below) also meets separately with representatives of our independent registered public accounting firm to determine whether any material financial risks or any deficiencies in our internal controls over financial reporting have been identified and, if so, the executive management team’s plans to rectify or mitigate these risks. In addition, our Board and its committees have access at all times to the Company’s management to discuss any matters of interest, including those related to risk. Those members of our executive management team who are most knowledgeable of the issues facing the Company also regularly attend Board meetings to provide additional insight into items being discussed, including risk exposures. We believe that our Board leadership structure enables senior management to communicate identified risks to our Board and affords a free flow of communication between the Board and executive management regarding risk identification and mitigation.

Board Committees

The Board has three standing committees: the Audit Committee, the Compensation and Human Resources Committee (the “Compensation Committee”), and the Corporate Governance and Nominating Committee (the “Nominating Committee”). Each of these committees has a written charter that is available on our website at www.igo.com.

Audit Committee. The Company’s Audit Committee is a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee currently consists of Messrs. Ax (Chair), Larson and Welts. The Audit Committee aids management in the establishment and supervision of our financial controls, evaluates the scope of the annual audit, reviews audit results, makes recommendations to our Board regarding the selection of our independent registered public accounting firm, consults with management and our independent registered public accounting firm prior to the presentation of financial statements to stockholders and, as appropriate, initiates inquiries into aspects of our financial affairs.

The Board has determined that Mr. Ax is an “audit committee financial expert” as such term is defined in Item 407(d) of Regulation S-K promulgated by the Securities and Exchange Commission. The Board of Directors has also determined that each member of the Audit Committee is independent under the rules stated above under “Board and Committee Independence” and is financially literate under the current listing standards of Nasdaq. Information about Mr. Ax’s past business and educational experience is included in his biography in this proxy statement under the caption “Continuing Directors, Nominees and Executive Officers.”

Compensation and Human Resources Committee. The Compensation and Human Resources Committee, which we refer to as the Compensation Committee, currently consists of Messrs. Larson (Chair), Ax and Welts. The Compensation Committee makes determinations concerning salaries and incentive compensation for our executive officers, directors and certain employees and consultants and administers our incentive plans and our incentive compensation program. The Board of Directors has determined that each member of the Compensation Committee is independent under the rules stated above under “Board and Committee Independence.”

The Compensation Committee’s membership is determined by the Board of Directors and during 2012 was composed of three Independent Directors. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as the Compensation Committee may deem appropriate in its sole discretion. During 2012, the Compensation Committee did not delegate any of its responsibilities.

For more information on the processes and procedures for the consideration and determination of executive compensation, please refer to the discussion under “Executive Compensation — Compensation Discussion and Analysis — Our Compensation Committee.”

Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee, which we refer to as the Nominating Committee, consists of Messrs. Welts (Chair), Ax and Larson. The Nominating Committee’s role is to assist the Board in identifying qualified individuals to become members of the Board, determining the composition of the Board and its committees, monitoring a process to assess Board effectiveness and developing and implementing the Company’s corporate governance policies and practices. The Board of Directors has determined that each member of the Nominating Committee is independent under the rules stated below under “Board and Committee Independence.”

Board and Committee Independence

The Board of Directors has determined each of the following directors to be an “independent director” as such term is defined in Nasdaq Marketplace Rule 5605(a):

Peter L. Ax

Michael J. Larson

Frederic Welts

In this report on Form 10-K/A, these three directors are sometimes referred to individually as an “Independent Director” and collectively as the “Independent Directors.”

The Board of Directors has also determined that each member of the Audit, Compensation and Human Resources, and Corporate Governance and Nominating committees meets the independence requirements applicable to those committees prescribed by the rules and regulations promulgated by Nasdaq, the Securities and Exchange Commission and the Internal Revenue Service.

Meetings of Independent Directors

The Independent Directors meet in executive session at least twice a year. These meetings are chaired by the Chairman of our Board or our Lead Independent Director in the event the Chairman is not independent.

Board and Committee Meetings

Our Board meets on a regularly scheduled basis to review significant developments affecting the Company and to act on matters requiring approval of the Board. It also holds special meetings when an important matter requires action by the Board between scheduled meetings. During 2012, the Board held eight meetings, the Audit Committee held four meetings, the Compensation and Human Resources Committee held one meeting, and the Corporate Governance and Nominating Committee held one meeting. During 2012, each member of the Board participated in at least 75% of all Board and committee meetings on which he served that were held during the period.

Director Nominations Policy

The Company’s Board of Directors has adopted a Director Nominations Policy that describes the process by which candidates are selected for possible inclusion in the Company’s recommended slate of director nominees (“Candidates”), including the process by which any stockholder of the Company may nominate one or more persons for election to the Board. There have been no material changes to the procedures by which security holders may recommend nominees to the Board since our previous disclosure regarding this matter. The Nominations Policy is administered by the Nominating Committee and can be obtained on our website at www.igo.com.

Minimum Criteria for Board Members

Each Candidate must possess at least the following specific minimum qualifications:

•	each Candidate shall be prepared to represent the best interests of all of the Company’s stockholders;

•

each Candidate shall be an individual who has demonstrated integrity and ethics in his or her personal and professional life and shall have established a record of professional accomplishment in his or her chosen field;

•

each Candidate shall be prepared to participate fully in Board activities, including active membership on at least one Board committee and attendance at, and active participation in, meetings of the Board and the committee or committees of which he or she is a member, and shall not have other personal or professional commitments that would, in the Nominating Committee’s sole judgment, interfere with or limit his or her ability to do so; and

•

each Candidate shall be willing to make, and shall be financially capable of making, the required investment in the Company’s stock in the amount and within the timeframe specified in the Company’s Corporate Governance Guidelines.

Desirable Qualities and Skills

In addition, the Nominating Committee also considers it desirable that Candidates possess the following qualities or skills:

•	each Candidate should contribute positively to the existing chemistry and collaborative culture among Board members; and

•

each Candidate should possess professional and personal experiences and expertise relevant to the Company’s goal of being the leading provider of innovative products and solutions for the mobile electronics industry.

Although the Board does not have a formal diversity policy with regard to Candidates, the Nominating Committee does look for Candidates with diverse talents, backgrounds and perspectives.

Internal Process for Identifying Candidates

The Nominating Committee has two primary methods for identifying Candidates. First, on a periodic basis, the Nominating Committee solicits suggestions for possible Candidates from a number of sources — members of the Board; senior level Company executives; individuals personally known to the members of the Board; and research, including database and Internet searches.

Second, the Nominating Committee may from time to time use its authority under its charter to retain at the Company’s expense one or more search firms to identify Candidates (and to approve such firms’ fees and other retention terms). If the Nominating Committee retains one or more search firms, the search firm may be asked to identify possible Candidates who meet the minimum and desired qualifications expressed in the Nominations Policy, to interview and screen such candidates (including conducting appropriate background and reference checks), to act as a liaison among the Board, the Nominating Committee and each Candidate during the screening and evaluation process and thereafter to be available for consultation as needed by the Nominating Committee. Stockholders may also recommend Candidates by providing such suggestions in writing to the Nominating Committee. The Committee will consider such suggestions in the same manner it considers Candidates identified by the sources described above.

Nomination Right of Stockholders

Any stockholder of the Company may nominate one or more persons for election as a director of the Company at an annual meeting of stockholders if the stockholder complies with our bylaws, including the requirements as to timeliness and contents of a proper notice.

Evaluation of Candidates

The Nominating Committee will consider all Candidates identified through the processes described above, and will evaluate each of them, including incumbents and Candidates recommended by stockholders, based on the same criteria.

If, based on the Nominating Committee’s initial evaluation, a Candidate continues to be of interest to the Nominating Committee, a member of the Nominating Committee, the Chairman of the Board or the chief executive officer will interview the Candidate and communicate his or her evaluation to the Nominating Committee members. Subsequent reviews may be conducted by other members of the Nominating Committee and senior management. Ultimately, background and reference checks will be conducted and the Nominating Committee will meet to finalize its list of recommended Candidates for the Board’s consideration.

Future Revisions to the Nominations Policy

The Nominations Policy is intended to provide a flexible set of guidelines for the effective functioning of the Company’s director nominations process. The Nominating Committee intends to review the Nominations Policy at least annually and anticipates that modifications will be necessary from time to time as the Company’s needs and circumstances evolve, and as applicable legal or listing standards change. The Nominating Committee may amend the Nominations Policy at any time, in which case the most current version will be available on the Company’s web site at www.igo.com.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Such persons are required to furnish us with copies of all Section 16(a) reports they file. To the Company’s knowledge, based solely on a review of the copies of such reports and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with for 2012, with the exceptions of Form 4 for Mr. Seth Egorin, our former Vice President, Marketing and Strategic Planning, filed on April 24, 2013 to report withholding of shares for tax purposes upon vesting of certain RSUs on October 7, 2012 and January 15, 2013, Form 4 for Mr. Johnson filed on April 26, 2013 to report withholding of shares for tax purposes upon vesting of certain RSUs on October 7, 2012, and Forms 4 for Messrs. Larson, Ax, and Welts filed on April 29, 2013 to report grants of RSUs for annual re-appointments of the Board chairman, board committee members, and board committee chairmen, that occurred on June 25, 2012, as well as grants of common stock to Messrs. Ax and Welts on July 2, 2012 as compensation for board meetings attended during the second quarter of 2012.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. A copy of our Code of Business Conduct and Ethics is posted on our Internet website at www.igo.com. If we make any amendment to, or grant any waivers of, a provision of the Code of Business Conduct and Ethics that applies to our principal executive officer (“PEO”), principal financial officer (“PFO”), principal accounting officer or controller, or persons performing similar functions, where such amendment or waiver is required to be disclosed under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefore on our Internet website at www.igo.com.

ITEM 11.	EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

We compensate our management through a combination of base salary, annual incentive bonuses and long-term equity based awards which are designed to align executive performance with the long-term interests of our stockholders.

This section discusses the principles underlying our executive compensation policies and decisions and the most important factors relevant to an analysis of these policies and decisions. It provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our executive officers and places in perspective the data presented in the tables and narrative that follow.

Our Compensation Committee

Our Compensation Committee approves, implements and monitors all compensation and awards to executive officers, including the chief executive officer, chief financial officer and the other executive officers named in the Summary Compensation Table included in this proxy statement, all of whom we refer to as our named executive officers, or NEOs.

The Compensation Committee’s membership is determined by the Board of Directors and is currently composed of Messrs. Larson (Chair), Ax and Welts. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as the Committee may deem appropriate in its sole discretion. During 2012, the Compensation Committee did not delegate any of its responsibilities. The Compensation Committee did not engage any external consultants in 2010, 2011 or 2012, although it has the authority and funding to do so if it determines such consultation is needed.

The Compensation Committee meets throughout the year in person, and by phone, to perform its duties and periodically approves and adopts, or makes recommendations to the Board for, the Company’s compensation decisions (including the approval of grants of RSUs to our NEOs). The CEO attends regular Committee meetings and, on occasion, meetings will conclude with an executive session during which only the Compensation Committee members are present.

The Compensation Committee meets outside the presence of all of our executive officers, including the NEOs, to consider appropriate compensation for our CEO. For all other NEOs, the Compensation Committee meets outside the presence of all executive officers except our CEO. Our CEO annually reviews each other NEO’s performance with the Compensation Committee and makes recommendations to the Compensation Committee with respect to the appropriate base salary, payments to be made under our annual cash incentive program, and the grants of long-term equity incentive awards for all executive officers, excluding himself. Based in part on these recommendations from our CEO and other considerations discussed below, the Compensation Committee approves the annual compensation package of our executive officers other than our CEO. The Compensation Committee also annually analyzes our CEO’s performance and determines his base salary, annual cash incentive plan payout and long-term equity awards based on its assessment of his performance. The annual performance reviews of our NEOs are considered by the Compensation Committee when making decisions on setting base salary, targets for, and payments under our annual cash incentive plan and grants of long-term equity incentive awards. When making decisions on setting base salary, targets for and payments under our annual cash incentive program and grants of long-term equity incentive awards for new executive officers, the Compensation Committee considers the importance of the position to us, the past salary history of the executive officer and the contributions to be made by the executive officer to the Company.

The Compensation Committee reviewed all components of compensation for our executive officers, including salary, target bonus, the dollar value to the executive and cost to us of all perquisites and all severance and change of control arrangements. Based on this review, the Compensation Committee determined that the compensation paid to our NEOs reflected our compensation philosophy.

Compensation Philosophy

Our executive compensation plans have been designed to attract, retain and reward high caliber executives who are expected to formulate and execute our business plans in a manner that will provide our stockholders with a higher than average return on our common stock, while ensuring that our compensation levels are fair and appropriate to both our executives and stockholders. We believe that the compensation of our NEOs should focus their actions and efforts on the achievement of both individual and corporate annual targets as well as long-term business objectives and strategies. Specifically, the goals and objectives of our compensation program are:

•	to encourage growth and create increased stockholder value through the efficient use of corporate assets;

•	to recognize the contribution made by exceptional management and efforts; and

•	to provide the framework, as a component of the total compensation program, to attract, retain and motivate highly qualified management personnel.

To achieve these goals, we integrate base compensation with incentive cash bonuses based upon a variety of factors that include our operating performance, as well as each participant’s individual initiative and performance. The three main elements of our compensation plans and policies, which are (1) base salary, (2) annual incentive cash bonuses, and (3) long-term incentives in the form of equity grants, have been designed to significantly link total compensation with our operating performance. We do not use a mechanical formula for determining the mix of types of compensation paid to each of our NEOs; rather, we look at each individual’s performance and our corporate performance and the CEO’s (except with respect to his or her own compensation) and the Committee’s judgment and experience to determine an appropriate mix of compensation for each individual.

Encouraging Growth and Increasing Stockholder Value

Because we are a relatively small company with limited capital resources, we believe it is incumbent upon our NEOs to utilize our available assets in an efficient manner. We have developed performance criteria measuring revenue growth, profit and loss performance and other qualitative factors based on achievement of specific tactical goals that support our strategic initiatives in order to motivate our NEOs to efficiently use our corporate assets. We believe that these measures reflect the efficient use of corporate assets because, if achieved, they will result in improved performance and increased profitability. We provide equity incentives, historically in the form of RSUs with time-based vesting, so that our NEOs will be incentivized to increase stockholder value over the long term and encourage our NEOs to remain with the Company. In the past, we utilized RSUs rather than other forms of equity compensation because we believed that RSUs effectively met our equity incentive objectives and we believed that the accounting treatment of RSUs is more attractive than that of other forms of equity compensation in light of FASB ASC Topic 718. In April 2012, we also issued stock options to our NEOs other than our CEO, which we believed was appropriate at the time in order to maximize the incentive of our NEOs to increase the value of the Company.

Recognizing Contributions

We use a combination of company goals and individual performance measures to motivate exceptional performance. We award annual cash bonuses based upon a variety of factors that include our operating performance, which we believe is best measured by revenue growth and earnings before interest, taxes, depreciation and amortization, or EBITDA, as well as each participant’s individual initiative and performance, as measured by individual goals unique to the NEO’s position and responsibilities. To compute EBITDA, we begin with reported net income (loss) as reported in accordance with generally accepted accounting principles. We then subtract interest income and add income tax expense, depreciation and amortization, non-cash charges, and other items as determined in the discretion of the Compensation Committee.

Elements of the Compensation Program

Our executive compensation program is designed to reflect the philosophy and objectives we have described above. The elements of executive pay are presented in the table below and discussed in more detail in the following paragraphs:

Component	Type of Payment	Goal and Objective
Base Salary	Fixed annual cash payments with each executive eligible for annual increase.	Attract and retain executive talent.

Annual Incentive Bonus	Company and individual performance-based annual cash payment.	Encourage growth/increase stockholder value; recognize contribution of management.

Long-term Incentives	Company and individual performance-based equity awards.	Align interests of executives with those of our stockholders; encourage executive retention.

We view these components of compensation as related, but distinct. Although our Compensation Committee does review total compensation, we do not believe that significant compensation derived from one component of compensation should negate or reduce compensation from other components. The Compensation Committee determines the appropriate level for each compensation component based in part, but not exclusively, on competitive benchmarking consistent with our recruiting and retention goals, our view of internal equity and consistency, and other considerations we deem relevant, such as rewarding extraordinary performance. In setting compensation in the past, the Compensation Committee has utilized competitive benchmarking derived from reports obtained from Tech America and Culpepper, which offer compensation data for companies in the electrical equipment and electronics industry that generate less than $100 million in revenue. We believe that, as is common in the technology sector, long-term equity awards are the primary compensation-related motivator in attracting and retaining employees and that salary and bonus levels are secondary considerations to most employees. Except as described below, our Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of non-cash compensation. Our Compensation Committee’s philosophy, however, is to make a greater percentage of an employee’s compensation performance-based as he or she becomes more senior and to keep cash compensation to the minimum competitive level while providing the opportunity to be well rewarded through equity if the Company performs well over time.

Base Salary. During 2012, the Compensation Committee reduced the base salary of Mr. Heil, our CEO, to $333,000 per year, and slightly increased the base salaries of our other NEOs to $200,000 in recognition of the importance of their roles to the Company’s success and, in the case of Messrs. Johnson and Egorin, in connection with their promotion to positions of executive management of the Company. The Compensation Committee determined NEO base salaries based in part on evaluations of the Company’s overall performance and on peer group pay levels for similar positions that had been conducted in prior years. The Compensation Committee also considered other factors including the executive officer’s role, past performance, experience and capabilities. The Compensation Committee does not assign relative weights to these factors and instead makes a subjective determination based on all of the factors. Base salaries are reviewed on an annual basis as well as at the time of any promotions or other changes in responsibilities. We believe that the salaries paid achieved our objectives and were appropriate.

Incentive Compensation. The Compensation Committee is responsible for administering and interpreting our incentive compensation program, including determining eligibility, approving performance goals and plans, and determining bonus awards. Effective as of January 1, 2013, for 2010, 2011 and 2012, the Compensation Committee adopted an incentive bonus plan based primarily on EBITDA and revenue targets but did not set specific individual goals for each participant. We use EBITDA as a performance target because we believe it accurately reflects our compensation philosophy of encouraging growth and creating increased stockholder value through the efficient use of corporate assets. Because it eliminates non-cash charges such as depreciation and amortization, we believe that EBITDA provides a good measure not only of our sales growth but also our ability to control costs. In addition to EBITDA, we added a revenue target for 2010, 2011 and 2012 because we believe it encourages sales growth and accounts for our desire to invest in the long-term growth of our business, potentially at the expense of our near-term profitability, when growth opportunities present themselves.

The Compensation Committee adopted a separate commission and management by objective (MBO) plan primarily for Mr. Dennison (who voluntarily resigned his position with the Company effective as of January 1, 2013) based on quarterly revenue targets. The Compensation Committee used revenue as the performance target for Mr. Dennison because Mr. Dennison’s primary responsibility was to generate sales. The Compensation Committee believed that linking Mr. Dennison’s incentive compensation to quarterly revenue goals would encourage sales growth, consistent with our desire to invest in the long-term growth of our business when growth opportunities present themselves, potentially at the expense of our near-term profitability. Mr. Dennison’s MBO’s were determined quarterly by the CEO and reviewed by the Chair of the Compensation Committee. These individual MBO’s were designed to reward the accomplishment of objectives that are specific to Mr. Dennison, such as the establishment of a sales relationship with a new customer. For 2012, Messrs. Johnson and Egorin also received compensation based on the achievement of certain MBO targets based upon EBITDA, revenue, gross margin and other sales and marketing objectives relevant to their roles in the sales and marketing process.

In determining whether to make incentive compensation payments to our NEOs under the incentive compensation program, the Compensation Committee considers input from our NEOs and, among other things, the Company’s achievement of specific EBITDA and revenue targets, and the weighting of EBITDA and revenue targets for each officer as set forth in the formula below. The Compensation Committee has the discretion to take individual performance into account and to make adjustments, up or down, of the amount to be paid under the formula described below.

We do not use historical performance as a predictor of future performance. Our future financial results, including EBITDA and revenue, are subject to many risk factors, all of which are detailed in our Annual Report on Form 10-K for the year ended December 31, 2012 (see Risk Factors section therein), and contribute to our belief that our incentive performance goals should be challenging to obtain. Some of these challenges include our ability to generate new, and replace lost, customers, our ability to develop new products and technology, our ability to obtain adequate pricing for our products, and to improve our cost structure. For these reasons, we expect the 2013 performance targets to be difficult to achieve.

The following is a summary of the individual incentive compensation programs for our NEOs during 2012:

Michael D. Heil. Under the 2012 program, the EBITDA and revenue targets accounted for 40% and 60% of Mr. Heil’s targeted bonus, respectively. The 2012 EBITDA and revenue targets were not achieved and, as a result, Mr. Heil did not receive a bonus for 2012.

J. Brian Dennison. Under the 2012 program, EBITDA and revenue targets accounted for 20% and 30% of Mr. Dennison’s targeted bonus, respectively, and commissions and MBO’s accounted for the other 50% of Mr. Dennison’s targeted bonus. The 2012 EBITDA and revenue targets were not achieved. Mr. Dennison did earn $22,599, however, as a result of achieving certain commission and MBO targets.

Phillip Johnson. Under the 2012 program, the EBITDA and revenue targets accounted for 40% and 60% of Mr. Johnson’s targeted bonus, respectively. The 2012 EBITDA and revenue targets were not achieved. However, Mr. Johnson did receive a discretionary bonus of $34,137 during 2012 due to the achievement of certain MBO targets.

Seth Egorin. Under the 2012 program, the EBITDA and revenue targets accounted for 40% and 60% of Mr. Egorin’s targeted bonus, respectively. The 2012 EBITDA and revenue targets were not achieved. However, Mr. Egorin did receive a discretionary bonus of $12,800 for the achievement of certain MBO targets and received sales commissions of $15,736 as a result of achieving certain sales and marketing targets.

Equity Compensation. We believe that stock ownership by our executive officers, through our equity-based compensation plans, aligns the interests of the executive officers with those of our stockholders. By using equity-based compensation, over a period of time, our executive officers should become larger holders of common stock. This approach is intended to strengthen their identification and interests with our stockholders and make increasing stockholder value an even more important focus for our management group. The Compensation Committee believes that the use of equity-based compensation combined with a focus on our operating performance will create a balance of these two long-term objectives.

Long-term equity grants are made under the Omnibus Plan adopted by the Company’s stockholders at its 2004 annual meeting, as amended by the Company’s stockholders at its 2012 annual meeting. The Compensation Committee may make the following types of grants under the Omnibus Plan, with terms to be established by the Compensation Committee:

•	Stock options;

•	Stock appreciation rights;

•	Restricted stock awards;

•	Performance awards; and

•	Other stock-based awards.

The total aggregate number of shares of our common stock that may be issued under the Omnibus Plan is 445,833 shares, as adjusted retrospectively to reflect the 1-for-12 reverse stock split effective as of January 28, 2013. This share limit will be further adjusted in the event of a stock dividend, spin-off, merger or other event affecting our capitalization. The Omnibus Plan will terminate by its terms in March 2024.

All full-time employees, including the NEOs, are eligible to receive RSUs and stock options under the terms of the Omnibus Plan. We believe that RSUs and stock options serve to recognize the contribution of our employees and encourage long-term employee retention. We set the vesting of these equity awards based primarily on continued service with the Company. All RSUs granted to our employees since January 2007 are time-based awards, with vesting generally occurring either 25% per year over four years or, more recently, 33% per year over three years. All stock options granted to our employees during 2012 are time-based awards, with vesting generally occurring 33% per year over three years. Our outstanding RSUs may vest earlier, on a pro-rata basis, upon the death, disability, termination without cause, or retirement of the plan participants or in full upon a change in control of the Company. Our outstanding stock options may vest earlier or in full upon a change of control of the Company. This potential accelerated vesting is discussed under “Employment Agreements and Termination Payments” below. We do not time RSU or other equity grants in coordination with the release of material non-public information.

During 2012, the Compensation Committee awarded 17,500 stock options each to Messrs. Dennison, Egorin and Johnson pursuant to the Omnibus Plan. Each of these stock option awards vest 33% per year over three years and may vest (i) earlier on a pro-rata basis if a change of control occurs prior to April 10, 2013 and the NEO is terminated within one year after the change in control event, or (ii) in full upon a change of control of iGo occurring after April 10, 2013. We did not grant any RSUs to our NEOs during 2012.

In addition, during 2011 the Committee approved a program that would result in issuances of unrestricted shares of the Company’s common stock (“Company Shares”) to the NEOs pursuant to the Omnibus Plan if the Compensation Committee determined in its discretion that the Company achieved its annual revenue and EBITDA performance objectives for the years ended December 31, 2011 and December 31, 2012 (the “Performance Share Program”). Under the Performance Share Program, Mr. Heil had the opportunity to earn 37,500 Company Shares and Mr. Dennison had the opportunity to earn up to an additional 15,000 Company Shares each year in the spring of 2012 and the spring of 2013 if the Compensation Committee determined that iGo achieved its respective 2011 and 2012 revenue and EBITDA performance objectives. The Compensation Committee determined that the Company did not achieve either its 2011 or its 2012 revenue and EBITDA performance objectives and, therefore, the NEOs did not receive any additional Company Shares for 2011 or 2012. The Performance Share Program was not continued for 2013.

Other Executive Benefits and Perquisites

Our NEOs are eligible to participate in all of our employee benefit plans, such as medical, dental, group life, long-term disability insurance and our 401(k) plan.

Other Compensation Matters

Deductibility of Executive Compensation. Section 162(m) of the Internal Revenue Code limits the tax deductibility by a publicly-held corporation of compensation in excess of $1 million paid to the CEO or any other of its four most highly compensated executive officers, unless that compensation is “performance-based compensation” as defined by the Internal Revenue Code. The Compensation Committee considers deductibility under Section 162(m) with respect to our compensation arrangements with executive officers. However, the Compensation Committee and the Board believe that it is in the best interest of the Company that the Compensation Committee retain its flexibility and discretion to make compensation awards, whether or not deductible, in order to foster achievement of performance goals established by the Compensation Committee as well as other corporate goals that the Compensation Committee deems important to our success, such as encouraging employee retention and rewarding achievement. Historically, we have not paid compensation to our executive officers that resulted in any amount that was not deductible under Section 162(m).

Policy on Recovery of Compensation. Our CEO and CFO are required to repay certain bonuses and equity-based compensation they receive if we are required to restate our financial statements as required by the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Act of 2010.

Significant Events After December 31, 2012

Mr. Dennison voluntarily resigned from his position as Vice President, America Sales, effective as of January 1, 2013.

Mr. Egorin was terminated from his position as Vice President, Marketing and Strategic Planning, effective January 15, 2013.

Summary Compensation Table

The following table sets forth information regarding the compensation of our principal executive officer (PEO) and the three most highly compensated executive officers other than our PEO who were serving as executive officers at December 31, 2012, the end of our last completed fiscal year (our named executive officers).

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Stock Awards(2) ($)	Non-Equity Incentive Plan Compensation(3) ($)	All Other Compensation(4) ($)	Total ($)
Michael D. Heil	2012	346,806	—	—	—	11,433	358,239
President, Chief Executive Officer and Member of the Board of Directors	2011	380,000	—	450,000	—	8,689	838,689

J. Brian Dennison(5)	2012	195,031	—	157,500	22,599	8,761	383,891
Vice President, Americas Sales	2011	183,000	—	180,000	17,467	4,359	384,826

Phillip Johnson(6)	2012	192,344	34,137	157,500	—	16,721	400,702
Vice President, Product Development

Seth Egorin(7)	2012	188,308	12,800	157,500	15,736	5,624	379,968
Vice President, Marketing and Strategic Planning

(1)	In 2012, under the incentive bonus plan, the Committee decided to grant discretionary bonuses to Messrs. Johnson and Egorin as result of achieving certain MBO targets related to sales and marketing.
(2)	The amounts shown in this column for 2012 reflect stock options granted during 2012, whereas the amounts for 2011 reflect RSUs granted during that year. The awards are presented at their grant date fair value, computed in accordance with ASC Topic 718. A discussion of the assumptions used in calculating the grant date fair value is set forth in Note 13 to the Notes to our consolidated financial statements included in our Annual Report on Form 10-K. There were no forfeitures by the NEOs during fiscal years 2012 and 2011.
(3)	The amount shown in this column represents the annual cash incentive award earned under the Company’s incentive cash bonus plan. As discussed under the caption “Executive Compensation — Elements of the Compensation Program,” the 2012 and 2011 EBITDA and revenue targets were not achieved and, accordingly, our NEOs did not receive any annual cash incentive bonus payments under this program for 2012 or 2011. As discussed under the referenced heading, however, Messrs. Dennison and Egorin received cash commission payments of $22,599 and $15,736, respectively, as a result of achieving certain commission and MBO targets unique to their roles in the sales and marketing functions.
(4)	The amounts set forth under “All Other Compensation” represent the aggregate dollar amount, for each NEO, of any applicable perquisites and other personal benefits, 401(k) and similar retirement plan contributions by the Company, insurance premiums, travel expenses, home internet reimbursement, and severance pay and paid time off payout, as follows:

Name	Year	Retirement Plan Contributions ($)	Insurance Premiums ($)	Other ($)	Severance Pay and Paid Time Off Payout ($)
Michael D. Heil	2012	8,766	2,667	—	—
	2011	8,689	—	—	—

J. Brian Dennison	2012	7,482	1,279	—	—
	2011	4,359	—	—	—

Phillip Johnson(1)	2012	16,721	—	—	—

Seth Egorin	2012	4,434	1,190	—	—

(5)	Mr. Dennison voluntarily resigned from his position as Vice President, America Sales, effective as of January 1, 2013.
(6)	Amounts paid in Australian Dollars (AUD) were converted to U.S. Dollars (USD) in 2012 using a year-end conversion rate of 1.0371.
(7)	Mr. Egorin was terminated from his position as Vice President, Marketing and Strategic Planning, effective January 15, 2013.

Relationship of Salary and Annual Incentive Compensation to Total Compensation

The following table sets forth the relationship of salary and annual incentive compensation to total compensation for each of our PEO and our other NEOs during 2012.

Name	% of Salary to Total Compensation	% of Annual Cash Incentive Payment to Total Compensation
Michael D. Heil	97	—
J. Brian Dennison	51	—
Phillip Johnson	48	—
Seth Egorin	50	—

Employment Agreements and Termination Payments

We currently have employment agreements with Messrs. Heil and Johnson. Our employment agreement with Mr. Egorin was terminated upon his departure from the Company effective on January 15, 2013. Mr. Heil’s employment agreement was set to expire on June 11, 2011. However, it continues to automatically renew on a year-to-year basis at the end of each annual term, unless either party to the agreement gives the other party notice of termination at least 90 days prior to the end of the then current term. The employment agreement provides for increases in base salary as determined by the Board of Directors. Mr. Johnson’s employment agreement is set to expire on October 7, 2013, with automatic renewal on a year-to-year basis thereafter unless either party gives the other party notice of termination at least 90 days prior to the end of the then current term. The agreement provides for increases in base salary at the discretion of the Company’s chief executive officer.

Pursuant to the terms of all of our outstanding RSU agreements, all RSUs granted to employees, including NEOs, will vest on a pro rata basis upon the individual’s death, disability, termination without cause, or retirement or in full upon a change in control of the Company.

Michael D. Heil. Effective as of April 10, 2012, Mr. Heil’s annual base salary was reduced to $333,000. Mr. Heil has a targeted annual calendar year cash bonus of 70% of his then current salary which, if earned in the future, will be payable in shares of Company stock. If Mr. Heil is terminated without cause or as a result of his constructive termination, he is entitled to receive (a) an amount equal to twelve months of his then applicable salary, (b) an amount equal to his targeted bonus for the applicable calendar year multiplied by a fraction, the numerator of which shall be the actual days he was employed by iGo during such calendar year, and the denominator of which shall be 365, and (c) a pro-rated number of his unvested restricted stock units (“RSUs”) shall vest automatically, determined by multiplying the number of unvested RSUs by a fraction, the numerator of which is the number of complete months of his continuous employment from the grant date of the RSUs and the denominator of which is the number of complete months between the grant date of the RSUs and the original time based vesting date, and (d) continued health benefits for a period of six months. In the event Mr. Heil is terminated following a change in control of the Company, Mr. Heil is entitled to receive (a) an amount equal to eighteen months of his then applicable salary, (b) an amount equal to eighteen months of his targeted bonus for the applicable calendar year, (c) full vesting of his unvested RSUs, and (d) continued health benefits for a period of eighteen months.

J. Brian Dennison. Effective as of April 10, 2012, Mr. Dennison’s annual base salary was increased to $200,000. For 2012, Mr. Dennison’s targeted quarterly commission was equal to 35% of his annual base salary and targeted management by objectives (MBO) targets were equal to 35% of his annual base salary, for a combined total quarterly commission and bonus equal to 70% of his annual base salary. Any bonus payments earned by Mr. Dennison were to be paid in shares of Company stock and any commission and MBO payments earned by Mr. Dennison were to be paid in cash. Mr. Dennison did not have an employment agreement. Pursuant to a Company-wide severance policy established by the Compensation Committee, however, if Mr. Dennison were terminated without cause or as a result of his constructive termination, he would be entitled to receive (a) an amount equal to six months of his then applicable salary, (b) automatic vesting of a pro-rated number of his unvested RSUs, determined by multiplying the number of unvested RSUs by a fraction, the numerator of which is the number of complete months of his continuous employment from the grant date of the RSUs and the denominator of which is the number of complete months between the grant date of the RSUs and the original time based vesting date, and (c) continued health benefits for a period of six months. In the event Mr. Dennison had been terminated following a change in control of the Company, he would have been entitled to receive (a) an amount equal to twelve months of his then applicable salary, (b) an amount equal to twelve months of his targeted bonus for the applicable calendar year, (c) full vesting of his unvested RSUs, and (d) continued health benefits for a period of twelve months. Mr. Dennison voluntarily resigned from his position as Vice President, America Sales, effective January 1, 2013.

Phillip Johnson. Effective as of April 10, 2012, Mr. Johnson was promoted to the position of Vice President, Product Development and his annual base salary was increased to $200,000. Mr. Johnson has a targeted annual calendar year cash bonus of 40% of his then current salary. If Mr. Johnson is terminated without cause or as a result of his constructive termination, he is entitled to receive (a) an amount equal to six months of his then applicable salary, (b) a pro-rated number of his RSUs and options shall vest automatically, determined by multiplying the number of unvested RSUs or options by a fraction, the numerator of which is the number of complete months of his continuous employment from the grant date of the RSUs or options and the denominator of which is the number of complete months between the grant date of the RSUs or options and the original time based vesting date, and (c) continued health benefits for a period of six months. In the event Mr. Johnson is terminated following a change in control of the Company, he shall be entitled to receive (a) an amount equal to twelve months of his then applicable salary, (b) an amount equal to twelve months of his targeted bonus for the applicable calendar year, (c) full vesting of his unvested RSUs, and (d) continued health benefits for a period of twelve months. In addition, if a change in control of the Company occurs before his stock options have fully vested, Mr. Johnson is entitled to receive either (a) full vesting of his options upon a change of control of iGo occurring after April 10, 2013, or (b) vesting of 50% of his unvested options if the change in control occurs prior to April 10, 2013 and the NEO is terminated within one year after the change in control event.

Seth Egorin. Effective as of April 10, 2012, Mr. Egorin was promoted to the position of Vice President, Marketing and Strategic Planning, and his annual base salary was increased to $200,000. Mr. Egorin had a targeted annual calendar year cash bonus of 40% of his then current salary. In the event of his termination without cause or as a result of his constructive termination, he was entitled to receive (a) an amount equal to six months of his then applicable salary, (b) automatic vesting of a pro-rated number of his RSUs and options, determined by multiplying the number of unvested RSUs or options by a fraction, the numerator of which is the number of complete months of his continuous employment from the grant date of the RSUs or options and the denominator of which is the number of complete months between the grant date of the RSUs or options and the original time based vesting date, and (c) continued health benefits for a period of six months. In the event Mr. Egorin had been terminated following a change in control of the Company, he would have been entitled to receive (a) an amount equal to twelve months of his then applicable salary, (b) an amount equal to twelve months of his targeted bonus for the applicable calendar year, (c) full vesting of his unvested RSUs, and (d) continued health benefits for a period of twelve months. In addition, if a change in control of the Company had occurred before his stock options had fully vested, Mr. Egorin was entitled to receive either (a) full vesting of his options upon a change of control of iGo occurring after April 10, 2013, or (b) vesting of 50% of his unvested options if a change in control occurred prior to April 10, 2013 and the NEO was terminated within one year after the change in control event. Mr. Egorin was terminated from his position as Vice President, Marketing and Strategic Planning, effective January 18, 2013.

Termination and Change in Control Payments Table

The table below contains certain information concerning termination and change in control payments as if the event occurred on December 31, 2012 for our NEOs.

Name	Type of Benefit	Before Change in Control Termination w/o Just Cause or Constructive Termination ($)		After Change in Control Termination w/o Just Cause or Constructive Termination ($)		Voluntary Termination or with Just Cause ($)	Death / Disability ($)	Change in Control ($)
Michael D. Heil	Severance Pay	566,100	(1)	849,150	(1)	-0-	-0-	-0-
	RSU Acceleration	9,681		28,500		-0-	9,681	28,500
	Option Acceleration	-0-		-0-		-0-	-0-	-0-
	Total	575,781		877,650		-0-	9,681	28,500
J. Brian Dennison(5)	Severance Pay	100,000	(3)	340,000	(4)	-0-	-0-	-0-
	RSU Acceleration	8,505		17,572		-0-	8,505	17,572
	Option Acceleration	-0-		-0-		-0-	-0-	-0-
	Total	108,505		357,572		-0-	8,505	17,572
Phillip Johnson	Severance Pay	100,000	(3)	280,000	(4)	-0-	-0-	-0-
	RSU Acceleration	3,355		14,248		-0-	3,355	14,248
	Option Acceleration	-0-		-0-		-0-	-0-	-0-
	Total	103,355		294,248		-0-	3,355	14,248
Seth Egorin(6)	Severance Pay	100,000	(3)	280,000	(4)	-0-	-0-	-0-
	RSU Acceleration	3,355		14,248		-0-	3,355	14,248
	Option Acceleration	-0-		-0-		-0-	-0-	-0-
	Total	103,355		294,248		-0-	3,355	14,248

(1)	Amount reflects a lump sum payment equal to 100% of Mr. Heil’s annual base salary plus an annual bonus payment of 70% of his annual base salary at December 31, 2012 (which represents bonus payment at 100% of the incentive compensation performance level).
(2)	Amount reflects a lump sum payment equal to eighteen months of Mr. Heil’s annual base salary at December 31, 2012 and eighteen months of his annual bonus payment calculated at 70% of his annual base salary at December 31, 2012.
(3)	These amounts reflect a lump sum payment equal to 50% of the individual’s annual base salary at December 31, 2012.
(4)	These amounts reflect a lump sum payment equal to 100% of the individual’s annual base salary at December 31, 2012 plus 100% of his incentive compensation at the 100% performance level. For Mr. Dennison, the incentive compensation includes both bonus and commission components.
(5)	Mr. Dennison voluntarily resigned from his position as Vice President, America Sales, effective as of January 1, 2013. He received no severance pay or accelerated vesting of unvested RSUs or stock options as of that date.
(6)	Mr. Egorin was terminated from his position as Vice President, Marketing and Strategic Planning, effective January 15, 2013. The Company and Mr. Egorin entered a Separation Agreement and General Release effective of even date therewith, setting forth the terms of his severance and other termination-related payments, including a lump-sum payment equivalent to six months’ salary and payment of continuing health insurance benefits for a period of six months as set forth on Form 8-K filed by the Company on January 16, 2013.

We believe that our severance and change in control provisions are consistent with the programs and levels of severance and post-employment compensation of other companies in our peer group and believe that these arrangements are reasonable.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning stock options held by each of the NEOs as of December 31, 2012, as adjusted to reflect a 1-for-12 reverse stock split of the Company’s common stock effective as of January 28, 2013.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity incentive plan awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Michael D. Heil(1)	—	—	—	—	—
J. Brian Dennison(2)	—	17,500	—	9.00	April 10, 2022
Phillip Johnson(3)	—	17,500	—	9.00	April 10, 2022
Seth Egorin(4)	—	17,500	—	9.00	April 10, 2022

(1)	Mr. Heil was not granted stock options during the year ended December 31, 2012 and does not hold any stock options
(2)	Mr. Dennison voluntarily resigned from his position with the Company effective as of January 1, 2013, forfeiting all remaining unvested stock options at that time.
(3)	Mr. Johnson’s stock options vested one third on April 10, 2013 and are scheduled to vest an additional one third on each of April 10, 2014 and April 10, 2015, contingent on his continued employment with the Company.
(4)	Mr. Egorin was terminated from his position with the Company effective January 15, 2013.

The following table sets forth information concerning unvested RSUs for each of the NEOs as of December 31, 2012, as adjusted to reflect a 1-for-12 reverse stock split of the Company’s common stock effective as of January 28, 2013.

	Stock Awards
Name	Number of Shares or Units That Have Not Vested (#)	Market Value of Shares of Units of Stock That Have Not Vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Michael D. Heil(1)	8,333	28,500	—	—
J. Brian Dennison(2)	5,138	17,572	—	—
Phillip Johnson(3)	4,167	14,248	—	—
Seth Egorin(4)	4,167	14,248	—	—

(1)	4,167 of Mr. Heil’s RSUs will automatically vest on April 28, 2013 and 4,166 will vest on April 28, 2014, and earlier, in full, upon a change of control, or on a pro rata basis upon Mr. Heil’s death, disability, termination without cause or retirement.
(2)	1,805 of Mr. Dennison’s RSUs were scheduled to vest on April 2, 2013 and an additional 1,667 RSUs were scheduled to vest on each of April 28, 2013 and April 28, 2014, and earlier, in full, upon a change of control, or on a pro rata basis upon Mr. Dennison’s death, disability, termination without cause or retirement. Mr. Dennison voluntarily resigned from his position with the Company effective as of January 1, 2013, however, forfeiting all remaining unvested RSUs at that time.
(3)	4,167 of Mr. Johnson’s RSUs are scheduled to vest on October 7, 2013, and earlier, in full, upon a change of control, or on a pro rata basis upon Mr. Johnson’s termination without cause or retirement.
(4)	Mr. Egorin’s RSUs were scheduled to vest on October 7, 2013, and earlier, in full, upon a change of control, or on a pro rata basis upon Mr. Johnson’s termination without cause or retirement. Mr. Egorin was terminated from his position with the Company effective January 15, 2013 and received accelerated vesting of 1,153 RSUs in connection therewith, of which 457 were withheld for tax purposes.

Option Exercises and Stock Vested

There were no option exercises during 2012. The following table reflects the aggregate value realized by the NEOs for RSUs that vested in 2012, as adjusted to reflect a 1-for-12 reverse stock split of the Company’s common stock effective as of January 28, 2013.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(1) ($)
Michael D. Heil	14,583	119,188
J. Brian Dennison	3,472	32,333
Phillip Johnson	4,167	18,000
Seth Egorin	4,167	18,000

(1)	Represents the fair market value on the date the RSUs vested based on the closing trading price of the Company’s shares on the Nasdaq Capital Market on that date.

Director Compensation

Director Compensation Program

The Compensation Committee is responsible for reviewing and approving the compensation of our non-employee directors. All of our non-employee directors are paid under the same compensation program. Officers of iGo who also serve as directors do not receive any additional compensation for services as a director.

We use a combination of cash and equity-based compensation to attract and retain our non-employee directors. Compensation for our non-employee directors typically consists of a monthly cash retainer, meeting fees, and annual grants of restricted stock units (“RSUs”). Stock options are not currently a part of our non-employee director compensation program, and we do not provide retirement benefits to our non-employee directors. We grant equity awards to directors under our Amended Omnibus Long-Term Incentive Plan (the “Omnibus Plan”). Under this plan, we are able to grant stock options, stock appreciation rights, restricted stock awards and other stock awards as a means to attract and retain qualified individuals to serve on our Board and to align their interests with those of our stockholders. The plan is administered and interpreted by our Compensation Committee. The Compensation Committee has the authority to determine the members of our Board to whom grants will be made, the time when grants will be made, and the type, size, and terms of each grant. The Compensation Committee also has the authority to deal with any other matters arising under the Omnibus Plan. However, the Compensation Committee does not have authority to re-price stock options or stock appreciation rights awarded under the plan without stockholder approval.

The compensation program for our non-employee directors currently consists of the following:

•	a cash retainer of $5,000 per month for the Chairman of the Board and $2,500 per month for all members other than the Chairman of the Board;

•	a cash meeting fee of $3,500 for each annual meeting of stockholders attended, $2,500 for each board meeting attended in person, and $600 for each committee meeting and telephonic board meeting;

•

5,000 RSUs (as adjusted to reflect a 1-for-12 reverse stock split of the Company’s common stock effective as of January 28, 2013) upon election, or re-election, to the board of directors that vests on a pro rata basis of one-third per year on the anniversary of the grant date, subject to earlier vesting, on a pro rata basis, upon a director’s death, disability, or retirement;

•

333 RSUs upon appointment to any board committee, 250 RSUs to the Chair of the Audit Committee, 208 RSUs to the Chairs of the Compensation and Human Resources Committee and Corporate Governance and Nominating Committee, and 833 RSUs to the Chairman of the Board (as adjusted to reflect the 1-for-12 reverse stock split effective as of January 28, 2013), all of which vest in full on the first anniversary of the grant date, subject to earlier vesting, on a pro rata basis, upon a director’s death, disability, or retirement.

Beginning with the quarter ending March 31, 2012, our non-employee directors have the right to elect, in advance, to receive all of the above-described cash compensation in the form of shares of the Company’s common stock in an amount equal to (a) the total cash payment earned during such quarter, divided by (b) the average closing price of the Company’s common stock on the Nasdaq Global Market during the last five trading days of such quarter. All shares granted to our non-employee directors in lieu of cash will be issued under the Omnibus Plan. Messrs. Ax and Welts elected to receive the above-described compensation in the form of shares of the Company’s common stock for the quarters ended March 31, 2012 and June 30, 2012 in order to assist the Company in preserving its cash position. All directors received cash compensation for the quarters ended September 30, 2012 and December 31, 2012.

Directors are also reimbursed for expenses in connection with their attendance at board and committee meetings.

Director Compensation Table

The following table sets forth information regarding the compensation of our non-employee directors for 2012. Mr. Heil, who is our President and Chief Executive Officer, does not receive any additional compensation for his service as a director.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Peter L. Ax	20,700	30,800	51,500
Michael J. Larson	76,300	10,780	87,080
Frederic Welts	21,100	30,580	51,680

(1)	The number of shares of common stock underlying stock award granted in 2012 are as follows:

Name	Number of shares	$ Amount(4)
Peter L. Ax(1)	5,273	30,800
Michael J. Larson(2)	2,042	10,780
Frederic Welts(3)	5,231	30,580

(1)	Includes 1,250 RSUs granted for annual Board and Board committee appointments and 4,023 shares of common stock granted in lieu of cash for monthly retainer and meeting attendance fees during the quarters ended March 31, 2012 and June 30, 2012, respectively.
(2)	Reflects RSUs granted for annual Board and Board committee appointments.
(3)	Includes 1,208 RSUs granted for annual Board and Board committee appointments and 4,023 shares of common stock granted in lieu of cash for monthly retainer and meeting attendance fees during the quarters ended March 31, 2012 and June 30, 2012, respectively.
(4)	Dollar amount of RSUs were determined in accordance with FASB ASC Topic 718 and adjusted retrospectively to reflect a 1-for-12 reverse stock split effective as of January 28, 2013

The total number of unvested RSUs held by the non-employee directors at December 31, 2012 was as follows: Mr. Ax 4,583, Mr. Larson 5,375, and Mr. Welts 2,874. At December 31, 2012, the Company accrued $12,303, representing RSU grants relating to annual board and committee appointments, which will be issued to the Board of Directors on June 25, 2013, as adjusted for the 1-for-12 reverse stock split.

Compensation Committee Interlock and Insider participation

None of Messrs. Ax, Larson or Welts, each of whom served as a member of our Compensation Committee during the past year, has at any time been one of our officers or employees nor had any relationship that required disclosure under Item 404 of Regulation S-K. None of our executive officers serves as a member of the board or compensation committee of any entity which has one or more executive officers serving as a member of our Board or Compensation Committee.

Compensation Committee Report

The following report of the Compensation Committee shall not be deemed to be incorporated by reference into any previous filing by us under either the Securities Act of 1933, as amended (“Securities Act”), or the Exchange Act that incorporates future Securities Act or Exchange Act filings in whole or in part by reference.

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis set forth above. Based on our review and discussions, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

COMPENSATION COMMITTEE

Michael J. Larson (Chair) Peter L. Ax Frederic Welts

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table gives aggregate information regarding grants under all of our equity compensation plans through December 31, 2012, as adjusted to reflect a 1-for-12 reverse stock split of the Company’s common stock effective as of January 28, 2013.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities remaining available for future Issuance under Equity Compensation Plans (excluding Securities reflected in Column (a)) (c)(1)
Equity compensation plans approved by stockholders	87,500	$9.00	307,451
Equity compensation plans not approved by stockholders(2)	417	$91.08	—
Total:	87,917	$9.38	307,451

(1)	Includes 147,352 shares available under the 2001 Employee Stock Purchase Plan and 160,099 shares available under the Omnibus Plan.
(2)	Reflects 417 warrants issued to Silicon Valley Bank at an exercise price of $91.08 per share in connection with an amendment to our former line of credit, which are fully vested and expire on September 3, 2013.

Beneficial Ownership Table

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April15, 2013, as adjusted to reflect a 1-for-12 reverse stock split of the Company’s common stock effective as of January 28, 2013, by:

•	each person or entity known by us to beneficially own 5% or more of the outstanding shares of our common stock;

•	each of our Directors and named executive officers; and

•	all of our Directors and named executive officers as a group.

Unless otherwise noted, the persons named below have sole voting and investment power with respect to the shares shown as beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percentage(3)
Directors and Executive Officers:
Peter L. Ax	14,120	*
Michael D. Heil	76,290	2.6%
Michael J. Larson	13,264	*
Frederic Welts	11,793	*
J. Brian Dennison(4)	8,111	*
Phillip Johnson	10,291	*
Seth Egorin(5)	3,469	*
Executive officers and directors as a group (7 persons)	137,338	4.7%
5% or more Stockholders:
Adage Capital Partners, L.P.(6)	612,458	21.1%

*	Represents beneficial ownership of less than 1%.
(1)	The address of all directors and officers is c/o iGo, Inc., 17800 N. Perimeter Dr., Suite 200, Scottsdale, Arizona 85255.
(2)	“Beneficially” owned shares, as defined by the Securities and Exchange Commission, are those shares as to which a person has voting or investment power, or both. “Beneficial” ownership does not necessarily mean that the named person is entitled to receive the dividends on, or the proceeds from the sale of, the shares.
(3)	Percentage of beneficial ownership is based upon 2,903,528 shares of common stock outstanding as of April 15, 2013. For each named person, this percentage includes common stock that such person has the right to acquire either currently or within 60 days after April 15, 2013, including upon the exercise of an option or warrant or the vesting of a restricted stock unit.
(4)	Mr. Dennison voluntarily resigned from his position with the Company effective as of January 1, 2013.
(5)	Mr. Egorin was terminated from his position with the Company effective January 15, 2013.
(6)

Based solely on a Form 13F and a Form 4 filed with the Securities and Exchange Commission on February 14, 2013 and December 1, 2006, respectively. The forms indicate that these shares are held directly by Adage Capital Partners, L.P., a limited partnership of which Adage Capital Partners GP, L.L.C. is the general partner. The Form 4 indicates that Adage Capital Partners GP, L.L.C. has discretion over these shares, but disclaims beneficial ownership except to the extent of its pecuniary interest therein. The address for Adage Capital Partners GP, L.L.C. is 200 Clarendon Street, 52nd Floor, Boston, MA 02116.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Policy and Procedures

Pursuant to our Audit Committee Charter, the Audit Committee, or a comparable body of our board, must review and approve all related-party transactions. Our Audit Committee typically analyzes the following factors, in addition to any other factors the members of the Audit Committee deem appropriate, in determining whether to approve a related - party transaction:

•	whether the terms are fair to iGo;

•	whether the transaction is material to iGo;

•	the role the related party has played in arranging the related-party transaction;

•	the structure of the related-party transaction; and

•	the interest of all related persons in the related-party transaction.

In addition, our bylaws state that any contract or transaction with iGo in which one or more of our officers or directors have a financial interest will not be void or voidable if:

•

the material facts as to the officer or director’s relationship or interest and as to the contract or transaction are disclosed or are known to the board or committee, and the board or committee in good faith authorizes the contract or transaction by the affirmative vote of a majority of disinterested directors; or

•

the material facts as to the officer or director’s relationship or interest and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by a vote of the stockholders; or

•	the contract or transaction is fair as to iGo as of the time it is authorized, approved or ratified by the board, a committee of the board, or the stockholders.

Board and Committee Independence

The Board of Directors has determined each of the following directors to be an “independent director” as such term is defined in Nasdaq Marketplace Rule 5605(a):

Peter L. Ax

Michael J. Larson

Frederic Welts

In this proxy statement, these three directors are sometimes referred to individually as an “Independent Director” and collectively as the “Independent Directors.”

The Board of Directors has also determined that each member of the Audit, Compensation and Human Resources, and Corporate Governance and Nominating committees meets the independence requirements applicable to those committees prescribed by the rules and regulations promulgated by Nasdaq, the Securities and Exchange Commission and the Internal Revenue Service.

Meetings of Independent Directors

The Independent Directors meet in executive session at least twice a year. These meetings are chaired by the Chairman of our Board or our Lead Independent Director in the event the Chairman is not independent.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Change in Independent Registered Public Accounting Firm

During 2012, the Audit Committee completed a process to review the appointment of the Company’s independent registered public accounting firm for the year ended December 31, 2012. As a result of this process, on August 30, 2012, the Audit Committee dismissed KPMG from that role. On October 12, 2012, the Audit Committee engaged Moss Adams as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2012.

KPMG’s reports on our consolidated financial statements as of and for the fiscal years ended December 31, 2011 and December 31, 2010 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. The reports contain a separate paragraph stating that as of January 1, 2010, the Company adopted the provisions of ASU 2009-17, which changed the accounting and reporting for variable interest entities.

During the two most recent fiscal years ended December 31, 2011 and December 31, 2010, and the subsequent interim period through October 12, 2012, there were no “disagreements” between us and KPMG, as defined in Item 304(a)(1(iv) of Regulation S-K, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to KPMG’s satisfaction, would have caused KPMG to make reference to the subject matter of the disagreement in connection with its reports on the financial statements for such years.

During the fiscal years ended December 31, 2011 and December 31, 2010, and the subsequent interim periods through the appointment of Moss Adams on October 12, 2012, neither we nor anyone acting on our behalf consulted with Moss Adams regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, and neither a written report nor oral advice was provided to us by Moss Adams that was an important factor considered by us in reaching a decision as to any accounting, auditing, or financial reporting issue, or (ii) any matter that was either the subject of a “disagreement” as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a “reportable event” as defined in Item 304(a)(1)(v) of Regulation S-K, respectively.

Independent Registered Public Accounting Firm Fees

The following table sets forth the aggregate fees billed to the Company for fiscal 2012 and fiscal 2011 by Moss Adams and KPMG, respectively:

	2012	2011
Audit Fees	$177,343	$310,000
Audit-Related Fees	$23,500	7,000
Tax Fees	$5,781	—
All Other Fees	—	—

Total	$206,624	$317,000

Audit Fees for 2012 and 2011 consist of fees relating to the audit of our year-end consolidated financial statements and reviews of our quarterly financial statements. For 2012, we paid $116,750 to Moss Adams for audit fees for the period commencing on October 12, 2012. We paid $60,593 to KPMG for the first and second quarterly reviews in 2012. An additional $23,500 of Audit-Related Fees was paid to KPMG for transition type services (e.g. consent, review of workpapers and review of preferability letter, etc.). Tax Fees for 2012 consisted of $5,781 for sales and use tax return preparation by KMPG for 2012. Audit-Related Fees for 2011 relate to fees associated with the provision of a consent filed as an exhibit to the Registration Statement on Form S-8 filed by the Company on May 6, 2011.

The Audit Committee regularly determines whether specific projects or expenditures could potentially affect the independence of its independent registered public accountants. The Audit Committee has considered whether the provision of certain non-audit services is compatible with maintaining the independence of Moss Adams and KPMG and has concluded that it is compatible.

Pre-Approval of Audit and Permissible Non-Audit Services

The Audit Committee is directly responsible for the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm. The Audit Committee must approve, in advance, the provision by the independent registered public accounting firm of all audit services and permissible non-audit services. These services may include audit services, audit-related services, tax services and other services. The Audit Committee also actively engages in a dialogue with the independent registered public accounting firm with respect to any relationships or services that may impact their objectivity and independence.

Audit Committee Report

The Audit Committee has reviewed and discussed our audited consolidated financial statements with management. The Audit Committee has also discussed the matters required to be discussed by SAS No. 61, Communications with Audit Committees, as amended, (Codification of Statements on Auditing Standards, AU § 380) and Securities and Exchange Commission rules and regulations with our independent registered public accounting firm. The Audit Committee has received the written disclosures and the letter from our independent registered public accounting firm as required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and has reviewed, evaluated and discussed with the independent registered public accounting firm its independence from the Company. The Audit Committee has also discussed with management and the independent registered public accounting firm such other matters and received such assurances from them as it deemed appropriate.

Based upon the reviews and discussions of the above, the Audit Committee recommended to the Board that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission.

Respectfully submitted:

Peter L. Ax

Michael J. Larson

Frederic Welts

Notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act of 1933, as amended, or the Exchange Act, as amended, that incorporate future filings, including this proxy statement, in whole or in part, the foregoing Audit Committee Report does not constitute soliciting material and shall not be deemed filed or incorporated by reference into any such filings.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)(2) Financial Statements.

See the Index to Consolidated Financial Statements in Part II, Item 8. All financial statement schedules have been omitted because they are not applicable, or because the required information is either incorporated by reference or included in the consolidated financial statements or notes thereto included in this Form 10-K.

(3) Exhibits.

The Exhibit Index and required Exhibits immediately following the Signatures to this Form 10-K/A are filed as part of, or hereby incorporated by reference into, this Form 10-K/A, as required by Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2013.

IGO, INC.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on April 30, 2013.

SIGNATURES	TITLE

/s/ Michael D. Heil	President, Chief Executive Officer and Member of
Michael D. Heil	the Board (Principal Executive Officer and Principal Financial Officer)

/s/ Michael J. Larson	Director and Chairman of the Board
Michael J. Larson

/s/ Peter L. Ax	Director
Peter L. Ax

/s/ Frederic Welts	Director
Frederic Welts

/s/ Robert Blake	Interim Controller
Robert Blake

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger dated October 7, 2010 by and among the Company, Mobility Assets, Inc., Aerial7 Industries, Inc. and Seth Egorin, as shareholders Agent (1)

3.1	Certificate of Incorporation of the Company (2)

3.2	Articles of Amendment to the Certificate of Incorporation of the Company dated as of June 17, 1997 (3)

3.3	Articles of Amendment to the Certificate of Incorporation of the Company dated as of September 10, 1997 (2)

3.4	Articles of Amendment to the Certificate of Incorporation of the Company dated as of July 20, 1998 (2)

3.5	Articles of Amendment to the Certificate of Incorporation of the Company dated as of February 3, 2000 (2)

3.6	Articles of Amendment to the Certificate of Incorporation of the Company dated as of March 31, 2000 (3)

3.7	Certificate of Designations, Preferences, Rights and Limitations of Series G Junior Participating Preferred Stock of Mobility Electronics, Inc. (4)

3.8	Certificate of Ownership and Merger Merging iGo Merger Sub Inc. with and into Mobility Electronics, Inc. (5)

3.9	Certificate of Elimination of Series C, Series D, Series E, and Series F Preferred Stock of Mobility Electronics, Inc. (5)

3.10	Certificate of Amendment to the Certificate of Incorporation of the Company dated effective as of January 28, 2013(6)

3.11	Fourth Amended and Restated Bylaws of the Company (7)

4.1	Specimen of Common Stock Certificate (8)

4.2	Rights Agreement between the Company and Computershare Trust Company, dated June 11, 2003 (4)

4.3	Amendment No. 1 to Rights Agreement dated as of August 4, 2006, by and between the Company and Computershare Trust Company (9)

4.4	Amendment No. 2 to Rights Agreement dated as of October 11, 2006, by and between the Company and Computershare Trust Company (10)

4.5	Form of Warrant to Purchase Common Stock of the Company issued to Silicon Valley Bank on September 3, 2003 (11)

10.1	Amended and Restated 1996 Long Term Incentive Plan, as amended on January 13, 2000 (2)+

10.2	Employee Stock Purchase Plan (12)+

10.3	2004 Omnibus Plan (13)+

10.4	Form of Indemnity Agreement executed between the Company and certain officers and directors (14)

10.5	Standard Multi-Tenant Office Lease by and between the Company and I.S. Capital, LLC, dated July 17, 2002 (15)

10.6	Amendment to Lease Agreement by and between the Company and I.S. Capital, LLC, dated February 1, 2003 (15)

10.7	Second Amendment to Lease Agreement by and between the Company and I.S. Capital, LLC, dated January 15, 2004 (15)

Exhibit Number	Description of Document

10.8	Third Amendment to Lease Agreement by and between the Company and Mountain Valley Community Church, effective as of October 6, 2004 (16)

10.9	Fifth Amendment to Lease Agreement between the Company and Mountain Valley Church, effective August 25, 2008 (17)

10.10	Form of Amended and Restated 2005 Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement (18)+

10.11	Amended and Restated Form of Non-Employee Director Long-Term Incentive Plan Restricted Stock Unit Award Agreement (Annual Committee Grants) (18)+

10.12	Amended and Restated Form of Non-Employee Director Long-Term Incentive Plan Restricted Stock Unit Award Agreement (Election / Re-Election Committee Grants) (18)+

10.13	Form of 2007 Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement (19)+

10.14	Form Change In Control Agreement executed between the Company and certain officers (20)+

10.15.1	Employment Agreement, dated May 1, 2007, by and between the Company and Michael D. Heil (21)+

10.15.2	Amendment #1 to Employment Agreement, dated effective as of April 10, 2012, by and between the Company and Michael D. Heil (27)+

10.15.3	Amendment #2 to Employment Agreement, dated effective as of April 19, 2012, by and between the Company and Michael D. Heil (28)+

10.16	Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement, dated June 11, 2007 (22)+

10.17	Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement, dated June 11, 2007 (22)+

10.18	Amendment No. 1 to Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement, dated March 19, 2008 (23)+

10.19	Form of Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement (23)+

10.20	First Amendment to the iGo, Inc. Omnibus Long Term Incentive Plan (24)+

10.21	Second Amendment to the iGo, Inc. Omnibus Long Term Incentive Plan (25)+

10.22	2011 Executive Bonus Plan (25)+

10.23	Form of Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement (26)+

10.24.1	Amended and Restated Employment Agreement, dated effective as of April 10, 2012, by and between the Company and Seth Egorin (27)+

10.24.2	Separation Agreement and General Release, dated effective as of January 15, 2013, by and between the Company and Seth Egorin (29)+

10.25	Amended and Restated Employment Agreement, dated effective as of April 10, 2012, by and between the Company and Phillip Johnson (27)+

10.26	Form of Grant Notice and Stock Option Agreement for U.S. Participants (27)+

10.26	2012 Executive Bonus Plan (27)+

Exhibit Number	Description of Document

16.1	Letter of KPMG LLP dated September 6, 2012 to the United States Securities and Exchange Commission (30)

21.1

Subsidiaries

•     iGo Direct Corporation (Delaware)

•     iGo EMEA Limited (United Kingdom)

•     Mobility California, Inc. (Delaware)

•     Mobility Idaho, Inc. (Delaware)

•     Mobility Texas, Inc. (Texas)

•     Aerial7 Industries, Inc. (Delaware)

•     Adapt Mobile Limited (United Kingdom)

23.1	Consent of Moss Adams LLP (7)

23.2	Consent of KPMG LLP (7)

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)*

31.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101**	XBRL Instance Document

101**	XBRL Taxonomy Extension Schema Document

101**	XBRL Taxonomy Calculation Linkbase Document

101**	XBRL Taxonomy Presentation Linkbase Document

*	Filed / Furnished herewith
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.
+	Management or compensatory plan or agreement.
(1)	Previously filed as an exhibit to Current Report on Form 8-K filed on October 8, 2010.
(2)	Previously filed as an exhibit to Registration Statement No. 333-30264 dated February 11, 2000.
(3)	Previously filed as an exhibit to Amendment No. 2 to Registration Statement No. 333-30264 on Form S-1 dated May 4, 2000.
(4)	Previously filed as an exhibit to Current Report on Form 8-K filed on June 19, 2003.
(5)	Previously filed as an exhibit to Current Report on Form 8-K filed on May 21, 2008.
(6)	Previously filed as an exhibit to Annual Report on Form 10-K for the year end December 31, 2012 filed on April 1, 2013, which is being amended hereby.
(7)	Previously filed as an exhibit to Annual Report on Form 10-K for the year end December 31, 2008.
(8)	Previously filed as an exhibit to Amendment No. 3 to Registration Statement No. 333-30264 on Form S-1 dated May 18, 2000.
(9)	Previously filed as an exhibit to Current Report on Form 8-K filed on August 4, 2006.
(10)	Previously filed as an exhibit to Current Report on Form 8-K filed on October 12, 2006.
(11)	Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2003.
(12)	Previously filed as an exhibit to Registration Statement No. 333-69336 on Form S-8 filed on September 13, 2001.
(13)	Previously filed in definitive proxy statement on Schedule 14A filed on April 15, 2004.

(14)	Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2001.
(15)	Previously filed as an exhibit to Form 10-K for the period ended December 31, 2003.
(16)	Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2004.
(17)	Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2008.
(18)	Previously filed as an exhibit to Form 10-K for the period ended December 31, 2005.
(19)	Previously filed as an exhibit to Current Report on Form 8-K filed on January 5, 2007.
(20)	Previously filed as an exhibit to Form 10-K for the period ended December 31, 2006.
(21)	Previously filed as an exhibit to Current Report on Form 8-K filed on May 3, 2007.
(22)	Previously filed as an exhibit to Current Report on Form 8-K filed on June 13, 2007.
(23)	Previously filed as an exhibit to Current Report on Form 8-K filed on March 21, 2008.
(24)	Previously filed as an exhibit to Current Report on Form 8-K filed on May 20, 2010.
(25)	Previously filed as an exhibit to Current Report on Form 8-K filed on April 26, 2011.
(26)	Previously filed as an exhibit to Current Report on Form 8-K filed on May 3, 2011.
(27)	Previously filed as an exhibit to Current Report on Form 8-K filed on April 13, 2012.
(28)	Previously filed as an exhibit to Current Report on Form 8-K filed on April 23, 2012.
(29)	Previously filed as an exhibit to Current Report on Form 8-K filed on January 16, 2013.
(30)	Previously filed as an exhibit to Current Report on Form 8-K filed on September 6, 2012.

All other schedules and exhibits are omitted because they are not applicable or because the required information is contained in the Financial Statements or Notes thereto.