Form 10-Q
period 2013-03-31
iGo, Inc.
filed 2013-05-09
CIK 1075656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

At May 2, 2013, there were 2,910,433 shares of the Registrant’s Common Stock, par value $0.01 per share outstanding.

IGO, INC.

FORM 10-Q

i

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

IGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$8,214	$8,229
Short-term investments	2,136	2,129
Accounts receivable, net	3,534	4,131
Inventories	6,027	8,376
Prepaid expenses and other current assets	440	336

Total current assets	20,351	23,201
Property and equipment, net	361	445
Intangible assets, net	853	1,001
Long-term investments	60	60
Other assets	158	158

Total assets	$21,783	$24,865

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$1,881	$2,698
Accrued expenses and other current liabilities	854	796
Deferred revenue	303	307

Total liabilities	3,038	3,801
Stockholders’ Equity:
Common stock, $ .01 par value; authorized 90,000,000 shares; 2,898,084 and 2,896,925 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	29	29
Additional paid-in capital	175,221	175,177
Accumulated deficit	(156,426)	(153,934)
Accumulated other comprehensive loss	(79)	(208)

Total stockholders’ equity	18,745	21,064

Total liabilities and stockholders’ equity	$21,783	$24,865

The accompanying notes are an integral part of these consolidated financial statements.

IGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Revenue	$5,582	$8,247
Cost of revenue	4,701	6,802

Gross profit	881	1,445

Operating expenses:
Sales and marketing	859	1,568
Research and development	460	651
General and administrative	1,881	1,996

Total operating expenses	3,200	4,215

Loss from operations	(2,319)	(2,770)
Other income, net:
Interest income, net	2	5
Other income (expense), net	(176)	(23)

Net Loss	(2,493)	(2,788)

Basic and diluted net loss per common share	$(0.86)	$(0.99)

Basic and diluted weighted average common shares outstanding	2,898	2,814

Other comprehensive income (loss):
Unrealized gain (loss) on available for sale of investments	7	(66)
Foreign currency translation adjustments	122	202

Total comprehensive loss	$(2,364)	$(2,652)

The accompanying notes are an integral part of these consolidated financial statements.

IGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,493)	$(2,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts and sales returns and credits	388	310
Depreciation and amortization	250	468
Amortization of deferred compensation	52	461
Changes in operating assets and liabilities:
Accounts receivable	209	283
Inventories	2,349	1,220
Prepaid expenses and other assets	(103)	19
Accounts payable	(817)	(1,521)
Accrued expenses and other current liabilities	46	(84)

Net cash used in operating activities	(119)	(1,632)

Cash flows from investing activities:
Purchase of property and equipment	—	(134)
Purchase of intangibles	(18)	—
Sale of short-term investments, net	—	2,382

Net cash provided by (used in) investing activities	(18)	2,248

Cash flows from financing activities:
Net cash provided by financing activities	—	—

Effects of exchange rate changes on cash and cash equivalents	122	202

Net increase (decrease) in cash and cash equivalents	(15)	818
Cash and cash equivalents, beginning of period	8,229	10,290

Cash and cash equivalents, end of period	$8,214	$11,108

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

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles, pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying condensed consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the SEC. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of results to be expected for the full fiscal year or any other period.

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

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU No. 2012-02”), which allows entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU No. 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test. Otherwise, the quantitative impairment test is not required. ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We adopted this guidance in the first interim period for the fiscal year ending December 31, 2013 and there was no material impact on our financial position, results of operations or cash flows for the period ended March 31, 2013, nor do we expect the adoption to have a material impact on our financial position, results of operations or cash flows for the full year.

In February 2013, the FASB issued guidance that requires entities to present information about reclassification adjustments from accumulated other comprehensive income in their financial statements or footnotes. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2012. We adopted this guidance in the first interim period for the fiscal year ending December 31, 2013 and there was no material impact on our financial position, results of operation or cash flows for the period ended March 31, 2013, nor do we expect the adoption to have a material impact on our financial position, results of operations or cash flows for the full year.

(2) Fair Value Measurement

As of March 31, 2013, the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis are comprised of overnight money market funds and investments in marketable securities.

The Company invests excess cash from its operating cash accounts in overnight money market funds and reflects these amounts within cash and cash equivalents on the consolidated balance sheet at a net value of 1:1 for each dollar invested.

We apply the following fair value hierarchy set forth by the FASB in Accounting Standards Codification 820—Fair Value Measurements and Disclosures, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1—Quoted prices in active markets for identical assets or liabilities;

•	Level 2—Quoted prices for similar assets or liabilities in active markets or inputs that are observable; and

•	Level 3—Inputs that are unobservable

At March 31, 2013 and December 31, 2012, investments in marketable securities totaling approximately $2,136,000 and $2,129,000, respectively, are classified as short-term investments on the consolidated balance sheets. These investments are considered available-for-sale securities and are reported at fair value based on the net asset value as reported by the fund manager, which qualifies as level 2 in the fair value hierarchy. At March 31, 2013, investments in marketable securities totaling $60,000 are classified as long-term investments on the consolidated balance sheet. In December 2012, the securities ceased trading in an active market. These investments are considered available-for-sale securities and are reported at fair value based on the most recent available trading price adjusted for lack of liquidity, which qualifies as level 2 in the fair value hierarchy. Prior to December 2012, they qualified as level 1. The unrealized gains and losses on available-for-sale securities are recorded in other comprehensive income (loss). Realized gains and losses are included in interest income, net.

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

The Company generated net proceeds of zero and $2,382,000 from the sale of short-term available-for-sale marketable securities during the three months ended March 31, 2013 and March 31,2012, respectively.

As of March 31, 2013 and December 31, 2012, the amortized cost basis, unrealized holding gains, and aggregate fair value of the Company’s investments in short-term marketable securities were as follows (in thousands):

	March 31, 2013			December 31, 2012
	Amortized Cost	Net Unrealized Holding Gains	Aggregate Fair Value	Amortized Cost	Net Unrealized Holding Gains	Aggregate Fair Value
U.S. municipal funds	2,129	7	2,136	2,110	19	2,129

	$2,129	$7	$2,136	$2,110	$19	$2,129

Long-term

In June 2011, the Company made an investment in Pure Energy Visions Corporation (“Pure Energy Visions”), which is a stockholder in Pure Energy Solutions, Inc. (“Pure Energy”), the Company’s supplier of rechargeable batteries, in which the Company received 2,142,858 shares of common stock of Pure Energy Visions at a price per share equal to $0.286, and an interest-free convertible secured debenture having a one-year repayment term that converts into an additional 2,142,858 shares of Pure Energy Visions common stock in lieu of repayment either upon the achievement of certain business goals or earlier at iGo’s discretion. The debenture was not collected within the one-year repayment term and the Company maintains its rights and remedies under the debenture. The Company did not obtain control of Pure Energy Visions as a result of this investment.

The Company assesses its long-term investments for other-than-temporary declines in value by considering various factors that include, among other things, events that may affect the creditworthiness of a security’s issuer, the length of time the security has been in a loss position, and the Company’s ability and intent to hold the security until a forecasted recovery of fair value. At December 31, 2012, the Company’s investment in Pure Energy Visions had a fair value significantly below its amortized cost. Due to the duration the security had been in a loss position and the probability that its value would not recover, the Company considered the value of the long-term investments to be other-than-temporarily impaired.

As of March 31, 2013 and December 31, 2012, the amortized cost basis, unrealized holding gains, unrealized holding losses, and aggregate fair value by long-term major security-type investments were as follows (in thousands):

	March 31, 2013				December 31, 2012
	Amortized Cost		Net Unrealized Holding Losses	Aggregate Fair Value	Amortized Cost		Net Unrealized Holding Losses	Aggregate Fair Value
Canadian corporate securites:
Common Stock	$30	*	$—	$30	$30	*	$—	$30
Corporate debenture	30	*	—	30	30	*	—	$30

	$60		$—	$60	$60		$—	$60

*	Reflects amortized cost adjusted to fair value at March 31, 2013 and December 31, 2012, respectively, as the Company concluded the unrealized holdings losses on these securities represented other-than-temporary declines in fair value.

(4) Intangible Assets

Intangible assets consisted of the following at March 31, 2013 and December 31, 2012 (in thousands):

		March 31, 2013			December 31, 2012
	Average Life (Years)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Patents and trademarks	3	$4,093	$(3,723)	$370	$4,075	$(3,584)	$491
Trade names	8	442	(442)	—	442	(442)	—
Distribution rights	5	375	(162)	213	375	(144)	231
Technology license	10	331	(61)	270	331	(52)	279

Total Intangible assets		$5,241	$(4,388)	$853	$5,223	$(4,222)	$1,001

Aggregate amortization expense for identifiable intangible assets totaled $166,000 and $345,000 for the three months ended March 31, 2013 and March 31, 2012, respectively.

(5) Stock-based Compensation

Stock-based compensation expense includes compensation expense, recognized over the applicable requisite service periods, from awards of stock options and restricted stock units (“RSUs”) made under the Omnibus Long-Term Incentive Plan as adopted by the Company’s stockholders in 2004 and amended in 2011 (“Omnibus Plan”). As of March 31, 2013, total unrecognized compensation cost related to stock options and RSUs, net of forfeitures, was $800,000, which is expected to be recognized as compensation expense over a weighted-average service period of approximately two years.

For the three months ended March 31, 2013, the Company recorded pre-tax charges to general and administrative expense of $96,000 and ($44,000), respectively, associated with RSU and stock option awards activity. For the three months ended March 31, 2012, the Company recorded pre-tax charges to general and administrative expense of $461,000, associated with RSU awards activity. There was no stock option awards activity for the three months ended March 31, 2012.

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

As of March 31, 2013, there were 45,800 non-vested stock options and no fully vested stock options outstanding, compared to 87,500 non-vested stock options and no fully vested stock options outstanding as of December 31, 2012, as adjusted for the 1-for-12 reverse stock split effective on January 28, 2013.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Outstanding, December 31, 2012	87,500	—	—	—
Granted	—	—	—	—
Canceled	41,666	$9.00	9.03	—
Exercised	—	—	—	—
Outstanding, March 31, 2013	45,834	$9.00	9.03	—

Exercisable at March 31, 2013	—	$—	—	—

As of March 31, 2013, there was $234,000 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized as compensation expense over a weighted average period of two years.

The aggregate intrinsic value of stock options exercised during the three-month period ended March 31, 2013 was zero.

Restricted Stock Units

The Company grants RSUs to certain employees and directors. RSUs are valued at the closing market value of the Company’s common stock on the date of grant.

The following table summarizes information regarding RSUs as of December 31, 2012 and for the three months ended March 31, 2013, as adjusted for the 1-for-12 reverse stock split effective on January 28, 2013.

	Omnibus Plan		Inducement Grants
	Number	Weighted Average Value per Share	Number	Weighted Average Value per Share
Outstanding, December 31, 2012	30,047	$31.01	29,163	$21.91
Granted	—	$—	—	$—
Canceled	(5,785)	$30.38	(3,013)	$23.28
Released to common stock	(464)	$34.95	(696)	$23.28
Released for settlement of taxes	(166)	$29.47	(457)	$23.28

Outstanding, March 31, 2013	23,632	$31.09	24,997	$21.68

As of March 31, 2013, there was $566,000 of total unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized as compensation expense over a weighted average period of two years.

As of March 31, 2013, all outstanding RSUs were non-vested.

(6) Net Loss per Share

The computation of basic and diluted net loss per share is as follows (in thousands, except per share amounts), as adjusted for the 1-for-12 reverse stock split effective on January 28, 2013:

	Three Months Ended March 31,
	2013	2012
Basic net loss per share computation:
Numerator:
Net loss	$(2,493)	$(2,788)
Denominator:
Weighted average number of common shares outstanding	2,898	2,814

Basic net loss per share:	$(0.86)	$(0.99)

Stock options and restricted stock units not included in dilutive net loss per share because they are antidilutive	94	130
Warrants not included in dilutive loss per share because they are anti-dilutive	0.4	0.4

For the three months ended March 31, 2013, all outstanding stock options, RSUs, and warrants were excluded from the computation of diluted net loss per common share as the inclusion of such items would be anti-dilutive based on the net loss reported.

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

The following tables summarize the Company’s revenues by product line, as well as its revenues by geography (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Power	$4,574	$6,517
Batteries	435	658
Audio	464	778
Protection	98	129
Other accessories	11	165

Total revenues	$5,582	$8,247

	Three Months Ended
	March 31,
	2013	2012
Americas	$4,525	$6,504
Europe	897	1,480
Asia Pacific	160	263

Total Revenues	$5,582	$8,247

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

One customer (Walmart) accounted for 46% of net sales for the three months ended March 31, 2013. Two customers (Walmart and RadioShack) accounted for 24% and 16%, respectively, of net sales for the three months ended March 31, 2012.

Walmart also accounted for 46% of net accounts receivable at March 31, 2013. Two customers (Walmart and Fry’s Electronics) accounted for 24% and 11%, respectively, of net accounts receivable at December 31, 2012.

Allowance for doubtful accounts was $612,000 and $362,000 at March 31, 2013 and December 31, 2012, respectively. Allowance for sales returns and price protection was $410,000 and $508,000 at March 31, 2013 and December 31, 2012, respectively.

(8) Contingencies

The Company procures its products primarily from suppliers based in Asia. Typically, the Company places purchase orders for completed products and takes ownership of the finished inventory upon completion and delivery from its suppliers. Occasionally, the Company presents its suppliers with ‘Letters of Authorization’ to induce the suppliers to procure long-lead raw components to be used in the manufacture of the Company’s products. These Letters of Authorization indicate the Company’s commitment to utilize the long-lead raw components in production. As of September 30, 2007, based on a change in strategic direction, the Company determined it would not procure certain products for which it had outstanding Letters of Authorization with suppliers, but was required to pay suppliers for certain Letter of Authorization commitments. During the first quarter of 2013, the Company settled its remaining obligations related to the commitments. At March 31, 2013 and December 31, 2012, the Company had estimated and recorded remaining liability for this contingency in the amounts of zero and $80,000, respectively.

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

Certain Terms

In this Quarterly Report on Form 10-Q, unless the context indicates otherwise, the terms “the Company,” “we,” “us” and “our” refer to the consolidated company, which is iGo, Inc. and its wholly owned subsidiaries Adapt, Aerial 7, Mobility California, Inc., Mobility Idaho, Inc., iGo EMEA Limited, Mobility Texas, Inc. and iGo Direct Corporation.

iGo®, iGo Green®, Adapt Mobile®, and Aerial7® are registered trademarks of iGo, Inc. or its subsidiaries in the United States and other countries. Other names and brands may be claimed as the property of others.

Forward Looking Statements

This report contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “expect,” “anticipate,” “estimate” and other similar statements of expectations identify forward-looking statements. Forward-looking statements in this report can be found in the “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplementary Data” sections as well as other sections of this report and include, without limitation, statements concerning our expectations regarding our anticipated revenue, costs, cash flows, gross profit, gross margins, operating efficiencies, and related expenses for 2013; our expectations regarding our strategy, including but not limited to, our intentions to expand our line of cases, skins, screen protectors, audio products and introduce new accessories for mobile devices, to protect our intellectual property position by filing for additional patents, to pursue opportunities to acquire businesses, products or technologies, and to expand the market availability of our products; our anticipated ability to broaden our distribution base, thus decreasing our dependence on sales to Walmart; beliefs relating to our competitive advantages and the market need for our products; the expected sources, availability and sufficiency of cash and liquidity; expected market and industry trends; our expectations regarding the success of new product introductions; the anticipated strength, and ability to protect, our intellectual property portfolio; our expectations about competition; trends in key operating metrics, including days outstanding in accounts receivable and inventory turns; the results of future tax audits and tax settlements; the realizability of our deferred tax asset and the outcome of uncertain tax positions; the recognition of unrecognized equity compensation cost; our initiatives, including plans for internal product development, sourcing products from third-parties, joint marketing ventures, product bundling, acquisitions of complementary and synergistic product families and companies, expanding our distribution beyond consumer retail by selling products into the enterprise, government and education channels and the resulting positive impact on our revenue and earnings of these initiatives; our intention to retain cash balances in the United Kingdom; the possible disposition of assets; future payments to suppliers for letters of authorization; the possibility that we may issue additional shares of stock or attempt to access a credit facility; our intention and ability to hold marketable securities to maturity; our intentions about employing hedging strategies; and our expectations regarding the outcome and anticipated impact of various legal proceedings in which we may be involved.

These forward-looking statements are based largely on our management’s expectations and involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include those discussed in our Annual Report on Form 10-K for the year ended December 31, 2012 under the heading “Risk Factors” and those set forth in other sections of this report and in other reports that we file with the SEC. Additional factors that could cause actual results to differ materially from those expressed in these forward-looking statements include, among others, the following:

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

•	our ability to mange our inventory levels;

•	decreasing sales prices on our products over their sales cycles;

•	our failure to integrate acquired businesses, products and technologies;

•	our reliance on and the risk relating to outsourced manufacturing fulfillment of our products, including potential increases in manufacturing costs;

•	our reliance on sole sources for key components;

•	the negative impacts of product returns;

•	design and performance issues with our products;

•	liability claims;

•	our failure to expand or protect our proprietary rights and intellectual property;

•	intellectual property infringement claims against us;

•	our ability to hire and retain qualified personnel;

•	our ability to meet our future capital needs, including to secure additional financing;

•	increased competition and/or reduced demand in our industry;

•	our failure to comply with domestic and international laws and regulations;

•	economic conditions, political events, war, terrorism, public health issues, natural disasters and similar circumstances;

•	the possibility that our common stock could be delisted from the NASDAQ Capital Market;

•	volatility in our stock price;

•	concentration of stock ownership among our executive officers and principal stockholders;

•	provisions in our certificate of incorporation, bylaws and Delaware law, as well as our stockholder rights plan, that could make a proposed acquisition of the Company more difficult; and

•	dilution resulting from potential future stock issuances.

In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will prove to be accurate. We undertake no obligation to publicly update or revise any forward-looking statements, or any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements.

Overview and Operating Outlook

We design and develop products that make mobile electronic devices more efficient and cost effective, thus allowing professionals and other consumers to better utilize their mobile devices and access information more readily. Our current product offering primarily consists of power, batteries, audio and protection solutions for mobile electronic devices, and we continue to explore opportunities to introduce new accessories for mobile electronics.

We have historically generated the majority of our revenue from the sale of chargers for laptops. However, consumers are increasingly using smartphones and tablets as their primary mobile electronic devices. As a result of this shift, we have seen increased competition and a decline in demand for our power products from our traditional customer base as well as increased competition from retail customers who offer traditional power products under their own private-label brands. Although we have expanded our offering of products beyond our traditional power products to include a variety of accessories to support the increased utilization of smartphones and tablets, including audio, protection, and battery products, the revenue generated from the sales of these products has not yet offset the decline in revenue from historical sales of our traditional power products.

In order to grow our business and enhance stockholder value, we believe it is necessary to continue to expand both our product portfolio and our customer base within the electronics accessory space, while continuing to reduce expenses associated with other product categories. We currently plan that such initiatives will consist of internal product development, product sourcing from third-parties, joint marketing ventures, product bundling, and licensing opportunities. We also have launched initiatives to expand our distribution beyond the consumer retail market with the intent to sell products into the enterprise, government and education channels. All of these initiatives are designed to leverage the inherent strengths of our business, most notably, our strong balance sheet, our portfolio of intellectual property, and our established brand and relationships with major retailers. As we continue to execute on this vision, we believe we can improve our ability to drive higher levels of revenue and earnings, which we believe will ultimately have a positive impact on value creation for our stockholders.

First Quarter 2013 Highlights

•	Total revenue decreased by 32.3% to $5.6 million, compared to $8.2 million for the first quarter of 2012.

•	Gross margin decreased to 15.8% as a percentage of total revenue, compared to 17.5% for the first quarter of 2012.

•	Total operating expenses decreased by 23.8% to $3.2 million, compared to $4.2 million for the first quarter of 2012.

•	Net loss per share was ($0.86), compared to ($0.99) during the first quarter of 2012.

During the first quarter of 2013, we continued to see increases in component costs from our primary Asian suppliers combined with pricing pressure from our customers, most notably from Walmart. In addition, we announced the termination of our contract with Texas Instruments to create an integrated circuit based on iGo Green technology. In response, we continued pursuing actions to reduce costs while simultaneously implementing sales and marketing initiatives intended to develop new and retain existing customer relationships. Though we cannot predict the near or long-term results of these events and initiatives with certainty, we expect that we will continue to incur net losses from operations for the foreseeable future.

(1) Critical Accounting Policies and Estimates

There were no changes in our critical accounting policies during the three months ended March 31, 2013 from those set forth in Part II, Item 7, “Internal Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2012.

(2) Results of Operations

The following table presents certain selected consolidated financial data for the three months ended March 31, 2013 and 2012 expressed as a percentage of total revenue:

	Three Months Ended
	March 31,
	2013	2012
Revenue	100.0%	100.0%
Cost of revenue	84.2%	82.5%

Gross profit	15.8%	17.5%

Operating expenses:
Sales and marketing	15.4%	19.0%
Research and development	8.2%	7.9%
General and administrative	33.7%	24.2%

Total operating expenses	57.3%	51.1%

Loss from operations	(41.5)%	(33.6)%
Other income, net:
Interest income, net	0.0%	0.1%
Other income (expense), net	(3.2)%	(0.3)%

Net Loss	(44.7)%	(33.8)%

Comparison of Three Months Ended March 31, 2013 and 2012

Revenue.

Revenue generally consists of sales of products, net of returns and allowances. To date, our revenues have come predominantly from sales of laptop chargers. The following tables summarize the year-over-year comparison of our consolidated revenue for the three months ended March 31, 2013 and March 31, 2012 (dollars in thousands):

	Three months Ended March 31, 2013	Three months Ended March 31, 2012	Decrease from same period in prior year	Percentage change from same period in prior year
Revenue	$5,582	$8,247	$(2,665)	(32.3)%

Following is a breakdown of revenue by significant account for the three months ended March 31, 2013 and 2012 with the corresponding dollar and percent changes (dollars in thousands):

	For the Three Months Ended March 31,
	2013		2012
	Sales	% of Total Sales	Sales	% of Total Sales	$ Change	% Change
Walmart	$2,544	46%	$2,019	24%	$525	26.0%
Hudson Group	396	7%	296	4%	100	33.8%
Aquipa	281	5%	159	2%	122	76.7%
Micro-P	176	3%	72	1%	104	144.4%
RadioShack	167	3%	1,334	16%	(1,167)	(87.5)%
Belkin	—	—	448	5%	(448)	(100.0)%
All other customers	2,018	36%	3,919	48%	(1,901)	(48.5)%

	$5,582	100%	$8,247	100%	$(2,665)	(32.3)%

The decrease in revenue for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was primarily due to declines in sales volume of power products to RadioShack, Belkin and Office Depot, partially offset by an increase in sales volume to Walmart and The Hudson Group. The decline in sales to all other customers is primarily attributable to lower sales of power products in international markets, as well as a decrease in the sale of audio products of $314,000 to $464,000 for the three months ended March 31, 2013, compared to $778,000 for the three months ended March 31, 2012, and a decrease in sales of batteries of $223,000 to $435,000 for the three months ended March 31, 2013, compared to $658,000 for the three months ended March 31, 2012.

We are working to continue to broaden our distribution base and expand sales of product categories other than power during 2013 with the goal of reducing our dependence on sales of power products to Walmart.

Cost of revenue, gross profit and gross margin.

Cost of revenue generally consists of costs associated with components, outsourced manufacturing, in-house labor for assembly, testing, packaging, shipping and quality assurance, depreciation of equipment and indirect manufacturing costs. Gross profit is the difference between revenue and cost of revenue. Gross margin is gross profit stated as a percentage of revenue. The following table summarizes the year-over-year comparison of our cost of revenue, gross profit and gross margin for the three and nine months ended March 31, 2013 and 2012 (dollars in thousands):

	Three months Ended March 31, 2013	Three months Ended March 31, 2012	Decrease from same period in prior year	Percentage change from same period in prior year
Cost of Revenue	$4,701	$6,802	$(2,101)	(30.9)%
Gross Profit	$881	$1,445	$(564)	(39.0)%
Gross Margin	15.8%	17.5%	(1.7)%	NA

The decrease in cost of revenue for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was primarily due to the decline in overall sales, shift in product mix, and decline in average selling prices to Walmart and other customers. Labor and overhead expenses decreased by $470,000 to $930,000, or 16.7% of revenue, for the three months ended March 31, 2013, compared to $1.4 million, or 17.0% of revenue, for the three months ended March 31, 2012. Cost of revenue as a percentage of revenue increased to 84.2% for the three months ended March 31, 2013, from 82.5% for the three months ended March 31, 2012, primarily due to fixed labor and overhead costs being spread over reduced revenue for the three months ended March 31, 2013 when compared to the three months ended March 31, 2012.

Sales and marketing.

Sales and marketing expenses generally consist of salaries, commissions, other personnel-related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. The following table summarizes the year-over-year comparison of our sales and marketing expenses for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Three months Ended March 31, 2013	Three months Ended March 31, 2012	Decrease from same period in prior year	Percentage change from same period in prior year
Sales and marketing	$859	$1,568	$(709)	(45.2)%

The decrease in sales and marketing expenses, for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, primarily resulted from decreases of approximately $326,000 in personnel-related expenses mainly from reduction in labor force, $189,000 in advertising, market research, public relations and website development expenses, and $142,000 in outside commissions and professional fees.

As a percentage of revenue, sales and marketing expenses decreased to 15.4% for the three months ended March 31, 2013 from 19.0% for the three months ended March 31, 2012.

Research and development.

Research and development expenses consist primarily of salaries and personnel-related costs, outside consulting, lab costs and travel-related costs of our product development group. The following table summarizes the year-over-year comparison of our research and development expenses for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Three months Ended March 31, 2013	Three months Ended March 31, 2012	Decrease from same period in prior year	Percentage change from same period in prior year
Research and development	$460	$651	$(191)	(29.3)%

The decrease in research and development expenses for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 resulted primarily from the decrease of approximately $42,000 in professional fees, $135,000 in engineering consulting expenses and $9,000 in building rent. As a percentage of revenue, research and development expenses increased to 8.2% for the three months ended March 31, 2013 from 7.9% for the three months ended March 31, 2012.

General and administrative.

General and administrative expenses consist primarily of salaries and other personnel-related expenses of our finance, human resources, information systems, corporate development and other administrative personnel, as well as facilities, legal and other professional fees, depreciation and amortization and related expenses. The following table summarizes the year-over-year comparison of our general and administrative expenses for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Three months Ended March 31, 2013	Three months Ended March 31, 2012	Decrease from same period in prior year	Percentage change from same period in prior year
General and administrative	$1,881	$1,996	$(115)	(5.8)%

The decrease in general and administrative expenses for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 resulted primarily from a decrease of $165,000 in personnel-related expenses primarily due to the reduction in labor force, $409,000 in equity compensation, $179,000 in intangible asset amortization expense, and $31,000 in dues and subscriptions, partially offset by increases in bad debt expense of $250,000 and professional fees of $419,000.

General and administrative expenses as a percentage of revenue increased to 33.7% for the three months ended March 31, 2013 from 24.2% for the three months ended March 31, 2012.

Interest income, net.

Interest income, net decreased by $3,000 to $2,000 for the three months ended March 31, 2013 compared to $5,000 for the three months ended March 31, 2012. The decreases were primarily due to decreased short-term investment balances during 2013. At March 31, 2013, the average yield on our cash and short-term investments was approximately 0%.

Other income (expense), net.

Other income (expense), net was ($176,000) for the three months ended March 31, 2013 compared to ($23,000) for the three months ended March 31, 2012. The expense increase was primarily due to foreign exchange losses during the period.

Income taxes.

No provision for income taxes was required for the respective three months ended March 31, 2013 or 2012. Based on historical operating losses and projections for future taxable income, it is more likely than not that we will not fully realize the benefits of our net operating loss carryforwards. We have not, therefore, recorded a tax benefit from our net operating loss carryforwards for the three months ended March 31, 2013 or March 31, 2012, which at March 31, 2013 totaled approximately $176 million.

(3) Liquidity and Capital Resources

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

Our primary use of cash has been to fund operating losses and working capital needs of our business, which we expect to continue through 2013. Some of our new suppliers of batteries, protection and audio products have been unwilling to extend trade credit to us on the same terms and conditions as our power product suppliers have historically done. As a result, we are required to pay for purchases of these products in advance of the related sale of these products, which has increased our use of cash to support the working capital required to effectively operate our business. Historically, our primary sources of liquidity have been funds provided by the sale of intellectual property assets. We cannot assure you that this source, or any other source of liquidity, will be available to us in the future.

We currently do not maintain a credit facility with a bank. However, we may attempt to access to this source of financing at some point in the future.

The following table sets forth for the period presented certain consolidated cash flow information (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Net cash used in operating activities	$(119)	$(1,632)
Net cash provided by (used in) investing activities	(18)	2,248
Net cash provided by financing activities	—	—
Foreign currency exchange impact on cash flow	122	202

Increase (decrease) in cash and cash equivalents	$(15)	$818

Cash and cash equivalents at beginning of period	$8,229	$10,290

Cash and cash equivalents at end of period	$8,214	$11,108

•

Net cash used in operating activities. Net cash was used in our operating activities for the three months ended March 31, 2013, resulting primarily from a decrease in inventory levels of $ 2.2 million, offset by cash used to fund operating losses. We expect to continue to use cash in operating activities through the remainder of 2013 to support business operations.

Our consolidated cash flow operating metrics are as follows:

	Three Months Ended
	March 31,
	2013	2012
Days outstanding in ending accounts receivable (“DSOs”)	63	58
Inventory turns	3	2

The increase in DSOs at March 31, 2013 compared to March 31, 2012 was primarily due to the decrease in revenue, partially offset by the decline in accounts receivable for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. We expect DSOs will be consistent for the remainder of 2013. The increase in inventory turnover was primarily due to the reduction in average inventory. We intend to continue to closely manage inventory during the remainder of 2013 and expect inventory turns to remain consistent for the remainder of 2013.

•

Net cash provided by (used in) investing activities. For the three months ended March 31, 2013, net cash was used in investing activities primarily as a result of a purchase of intangibles. For the three months ended March 31, 2012, net cash was generated by investing activities primarily as a result of the sale of short-term investments.

•	Net cash provided by financing activities. We had no cash flow from financing activities during the first three months of 2013 or 2012.

Investments.

At March 31, 2013, our short-term investments in marketable securities included one municipal bond mutual fund with a total fair value of approximately $2.1 million. Our long-term investments consisted of 2,142,858 shares of Pure Energy Visions common stock with a fair value per share equal to $0.014, plus an interest-free convertible secured debenture having a one-year repayment term that converts into an additional 2,142,858 shares of Pure Energy Visions common stock in lieu of repayment either upon the achievement of certain business goals or earlier at our discretion. At March 31, 2013, the Company’s investment in Pure Energy Visions had a fair value of $60,000.

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

Contractual Obligations.

In our day-to-day business activities, we incur certain commitments to make future payments under contracts such as operating leases and purchase orders. Maturities under these contracts are set forth in the following table as of March 31, 2013 (in thousands):

	2013	2014	2015	2016	2017	More than 5 years
Operating lease obligations	$342	$76	$—	$—	$—	$—
Inventory purchase obligations	1,324	—	—	—	—	—

Totals	$1,666	$76	$—	$—	$—	$—

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

Net Operating Loss Carryforwards.

As of March 31, 2013, we had approximately $176 million of federal, foreign and state net operating loss carryforwards which expire at various dates. The issuance of our common stock in the future for acquisitions, if any, coupled with prior sales of common stock could cause an annual limitation on the use of our net operating loss carryforwards pursuant to the change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended. This limitation is expected to have a material effect on the timing of our ability to use the net operating loss carryforwards in the future. Additionally, our ability to use the net operating loss carryforwards is dependent upon our future level of profitability, which cannot be determined.

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

(4) Recent Accounting Pronouncements

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

See “Liquidity and Capital Resources” above for further discussion of our capital structure. Market risk, calculated as the potential change in fair value of our cash and cash equivalents and resulting from a hypothetical 1.0% (100 basis point) change in interest rates, was not material at March 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and other procedures that are designed to ensure that information required to be disclosed in our filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. With the participation of the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2013, and concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I. “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results.

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

IGO, INC.

Dated: May 9, 2013	By: /s/ Michael D. Heil
Michael D. Heil
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Certificate of Incorporation of the Company (1)

3.2	Articles of Amendment to the Certificate of Incorporation of the Company dated as of June 17, 1997 (2)

3.3	Articles of Amendment to the Certificate of Incorporation of the Company dated as of September 10, 1997 (1)

3.4	Articles of Amendment to the Certificate of Incorporation of the Company dated as of July 20, 1998 (1)

3.5	Articles of Amendment to the Certificate of Incorporation of the Company dated as of February 3, 2000 (1)

3.6	Articles of Amendment to the Certificate of Incorporation of the Company dated as of March 31, 2000 (2)

3.7	Certificate of Designations, Preferences, Rights and Limitations of Series G Junior Participating Preferred Stock of the Company (3)

3.8	Certificate of Ownership and Merger Merging iGo Merger Sub Inc. with and into Mobility Electronics, Inc. (4)

3.9	Certificate of Elimination of Series C, Series D, Series E, and Series F Preferred Stock of the Company (4)

3.10	Certificate of Amendment to the Certificate of Incorporation of the Company dated effective as of January 28, 2013 (5)

3.11	Fourth Amended and Restated Bylaws of the Company (6)

4.1	Specimen of Common Stock Certificate (7)

4.2	Rights Agreement between the Company and Computershare Trust Company, dated June 11, 2003 (3)

4.3	Amendment No. 1 to Rights Agreement dated as of August 4, 2006, by and between the Company and Computershare Trust Company (8)

4.4	Amendment No. 2 to Rights Agreement dated as of October 11, 2006, by and between the Company and Computershare Trust Company (9)

4.5	Form of Warrant to Purchase Common Stock of the Company issued to Silicon Valley Bank on September 3, 2003 (10)

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101**	XBRL Instance Document

101**	XBRL Taxonomy Extension Schema Document

101**	XBRL Taxonomy Calculation Linkbase Document

101**	XBRL Taxonomy Definition Linkbase Document

101**	XBRL Taxonomy Label Linkbase Document

101**	XBRL Taxonomy Presentation Linkbase Document

**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

*	Filed/furnished herewith
(1)	Previously filed as an exhibit to Registration Statement No. 333-30264 dated February 11, 2000.
(2)	Previously filed as an exhibit to Amendment No. 2 to Registration Statement No. 333-30264 on Form S-1 dated May 4, 2000.
(3)	Previously filed as an exhibit to Current Report on Form 8-K filed June 19, 2003.
(4)	Previously filed as an exhibit to Current Report on Form 8-K dated May 21, 2008.
(5)	Previously filed as an exhibit to Form 10-K for the period ended December 31, 2012.
(6)	Previously filed as an exhibit to Form 10-K for the period ended December 31, 2008
(7)	Previously filed as an exhibit to Amendment No. 3 to Registration Statement No. 333-30264 on Form S-1 dated May 18, 2000.
(8)	Previously filed as an exhibit to Current Report on Form 8-K filed on August 4, 2006.
(9)	Previously filed as an exhibit to Current Report on Form 8-K filed on October 12, 2006.
(10)	Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2003.

All other schedules and exhibits are omitted because they are not applicable or because the required information is contained in the Financial Statements or Notes thereto.