Form 10-Q
period 2013-06-30
iGo, Inc.
filed 2013-08-12
CIK 1075656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

Commission file number: 0-30907

iGo, Inc.

(Exact name of registrant as specified in its charter)

Delaware	86-0843914
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
17800 N. Perimeter Dr., Suite 200, Scottsdale, Arizona	85255 (Zip Code)
(Address of Principal Executive Offices)

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

(Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [ ]	Smaller Reporting Company [ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES      [ ]          NO     [ X ]

At August 2, 2013, there were 2,946,589 shares of the Registrant’s Common Stock, par value $0.01 per share outstanding.

IGO, INC.

FORM 10-Q

Part II, Items 2, 3, 4 and 5 are not applicable.

 i

Part I      FINANCIAL INFORMATION

Item 1.    Financial Statements

IGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$9,305	$8,229
Short-term investments	2,135	2,129
Accounts receivable, net	2,986	4,131
Inventories	5,014	8,376
Prepaid expenses and other current assets	440	336
Total current assets	19,880	23,201

Property and equipment, net	284	445
Intangible assets, net	284	1,001
Long-term investments	-	60
Other assets	155	158
Total assets	$20,603	$24,865

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable	$3,149	$2,698
Accrued expenses and other current liabilities	580	796
Deferred revenue	303	307
Total liabilities	4,032	3,801

Stockholders' Equity:
Common stock, $ 0.01 par value; authorized 90,000,000 shares; 2,916,567 and 2,896,925 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	29	29
Additional paid-in capital	175,399	175,177
Accumulated deficit	(158,784)	(153,934)
Accumulated other comprehensive loss	(73)	(208)
Total stockholders' equity	16,571	21,064
Total liabilities and stockholders' equity	$20,603	$24,865

The accompanying notes are an integral part of these consolidated financial statements.

IGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenue	$4,708	$7,292	$10,290	$15,539
Cost of revenue	4,480	5,855	9,181	12,657
Gross profit	228	1,437	1,109	2,882

Operating expenses:
Sales and marketing	876	1,551	1,735	3,119
Research and development	172	625	631	1,276
General and administrative	1,227	1,806	3,108	3,801
Impairment of intangible assets	456	-	456	-
Total operating expenses	2,731	3,982	5,930	8,196
Loss from operations	(2,503)	(2,545)	(4,821)	(5,314)

Other income, net:
Interest income, net	2	2	4	7
Other income (expense), net	143	(987)	(33)	(1,010)
Net Loss	(2,358)	(3,530)	(4,850)	(6,317)

Basic and diluted net loss per common share	$(0.81)	$(1.24)	$(1.67)	$(2.23)
Basic and diluted weighted average common shares outstanding	2,910	2,844	2,904	2,829
Other comprehensive income (loss):
Reclassification adjustment for losses included in net loss	-	975	-	975
Unrealized gain (loss) on available for sale of investments	(1)	(92)	6	(159)
Foreign currency translation adjustments	7	(411)	129	(209)
Total comprehensive loss	$(2,352)	$(3,058)	$(4,715)	$(5,710)

The accompanying notes are an integral part of these consolidated financial statements.

IGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30
	2013	2012

Cash flows from operating activities:
Net loss	$(4,850)	$(6,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts and sales returns and credits	587	704
Depreciation and amortization	462	882
Amortization of deferred compensation	218	856
Other-than-temporary impairment charges	60	975
Impairment of intangible assets	456	-
Changes in operating assets and liabilities:
Accounts receivable	558	636
Inventories	3,361	808
Prepaid expenses and other assets	(99)	(18)
Accounts payable	451	391
Accrued expenses and other current liabilities	(216)	(844)
Net cash povided by (used in) operating activities	988	(1,927)

Cash flows from investing activities:
Purchase of property and equipment	-	(184)
Purchase of intangibles	(40)	-
Sale of short-term investments, net	-	2,779
Net cash provided by (used in) investing activities	(40)	2,595

Cash flows from financing activities:
Net cash provided by financing activities	-	-

Effects of exchange rate changes on cash and cash equivalents	128	(209)
Net increase in cash and cash equivalents	1,076	459
Cash and cash equivalents, beginning of period	8,229	10,290
Cash and cash equivalents, end of period	$9,305	$10,749

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

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles, pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying condensed consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the SEC. The results of operations for the six months ended June 30, 2013 are not necessarily indicative of results to be expected for the full fiscal year or any other period.

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

Recent Accounting Pronouncements

     In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU No. 2012-02”), which allows entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU No. 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test. Otherwise, the quantitative impairment test is not required. ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We adopted this guidance in the first and second interim periods for the fiscal year ending December 31, 2013 and there was no material impact on our financial position, results of operations or cash flows for the period ended June 30, 2013, nor do we expect the adoption to have a material impact on our financial position, results of operations or cash flows for the full year.

     In February 2013, the FASB issued guidance that requires entities to present information about reclassification adjustments from accumulated other comprehensive income in their financial statements or footnotes. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2012. We adopted this guidance in the first and second interim periods for the fiscal year ending December 31, 2013. There was no material impact on our financial position, results of operation or cash flows for the period ended June 30, 2013 as a result of the adoption, nor do we expect the adoption to have a material impact on our financial position, results of operations or cash flows for the full year.

(2) Fair Value Measurement

            Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. We classify our investments based upon an established fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described as follows:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not considered to be active or financial instruments without quoted market prices, but for which all significant inputs are observable, either directly or indirectly;

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

As of June 30, 2013 and December 31, 2012, the carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate fair values since they are short-term in nature.

As of June 30, 2013 and December 31, 2012, the fair values of the Company’s investments and net intangible assets were as follows (in thousands):

Balance Sheet Classification		June 30, 2013		December 31, 2012
		Investments	Net Intangible Assets	Investments	Net Intangible Assets
	Level 1	$-	$-	$-	$-
Short-term investments *	Level 2	2,135	-	2,129	-
	Level 3	-	-	-	-
		$2,135	$-	$2,129	$-

	Level 1	$-	$-	$-	$-
Long-term investments *	Level 2	-	-	60	-
	Level 3	-	-	-	-
		$-	$-	$60	$-

	Level 1	$-	$-	$-	$-
	Level 2	-	-	-	-
Distribution rights and Technology license **	Level 3	-	-	-	510
		$-	$-	$-	$510

* Recurring fair value measurement

** Non- recurring fair value measurement

 At June 30, 2013 and December 31, 2012, investments in U.S. municipal bond funds, totaling approximately $2,135,000 and $2,129,000, respectively, are classified as short-term investments on the condensed consolidated balance sheets. These investments are considered available-for-sale securities and are reported at fair value based on the net asset value as reported by the fund manager, which qualifies as level 2 in the fair value hierarchy.

 At June 30, 2013 and December 31, 2012, investments in marketable securities totaling zero and $60,000 are classified as long-term investments on the condensed consolidated balance sheet. In December 2012, the securities, classified as long-term investments, ceased trading in an active market. These investments are considered available-for-sale securities and are reported at fair value based on the most recent available trading price adjusted for lack of liquidity, which qualifies as level 2 in the fair value hierarchy. Prior to December 2012, they qualified as level 1. The unrealized gains and losses on available-for-sale securities are recorded in other comprehensive income (loss). Realized gains and losses are included in interest income, net.

 At June 30, 2013, the Company has determined that the remaining net book value of its technology license and distribution rights from Pure Energy is fully impaired. The Company has no ability to utilize the technology related to the battery line, nor an immediate alternative manufacturing or supply capability, making it doubtful that the Company will be able to continue the product line associated with these rights.

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

The Company generated net proceeds of zero and $2,779,000 from the sale of short-term available-for-sale marketable securities during the six months ended June 30, 2013 and June 30, 2012, respectively.

As of June 30, 2013 and December 31, 2012, the amortized cost basis, unrealized holding gains, unrealized holding losses, and aggregate fair value of the Company’s investments in short-term marketable securities were as follows (in thousands):

	June 30, 2013			December 31, 2012
	Amortized Cost	Net Unrealized Holding Gains (Losses)	Aggregate Fair Value	Amortized Cost	Net Unrealized Holding Gains (Losses)	Aggregate Fair Value

U.S. municipal funds	2,129	6	2,135	2,110	19	2,129
	$2,129	$6	$2,135	$2,110	$19	$2,129

Long-term

In June 2011, the Company made an investment in Pure Energy Visions Corporation (“Pure Energy Visions”), which is a stockholder in Pure Energy Solutions, Inc. (“Pure Energy”), the Company's supplier of rechargeable batteries, in which the Company received 2,142,858 shares of common stock of Pure Energy Visions at a price per share equal to $0.286, and an interest-free convertible secured debenture having a one-year repayment term that converts into an additional 2,142,858 shares of Pure Energy Visions common stock in lieu of repayment either upon the achievement of certain business goals or earlier at iGo's discretion. The debenture was not collected within the one-year repayment term and the Company maintains its rights and remedies under the debenture, though it has determined the value of the debenture to be fully impaired, as discussed below. The Company did not obtain control of Pure Energy Visions as a result of this investment.

The Company assesses its long-term investments for other-than-temporary declines in value by considering various factors that include, among other things, events that may affect the creditworthiness of a security’s issuer, the length of time the security has been in a loss position, and the Company’s ability and intent to hold the security until a forecasted recovery of fair value. At December 31, 2012, the Company’s investment in Pure Energy Visions had a fair value significantly below its amortized cost and during the second quarter of 2013 Pure Energy was placed into receivership. Due to the duration the security had been in a loss position and the probability that its value would not be recovered, the Company considered its investment in Pure Energy Visions to be fully impaired and accordingly, has recognized a loss of $60,000 for the three and six month periods ended June 30, 2013.

As of June 30, 2013 and December 31, 2012, the amortized cost basis, unrealized holding gains, unrealized holding losses, and aggregate fair value by long-term major security-type investments were as follows (in thousands):

	June 30, 2013				December 31, 2012
	Amortized Cost		Net Unrealized Holding Losses	Aggregate Fair Value	Amortized Cost		Net Unrealized Holding Losses	Aggregate Fair Value

Canadian corporate securites:
Common Stock	$-	*	$-	$-	$30	*	$-	$30
Corporate debenture	-	*	-	-	30	*	-	30
	$-		$-	$-	$60		$-	$60

*        Reflects amortized cost adjusted to fair value at June 30, 2013 and December 31, 2012, respectively, as the Company concluded the unrealized holdings losses on these securities represented other-than-temporary declines in fair value.

 (4) Intangible Assets

Intangible assets consisted of the following at June 30, 2013 and December 31, 2012 (in thousands):

		June 30, 2013			December 31, 2012
	Average Life (Years)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets

Patents and trademarks	3	$4,115	$(3,831)	$284	$4,075	$(3,584)	$491
Trade names	8	442	(442)	-	442	(442)	-
Distribution rights	5	-	-	-	375	(144)	231
Technology license	10	-	-	-	331	(52)	279
Total Intangible assets		$4,557	$(4,273)	$284	$5,223	$(4,222)	$1,001

                 Aggregate amortization expense for identifiable intangible assets totaled $135,000 and $301,000 for the three and six months ended June 30, 2013, respectively, and $316,000 and $661,000 for the three and six months ended June 30, 2012, respectively.

The Company has determined that its investment in Pure Energy Visions is fully impaired and has written off the remaining net book value of its technology license and distribution rights from Pure Energy, which was recorded at approximately $456,000 on the Company’s balance sheet as at June 30, 2013. The Company has no ability to utilize the technology related to the battery line, nor an immediate alternative manufacturing or supply capability, making it doubtful that the Company will be able to continue the product line associated with these rights.

(5) Stockholders Equity

Stock-based Compensation

Stock-based compensation expense includes compensation expense, recognized over the applicable requisite service periods, from awards of stock options and restricted stock units (“RSUs”) made under the Omnibus Long-Term Incentive Plan as adopted by the Company’s stockholders in 2004 and subsequently amended (“Omnibus Plan”). As of June 30, 2013, total unrecognized compensation cost related to stock options and RSUs, net of forfeitures, was $496,000. Under the terms of the stock options and RSU awards, this cost is expected to be recognized as compensation expense over a weighted-average service period of approximately two years. In connection with the Offer described below herein, however, the Company’s Board of Directors (the “Board”) approved the conditional acceleration of full vesting of outstanding stock options and RSUs upon the commencement of the Offer. Accordingly, conditioned upon the consummation of the Offer, the unrecognized compensation cost related to stock options and RSUs will be recognized during the third quarter of 2013.

For the three and six months ended June 30, 2013, the Company recorded pre-tax charges to general and administrative expense of $165,000 and $218,000, respectively, associated with RSU and stock option awards activity. For the three and six months ended June 30, 2012, the Company recorded pre-tax charges to general and administrative expense of $395,000 and $856,000, respectively, associated with RSU awards activity. There was no stock option awards activity for the three and six months ended June 30, 2012.

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

As of June 30, 2013, there were 45,833 non-vested stock options and no fully vested stock options outstanding, compared to 87,500 non-vested stock options and no fully vested stock options outstanding as of December 31, 2012, as adjusted for the 1-for-12 reverse stock split effective on January 28, 2013.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Outstanding, December 31, 2012	87,500	9.00	9.27	-
Granted	-	-	-	-
Canceled	41,667	$9.00	8.78	-
Exercised	-	-	-	-
Outstanding, June 30, 2013	45,833	$9.00	8.78	-
Exercisable at June 30, 2013	-	$-	-	-

As of June 30, 2013, there was $182,000 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized as compensation expense over a weighted average period of two years, subject to the accelerated vesting in full of the options in connection with the Offer, as described above herein.

No stock options were exercised during the six-month periods ended June 30, 2013 and 2012.

The Company did not grant any stock options during the six-month period ended June 30, 2013. The weighted average fair value of options granted in the six-month period ended June 30, 2012 was $6.12. The fair value of the stock options was determined using the Black-Scholes option valuation model, which relied on the following key assumptions with respect to the options granted during the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Weighted average risk-free interest rate	-	1.18%	-	1.18%
Expected life of the options (in years)	-	6.25	-	6.25
Expected stock price volatility	-	76.52%	-	76.52%
Expected dividend yield	-	-	-	-

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

The following table summarizes information regarding RSUs as of December 31, 2012 and for the six months ended June 30, 2013, as adjusted for the 1-for-12 reverse stock split effective on January 28, 2013.

	Omnibus Plan		Inducement Grants
	Number	Weighted Average Value per Share	Number	Weighted Average Value per Share
Outstanding, December 31, 2012	30,047	$31.01	29,163	$21.91
Granted	-	$-	-	$-
Canceled	(5,785)	$30.38	(5,113)	$23.28
Released to common stock	(12,262)	$28.09	(2,762)	$23.28
Released for settlement of taxes	(2,751)	$32.42	(457)	$23.28
Outstanding, June 30, 2013	9,249	$34.91	20,831	$21.36

As of June 30, 2013, there was $314,000 of total unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized as compensation expense over a weighted average period of two years, subject to the accelerated vesting in full of the RSUs in connection with the Offer, as described above herein.

As of June 30, 2013, none of the outstanding RSUs were vested.

Preferred Stock and Dividends

On June 20, 2013, the Company entered into an Amended and Restated Rights Agreement with its transfer agent, which amended and restated the Company’s previous Rights Agreement dated as of June 11, 2003, as amended, scheduled to expire on June 23, 2013. In connection with the Company’s entering into the Amended and Restated Rights Agreement, the Board declared a dividend of one preferred share purchase right (a “ Right” and collectively, the “Rights” ) for each outstanding share of common stock, par value $0.01 per share, of the Company to stockholders of record at the close of business on June 30, 2013.

The Rights granted under the Amended and Restated Rights Agreement are intended to establish a deterrent to any person acquiring 4.9% or more of the outstanding shares of the Company’s common stock, or any existing 4.9% or greater holder from acquiring any additional shares representing 1.0% or more of the then outstanding common stock, in each case, without the approval of the Board, in an effort to preserve the Company’s net operating losses and other similar tax attributes against potential limitations presented by stock ownership changes.

Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series H Junior Participating Preferred Stock (“Preferred Stock”), par value $0.01 per share, of the Company’s preferred stock at a price of $6.75 per one one-thousandth of a share. The Rights become exercisable only, however, after any person acquires, or announces intention to acquire via a tender or exchange offer, 4.9% or more of the Company's outsanding shares of common stock. Prior to such time, the Board may redeem the Rights in whole, but not in part, at a redemption price of $0.01 per Right, payable in cash, shares of the Company’s common stock or another form of consideration at the option of the Company. Immediately upon the redemption of any Rights, the holder’s right to exercise such Rights will terminate and the holder will be entitled only to receive the redemption price.

Until a Right is exercised or exchanged, the holder thereof, as such, will have no additional rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.

Shares of Preferred Stock issued upon exercise of the Rights will not be redeemable. Each share of Preferred Stock will be entitled, when, as and if declared, to a minimum preferential quarterly dividend payment of the greater of (a) $10 per share, and (b) an amount equal to 1,000 times the dividend declared per share of common stock. In the event of liquidation, dissolution or winding up of the Company, the holders of the Preferred Stock will be entitled to a minimum preferential payment of the greater of (a) $1,000 per share (plus any accrued but unpaid dividends), and (b) an amount equal to 1,000 times the payment made per share of common stock. Each share of Preferred Stock will have 1,000 votes, voting together with the common stock. Finally, in the event of any merger, consolidation or other transaction in which outstanding shares of common stock are converted or exchanged, each share of Preferred Stock will be entitled to receive 1,000 times the amount received per share of common stock. These rights are protected by customary antidilution provisions.

 At June 30, 2013 and December 31, 2012, 15,000,000 shares of Preferred Stock were authorized. There were no shares of Preferred Stock issued and outstanding at June 30, 2013 and December 31, 2012.

(6) Net Loss per Share

 The computation of basic and diluted net loss per share is as follows (in thousands, except per share amounts), as adjusted for the 1-for-12 reverse stock split effective on January 28, 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Basic net loss per share computation:
Numerator:
Net loss	$(2,358)	$(3,530)	$(4,850)	$(6,317)
Denominator:
Weighted average number of common shares outstanding	2,910	2,844	2,904	2,829

Basic net loss per share:	$(0.81)	$(1.24)	$(1.67)	$(2.23)
Stock options and restricted stock units not included in dilutive net loss per share because they are antidilutive	76	-	76	-
Warrants not included in dilutive loss per share because they are anti-dilutive	0.4	0.4	0.4	0.4

For the three and six months ended June 30, 2013, all outstanding stock options, RSUs, and warrants were excluded from the computation of diluted net loss per common share as the inclusion of such items would be anti-dilutive based on the net loss reported.

(7) Product Lines, Concentration of Credit Risk and Significant Customers

The Company is a provider of innovative accessories and power management solutions for computers and mobile electronic devices. The Company has five product lines: Power, Batteries, Audio, Protection and Other Accessories. The Company's chief operating decision maker (“CODM”) continues to evaluate revenues based on product lines and geographies. However, the CODM manages the Company’s operations as a single business segment, which consists of the development, marketing and sales of electronics accessories across all product lines.

The following tables summarize the Company’s revenues by product line, as well as its revenues by geography (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Power	$3,786	$5,814	$8,360	$12,331
Batteries	342	435	777	1,093
Audio	479	600	943	1,378
Protection	55	303	153	432
Other accessories	46	140	57	305
Total revenues	$4,708	$7,292	$10,290	$15,539

Pure Energy, the Company’s sole supplier of its battery products, has been placed into receivership. An immediate alternative supplier has not been identified, making it doubtful that the Company will be able to continue its line of battery products.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Americas	$3,645	$5,839	$8,170	$12,343
Europe	816	1,100	1,713	2,475
Asia Pacific	247	353	407	721
Total Revenues	$4,708	$7,292	$10,290	$15,539

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

One customer (Walmart) accounted for 42% of net sales for the six months ended June 30, 2013. Two customers (Walmart and RadioShack) accounted for 28% and 16%, respectively, of net sales for the six months ended June 30, 2012.

Walmart also accounted for 42% of net accounts receivable at June 30, 2013. Two customers (Walmart and Fry’s Electronics) accounted for 24% and 11%, respectively, of net accounts receivable at December 31, 2012.

Allowance for doubtful accounts was $612,000 and $362,000 at June 30, 2013 and December 31, 2012, respectively. Allowance for sales returns and price protection was $383,000 and $508,000 at June 30, 2013 and December 31, 2012, respectively.

(8) Contingencies

The Company procures its products primarily from suppliers based in Asia. Typically, the Company places purchase orders for completed products and takes ownership of the finished inventory upon completion and delivery from its suppliers. Occasionally, the Company presents its suppliers with “Letters of Authorization’ to induce the suppliers to procure long-lead raw components to be used in the manufacture of the Company’s products. These Letters of Authorization indicate the Company’s commitment to utilize the long-lead raw components in production. As of September 30, 2007, based on a change in strategic direction, the Company determined it would not procure certain products for which it had outstanding Letters of Authorization with suppliers, but was required to pay suppliers for certain Letter of Authorization commitments. During the first quarter of 2013, the Company settled its remaining obligations related to the commitments. At June 30, 2013 and December 31, 2012, the Company had estimated and recorded remaining liability for this contingency in the amounts of zero and $80,000, respectively.

From time to time, the Company is involved in legal proceedings arising in the ordinary course of its business. The Company is not currently a party to any litigation for which, in the Company’s determination, an adverse outcome would have a material effect on the Company’s financial condition, results of operations, or cash flows.

(9) Subsequent Events

On July 25, 2013 Steel Excel Inc. (“Steel”) commenced a third-party cash tender offer to acquire up to 1,316,866 of the outstanding shares of the Company’s common stock, representing a 44.0% ownership position in the Company on a fully-diluted basis, at a price of $3.95 per share (the “Offer”). The Offer is scheduled to expire at 5:00 p.m. Eastern Standard Time on August 22, 2013, unless extended or earlier terminated.

The Offer was made pursuant to a Stock Purchase and Sale Agreement entered into by the Company and Steel on July 11, 2013 (the “Sale Agreement”), which, together with the transactions contemplated thereby, was unanimously approved by the Board on July 1, 2013. Under the Sale Agreement, the Offer is conditioned upon, among other things, the valid tender of at least 897,864 (or 30.0%) of the outstanding shares of the Company’s common stock. If at least 897,864, but less than 1,316,866, of the outstanding shares of the Company’s common stock are tendered in the tender offer, Steel is obligated to purchase from the Company such number of newly issued shares of common stock, when added to the number of shares of common stock owned by Steel following consummation of the Offer, constitutes 44.0% of the Company’s common stock then outstanding on a fully-diluted basis.

Adage Capital Partners, L.P., a stockholder owning approximately 21.0% of the Company’s outstanding common stock, has entered into a tender and voting agreement with Steel and the Company pursuant to which Adage has agreed to, among other things, tender all of its shares of the Company’s common stock in the Offer, subject to proration for tenders by other stockholders.

Upon the consummation of the Offer, Steel will have the right to designate two of the four directors on the Board. Also, immediately after the closing of the transactions contemplated by the Sale Agreement, Michael D. Heil will be terminated from his position as an executive officer of the Company and a new president and chief executive officer will be appointed.

Concurrent with the commencement of the Offer, on July 25, 2013 we filed a Solicitation/Recommendation Statement on Schedule 14D-9 setting forth a detailed description of the terms and background of the Offer, the Board’s recommendation that Company stockholders tender their shares in the Offer, and the Board’s rationale for its recommendation.

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

Forward Looking Statements

This report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe," "expect," "anticipate," “estimate” and other similar statements of expectations identify forward-looking statements. Forward-looking statements in this report can be found in the “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplementary Data” sections as well as other sections of this report and include, without limitation, statements concerning our expectations regarding our anticipated revenue, costs, cash flows, gross profit, gross margins, operating efficiencies, and related expenses for 2013; our expectations of the completion of the transactions contemplated by the Sale Agreement (including the Offer) as described elsewhere herein, including the ability of the parties’ to the Sale Agreement to satisfy the conditions set forth therein and the possibility of any termination of the Sale Agreement, and other statements regarding the timing and the closing of the tender offer and transactions contemplated by the Sale Agreement; our expectations regarding our strategy, including but not limited to, our intentions to expand the market availability and broaden the distribution base of our products, thus decreasing our reliance on sales to Walmart, beliefs regarding the market need for our products, the expected sources, availability and sufficiency of cash and liquidity; expected market and industry trends; our expectations regarding the success of new product introductions; our efforts to continue to reduce costs while retaining and pursuing existing and new customer relationships; our expectations about competition; trends in key operating metrics, including days outstanding in accounts receivable and inventory turns; the results of future tax audits and tax settlements; the realizability of our deferred tax asset and the outcome of uncertain tax positions; the recognition of unrecognized equity compensation cost; other initiatives, including plans for internal product development, sourcing products from third-parties, joint marketing ventures, product bundling, expanding our distribution beyond consumer retail by selling products into additional distribution channels and the resulting positive impact on our revenue and earnings of these initiatives; our intention to retain cash balances in the United Kingdom; the possible disposition of assets; future payments to suppliers for letters of authorization; the possibility that we may issue additional shares of stock, including in connection with the transactions contemplated under the Sale Agreement; the possibility that we may attempt to access a credit facility; our intention and ability to hold marketable securities to maturity; our intentions about employing hedging strategies; and our expectations regarding the outcome and anticipated impact of various legal proceedings in which we may be involved.

These forward-looking statements are based largely on our management's expectations and involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include those discussed in our Annual Report on Form 10-K for the year ended December 31, 2012 under the heading “Risk Factors” and those set forth in other sections of this report and in other reports that we file with the SEC. Additional factors that could cause actual results to differ materially from those expressed in these forward-looking statements include, among others, the following:

●	the sufficiency of our revenue to absorb expenses;
●	our ability to expand our revenue base and develop new products and product enhancements;
●	our dependence on large purchases from significant customers, namely Walmart;
●	our ability to expand and diversify our customer base;
●	our reliance upon Walmart, as well as other distributors and resellers;
●	increased focus by consumer electronics retailers on their own private label brands;
●	increased use of slotting fees by our traditional customers;

●

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

●	our ability to manage our inventory levels;
●	decreasing sales prices on our products over their sales cycles;
●	our failure to integrate acquired businesses, products and technologies;
●	our reliance on and the risk relating to outsourced manufacturing fulfillment of our products, including potential increases in manufacturing costs;
●	our reliance on sole sources for key components;
●	the negative impacts of product returns;
●	design and performance issues with our products;
●	liability claims;
●	our failure to expand or protect our proprietary rights and intellectual property;
●	intellectual property infringement claims against us;
●	our ability to hire and retain qualified personnel;
●	our ability to meet our future capital needs, including to secure additional financing;
●	increased competition and/or reduced demand in our industry;
●	our failure to comply with domestic and international laws and regulations;
●	economic conditions, political events, war, terrorism, public health issues, natural disasters and similar circumstances;
●	the possibility that our common stock could be delisted from the NASDAQ Capital Market, whether voluntarily upon the completion of the transactions contemplated under the Sale Agreement, or otherwise;
●	the possible suspension of our reporting obligations under the Exchange Act after the completion of the transactions contemplated under the Sale Agreement;
●	volatility in our stock price;
●	concentration of stock ownership among our executive officers and principal stockholders;
●

provisions in our certificate of incorporation, bylaws and Delaware law, as well as our amended and restated stockholder rights plan, that could make a proposed acquisition of the Company more difficult;

●	the possibility that the tender offer by Steel and the subsequent top-up purchase (if necessary), as contemplated under the Sale Agreement, may not be consummated; and
●	dilution resulting from potential future stock issuances.

In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will prove to be accurate. We undertake no obligation to publicly update or revise any forward-looking statements, or any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements.

Overview and Operating Outlook

We design and develop products that make mobile electronic devices more efficient and cost effective, thus allowing professionals and other consumers to better utilize their mobile devices and access information more readily. Our current product offering primarily consists of power, batteries, audio and protection solutions for mobile electronic devices.

We have historically generated the majority of our revenue from the sale of chargers for laptops. However, consumers are increasingly using smartphones and tablets as their primary mobile electronic devices. As a result of this shift, we have seen increased competition and a decline in demand for our power products from our traditional customer base as well as increased competition from retail customers who offer traditional power products under their own private-label brands. Although we have expanded our offering of products beyond our traditional power products to include a variety of accessories to support the increased utilization of smartphones and tablets, including audio and protection products, the revenue generated from the sales of these products has not offset the decline in revenue from historical sales of our traditional power products.

Second Quarter 2013 Highlights

●

Total revenue decreased by 35.4% to $4.7 million, compared to $7.3 million for the second quarter of 2012. Total revenue for the six months ended June 30, 2013 decreased by 33.8% to $10.3 million, compared to $15.5 million for the six months ended June 30, 2012.

●

Gross margin decreased to 4.8% as a percentage of total revenue, compared to 19.7% for the second quarter of 2012. Gross margin decreased to 10.8% as a percentage of total revenue for the six months ended June 30, 2013, compared to 18.5% for the six months ended June 30, 2012.

●

Total operating expenses decreased by 31.4% to $2.7 million, compared to $4.0 million for the second quarter of 2012. Total operating expenses decreased by 27.6% to $5.9 million, compared to $8.2 million for the second quarter of 2012.

●

Net loss per share was ($0.81), compared to ($1.24) during the second quarter of 2012, as adjusted for the 1-for-12 reverse stock split effective on January 28, 2013. Net loss per share was ($1.67) during the six months ended June 30, 2013, compared to ($2.23) for the six months ended June 30, 2012, as adjusted for the 1-for-12 reverse stock split effective on January 28, 2013.

During the second quarter of 2013, we continued to see increases in component costs from our major Asian suppliers, primarily due to a decrease in our volume of purchases, combined with pricing pressure from our customers. We also continued to experience the effects of market trends away from third-party branded products and toward private label products, as well as increased competition from traditional competitors with the ability to pay high slotting fees. In response, we continue pursuing actions to reduce costs while simultaneously implementing sales and marketing initiatives intended to develop new and retain existing customer relationships. Unless these events and initiatives reverse current trends, of which there is no assurance, we will experience further decreases in sales and continue to incur losses from operations for the foreseeable future.

(1) Recent Events

Tender Offer

On July 25, 2013 Steel Excel Inc. (“Steel”) commenced a third-party cash tender offer to acquire up to 1,316,866 of the outstanding shares of the Company’s common stock, representing a 44.0% ownership position in the Company on a fully-diluted basis, at a price of $3.95 per share (the “Offer”). The Offer is scheduled to expire at 5:00 p.m. Eastern Standard Time on August 22, 2013, unless extended or earlier terminated.

The Offer was made pursuant to a Stock Purchase and Sale Agreement entered into by the Company and Steel on July 11, 2013 (the “Sale Agreement”), which, together with the transactions contemplated thereby, was unanimously approved by the Board on July 1, 2013. Under the Sale Agreement, the Offer is conditioned upon, among other things, the valid tender of at least 897,864 (or 30.0%) of the outstanding shares of the Company’s common stock. If at least 897,864, but less than 1,316,866, of the outstanding shares of the Company’s common stock are tendered in the tender offer, Steel is obligated to purchase from the Company such number of newly issued shares of common stock, when added to the number of shares of common stock owned by Steel following consummation of the Offer, constitutes 44.0% of the Company’s common stock then outstanding on a fully-diluted basis.

Adage Capital Partners, L.P., a stockholder owning approximately 21.0% of the Company’s outstanding common stock, has entered into a tender and voting agreement with Steel and the Company pursuant to which Adage has agreed to, among other things, tender all of its shares of the Company’s common stock in the Offer, subject to proration for tenders by other stockholders.

Upon the consummation of the Offer, Steel will have the right to designate two of the four directors on the Board. Also, immediately after the closing of the transactions contemplated by the Sale Agreement, Michael D. Heil will be terminated from his position as an executive officer of the Company and a new president and chief executive officer will be appointed.

Concurrent with the commencement of the Offer, on July 25, 2013 we filed a Solicitation/Recommendation Statement on Schedule 14D-9 setting forth a detailed description of the terms and background of the Offer, the Board’s recommendation that Company stockholders tender their shares in the Offer, and the Board’s rationale for its recommendation.

In conjunction with the tender offer, in May 2013 the Company provided Steel a quarterly financial forecast for 2013.   For the second quarter, the Company forecasted total revenues of $5.5 million, gross margin of $1.0 million and negative EBITDA of ($970,000).  Actual results, as more fully discussed herein, were lower, at $4.7 million, $230,000 and ($2.0 million), respectively. As discussed elsewhere herein, our second quarter results were adversely impacted by the transition of customers toward private label products, loss of shelf space due to the payment by competitors of slotting fees, and the receivership of Pure Energy, our rechargeable battery supplier. These and other events that may occur could cause our results for the balance of the year to be lower than the Company's forecast. The forecasted information referenced herein and additional risks and uncertainties relating to it are more fully set forth in the Company's Schedule 14D-9 filed in connection with the tender offer and available at http://www.sec.gov/Archives/edgar/data/1075656/000143774913009416/igoi20130724_sc14d9.htm

Pure Energy Receivership

On July 11, 2013, we reported in a Current Report on Form 8-K that Pure Energy Solutions, the Company’s main supplier of rechargeable alkaline batteries, had been placed into receivership, causing a delay in shipments of the Company’s then existing orders. As of August 8, 2013, Pure Energy remains in receivership and the shipments continue to be delayed as no replacement supplier has been identified As a result, and after further analysis, the Company has determined that its investment in Pure Energy Visions (which holds Pure Energy as a subsidiary) is fully impaired and has written off the remaining value of its investment in Pure Energy Visions, along with the net book value of its technology license and distribution rights from Pure Energy, which were recorded at approximately $60,000 and $456,000, respectively, on the Company’s balance sheet. Due in part to the receivership matter, revenue from the sale of Pure Energy Products during the second quarter declined by approximately $93,000, representing a 16.6% decrease from sales of Pure Energy Products during the first quarter . The Company expects further sales declines as it sells through its existing inventory.

(2) Critical Accounting Policies and Estimates

There were no changes in our critical accounting policies during the six months ended June 30, 2013 from those set forth in Part II, Item 7, “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2012.

(3) Results of Operations

The following table presents certain selected consolidated financial data for the three and six months ended June 30, 2013 and 2012 expressed as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	95.2%	80.3%	89.2%	81.5%
Gross profit	4.8%	19.7%	10.8%	18.5%

Operating expenses:
Sales and marketing	18.6%	21.3%	16.9%	20.1%
Research and development	3.7%	8.6%	6.1%	8.2%
General and administrative	26.1%	24.8%	30.2%	24.5%
Asset Impairment	9.7%	0.0%	4.4%	0.0%
Total operating expenses	58.1%	54.7%	57.6%	52.8%
Loss from operations	(53.3)%	(35.0)%	(46.8)%	(34.3)%

Other income, net:
Interest income, net	0.0%	0.0%	0.0%	0.0%
Other income (expense), net	3.0%	(13.5)%	(0.3)%	(6.5)%
Net Loss	(50.3)%	(48.5)%	(47.1)%	(40.8)%

Comparison of Three and Six Months Ended June 30, 2013 and 2012

Revenue.

Revenue generally consists of sales of products, net of returns and allowances. To date, our revenues have come predominantly from sales of laptop chargers. The following tables summarize the year-over-year comparison of our consolidated revenue for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	Three months Ended June 30, 2013	Three months Ended June 30, 2012	Decrease from same period in prior year	Percentage change from same period in prior year
Revenue	$4,708	$7,292	$(2,584)	(35.4)%

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Decrease from same period in prior year	Percentage change from same period in prior year
Revenue	$10,290	$15,539	$(5,249)	(33.8)%

Following is a breakdown of revenue by significant account for the three and six months ended June 30, 2013 and 2012 with the corresponding dollar and percent changes (dollars in thousands):

	For the Three Months Ended June 30
	2013		2012
	Sales	% of Total Sales	Sales	% of Total Sales	$ Change	% Change

Walmart	$1,778	38%	$2,349	32%	$(571)	(24.3)%
Woot	375	8%	354	5%	21	5.9%
Hudson Group	184	4%	378	5%	(194)	(51.3)%
Aqipa	156	3%	155	2%	1	0.6%
Micro-P	157	3%	70	1%	87	124.3%
RadioShack	-	-	1,169	16%	(1,169)	(100.0)%
All other customers	2,058	44%	2,817	39%	(759)	(26.9)%
	$4,708	100%	7,292	100%	$(2,584)	(35.4)%

	For the Six Months Ended June 30,
	2013		2012
	Sales	% of Total Sales	Sales	% of Total Sales	$ Change	% Change

Walmart	$4,322	42%	$4,368	28%	$(46)	(1.1)%
Hudson Group	580	6%	674	4%	(94)	(13.9)%
Woot	462	4%	802	5%	(340)	(42.4)%
Aqipa	437	4%	314	2%	123	39.2%
Micro-P	333	3%	70	1%	263	375.7%
RadioShack	167	2%	2,503	16%	(2,336)	(93.3)%
All other customers	3,989	39%	6,808	44%	(2,819)	(41.4)%
	$10,290	100%	15,539	100%	$(5,249)	(33.8)%

The decrease in revenue for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 was primarily due to declines in sales volume of power products to Radio Shack and Hudson Group, combined with a decline in the average selling price for power products to Walmart. The decline in sales to all other customers is primarily attributable to lower sales of power products in North American markets, as well as a decrease in the sale of audio products of $121,000 to $479,000 for the three months ended June 30, 2013, compared to $600,000 for the 3 months ended June 30, 2012, and a decrease in sales of batteries of $93,000 to 342,000 for the three months ended June 30, 2013, compared to $435,000 for the three months ended June 30, 2012.

The decrease in revenue for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 was primarily due to declines in sales volume of power products to Radio Shack, Hudson Group, and Woot, combined with a decline in average selling price for power products to Walmart, partially offset by an increase in sales volume of power products to Walmart, Aquipa, and Micro-P.  The decline in sales to all other customers is primarily attributable to lower sales of power products in North American. markets, as well as a $435,000 decrease in the sale of audio products to $943,000 for the six months ended June 30, 2013, compared to $1,378,000 for the six months ended June 30, 2012, and a $316,000 decrease in sales of batteries to $777,000 for the six months ended June 30, 2013, compared to $1,093,000 for the six months ended June 30, 2012.

We are working to continue to broaden our distribution base and expand sales of product categories other than power during 2013 with the goal of reducing our dependence on sales of power products to Walmart.

Cost of revenue, gross profit and gross margin.

Cost of revenue generally consists of costs associated with components, outsourced manufacturing, in-house labor for assembly, testing, packaging, shipping and quality assurance, depreciation of equipment and indirect manufacturing costs. Gross profit is the difference between revenue and cost of revenue. Gross margin is gross profit stated as a percentage of revenue. The following table summarizes the year-over-year comparison of our cost of revenue, gross profit and gross margin for the three and six months ended June 30, 2013 and 2012 (in thousands, except percentages):

	Three months Ended June 30, 2013	Three months Ended June 30, 2012	Decrease from same period in prior year	Percentage change from same period in prior year
Cost of Revenue	$4,480	$5,855	$(1,375)	(23.5)%
Gross Profit	$228	$1,437	$(1,209)	(84.1)%
Gross Margin	4.8%	19.7%	(14.9)%	NA

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Decrease from same period in prior year	Percentage change from same period in prior year
Cost of Revenue	$9,181	$12,657	$(3,476)	(27.5)%
Gross Profit	$1,109	$2,882	$(1,773)	(61.5)%
Gross Margin	10.8%	18.5%	(7.7)%	NA

The decrease in cost of revenue for the three and six months ended June 30, 2013 as compared to the same periods in 2012 was primarily due to the decline in overall sales, shift in product mix, and decline in average selling prices to Walmart and other customers. Labor and overhead expenses decreased by $400,000 to $1.0 million, or 21.3% of revenue, for the three months ended June 30, 2013, compared to $1.4 million, or 18.7% of revenue, for the three months ended June 30, 2012 and decreased by $800,000 to $2.0 million or 19.4% for the six months ended June 30, 2013 compared to $2.8 million or 18.0% for the six months ended June 30, 2012. Cost of revenue as a percentage of revenue increased to 95.2% for the three months ended June 30, 2013, from 80.3% for the three months ended June 30, 2012, and increased to 89.2% from 81.5% for the six months ended June 30, 2013, primarily due to fixed labor and overhead costs being spread over reduced revenue, and a shift to lower margin customers for the three and six months ended June 30, 2013 when compared to the three and six months ended June 30, 2012, respectively.

Sales and marketing.

Sales and marketing expenses generally consist of salaries, commissions, other personnel-related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. The following table summarizes the year-over-year comparison of our sales and marketing expenses for the three months ended June 30, 2013 and 2012 (dollars in thousands):

	Three months Ended June 30, 2013	Three months Ended June 30, 2012	Decrease from same period in prior year	Percentage change from same period in prior year
Sales and marketing	$876	$1,551	$(675)	(43.5)%

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Decrease from same period in prior year	Percentage change from same period in prior year
Sales and marketing	$1,735	$3,119	$(1,384)	(44.4)%

The decrease in sales and marketing expenses for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, primarily resulted from decreases of approximately $548,000 in personnel-related expenses (mainly from reductions in labor force), $230,000 in advertising, market research, public relations and website development expenses, partially offset by increases of $68,000 in product packaging and $65,000 in outside commissions and professional fees.

The decrease in sales and marketing expenses for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, primarily resulted from decreases of approximately $874,000 in personnel-related expenses (mainly from reductions in labor force), $403,000 in advertising, market research, public relations and website development expenses, $76,000 in outside commissions and professional fees, $21,000 in depreciation expense and $18,000 in freight, partially offset by an increase of $67,000 in product packaging.

As a percentage of revenue, sales and marketing expenses decreased to 18.6% and 16.9% for the three and six month-periods ended June 30, 2013 from 21.3% and 20.1% for the three and six month periods ended June 30, 2012.

Research and development.

Research and development expenses consist primarily of salaries and personnel-related costs, outside consulting, lab costs and travel-related costs of our product development group. The following table summarizes the year-over-year comparison of our research and development expenses for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	Three months Ended June 30, 2013	Three months Ended June 30, 2012	Decrease from same period in prior year	Percentage change from same period in prior year
Research and development	$172	$625	$(453)	(72.5)%

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Decrease from same period in prior year	Percentage change from same period in prior year
Research and development	$631	$1,276	$(645)	(50.5)%

The decrease in research and development expenses for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 resulted primarily from decreases of approximately $249,000 in personnel-related costs (mainly from reductions in labor force), $160,000 in engineering consulting expenses, $24,000 in professional fees, and $5,000 in building rent.

The decrease in research and development expenses for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 resulted primarily from decreases of approximately $250,000 in personnel-related costs (mainly from reductions in labor force), $295,000 in engineering consulting expenses, $66,000 in professional fees, and $14,000 in building rent.

As a percentage of revenue, research and development expenses decreased to 3.7% and 6.1% for the three and six month-periods ended June 30, 2013 from 8.6% and 8.2% for the three and six month-periods ended June 30, 2012.

General and administrative.

General and administrative expenses consist primarily of salaries and other personnel-related expenses of our finance, human resources, information systems, corporate development and other administrative personnel, as well as facilities, legal and other professional fees, depreciation and amortization and related expenses. The following table summarizes the year-over-year comparison of our general and administrative expenses for the three months ended June 30, 2013 and 2012 (dollars in thousands):

	Three months Ended June 30, 2013	Three months Ended June 30, 2012	Decrease from same period in prior year	Percentage change from same period in prior year
General and administrative	$1,227	$1,806	$(579)	(32.0)%

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Decrease from same period in prior year	Percentage change from same period in prior year
General and administrative	$3,108	$3,801	$(693)	(18.2)%

The decrease in general and administrative expenses for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 resulted primarily from decreases of $197,000 in personnel-related expenses (mainly from reductions in labor force), $230,000 in equity compensation, $181,000 in intangible asset amortization expense, $80,000 in bad debt expense, $35,000 in bank fees and customer discounts, and $27,000 in shareholder services, partially offset by an increase in professional fees of $212,000.

The decrease in general and administrative expenses for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 resulted primarily from decreases of $365,000 in personnel-related expenses (mainly from reductions in labor force), $639,000 in equity compensation, $360,000 in intangible asset amortization expense, $35,000 in bank fees and customer discounts, and $32,000 in dues and subscriptions, partially offset by increases in bad debt expense of $170,000 and professional fees of $582,000.

As a percentage of revenue, general and administrative expenses increased to 26.1% and 30.2% for the three and six- month periods ended June 30, 2013 from 24.8% and 24.5% for the three and six month-periods ended June 30, 2012.

 Asset impairment.

    Asset impairment expense consists of expenses associated with impairment write-downs of amortizable intangible assets. In conjunction with the Company’s long term investment impairment, we determined a triggering event had occurred during the second quarter of 2013 that caused us to evaluate the intangible assets related to Pure Energy for impairment, specifically the distribution rights and technology license. Based on the receivership of Pure Energy and the resulting delay of shipments, as discussed under “Recent Events—Pure Energy Receivership” above, we determined the amortizable intangible assets with a remaining book value of $456,000 were fully impaired. A total asset impairment charge of $456,000 related to the amortizable intangible assets was recorded for the three months ended June 30, 2013.

Interest income, net.

Interest income, net was $2,000 for the three months ended June 30, 2013 compared to $2,000 for the three months ended June 30, 2012, and decreased by $3,000 to $4,000 for the six months ended June 30, 2013 compared to $7,000 for the six months ended June 30, 2012. The decrease was primarily due to decreased short-term investment balances during 2013. At June 30, 2013, the average yield on our cash and short-term investments was approximately 0%.

Other income (expense), net.

Other income (expense), net was $143,000 for the three months ended June 30, 2013, primarily due a $200,000 reimbursement from Texas Instruments following the termination of its contract to create an integrated circuit based on iGo Green technology, partially offset by the recognition of ($60,000) other-than-temporary impairment charges related to long-term investment securities, as discussed more fully under “Recent Events”. Other income (expense), net was ($987,000) for the three months ended June 30, 2012 primarily due to the recognition of other-than-temporary impairment charges related to long-term investment securities.

Other income (expense), net was ($33,000) for the six months ended June 30, 2013, primarily due ($175,000) foreign exchange losses and the recognition of ($60,000) other-than-temporary impairment charges related to long-term investment securities, partially offset by a $200,000 reimbursement from Texas Instruments following the termination of its contract to create an integrated circuit based on iGo Green technology. Other income (expense), net was ($1,010,000) for the six months ended June 30, 2012 primarily due to the recognition of other-than-temporary impairment charges related to long-term investment securities.

Income taxes.

No provision for income taxes was required for the respective three and six month-periods ended June 30, 2013 or 2012. Based on historical operating losses and projections for future taxable income, it is more likely than not that we will not fully realize the benefits of our net operating loss carryforwards. We have not, therefore, recorded a tax benefit from our net operating loss carryforwards for the three months ended June 30, 2013 or June 30, 2012, which at June 30, 2013 totaled approximately $178 million.

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

Our primary use of cash has been to fund operating losses, acquisitions and working capital needs of our business, which we expect to continue through 2013. Some of our new suppliers of batteries, protection and audio products have been unwilling to extend trade credit to us on the same terms and conditions as our power product suppliers have historically done. As a result, we are required to pay for purchases of these products in advance of the related sale of these products, which has increased our use of cash to support the working capital required to effectively operate our business. Historically, our primary sources of liquidity have been funds provided by the sale of intellectual property assets and excess inventory. We cannot assure you that this source, or any other source of liquidity, will be available to us in the future.

We currently do not maintain a credit facility with a bank. However, we may attempt to gain access to this source of financing at some point in the future.

The following table sets forth for the period presented certain consolidated cash flow information (in thousands):

	Six Months Ended June 30,
	2013	2012

Net cash provided by (used in) operating activities	$988	$(1,927)
Net cash provided by (used in) investing activities	(40)	2,595
Net cash provided by financing activities	-	-
Foreign currency exchange impact on cash flow	128	(209)
Increase (decrease) in cash and cash equivalents	$1,076	$459
Cash and cash equivalents at beginning of period	$8,229	$10,290
Cash and cash equivalents at end of period	$9,305	$10,749

●

Net cash provided by (used in) operating activities. Net cash provided by operating activities for the six months ended June 30, 2013 resulted primarily from a decrease in inventory levels of $3.4 million, partially offset by cash used to fund operations. We expect to incur a net use of cash in operating activities through the remainder of 2013 to support business operations.

Our consolidated cash flow operating metrics are as follows:

	Six Months Ended June 30,
	2013	2012

Days outstanding in ending accounts receivable (“DSOs”)	63	52
Inventory turns	3	2

The increase in DSOs at June 30, 2013 compared to June 30, 2012 was primarily due to the decrease in revenue, partially offset by the decline in accounts receivable for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. We expect DSOs will be consistent for the remainder of 2013. The increase in inventory turnover was primarily due to the reduction in average inventory. We intend to continue to closely manage inventory during the remainder of 2013 and expect inventory turns to remain consistent for the remainder of 2013.

●

Net cash provided by (used in) investing activities. For the six months ended June 30, 2013, net cash was used in investing activities primarily as a result of a purchase of intangibles. For the three months ended June 30, 2012, net cash was generated by investing activities primarily as a result of the sale of short-term investments.

●	Net cash provided by financing activities. We had no cash flow from financing activities during the first six months of 2013 or 2012.

Investments.

At June 30, 2013, our short-term investments in marketable securities included one municipal bond mutual fund with a total fair value of approximately $2.1 million. Our long-term investments consisted of 2,142,858 shares of Pure Energy Visions common stock plus an interest-free convertible secured debenture having a one-year repayment term that converts into an additional 2,142,858 shares of Pure Energy Visions common stock in lieu of repayment either upon the achievement of certain business goals or earlier at our discretion. The debenture was not collected within the one-year repayment term and the Company maintains its rights and remedies under the debenture, though it has determined the value of the debenture to be fully impaired, as discussed elsewhere herein. At June 30, 2013, the Company’s investment in Pure Energy Visions had a fair value of zero.

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

Contractual Obligations.

In our day-to-day business activities, we incur certain commitments to make future payments under contracts such as operating leases and purchase orders. Maturities under these contracts are set forth in the following table as of June 30, 2013 (in thousands):

	2013	2014	2015	2016	2017	More than 5 years

Operating lease obligations	$232	$83	$-	$-	$-	$-
Inventory purchase obligations	812	-	-	-	-	-
Totals	$1,044	$83	$-	$-	$-	$-

Off-Balance Sheet Arrangements.

We have no off-balance sheet financing arrangements.

Net Operating Loss Carryforwards.

As of June 30, 2013, we had approximately $178 million of federal, foreign and state net operating loss carryforwards which expire at various dates. The issuance of our common stock in the future for acquisitions, if any, coupled with prior sales of common stock could cause an annual limitation on the use of our net operating loss carryforwards pursuant to the change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended. This limitation is expected to have a material effect on the timing of our ability to use the net operating loss carryforwards in the future. Additionally, our ability to use the net operating loss carryforwards is dependent upon our future level of profitability, which cannot be determined.

Liquidity Outlook.

Based on our projections, we believe that our existing cash, cash equivalents, and short-term investments will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to obtain debt financing or sell additional equity securities, though any such additional capital resources may not be available to us in amounts or on terms that are acceptable to us.

Pursuant to the Sale Agreement and subject to certain conditions therein, if less than 1,316,866, of the outstanding shares of the Company’s common stock are tendered in the Offer, Steel is obligated to purchase from the Company such number of newly issued shares of common stock, at the price of $3.95 per share, that, when added to the number of shares of common stock owned by Steel following consummation of the Offer, constitutes 44.0% of the Company’s common stock then outstanding on a fully-diluted basis. We cannot accurately predict, however, whether any additional equity securities will be sold to Steel under the Sale Agreement, nor the amount of proceeds, if any, to be realized from such a sale. The sale of additional equity securities to Steel or any other party would, however, result in more dilution to our stockholders.

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

See “Liquidity and Capital Resources” above for further discussion of our capital structure. Market risk, calculated as the potential change in fair value of our cash and cash equivalents and resulting from a hypothetical 1.0% (100 basis point) change in interest rates, was not material at June 30, 2013.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and other procedures that are designed to ensure that information required to be disclosed in our filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. With the participation of the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2013, and concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.     Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results.

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

IGO, INC.

Dated: August 9, 2013	By:	/s/ Michael D. Heil
Michael D. Heil
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1

Stock Purchase and Sale Agreement, dated July 11, 2013, by and between iGo, Inc. and Steel Excel Inc. (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.) (10)

2.2	Tender and Voting Agreement, by and among Steel Excel Inc., iGo, Inc., (only with respect to Section 6 and Section 10 thereof and as a third party beneficiary of Section 4(f) thereof) and Adage Capital Partners, L.P. (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.) (10)

3.1	Certificate of Incorporation of the Company (1)

3.2	Articles of Amendment to the Certificate of Incorporation of the Company dated as of June 17, 1997 (2)

3.3	Articles of Amendment to the Certificate of Incorporation of the Company dated as of September 10, 1997 (1)

3.4	Articles of Amendment to the Certificate of Incorporation of the Company dated as of July 20, 1998 (1)

3.5	Articles of Amendment to the Certificate of Incorporation of the Company dated as of February 3, 2000 (1)

3.6	Articles of Amendment to the Certificate of Incorporation of the Company dated as of March 31, 2000 (2)

3.7	Certificate of Designations, Preferences, Rights and Limitations of Series G Junior Participating Preferred Stock of the Company (3)

3.8	Certificate of Ownership and Merger Merging iGo Merger Sub Inc. with and into Mobility Electronics, Inc. (4)

3.9	Certificate of Elimination of Series C, Series D, Series E, and Series F Preferred Stock of the Company (4)

3.10	Certificate of Amendment to the Certificate of Incorporation of the Company dated effective as of January 28, 2013 (5)

3.11	Certificate of Elimination of Series G Junior Participating Preferred Stock (9)

3.12	Certificate of Elimination of Series H Junior Participating Preferred Stock (9)

3.13	Fourth Amended and Restated Bylaws of the Company (6)

4.1	Specimen of Common Stock Certificate (7)

4.2

Form of Amended and Restated Rights Agreement between the Company and Computershare Trust Company as Rights Agent (including as Exhibit A the form of Certificate of Designation of the Series H Junior Participating Preferred Stock, as Exhibit B the form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock of iGo, Inc.) (9)

4.3	Amendment to Amended and Restated Rights Agreement, dated as of July 11, 2013 between iGo, Inc. and Computershare Trust Company, N.A. (10)

4.4	Form of Warrant to Purchase Common Stock of the Company issued to Silicon Valley Bank on September 3, 2003 (8)

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101**	XBRL Instance Document

101**	XBRL Taxonomy Extension Schema Document

101**	XBRL Taxonomy Calculation Linkbase Document

101**	XBRL Taxonomy Definition Linkbase Document

101**	XBRL Taxonomy Label Linkbase Document

101**	XBRL Taxonomy Presentation Linkbase Document

_____________

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

*    Filed/furnished herewith

(1)	Previously filed as an exhibit to Registration Statement No. 333-30264 dated February 11, 2000.
(2)	Previously filed as an exhibit to Amendment No. 2 to Registration Statement No. 333-30264 on Form S-1 dated May 4, 2000.
(3)	Previously filed as an exhibit to Current Report on Form 8-K filed June 19, 2003.
(4)	Previously filed as an exhibit to Current Report on Form 8-K dated May 21, 2008.
(5)	Previously filed as an exhibit to Form 10-K for the period ended December 31, 2012.
(6)	Previously filed as an exhibit to Form 10-K for the period ended December 31, 2008
(7)	Previously filed as an exhibit to Amendment No. 3 to Registration Statement No. 333-30264 on Form S-1 dated May 18, 2000.
(8)	Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2003.
(9)	Previously filed as an exhibit to Current Report on Form 8-K filed on June 21, 2013.
(10)	Previously filed as an exhibit to Current Report on Form 8-K filed on July 11, 2013.

All other schedules and exhibits are omitted because they are not applicable or because the required information is contained in the Financial Statements or Notes thereto.