Form 10-Q
period 2013-09-30
iGo, Inc.
filed 2013-11-12
CIK 1075656

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

(Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [ ]	Smaller Reporting Company [ X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES      [ ]          NO     [ X ]

At November 1, 2013, there were 2,944,707 shares of the Registrant’s Common Stock, par value $0.01 per share outstanding.

IGO, INC.

FORM 10-Q

Part II, Items 1, 1A, 2, 3, 4 and 5 are not applicable.

i

Part I      FINANCIAL INFORMATION

Item 1.      Financial Statements

IGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$7,208	$8,229
Short-term investments	2,138	2,129
Accounts receivable, net	1,144	4,131
Inventories	3,355	8,376
Prepaid expenses and other current assets	355	336
Total current assets	14,200	23,201

Property and equipment, net	199	445
Intangible assets, net	222	1,001
Long-term investments	-	60
Other assets	154	158
Total assets	$14,775	$24,865

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable	$1,846	$2,698
Accrued expenses and other current liabilities	574	796
Deferred revenue	40	307
Total liabilities	2,460	3,801

Stockholders' Equity:
Common stock, $ 0.01 par value; authorized 90,000,000 shares; 2,944,707 and 2,896,925 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	29	29
Additional paid-in capital	175,939	175,177
Accumulated deficit	(163,583)	(153,934)
Accumulated other comprehensive loss	(70)	(208)
Total stockholders' equity	12,315	21,064
Total liabilities and stockholders' equity	$14,775	$24,865

The accompanying notes are an integral part of these consolidated financial statements.

IGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenue	$3,429	$7,931	$13,718	$23,470
Cost of revenue	3,903	6,424	13,084	19,081
Gross profit (loss)	(474)	1,507	634	4,389

Operating expenses:
Sales and marketing	657	1,123	2,392	4,242
Research and development	511	484	1,142	1,760
General and administrative	3,204	1,684	6,312	5,485
Impairment of intangible assets	-	-	456	-
Total operating expenses	4,372	3,291	10,302	11,487
Loss from operations	(4,846)	(1,784)	(9,668)	(7,098)

Other income, net:
Interest income, net	1	3	5	10
Other income (expense), net	46	(49)	14	(1,059)
Net Loss	(4,799)	(1,830)	(9,649)	(8,147)

Basic and diluted net loss per common share	$(1.65)	$(0.64)	$(3.32)	$(2.87)
Basic and diluted weighted average common shares outstanding	2,917	2,866	2,908	2,841

Other comprehensive loss:
Reclassification adjustment for losses included in net loss	-	33	-	1,008
Unrealized gain (loss) on available for sale of investments	3	(29)	9	(188)
Foreign currency translation adjustments	(1)	(14)	128	(224)
Total comprehensive loss	$(4,797)	$(1,840)	$(9,512)	$(7,551)

The accompanying notes are an integral part of these consolidated financial statements.

IGO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(9,649)	$(8,147)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts and sales returns and credits	725	933
Depreciation and amortization	622	1,295
Amortization of deferred compensation	758	1,199
Other-than-temporary impairment charges	60	1,008
Impairment of intangible assets	456	-
Disposal of prepaid tooling	18	-
Changes in operating assets and liabilities:
Accounts receivable	2,261	653
Inventories	5,021	1,638
Prepaid expenses and other assets	(14)	(278)
Accounts payable	(852)	(657)
Accrued expenses and other current liabilities	(484)	(956)
Net cash used in operating activities	(1,078)	(3,312)

Cash flows from investing activities:
Purchase of property and equipment	-	(266)
Purchase of intangibles	(71)	-
Sale of short-term investments, net	-	2,779
Net cash provided by (used in) investing activities	(71)	2,513

Cash flows from financing activities:
Net cash provided by financing activities	-	-

Effects of exchange rate changes on cash and cash equivalents	128	(224)
Net decrease in cash and cash equivalents	(1,021)	(1,023)
Cash and cash equivalents, beginning of period	8,229	10,290
Cash and cash equivalents, end of period	$7,208	$9,267

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

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles, pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying condensed consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the SEC. The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of results to be expected for the full fiscal year or any other period.

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

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU No. 2012-02”), which allows entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU No. 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test. Otherwise, the quantitative impairment test is not required. ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We adopted this guidance in the first interim period for the fiscal year ending December 31, 2013.

In February 2013, the FASB issued guidance that requires entities to present information about reclassification adjustments from accumulated other comprehensive income in their financial statements or footnotes. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2012. We adopted this guidance in the first interim period for the fiscal year ending December 31, 2013.

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

As of September 30, 2013 and December 31, 2012, the carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate fair values since they are short-term in nature.

As of September 30, 2013 and December 31, 2012, the fair values of the Company’s investments and net intangible assets were as follows (in thousands):

		September 30, 2013		December 31, 2012
Balance Sheet Classification		Investments	Net Intangible Assets	Investments	Net Intangible Assets
	Level 1	$-	$-	$-	$-
Short-term investments *	Level 2	2,138	-	2,129	-
	Level 3	-	-	-	-
		$2,138	$-	$2,129	$-

	Level 1	$-	$-	$-	$-
Long-term investments *	Level 2	-	-	60	-
	Level 3	-	-	-	-
		$-	$-	$60	$-

	Level 1	$-	$-	$-	$-
	Level 2	-	-	-	-
Distribution rights and Technology license **	Level 3	-	-	-	510
		$-	$-	$-	$510

* Recurring fair value measurement

** Non- recurring fair value measurement

At September 30, 2013 and December 31, 2012, investments in U.S. municipal bond funds, totaling approximately $2,138,000 and $2,129,000, respectively, are classified as short-term investments on the condensed consolidated balance sheets. These investments are considered available-for-sale securities and are reported at fair value based on the net asset value as reported by the fund manager, which qualifies as level 2 in the fair value hierarchy.

At September 30, 2013 and December 31, 2012, investments in marketable securities totaling zero and $60,000 are classified as long-term investments on the condensed consolidated balance sheet. In December 2012, the securities, classified as long-term investments, ceased trading in an active market. These investments are considered available-for-sale securities and are reported at fair value based on the most recent available trading price adjusted for lack of liquidity, which qualifies as level 2 in the fair value hierarchy. Prior to December 2012, they qualified as level 1. The unrealized gains and losses on available-for-sale securities are recorded in other comprehensive loss. Realized gains and losses are included in interest income, net.

During the second quarter of 2013, the Company determined that the remaining net book value of its technology license and distribution rights from Pure Energy was fully impaired. The Company has no ability to utilize the technology related to the battery line, nor an immediate alternative manufacturing or supply capability, making it doubtful that the Company will be able to continue the product line associated with these rights.

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

The Company generated net proceeds of zero and $2,779,000 from the sale of short-term available-for-sale marketable securities during the nine months ended September 30, 2013 and September 30, 2012, respectively.

As of September 30, 2013 and December 31, 2012, the amortized cost basis, unrealized holding gains, unrealized holding losses, and aggregate fair value of the Company’s investments in short-term marketable securities were as follows (in thousands):

	September 30, 2013			December 31, 2012
	Amortized Cost	Net Unrealized Holding Gains (Losses)	Aggregate Fair Value	Amortized Cost	Net Unrealized Holding Gains (Losses)	Aggregate Fair Value

U.S. municipal funds	2,129	9	2,138	2,110	19	2,129
	$2,129	$9	$2,138	$2,110	$19	$2,129

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

The Company assesses its long-term investments for other-than-temporary declines in value by considering various factors that include, among other things, events that may affect the creditworthiness of a security’s issuer, the length of time the security has been in a loss position, and the Company’s ability and intent to hold the security until a forecasted recovery of fair value. At December 31, 2012, the Company’s investment in Pure Energy Visions had a fair value significantly below its amortized cost and during the second quarter of 2013 Pure Energy was placed into receivership. Due to the duration the security had been in a loss position and the probability that its value would not be recovered, the Company considered its investment in Pure Energy Visions to be fully impaired and accordingly, recognized a loss of $60,000 for the nine months ended September 30, 2013.

As of September 30, 2013 and December 31, 2012, the amortized cost basis, unrealized holding gains, unrealized holding losses, and aggregate fair value by long-term major security-type investments were as follows (in thousands):

	September 30, 2013				December 31, 2012
	Amortized Cost		Net Unrealized Holding Losses	Aggregate Fair Value	Amortized Cost		Net Unrealized Holding Losses	Aggregate Fair Value

Canadian corporate securites:
Common Stock	$-	*	$-	$-	$30	*	$-	$30
Corporate debenture	-	*	-	-	30	*	-	30
	$-		$-	$-	$60		$-	$60

*             Reflects amortized cost adjusted to fair value at September 30, 2013 and December 31, 2012, respectively, as the Company concluded the unrealized holdings losses on these securities represented other-than-temporary declines in fair value.

 (4) Intangible Assets

Intangible assets consisted of the following at September 30, 2013 and December 31, 2012 (in thousands):

		September 30, 2013			December 31, 2012
	Average Life (Years)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets

Patents and trademarks	3	$4,146	$(3,924)	$222	$4,075	$(3,584)	$491
Trade names	8	442	(442)	-	442	(442)	-
Distribution rights	5	-	-	-	375	(144)	231
Technology license	10	-	-	-	331	(52)	279
Total Intangible assets		$4,588	$(4,366)	$222	$5,223	$(4,222)	$1,001

Aggregate amortization expense for identifiable intangible assets totaled $93,000 and $394,000 for the three and nine months ended September 30, 2013, respectively, and $309,000 and $970,000 for the three and nine months ended September 30, 2012, respectively.

The Company has determined that its investment in Pure Energy Visions is fully impaired and has written off the $456,000 remaining net book value of its technology license and distribution rights from Pure Energy.  The Company has no ability to utilize the technology related to the battery line, nor an immediate alternative manufacturing or supply capability, making it doubtful that the Company will be able to continue the product line associated with these rights.

(5) Stockholders Equity

Stock-based Compensation

Stock-based compensation expense includes compensation expense, recognized over the applicable requisite service periods, from awards of stock options and restricted stock units (“RSUs”) made under the Omnibus Long-Term Incentive Plan as adopted by the Company’s stockholders in 2004 and subsequently amended (“Omnibus Plan”). As of September 30, 2013, there was no unrecognized compensation cost related to stock options and RSUs. In connection with the tender offer by Steel Excel Inc. (“Steel”) to acquire up to 1,316,866 of the outstanding shares of the Company’s common stock, representing a 44.7% ownership position in the Company on a fully-diluted basis, at a price of $3.95 per share (the “Offer”), the Company’s Board of Directors (the “Board”) approved the conditional acceleration of full vesting of outstanding stock options and RSUs upon the commencement of the Offer. Accordingly, upon the consummation of the Offer, $474,000 unrecognized compensation cost related to stock options and RSUs was recognized on August 23, 2013.

For the three and nine months ended September 30, 2013, the Company recorded pre-tax charges to general and administrative expense of $541,000 and $758,000, respectively, associated with RSU and stock option awards activity. For the three and nine months ended September 30, 2012, the Company recorded pre-tax charges to general and administrative expense of $343,000 and $1,199,000, respectively, associated with RSU awards activity. There was no stock option awards activity for the three and nine months ended September 30, 2012.

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

As of September 30, 2013, there were 45,833 fully vested stock options outstanding and exercisable and no non-vested stock options, compared to 87,500 non-vested stock options and no fully vested stock options outstanding as of December 31, 2012, as adjusted for the 1-for-12 reverse stock split effective on January 28, 2013.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Outstanding, December 31, 2012	87,500	$9.00	9.27	-
Granted	-	-	-	-
Canceled	41,667	$9.00	8.53	-
Exercised	-	-	-	-
Outstanding, September 30, 2013	45,833	$9.00	8.53	-
Exercisable at September 30, 2013	45,833	$9.00	8.53	-

As of September 30, 2013, there was no unrecognized compensation cost related to non-vested stock options.

No stock options were exercised during the nine-month periods ended September 30, 2013 and 2012.

The Company did not grant any stock options during the nine-month period ended September 30, 2013. The weighted average fair value of options granted in the nine-month period ended September 30, 2012 was $6.12. The fair value of the stock options was determined using the Black-Scholes option valuation model, which relied on the following key assumptions with respect to the options granted during the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Weighted average risk-free interest rate	-	1.24%	-	1.24%
Expected life of the options (in years)	-	6.50	-	6.50
Expected stock price volatility	-	75.64%	-	75.64%
Expected dividend yield	-	-	-	-

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

The following table summarizes information regarding RSUs as of December 31, 2012 and for the nine months ended September 30, 2013, as adjusted for the 1-for-12 reverse stock split effective on January 28, 2013.

	Omnibus Plan		Inducement Grants
	Number	Weighted Average Value per Share	Number	Weighted Average Value per Share
Outstanding, December 31, 2012	30,047	$31.01	29,163	$21.91
Granted	-	$-	-	$-
Canceled	(5,785)	$30.38	(5,113)	$23.28
Released to common stock	(19,502)	$30.61	(23,593)	$21.62
Released for settlement of taxes	(4,760)	$33.38	(457)	$21.62
Outstanding, September 30, 2013	-	$-	-	$-

 As of September 30, 2013, there was no unrecognized compensation cost related to non-vested RSUs.

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

Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series H Junior Participating Preferred Stock (“Preferred Stock”), par value $0.01 per share, of the Company’s preferred stock at a price of $6.75 per one one-thousandth of a share. The Rights become exercisable only, however, after any person acquires, or announces intention to acquire via a tender or exchange offer, 4.9% or more of the Company's outsanding shares of common stock. Prior to such time, the Board may redeem the Rights in whole, but not in part, at a redemption price of $0.01 per Right payable in cash, shares of the Company’s common stock or another form of consideration at the option of the Company. Immediately upon the redemption of any Rights, the holder’s right to exercise such Rights will terminate and the holder will be entitled only to receive the redemption price.

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

At September 30, 2013 and December 31, 2012, 15,000,000 shares of Preferred Stock were authorized. There were no shares of Preferred Stock issued and outstanding at September 30, 2013 and December 31, 2012.

(6) Net Loss per Share

The computation of basic and diluted net loss per share is as follows (in thousands, except per share amounts), as adjusted for the 1-for-12 reverse stock split effective on January 28, 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Basic net loss per share computation:
Numerator:
Net loss	$(4,799)	$(1,830)	$(9,649)	$(8,147)
Denominator:
Weighted average number of common shares outstanding	2,917	2,866	2,908	2,841

Basic net loss per share:	$(1.65)	$(0.64)	$(3.32)	$(2.87)

Stock options not included in dilutive net loss per share because they are antidilutive	46	-	46	-

Warrants not included in dilutive loss per share because they are anti-dilutive	0.4	-	0.4	-

For the three and nine months ended September 30, 2013, all outstanding stock options and warrants were excluded from the computation of diluted net loss per common share as the inclusion of such items would be anti-dilutive based on the net loss reported.

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

The following tables summarize the Company’s revenues by product line, as well as its revenues by geography (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Power	$2,865	$6,209	$11,224	$18,539
Batteries	149	645	926	1,738
Audio	339	643	1,282	2,021
Protection	76	207	229	640
Other accessories	-	227	57	532
Total revenues	$3,429	$7,931	$13,718	$23,470

Pure Energy, the Company’s sole supplier of its battery products, was placed into receivership during the second quarter of 2013. An immediate alternative supplier has not been identified, making it doubtful that the Company will be able to continue its line of battery products.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Americas	$2,549	$6,555	$10,718	$18,910
Europe	604	966	2,317	3,428
Asia Pacific	276	410	683	1,132
Total Revenues	$3,429	$7,931	$13,718	$23,470

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

One customer (Walmart) accounted for 45% of net sales for the nine months ended September 30, 2013. Two customers (Walmart and RadioShack) accounted for 31% and 14%, respectively, of net sales for the nine months ended September 30, 2012.

Walmart also accounted for 44% of net accounts receivable at September 30, 2013. Two customers (Walmart and Fry’s Electronics) accounted for 24% and 11%, respectively, of net accounts receivable at December 31, 2012.

Allowance for doubtful accounts was $496,000 and $362,000 at September 30, 2013 and December 31, 2012, respectively. Allowance for sales returns and price protection was $319,000 and $508,000 at September 30, 2013 and December 31, 2012, respectively.

(8) Contingencies

The Company procures its products primarily from suppliers based in Asia. Typically, the Company places purchase orders for completed products and takes ownership of the finished inventory upon completion and delivery from its suppliers. Occasionally, the Company presents its suppliers with “Letters of Authorization’ to induce the suppliers to procure long-lead raw components to be used in the manufacture of the Company’s products. These Letters of Authorization indicate the Company’s commitment to utilize the long-lead raw components in production. As of September 30, 2007, based on a change in strategic direction, the Company determined it would not procure certain products for which it had outstanding Letters of Authorization with suppliers, but was required to pay suppliers for certain Letter of Authorization commitments. During the first quarter of 2013, the Company settled its remaining obligations related to the commitments. At September 30, 2013 and December 31, 2012, the Company had estimated and recorded remaining liability for this contingency in the amounts of zero and $80,000, respectively.

From time to time, the Company is involved in legal proceedings arising in the ordinary course of its business. The Company is not currently a party to any litigation for which, in the Company’s determination, an adverse outcome would have a material effect on the Company’s financial condition, results of operations, or cash flows.

(9) Related Party Transactions

On October 10, 2013, the Company entered into a Management Services Agreement (the “Management Services Agreement”) with SP Corporate Services LLC (“SP Corporate”), effective as of October 1, 2013. SP Corporate is an indirect wholly owned subsidiary of Steel Partners Holdings L.P. (“Steel Holdings”). Steel Holdings is deemed to have shared power to vote and dispose of the securities held by the Company’s largest stockholder, Steel, which was the direct owner of 1,316,866 shares of the Company’s common stock as of October 1, 2013, representing approximately 44.7% of the Company’s outstanding shares.

Pursuant to the Management Services Agreement, SP Corporate will provide the Company with the services of Terry R. Gibson, as the Company’s interim President, Chief Executive Officer, Chief Financial Officer and Secretary, and certain other employees and corporate services. Mr. Gibson had previously assumed the role as a director of the Company effective August 23, 2013.

The Management Services Agreement provides that the Company will pay SP Corporate a fixed annual fee of $372,000 for (a) the Executive Services (as defined in the Management Services Agreement), including, without limitation, services of an interim President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company and other executive services provided by SP Corporate under the Management Services Agreement, and (b) the Corporate Services (as defined in the Management Services Agreement), including, without limitation, legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations and other similar services rendered for the Company or its subsidiaries.  The Company paid $31,000 to SP Corporate during the third quarter of 2013 for services received during September 2013 as provided by the Management Services Agreement.

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

Forward Looking Statements

This report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe," "expect," "anticipate," “estimate” and other similar statements of expectations identify forward-looking statements. Forward-looking statements in this report can be found in the “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplementary Data” sections as well as other sections of this report and include, without limitation, statements concerning our expectations regarding our anticipated revenue, costs, cash flows, gross profit, gross margins, operating efficiencies, and related expenses for 2013; our beliefs regarding the market need for our products, the expected sources, availability and sufficiency of cash and liquidity; expected market and industry trends; our expectations regarding the success of new product introductions; our efforts to continue to reduce costs while retaining and pursuing existing and new customer relationships; our expectations about competition; trends in key operating metrics, including days outstanding in accounts receivable and inventory turns; the results of future tax audits and tax settlements; the realizability of our deferred tax asset and the outcome of uncertain tax positions; the recognition of unrecognized equity compensation cost; other initiatives, including plans for internal product development, sourcing products from third-parties, joint marketing ventures, product bundling, expanding our distribution beyond consumer retail by selling products into additional distribution channels and the resulting positive impact on our revenue and earnings of these initiatives; our intention to retain cash balances in the United Kingdom; the possible disposition of assets; future payments to suppliers for letters of authorization; the possibility that we may attempt to access a credit facility; our intention and ability to hold marketable securities to maturity; our intentions about employing hedging strategies; and our expectations regarding the outcome and anticipated impact of various legal proceedings in which we may be involved.

These forward-looking statements are based largely on our management's expectations and involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include those discussed in our Annual Report on Form 10-K for the year ended December 31, 2012 under the heading “Risk Factors” and those set forth in other sections of this report and in other reports that we file with the SEC. Additional factors that could cause actual results to differ materially from those expressed in these forward-looking statements include, among others, the following:

●	our ability to implement a reduced cost structure while evaluating alternative business models
●	the sufficiency of our revenue to absorb expenses;
●	our ability to expand our revenue base;
●	our dependence on large purchases from significant customers, namely Walmart;
●	our ability to expand and diversify our customer base;
●	our reliance upon Walmart, as well as other distributors and resellers;
●	increased focus by consumer electronics retailers on their own private label brands;
●	increased use of slotting fees by our traditional customers;
●

fluctuations in our operating results due to increases in product costs from our suppliers, our suppliers’ ability to perform, the timing of potential product and technology introductions and product enhancements relative to our competitors, market acceptance of our products, the size and timing of customer orders, our ability to effectively manage inventory levels, delay or failure to fulfill orders for our products on a timely basis, distribution of or changes in our revenue among distribution partners and retailers, our inability to accurately forecast our contract manufacturing needs, difficulties with new product production implementation or supply chain, product defects and other product quality problems;

●	our ability to manage our inventory levels;

●	decreasing sales prices on our products over their sales cycles;
●	our failure to integrate acquired businesses, products and technologies;
●	our reliance on and the risk relating to outsourced manufacturing fulfillment of our products, including potential increases in manufacturing costs;
●	our reliance on sole sources for key components;
●	the negative impacts of product returns;
●	design and performance issues with our products;
●	liability claims;
●	our failure to expand or protect our proprietary rights and intellectual property;
●	intellectual property infringement claims against us;
●	our ability to meet our future capital needs, including to secure additional financing;
●	increased competition and/or reduced demand in our industry;
●	our failure to comply with domestic and international laws and regulations;
●	economic conditions, political events, war, terrorism, public health issues, natural disasters and similar circumstances;
●	the possibility that our common stock will be delisted from the NASDAQ Capital Market, unless we are able to comply with NASDAQ listing requirements, whether voluntarily or otherwise;
●

the possible suspension of our reporting obligations under the Exchange Act after the completion of the transactions contemplated under the Stock Purchase and Sale Agreement entered into by the Company and Steel on July 11, 2013 (the “Sale Agreement”);

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

While we have taken action to reduce costs, we are assessing opportunities to implement a further-reduced cost structure while evaluating alternative business models. We are exploring opportunities that may allow us to utilize our brand to expand our higher volume products, and potential strategic alliances that could provide for expanded product lines. If those opportunities are implemented, there could be different sales models, different distribution methods and elimination of some product lines. Any such changes could impact sales volumes, inventory levels and the overall cost structure as these have historically existed.

Third quarter 2013 highlights

●

Total revenue decreased by 57.0% to $3.4 million, compared to $7.9 million for the third quarter of 2012. Total revenue for the nine months ended September 30, 2013 decreased by 41.6% to $13.7 million, compared to $23.5 million for the nine months ended September 30, 2012.

●

Gross margin decreased to (13.8)% as a percentage of total revenue, compared to 19.0% for the third quarter of 2012. Gross margin decreased to 4.6% as a percentage of total revenue for the nine months ended September 30, 2013, compared to 18.7% for the nine months ended September 30, 2012.

●

Total operating expenses increased by 33.3% to $4.4 million, compared to $3.3 million for the second quarter of 2012. Total operating expenses decreased by 10.4% to $10.3 million for the nine months ended September 30, 2013, compared to $11.5 million for the nine months ended September 30, 2012.

●

Net loss per share was ($1.65), compared to ($0.64) during the second quarter of 2012, as adjusted for the 1-for-12 reverse stock split effective on January 28, 2013. Net loss per share was ($3.32) during the nine months ended September 30, 2013, compared to ($2.87) for the nine months ended September 30, 2012, as adjusted for the 1-for-12 reverse stock split effective on January 28, 2013.

During the third quarter of 2013, we continued to experience the effects of market trends away from third-party branded products and toward private label products, as well as increased competition from traditional competitors with the ability to pay high slotting fees. In response, we continue pursuing actions to reduce costs while simultaneously focusing our marketing initiatives on the highest margin products and customer relationships. Unless these events and initiatives reverse current trends, of which there is no assurance, we will experience further decreases in sales and continue to incur losses from operations for the foreseeable future.

(1) Recent Events

Tender Offer Completion

On August 23, 2013 Steel Excel Inc. (“Steel”) completed its previously announced tender offer to acquire up to 1,316,866 of the outstanding shares of the Company’s common stock, representing a 44.7% ownership position in the Company on a fully-diluted basis, at a price of $3.95 per share (the “Offer”).

The Offer was made pursuant to the Sale Agreement, which, together with the transactions contemplated thereby, was unanimously approved by the Board on July 1, 2013. As of the expiration of the guaranteed delivery period associated with tender offer on August 27, 2013, a total of 2,058,422 shares of the Company's common stock were validly tendered and not properly withdrawn pursuant to the tender offer, representing approximately 68.8% of the outstanding shares of the Company's common stock on a fully diluted basis as of July 11, 2013.

On August 23, 2013, Steel accepted for payment 1,316,866 shares of the Company's common stock that were validly tendered and not properly withdrawn pursuant to the tender offer. Because the tender offer was oversubscribed, the number of shares of the Company's common stock that Steel accepted for purchase from each of the tendering stockholders was prorated. The final proration factor was approximately 63.97% of the tendered shares.

Payment for shares of the Company's common stock accepted for payment by Steel, based on the final proration factor and any adjustments to avoid purchases of fractional shares of the Company's common stock, was made promptly in accordance with the terms of the tender offer. All shares of the Company's common stock tendered but not accepted for payment in the tender offer were returned to the tendering stockholders.

In accordance with the Sale Agreement, as of the closing of the Offer, two designees of Steel became directors of the Company, replacing Michael D. Heil and Frederic Welts, whose resignations from the Board of Directors of the Company (the “ Board”) became effective immediately after the consummation of the Offer. At the time of his resignation, Mr. Welts served as a member of the Corporate Governance and Nominating Committee, the Audit Committee, and the Compensation and Human Resources Committee of the Board. Mr. Heil did not serve on any of the Board’s committees. Neither of the resigning directors was removed from the Board due to disagreements with the Company on any matter relating to the Company’s operations, policies or practices.

As of August 23, 2013, Jack L. Howard and Terry R. Gibson each assumed the role of director of the Company. Mr. Howard is the Vice Chairman, principal executive officer, and Director of Steel. Mr. Gibson has been appointed as interim President, Chief Executive Officer, Chief Financial Officer, and Secretary of the Company. Leonard J. McGill, Vice President and General Counsel of Steel, has been appointed General Counsel of the Company.

Pure Energy Receivership

On July 11, 2013, we reported on Form 8-K that Pure Energy Solutions, the Company’s main supplier of rechargeable alkaline batteries, had been placed into receivership, causing a delay in shipments of the Company’s then existing orders. As of November 12, 2013, Pure Energy remains in receivership and the shipments continue to be delayed as no replacement supplier has been identified As a result, and after further analysis, the Company determined that its investment in Pure Energy Visions (which holds Pure Energy as a subsidiary) was fully impaired and, during the second quarter of 2013, wrote off the remaining value of its investment in Pure Energy Visions, along with the net book value of its technology license and distribution rights from Pure Energy, which were recorded at approximately $60,000 and $456,000, respectively, on the Company’s balance sheet. Due in part to the receivership matter, revenue from the sale of Pure Energy Products during the third quarter compared to the second quarter of 2013, continued to decline by approximately $193,000, representing a 56.4% decrease. The Company expects further sales declines as it sells through its existing inventory.

NASDAQ Notices

On September 27, 2013, iGo, Inc. (the “Company”) received a letter from the Listing Qualifications Department of The NASDAQ OMX Group ("NASDAQ") notifying the Company that it was not in compliance with the majority independent director requirement as set forth in Listing Rule 5605(b)(1) and the audit committee requirement as set forth in Listing Rule 5605(c)(2). In addition, on September 30, 2013, the Company received a letter from the Listing Qualifications Department of NASDAQ reminding the Company of the requirement to hold an annual meeting of shareholders no later than December 31, 2013.

In light of these developments, the Board of Directors of the Company is evaluating alternatives and the cost effectiveness of the Company’s continued listing on NASDAQ.

(2) Critical Accounting Policies and Estimates

There were no changes in our critical accounting policies during the nine months ended September 30, 2013 from those set forth in Part II, Item 7, “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2012.

(3) Results of Operations

The following table presents certain selected consolidated financial data for the three and nine months ended September 30, 2013 and 2012 expressed as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	113.8%	81.0%	95.4%	81.3%
Gross profit	(13.8)%	19.0%	4.6%	18.7%

Operating expenses:
Sales and marketing	19.2%	14.2%	17.5%	18.1%
Research and development	14.9%	6.1%	8.3%	7.5%
General and administrative	93.4%	21.2%	46.0%	23.4%
Asset Impairment	0.0%	0.0%	3.3%	0.0%
Total operating expenses	127.5%	41.5%	75.1%	49.0%
Loss from operations	(141.3)%	(22.5)%	(70.5)%	(30.3)%

Other income, net:
Interest income, net	0.0%	0.0%	0.0%	0.0%
Other income (expense), net	1.3%	(0.6)%	(0.1)%	(4.5)%
Net Loss	(140.0)%	(23.1)%	(70.4)%	(34.8)%

Comparison of Three and Nine Months Ended September 30, 2013 and 2012

Revenue.

Revenue generally consists of sales of products, net of returns and allowances. To date, our revenues have come predominantly from sales of laptop chargers. The following tables summarize the year-over-year comparison of our consolidated revenue for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Three months Ended September 30, 2013	Three months Ended September 30, 2012	Decrease from same period in prior year	Percentage change from same period in prior year
Revenue	$3,429	$7,931	$(4,502)	(56.8)%

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Decrease from same period in prior year	Percentage change from same period in prior year
Revenue	$13,718	$23,470	$(9,752)	(41.6)%

Following is a breakdown of revenue by significant account for the three and nine months ended September 30, 2013 and 2012 with the corresponding dollar and percent changes (dollars in thousands):

	For the Three Months Ended September 30
	2013		2012
	Sales	% of Total Sales	Sales	% of Total Sales	$ Change	% Change

Walmart	$1,786	52%	$2,891	36%	$(1,105)	(38.2)%
Convoy	211	6%	-	0%	211	100.0%
Aqipa	158	5%	189	2%	(31)	(16.4)%
Hudson Group	-	0%	513	6%	(513)	(100.0)%
RadioShack	-	0%	726	9%	(726)	(100.0)%
All other customers	1,274	37%	3,612	46%	(2,338)	(64.7)%
	$3,429	100%	7,931	100%	$(4,502)	(56.8)%

	For the Nine Months Ended September 30,
	2013		2012
	Sales	% of Total Sales	Sales	% of Total Sales	$ Change	% Change

Walmart	$6,108	45%	7,260	31%	$(1,152)	(15.9)%
Aqipa	649	5%	582	2%	67	11.5%
Hudson Group	606	4%	1,205	5%	(599)	(49.7)%
Inmotion Pictures	461	3%	828	4%	(367)	(44.3)%
RadioShack	184	1%	3,229	14%	(3,045)	(94.3)%
All other customers	5,710	42%	10,366	44%	(4,656)	(44.9)%
	$13,718	100%	23,470	100%	$(9,752)	(41.6)%

The decrease in revenue for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 was primarily due to declines in sales volume of power products to Radio Shack and Hudson Group, combined with a decline in the average selling price for power products to Walmart. The decline in sales to all other customers is primarily attributable to lower sales of power products in North American markets, as well as a $304,000 decrease in the sale of audio products to $339,000 for the three months ended September 30, 2013, compared to $643,000 for the 3 months ended September 30, 2012, and a $496,000 decrease in sales of batteries to 149,000 for the three months ended September 30, 2013, compared to $645,000 for the three months ended September 30, 2012.

The decrease in revenue for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 was primarily due to declines in sales volume of power products to Radio Shack, Hudson Group, and InMotion Pictures, combined with a decline in average selling price for power products to Walmart, partially offset by an increase in sales volume of power products to Aquipa, and Micro-P.  The decline in sales to all other customers is primarily attributable to lower sales of power products in North American markets, as well as a $739,000 decrease in the sale of audio products to $1,282,000 for the nine months ended September 30, 2013, compared to $2,021,000 for the nine months ended September 30, 2012, and a $812,000 decrease in sales of batteries to $926,000 for the nine months ended September 30, 2013, compared to $1,738,000 for the nine months ended September 30, 2012.

Cost of revenue, gross profit and gross margin.

Cost of revenue generally consists of costs associated with components, outsourced manufacturing, in-house labor for assembly, testing, packaging, shipping and quality assurance, depreciation of equipment and indirect manufacturing costs. Gross profit is the difference between revenue and cost of revenue. Gross margin is gross profit stated as a percentage of revenue. The following table summarizes the year-over-year comparison of our cost of revenue, gross profit and gross margin for the three and nine months ended September 30, 2013 and 2012 (in thousands, except percentages):

	Three months Ended September 30, 2013	Three months Ended September 30, 2012	Decrease from same period in prior year	Percentage change from same period in prior year
Cost of Revenue	$3,903	$6,424	$(2,521)	(39.2)%
Gross Profit	$(474)	$1,507	$(1,981)	(131.5)%
Gross Margin	(13.8)%	19.0%	(32.8)%	NA

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Decrease from same period in prior year	Percentage change from same period in prior year
Cost of Revenue	$13,084	$19,081	$(5,997)	(31.4)%
Gross Profit	$634	$4,389	$(3,755)	(85.6)%
Gross Margin	4.6%	18.7%	(14.1)%	NA

The decrease in cost of revenue and gross profit for the three and nine months ended September 30, 2013 as compared to the same periods in 2012 was primarily due to the decline in overall sales, shift in product mix, increased inventory writedowns, and decline in average selling prices to Walmart and other customers. Labor and overhead expenses were unchanged at $1.2 million, or 35.0% of revenue, for the three months ended September 30, 2013, compared to 15.7% of revenue for the three months ended September 30, 2012, and decreased by $773,000 to $3.2 million, or 23.3% of revenue, for the nine months ended September 30, 2013 compared to $4.0 million or 17.0% for the nine months ended September 30, 2012. Cost of revenue as a percentage of revenue increased to 113.8% for the three months ended September 30, 2013, from 81.0% for the three months ended September 30, 2012, and increased to 95.4% from 81.3% for the nine months ended September 30, 2013, primarily due to increased warranty charges, increased inventory write-downs, fixed labor and overhead costs being spread over reduced revenue, and a shift to lower margin customers.

Sales and marketing.

Sales and marketing expenses generally consist of salaries, commissions, other personnel-related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. The following table summarizes the year-over-year comparison of our sales and marketing expenses for the three months ended September 30, 2013 and 2012 (dollars in thousands):

	Three months Ended September 30, 2013	Three months Ended September 30, 2012	Decrease from same period in prior year	Percentage change from same period in prior year
Sales and marketing	$657	$1,123	$(466)	(41.5)%

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Decrease from same period in prior year	Percentage change from same period in prior year
Sales and marketing	$2,392	$4,242	$(1,850)	(43.6)%

The decrease in sales and marketing expenses for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, primarily resulted from decreases of approximately $359,000 in personnel-related expenses (mainly from reductions in labor force), $45,000 in advertising, market research and public relations, and $60,000 in outside commissions and professional fees.

The decrease in sales and marketing expenses for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, primarily resulted from decreases of approximately $1,247,000 in personnel-related expenses (mainly from reductions in labor force), $384,000 in advertising, market research, public relations and website development expenses, $135,000 in outside commissions and professional fees, $21,000 in depreciation expense and $22,000 in freight.

As a percentage of revenue, sales and marketing expenses increased to 19.2% and for the three months ended September 30, 2013 from 14.2% for the three months ended September 30, 2012, and decreased to 17.5% for the nine months ended September 30, 2013 from 18.1% for the nine months ended September 30, 2012.

Research and development.

Research and development expenses consist primarily of salaries and personnel-related costs, outside consulting, lab costs and travel-related costs of our product development group. The following table summarizes the year-over-year comparison of our research and development expenses for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Three months Ended September 30, 2013	Three months Ended September 30, 2012	Increase from same period in prior year	Percentage change from same period in prior year
Research and development	$511	$484	$27	5.6%

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Decrease from same period in prior year	Percentage change from same period in prior year
Research and development	$1,142	$1,760	$(618)	(35.1)%

The increase in research and development expenses for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 resulted primarily from increases of approximately $111,000 in personnel-related costs (mainly from approximately $290,000 in severance expenses due to the change in control, partially offset by reductions in labor force). Research and development decreases of $9,000 in engineering consulting expenses, $36,000 in market research, $24,000 in professional fees, and $13,000 in building rent and maintenance, partially offset the overall increase.

The decrease in research and development expenses for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 resulted primarily from decreases of approximately $139,000 in personnel-related costs (mainly from reductions in labor force, partially offset by approximately $290,000 in severance expenses due to the change in control), $231,000 in engineering consulting expenses, $118,000 in market research, $89,000 in professional fees, and $32,000 in building rent and maintenance.

As a percentage of revenue, research and development expenses increased to 14.9% and 8.3% for the three and nine month-periods ended September 30, 2013 from 6.1% and 7.5% for the three and nine month-periods ended September 30, 2012.

General and administrative.

General and administrative expenses consist primarily of salaries and other personnel-related expenses of our finance, human resources, information systems, corporate development and other administrative personnel, as well as facilities, legal and other professional fees, depreciation and amortization and related expenses. The following table summarizes the year-over-year comparison of our general and administrative expenses for the three months ended September 30, 2013 and 2012 (dollars in thousands):

	Three months Ended September 30, 2013	Three months Ended September 30, 2012	Increase from same period in prior year	Percentage change from same period in prior year
General and administrative	$3,204	$1,684	$1,520	90.3%

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Increase from same period in prior year	Percentage change from same period in prior year
General and administrative	$6,312	$5,485	$827	15.1%

The increase in general and administrative expenses for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 resulted primarily from increases of $772,000 in personnel-related expenses (mainly from approximately $883,000 in severance expenses due to a change in control, partially offset by reductions in labor force), $822,000 in professional fees, 198,000 in equity compensation, $170,000 in directors and officers runoff insurance, partially offset by decreases of $216,000 in intangible asset amortization expense, $140,000 in bad debt expense, $27,000 in building maintenance, and $21,000 in shareholder services.

The increase in general and administrative expenses for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 resulted primarily from increases of $407,000 in personnel-related expenses (mainly from approximately $883,000 in severance expenses due to a change in control, partially offset by reductions in labor force), $1,404,000 in professional fees, $170,000 in directors and officers runoff insurance, partially offset by $576,000 in intangible asset amortization expense, $440,000 in equity compensation, $57,000 in bank fees and customer discounts, $57,000 in building maintenance, and $30,000 in dues and subscriptions.

As a percentage of revenue, general and administrative expenses increased to 93.4% and 46.0% for the three and nine-month periods ended September 30, 2013 from 21.2% and 23.4% for the three and nine month-periods ended September 30, 2012.

 Asset impairment.

Asset impairment expense consists of expenses associated with impairment write-downs of amortizable intangible assets. In conjunction with the Company’s long term investment impairment, we determined a triggering event had occurred during the second quarter of 2013 that caused us to evaluate the intangible assets related to Pure Energy for impairment, specifically the distribution rights and technology license. Based on the receivership of Pure Energy and the resulting delay of shipments, as discussed under “Recent Events—Pure Energy Receivership” above, we determined the amortizable intangible assets with a remaining book value of $456,000 were fully impaired. A total asset impairment charge of $456,000 for the nine months ended September 30, 2013, related to the amortizable intangible assets, was recorded during the second quarter of 2013.

Interest income, net.

Interest income, net decreased by $2,000 to $1,000 for the three months ended September 30, 2013 compared to $3,000 for the three months ended September 30, 2012, and decreased by $5,000 to $5,000 for the nine months ended September 30, 2013 compared to $10,000 for the nine months ended September 30, 2012. The decrease was primarily due to decreased short-term investment balances during 2013. At September 30, 2013, the average yield on our cash and short-term investments was approximately 0%.

Other income (expense), net.

Other income (expense), net was $46,000 for the three months ended September 30, 2013, primarily due foreign exchange gains. Other income (expense), net was ($49,000) for the three months ended September 30, 2012 primarily due to foreign exchange losses of ($17,000) and the recognition of other-than-temporary impairment charges related to long-term investment securities of ($33,000).

Other income (expense), net was $14,000 for the nine months ended September 30, 2013, primarily due to a $200,000 reimbursement from Texas Instruments following the termination of its contract to create an integrated circuit based on iGo Green technology, partially offset by ($125,000) foreign exchange losses and the recognition of ($60,000) other-than-temporary impairment charges related to long-term investment securities. Other income (expense), net was ($1,059,000) for the nine months ended September 30, 2012 primarily due to the recognition of other-than-temporary impairment charges related to long-term investment securities.

Income taxes.

No provision for income taxes was required for the respective three and six month-periods ended September 30, 2013 or 2012. Based on historical operating losses and projections for future taxable income, it is more likely than not that we will not fully realize the benefits of our net operating loss carryforwards. We have not, therefore, recorded a tax benefit from our net operating loss carryforwards for the three months ended September 30, 2013 or September 30, 2012. Our net operating loss carryforwards at September 30, 2013 totaled approximately $180 million.

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

Our primary use of cash has been to fund operating losses, acquisitions and working capital needs of our business, which we expect to continue. Some of our new suppliers of batteries, protection and audio products have been unwilling to extend trade credit to us on the same terms and conditions as our power product suppliers have historically done. As a result, we are required to pay for purchases of these products in advance of the related sale of these products, which has increased our use of cash to support the working capital required to effectively operate our business. Historically, our primary sources of liquidity have been funds provided by the sale of intellectual property assets and excess inventory. We cannot assure you that this source, or any other source of liquidity, will be available to us in the future.

We currently do not maintain a credit facility with a bank. However, we may attempt to gain access to this source of financing at some point in the future.

The following table sets forth for the period presented certain consolidated cash flow information (in thousands):

	Nine Months Ended September 30,
	2013	2012

Net cash used in operating activities	$(1,078)	$(3,312)
Net cash provided by (used in) investing activities	(71)	2,513
Net cash provided by financing activities	-	-
Foreign currency exchange impact on cash flow	128	(224)
Decrease in cash and cash equivalents	$(1,021)	$(1,023)

Cash and cash equivalents at beginning of period	$8,229	$10,290
Cash and cash equivalents at end of period	$7,208	$9,267

●

Net cash used in operating activities. Net cash used in operating activities for the nine months ended September 30, 2013 resulted primarily from payments relating to the Sale Agreement of approximately $2.0 million, and cash used to fund operating losses, partially offset by a decrease in inventory levels of $5.0 million. We expect to incur a net use of cash in operating activities through the remainder of 2013 to support business operations.

Our consolidated cash flow operating metrics are as follows:

	Nine Months Ended September 30,
	2013	2012

Days outstanding in ending accounts receivable (“DSOs”)	53	49
Inventory turns	3	2

The increase in DSOs at September 30, 2013 compared to September 30, 2012 was primarily due to the decrease in revenue, partially offset by the decline in accounts receivable for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. We expect DSOs will be consistent for the remainder of 2013. The increase in inventory turnover was primarily due to the reduction in average inventory. We intend to continue to closely manage inventory during the remainder of 2013 and expect inventory turns to remain consistent for the remainder of 2013.

●

Net cash provided by (used in) investing activities. For the nine months ended September 30, 2013, net cash was used in investing activities primarily as a result of a purchase of intangibles. For the nine months ended September 30, 2012, net cash was generated by investing activities primarily as a result of the sale of short-term investments.

●	Net cash provided by financing activities. We had no cash flow from financing activities during the first nine months of 2013 or 2012.

Investments.

At September 30, 2013, our short-term investments in marketable securities included one municipal bond mutual fund with a total fair value of approximately $2.1 million. Our long-term investments consisted of 2,142,858 shares of Pure Energy Visions common stock plus an interest-free convertible secured debenture having a one-year repayment term that converts into an additional 2,142,858 shares of Pure Energy Visions common stock in lieu of repayment either upon the achievement of certain business goals or earlier at our discretion. The debenture was not collected within the one-year repayment term and the Company maintains its rights and remedies under the debenture, though it has determined the value of the debenture to be fully impaired, as discussed elsewhere herein. At September 30, 2013, the Company’s investment in Pure Energy Visions had a fair value of zero.

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

Contractual Obligations.

In our day-to-day business activities, we incur certain commitments to make future payments under contracts such as operating leases and purchase orders. Maturities under these contracts are set forth in the following table as of September 30, 2013 (in thousands):

	2013	2014	2015	2016	2017	More than 5 years

Operating lease obligations	$116	$83	$-	$-	$-	$-
Inventory purchase obligations	1,203	-	-	-	-	-
Totals	$1,319	$83	$-	$-	$-	$-

Off-Balance Sheet Arrangements.

We have no off-balance sheet financing arrangements.

Net Operating Loss Carryforwards.

As of September 30, 2013, we had approximately $180 million of federal, foreign and state net operating loss carryforwards which expire at various dates. The issuance of our common stock in the future for acquisitions, if any, coupled with prior sales of common stock could cause an annual limitation on the use of our net operating loss carryforwards pursuant to the change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended. Such limitation could be expected to have a material effect on the timing of our ability to use the net operating loss carryforwards in the future. Additionally, our ability to use the net operating loss carryforwards is dependent upon our future level of profitability, which cannot be determined.

Liquidity Outlook.

Based on our projections, we believe that our existing cash, cash equivalents, and short-term investments will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. If we require additional capital resources to support changes in our business model at any time in the future, we may seek to obtain debt financing or sell additional equity securities, though any such additional capital resources may not be available to us in amounts or on terms that are acceptable to us.

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

See “Liquidity and Capital Resources” above for further discussion of our capital structure. Market risk, calculated as the potential change in fair value of our cash and cash equivalents and resulting from a hypothetical 1.0% (100 basis point) change in interest rates, was not material at September 30, 2013.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and other procedures that are designed to ensure that information required to be disclosed in our filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. With the participation of the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2013, and concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

IGO, INC.

Dated: November 12, 2013	By:	/s/ Terry R. Gibson
Terry R. Gibson
President, Chief Executive Officer and Chief Financial Officer

 EXHIBIT INDEX

Exhibit Number	Description of Document
2.1

Stock Purchase and Sale Agreement, dated July 11, 2013, by and between iGo, Inc. and Steel Excel Inc. (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.) (1)

2.2

Tender and Voting Agreement, by and among Steel Excel Inc., iGo, Inc., (only with respect to Section 6 and Section 10 thereof and as a third party beneficiary of Section 4(f) thereof) and Adage Capital Partners, L.P. (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.) (2)

4.1	Amendment to Amended and Restated Rights Agreement, dated as of July 11, 2013 between iGo, Inc. and Computershare Trust Company, N.A. (3)

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101**	XBRL Instance Document

101**	XBRL Taxonomy Extension Schema Document

101**	XBRL Taxonomy Calculation Linkbase Document

101**	XBRL Taxonomy Definition Linkbase Document

101**	XBRL Taxonomy Label Linkbase Document

101**	XBRL Taxonomy Presentation Linkbase Document

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

* Filed/furnished herewith

(1) Previously filed as Exhibit 2.1 to Current Report on Form 8-K filed on June 21, 2013.

(2) Previously filed as Exhibit 2.2 to Current Report on Form 8-K filed on July 11, 2013.

(3) Previously filed as Exhibit 4.1 to Current Report on Form 8-K filed on June 21, 2013.

All other schedules and exhibits are omitted because they are not applicable or because the required information is contained in the Financial Statements or Notes thereto.