Form 10-K
period 2013-12-31
iGo, Inc.
filed 2014-03-20
CIK 1075656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

Commission file number: 1-35981

iGo, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	86-0843914
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

17800 N. Perimeter Dr., Suite 200, Scottsdale, Arizona	85255
(Address of Principal Executive Offices)	(Zip Code)

(Registrant’s telephone number, including area code): (480) 596-0061

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act: None

____________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐          No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐          No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑          No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One).

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2013) was approximately $8 million. Solely for the purposes of this calculation, shares held by directors and executive officers and by each person known by the registrant to beneficially own 10% or more of the common stock of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.

There were 2,944,707 shares of the registrant’s common stock issued and outstanding as of March 13, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to its 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Form 10-K.

iGo, Inc.

FORM 10-K

DISCLOSURE CONCERNING FORWARD-LOOKING STATEMENTS

This report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe," "expect," "anticipate," “estimate” and other similar statements of expectations identify forward-looking statements. Forward-looking statements in this report can be found in the “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplementary Data” sections as well as other sections of this report and include, without limitation, statements concerning our expectations regarding our anticipated revenue, costs, cash flows, gross profit, gross margins, operating efficiencies, and related expenses for 2014; the Company’s new dependence on Incipio Technologies, Inc., a California corporation (the “ Licensee”),and its ability to expand and diversify the customer base and product offerings for our products; fluctuations in the Company’s operating results because of: the timing of new product and technology introductions and product enhancements relative to the Company’s competitors, market acceptance of our products, the ability of Licensee to effectively manage the manufacture, sales and distribution of our products, product defects and other product quality problems, the degree and rate of growth in the markets for our products and the accompanying demand for our products; the Company’s reliance on and the risk relating to outsourced manufacturing fulfillment of our products to Licensee; our expectations regarding our strategy, including but not limited to, our intentions to expand the market availability and broaden the distribution base of our products, thus decreasing our reliance on sales to Wal-Mart; our beliefs regarding the market need for our products, the expected sources, availability and sufficiency of cash and liquidity; expected market and industry trends; our expectations regarding the success of new product introductions; our efforts to continue to reduce costs while retaining and pursuing existing and new customer relationships; our expectations about competition; trends in key operating metrics, including days outstanding in accounts receivable and inventory turns; the results of future tax audits and tax settlements; the realization of our deferred tax asset and the outcome of uncertain tax positions; the recognition of unrecognized equity compensation cost; other initiatives, including plans for internal product development, sourcing products from third-parties, joint marketing ventures, product bundling, expanding our distribution beyond consumer retail by selling products into additional distribution channels and the resulting positive impact on our revenue and earnings of these initiatives; our intention to retain cash balances in the United Kingdom; the possible disposition of assets; the possibility that we may attempt to access a credit facility; our intention and ability to hold marketable securities to maturity; our intentions about employing hedging strategies; and our expectations regarding the outcome and anticipated impact of various legal proceedings in which we may be involved; volatility in our stock price; illiquidity of our stock; concentration of stock ownership among our executive officers and principal stockholders; provisions in our certificate of incorporation, bylaws and Delaware law, as well as our stockholder rights plan, that could make a proposed acquisition of the Company more difficult; and dilution resulting from potential future stock issuances.

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

PART I

Item 1. Business

Our Company

iGo, Inc. (together with its subsidiaries, "iGo", “we”, the “Company”, and “our”) design and develop products that make mobile electronic devices more efficient and cost effective, thus allowing professionals and other consumers to better utilize their mobile devices and access information more readily. Our current product offering primarily consists of power, batteries, audio and protection solutions for mobile electronic devices.

We have historically generated the majority of our revenue from the sale of chargers for laptops. However, consumers are increasingly using smartphones and tablets as their primary mobile electronic devices. As a result of this shift, we have seen increased competition and a decline in demand for our power products from our traditional customer base as well as increased competition from retail customers who offer traditional power products under their own private-label brands. Although we expanded our offering of products beyond our traditional power products to include a variety of accessories to support the increased utilization of smartphones and tablets, including audio and protection products, the revenue generated from the sales of these products did not offset the decline in revenue from historical sales of our traditional power products. Therefore, we intend to transition our product offering away from audio, batteries, and protection, and re-emphasize our focus on power products.

In August 2013, we began a comprehensive, strategic review of our business in light of declining revenue and margins, continuing operating losses and cash usage. Our goal was to determine how to continue to operate the business while taking steps to reduce operating expenses, reduce and/or eliminate operating losses and improve cash flow.

Effective October 1, 2013, as a cost reduction measure, we executed a management services agreement with SP Corporate Services, LLC (“SP Corporate”). The management services agreement, as approved by our independent directors, allowed us to reduce our operating expenses by consolidating executive positions and by using the services of SP Corporate for administrative functions on a shared services model.

In November 2013, we announced our intention to voluntarily delist our common stock from The NASDAQ Stock Market (“NASDAQ”) and to deregister our common stock under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Both decisions were made after a review of the benefits from a NASDAQ listing and registration of our common stock under the Exchange Act, respectively, as compared to the costs of such activities. On November 22, 2013, we filed a Form 25 with the Securities and Exchange Commission to voluntarily delist our common stock from NASDAQ and deregister our common stock under Section 12(b) of the Exchange Act. On December 18, 2013, we filed a Form 15 with the Securities and Exchange Commission to voluntarily deregister our common stock under Section 12(g) of the Exchange Act.

In December 2013, we signed an inventory Purchase and License Agreement (the “License Agreement”) with Incipio Technologies, Inc., (the “Licensee”) pursuant to which Licensee will manage the manufacture, sales and distribution of our iGo© branded line of battery, charger and power supply products and accessories, and other future products that may be developed by us or Licensee. Based on our strategic review, we concluded that the License Agreement would allow us to generate ongoing revenue while minimizing operating expenses and working capital. We are currently taking steps for the implementation of the License Agreement. We expect to substantially complete these activities in the first quarter of 2014. While our mission and identity will remain unchanged, we expect the breadth and reach of the Company to be significantly enhanced through the License Agreement. We expect Licensee to effectively promote and strengthen our brand and add new distributors.

Concurrent with the execution of the License Agreement, we determined that certain of our battery, audio and protection products were not generating sufficient revenue and margins and decided that we will no longer offer such products once we have fulfilled existing orders and depleted current stock.

In concert with the processes described above we have reduced headcount, terminated contractor and supplier agreements, and determined that we will no longer need to lease our current office building in Scottsdale, Arizona, as our ongoing functions will be supported by a combination of SP Corporate and our Licensee. The lease will expire in April 2014.

Upon implementation, the Company will no longer manufacture and distribute its product lines. The Licensee will handle all aspects of selling and distributing the substantial majority of the Company’s remaining inventory as well as future procurement, distribution and sale of iGo branded products. The Company will generate future revenue through license fees earned from Licensee under the terms of the License Agreement.

Power

Power management, which remains our core product line, includes portable power, device power, and laptop power solutions. We continually strive to bring to market high quality, uniquely differentiated power solutions that meet our customers’ needs and exceed their expectations.

Batteries

Since June 2011, through our relationship with Pure Energy Solutions (“Pure Energy”), we have been the exclusive marketer and distributor of Pure Energy’s patented rechargeable alkaline (RAMcell) batteries to retailers worldwide (excluding China) with non-exclusive distribution rights in Africa. RAMcell batteries are pre-charged and hold a charge for up to seven years. Approximately three billion single-use alkaline batteries are sold annually in the United States. RAMcell batteries provide users an environmentally friendly, cost-effective alternative to disposable alkaline batteries. However, as a result of directing our focus primarily toward power products, we do not expect batteries and related battery chargers to provide a significant contribution to revenue in the future, and we do not plan to offer such products for sale once we deplete existing inventories.

Audio

As a result of our acquisition of Aerial7 in 2010, we have offered a line of earbuds and headphones. As mobile phones evolved into smartphones and new portable media devices capable of playing music and video, many consumers utilize a variety of mobile electronic devices for both communication and entertainment purposes. Our audio products have been designed to provide enhanced sound quality compared to competitive products at similar price points. They have offered consumers the ability to both communicate with others via an integrated microphone that can be used with a portable computer, mobile phone, computer or other portable media device as well as the ability to listen to music or video from these devices. In addition to delivering quality sound output, our line of audio products have been designed to appeal to the fashion sense of consumers, allowing them to express their unique and personal style through their mobile electronic devices, Our audio products have been offered primarily through lifestyle and music retailers around the world. However, as a result of directing our focus primarily toward power products, we do not expect audio products to provide a significant contribution to revenue in the future, and we do not plan to offer such products for sale once we deplete existing inventories.

Protection

As a result of our acquisition of Adapt in 2010, we also offer a line of skins, cases and screen protectors for mobile electronic devices. Consumers value the protection of their mobile electronic devices as they rely on them heavily in their daily lives to both connect with others and store information. Consumers also view our protection products as a way to express personal fashion and style, much like they do with our audio products, clothing and other personal accessories. Our line of protection products was designed to meet both of these consumer needs by providing consumers with a high degree of protection and a unique, fashionable design that fits their personal styles. However, as a result of directing our focus primarily toward power products, we do not expect protection products to provide a significant contribution to revenue in the future, and we do not plan to offer such products for sale once we deplete existing inventories.

Company History

iGo was formed as a limited liability company under the laws of the State of Delaware in May 1995, and was converted to a Delaware corporation by a merger effected in August 1996, in which we were the surviving entity. We changed our name from Electronics Accessory Specialists International, Inc. to Mobility Electronics, Inc. on July 23, 1998 and on May 21, 2008 we changed our name to iGo, Inc. Our principal executive office is located at 17800 N. Perimeter Drive, Suite 200, Scottsdale, Arizona 85255, and our telephone number is (480) 596-0061.

Available Information

Our website is www.igo.com. Information on our website is not incorporated by reference into this Form 10-K and should not be considered part of this report or any other filing we make with the Securities Exchange Commission (the “SEC”). We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. Through a link on the Investor Relations section of the corporate page of our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All such filings are available free of charge.

On November 22, 2013, we filed a Form 25 with the SEC to voluntarily delist our common stock from NASDAQ and deregister our common stock under Section 12(b) of the Exchange Act. Both decisions were made after a review of the benefits from a NASDAQ listing and registration of our common stock under the Exchange Act, respectively, as compared to the costs of such activities. On December 18, 2013, we filed a Form 15 with the SEC to voluntarily deregister our common stock under Section 12(g) of the Exchange Act. Our obligation to file periodic reports, such as Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, under Section 13(a) of the Exchange Act was suspended upon the filing of the Form 15 under Section 12(g) of the Exchange Act. The deregistration under Section 12(g) of the Exchange Act was effective as of March 18, 2014, 90 days after the filing of the Form 15 under Section 12(g) of the Exchange Act, at which time our other filing requirements under Section 13(a) of the Exchange Act terminated.

As of January 1, 2014, we had less than 300 holders of record of its securities, as determined pursuant to Rule 12g5-1 promulgated under the Exchange Act. Accordingly, we expect that our obligation to file periodic reports under Section 15(d) of the Exchange Act will also be suspended upon the filing of this 2013 Annual Report on Form 10-K. We have no intention of continuing to file periodic reports, such as Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K under Exchange Act once our obligations to do so under Sections 13(a) and 15(d) of the Exchange Act are terminated or otherwise suspended.

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

Mobile electronic device users usually require the use of their devices while away from their home or office. Many of these mobile devices have limited battery life, which results in the need to frequently connect to a power source to operate the device or recharge the battery. A number of factors limit the efficient use and charging of these devices:

●	the majority of chargers are model-specific, requiring a mobile user to carry a dedicated charger for each device;

●	mobile electronic devices are generally sold with only one charger, forcing many users to purchase additional chargers for convenience and ease of use; and

●	mobile electronic device users tend to carry multiple devices and at times only one power source is available, limiting a user's ability to recharge multiple devices simultaneously.

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

Our Strategy

Historically, our strategy focused on capitalizing on our strategic position in the mobile electronic device market by introducing innovative power, battery, audio and protection products that suited the needs of a broad range of users of these devices. Historically, it was our goal is to attach our products and technology to every mobile electronic device and to be a market leader in providing unique and innovative solutions for mobile users.

In August 2013, we began a comprehensive, strategic review of our business in light of declining revenue and margins, continuing operating losses and cash usage. Since then, our strategy has been to determine how to continue to operate the business while taking steps to reduce operating expenses, reduce and/or eliminate operating losses and improve cash flow. Consistent with that strategy and our efforts to significantly reduce overhead and create an ongoing revenue stream, on December 23, 2013, we entered into an Inventory Purchase and License Agreement (the “License Agreement”) with Incipio Technologies, Inc., a California corporation (“Incipio” and/or the “Licensee”), whereby Licensee will manage the manufacture, sales and distribution of our branded line of battery, charger, and power supply products and accessories and other future products that may be developed by us and Licensee (the “ Licensed Products”). We believe the License Agreement offers us a means to significantly reduce overhead, consistent with our previous cost-saving decisions, by transferring to Licensee the costs of the manufacture and distribution of our line of products, from which we will receive an ongoing revenue stream in the form of royalties and/or profit sharing, depending on the product.

Broaden Distribution of Our Products. We believe the License Agreement offers us a means to broaden our distribution of power products. Through this agreement, the Licensee will manage the distribution of iGO® branded products. We expect that this relationship will allow us to diversify our customer base and broaden our revenue stream as Licensee’s products are sold in over 40,000 retail locations worldwide.

We also expect that this relationship will significantly increase the availability and exposure of our power products, particularly among large national and international retailers and wireless carriers.

Our Products and Solutions

Power. Historically, the majority of our business was derived from the sale of chargers for laptops which are frequently referred to as “high-power” products. However, the mobile electronic device market changes rapidly and has recently seen increased consumer adoption and use of smartphones and tablets that require comparatively lower power, but long-lasting charges from “device-power” chargers and other products. We continue to offer a range of traditional high-power solutions for laptops and in response to market dynamics have added device-power solutions for other mobile electronic devices. Overall sales of power products represented approximately 82% and 81% of our total revenue for the years ended December 31, 2013 and 2012, respectively.

Batteries. Since June 2011, through our relationship with Pure Energy, we have been the exclusive marketer and distributor of Pure Energy’s patented rechargeable alkaline (RAMcell) batteries to retailers worldwide (excluding China) with non-exclusive distribution rights in Africa. RAMcell batteries are pre-charged and hold a charge for up to seven years. Approximately three billion single-use alkaline batteries are sold annually in the United States. RAMcell batteries provide users an environmentally friendly, cost-effective alternative to disposable alkaline batteries. Sales of battery products represented approximately 6% and 7% of our total revenue for the years ended December 31, 2013 and 2012, respectively. However, we do not expect batteries and related battery chargers to provide a significant contribution to revenue in the future, and we do not plan to offer such products for sale once we deplete existing inventories.

Audio. Our audio solutions include our line of headphones and portable speakers which allow consumers to use their mobile electronic devices for both entertainment and communication. Our line of audio products offer consumers the ability to both communicate with others via an in-line microphone that can be used with a portable computer, mobile phone or other portable media device, as well the ability to listen to music or video from these devices. Similar to our protection products, our line of audio products is also fashionably designed, allowing consumers to express their unique and personal style. Sales of audio products represented approximately 10% and 8% of our total revenue for the years ended December 31, 2013 and 2012, respectively. However, as a result of directing our focus primarily toward power products, we do not expect audio products to provide a significant contribution to revenue in the future, and we do not plan to offer such products for sale once we deplete existing inventories.

Protection. Our protection solutions, including cases, skins and protective screens, utilize innovative materials and unique designs to protect mobile electronic devices, while simultaneously complementing or enhancing the design of the device. Our protection solutions are primarily marketed in Europe. Sales of protection products represented approximately 1% and 2% of our total revenue for the years ended December 31, 2013 and 2012, respectively. However, as a result of directing our focus primarily toward power products, we do not expect protection products to provide a significant contribution to revenue in the future, and we do not plan to offer such products for sale once we deplete existing inventories.

Other Accessories. Our other accessories solutions primarily include portable computer stands and other miscellaneous mobile electronic accessories. Sales of other accessory products represented approximately 1%, and 2% of our total revenue for the years ended December 31, 2013 and 2012, respectively. However, as a result of directing our focus primarily toward power products, we do not expect protection products to provide a significant contribution to revenue in the future, and we do not plan to offer such products for sale once we deplete existing inventories.

Sales and Marketing

Throughout the years ended December 31, 2013 and 2012, we have marketed and sold our products on a worldwide basis to retailers, resellers, distributors, wireless carriers and directly to end users through our iGo.com and Aerial7 websites. Our sales organization was primarily aligned with our core retail and distribution channels and geographies throughout North America, Europe and Asia. During 2013, approximately 97% of our sales were through retailers and distributors and approximately 2% of our sales were through private label resellers and OEMs.

Our total global revenue consisted of the following regional results for the year ended December 31, 2013: Americas sales of $13.1 million, or 77% of our global consolidated revenue; European sales of $2.8 million, or 17% of our global consolidated revenue; and Asia Pacific sales of $1.0 million, or 6% of our global consolidated revenue.

We believe the License Agreement, offers us a means to enhance the marketing of power products and generate an ongoing revenue stream. Through the agreement, the Licensee will manage sales and marketing of our products. Licensee’s products are sold in over 40,000 retail locations worldwide. With these sales channels, our product offerings will be available to one of the industry’s largest customer bases.

Customers

Historically, we have been dependent upon a relatively small number of customers for a significant portion of our revenue, including most notably WalMart. However, we expect Licensee will develop relationships with a broader set of distributors, retailers and resellers to expand the market availability of our products as the Licensee’s products are currently sold in over 40,000 retail locations worldwide.

This customer base could significantly increase the availability and exposure of our products, particularly among large national and international retailers and wireless carriers. However, we give no assurance we can expand our customer base in a manner that would significantly reduce our current customer concentration.

We have historically sold to resellers, such as Microcel, retailers, such as WalMart, RadioShack and Office Depot, private label resellers, such as Belkin, and directly to end users through our iGo.com and Aerial7 websites. Sales to WalMart accounted for 44% of revenue for the year ended December 31, 2013. Sales to WalMart and RadioShack accounted for 41% for the year ended December 31, 2012. No customer other than WalMart accounted for greater than 10% of sales for the year ended December 31, 2013. The loss of WalMart would likely have a material adverse effect on our business. For our distribution and retail customers, we historically built product and maintained inventory at various third-party warehouses that are under our control until these customers placed, and we fulfilled, purchase orders for this product. For various retailers, we retained ownership of inventory until the product sells through to consumers. Currently, our Licensee manages the manufacture, sales and distribution of our branded line of battery, charger, and power supply products and accessories and other future products that may be developed by us and Licensee.

As is generally the practice in our industry, a portion of our sales to distributors and retailers has been generally under terms that provide for stock balancing return privileges and price protection. Accordingly, we make a provision for estimated sales returns and other allowances related to those sales. Returns, which are netted against our reported revenue, were approximately 11% of revenue for the year ended December 31, 2013 and approximately 8% of revenue for the year ended December 31, 2012. Also, as is generally the practice in our industry, our OEM and private-label reseller customers have return rights only in the event that our product is defective. Accordingly, we make a provision for estimated defective product warranty claims for these customers. Defective product warranty claims were approximately 1% of revenue or less for the years ended December 31, 2013 and 2012.

Backlog

Our backlog at February 15, 2014 was approximately $275,000, a decrease of $1.425 million, compared with a backlog of approximately $1.7 million at February 15, 2013. Backlog includes orders confirmed with a purchase order for products scheduled to be shipped within 90 days to customers with approved credit status. Because of the generally short cycle between order and shipment and because of occasional customer changes in delivery schedules and order cancellations (which are made without significant penalty), we do not believe that our backlog, as of any particular date, is necessarily indicative of actual net sales for any future period.

Research and Development

As of December 31, 2013, our research and development group consisted of one person for the purpose of hardware and software design and product testing. Electrical design services are outsourced under the supervision of our in-house research and development group. Amounts spent on research and development for the years ended December 31, 2013 and 2012 were $1.2 million and $2.2 million, respectively.

During the first quarter of 2013, Texas Instruments informed us that it was terminating its agreement with iGo to create an integrated circuit based on iGo Green technology, as the technical issues encountered during the development process, as well as changes in the competitive environment for power management technologies, made the continued development of the integrated circuit uneconomical. We have no current plans to pursue any other programs to develop an integrated circuit based on iGo Green technology.

We have ceased all research and development efforts at December 31, 2013. Pursuant to the License Agreement, the Licensee will, at their own discretion, manage and fund research and development of our products.

Manufacturing and Logistics

Historically, in order to manufacture our products cost-effectively, we implemented a strategy to outsource substantially all of the manufacturing services for our products. Our internal activities focused on design, low-volume manufacturing and quality testing and our outsourced manufacturing providers are focused on high-volume manufacturing and logistics.

Historically, most of our products were manufactured in China. In addition to providing manufacturing services, a number of our suppliers also provided us with design and development services.

Historically, we purchased the principal components of our products from outside vendors. The terms of supply contracts were negotiated by us or our manufacturing partners with each vendor. We believe that our vendors had sufficient capacity to meet our supply requirements and that alternative production sources for most components were generally available without interruption. However, several vendors were sole sourced. In order to ensure timely delivery of products to customers, from time to time, we issued letters of authorization to our suppliers that authorized them to secure long lead components in advance of purchase orders for products. Further information about historical commitments and contingencies relating to letters of authorization is contained in Note 14 to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Historically, we employed the services of an outsourced logistics company to efficiently manage the packaging and shipment of our iGo and Aerial7 branded products to our various retail and distribution channels. The majority of our private-label products were shipped by our outsource manufacturers to our private-label reseller customers or to their fulfillment hubs.

Effective February 2014, we transferred the responsibilities of manufacturing and logistics to our Licensee, Incipio Technologies, Inc., pursuant to the License Agreement.

Competition

The market for our products is intensely competitive, subject to rapid change and sensitive to new product introductions or enhancements and marketing efforts by industry participants. The principal competitive factors affecting the markets for our product offerings include corporate and product reputation, innovation with frequent product enhancement, breadth of integrated product line, product design, functionality and features, product quality, performance, ease-of-use, support and price. Although we believe that our products compete favorably with respect to such factors, there can be no assurance that we can improve or maintain our competitive position against current or potential competitors, especially those with greater financial, marketing, service, support, technical or other competitive resources. However, we believe that our innovative products, coupled with our strategic relationship with Licensee under the License Agreement, including Licensee’s network of retailers, resellers, and distributors, provides us with a competitive advantage in the marketplace. In particular, with respect to our power products, we compete with products offered by low-cost manufacturers, specialized third-party mobile computing accessory companies such as Zagg, Skullcandy, Targus and Kensington, and retailer and OEM private label product offerings, including those offered by RadioShack, HP and Best Buy.

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

Under the terms of the License Agreement, we granted Licensee a non-exclusive license to use the our iGO® trademarks and other intellectual property as necessary for Licensee to manufacture, promote, sell and distribute our licensed products worldwide through Licensee’s network of distributors and retail partners and the Company’s online store. In consideration for the rights granted under the License Agreement, Licensee will pay us a percentage of net sales of certain licensed products and the net profits of certain other licensed product sold worldwide.

Employees

As of December 31, 2013 we had 10 full-time employees, 8 located in the United States, 1 located in Asia, and 1 located in Europe, including 3 employed in operations, 1 in research and development, 4 in sales and marketing and 2 in administration. We engage temporary employees from time to time to augment our full time employees, generally in administration. None of our employees are covered by a collective bargaining agreement. We believe we have good relationships with our employees.

According to the terms of the License Agreement, the Licensee will manage manufacturing, sales, and distribution of our products, as well as product research and development activities, if any. Further, we have contracted with Steel Partners Corporate Services, LLC, an affiliate of Steel Partners Holdings, and our major stockholder Steel Excel Inc., to provide executive and other corporate services, effective October 1, 2013, thereby eliminating the necessity for full-time employees. By the second quarter of 2014, we expect to have no full-time employees.

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

We have experienced significant operating losses since inception and, as of December 31, 2013, have an accumulated deficit of $166 million. We intend to make expenditures on an ongoing basis to support our operations, primarily from cash generated from operations and cash on hand. If we do not achieve significant cost reductions and sufficient revenue from our License Agreement, we will experience additional losses in future periods. In addition, there can be no assurance that we will achieve or sustain profitability.

Our future success is dependent on market acceptance of our products and, in turn, on the success of our License Agreement. If the market acceptance for our products does not grow, we will not be able to increase or sustain our revenue, and our business will be severely harmed. If we do not achieve widespread market acceptance of our power products and technology, we may not be able to maintain our existing revenue or achieve anticipated revenue. For example, we currently derive a material portion of our revenue from the sale of our power products and we anticipate that a material portion of our revenue in the foreseeable future will continue to be derived from our family of power products. We can give no assurance that the power product category, or the protection and audio product categories, will develop sufficiently to cover our expenses and costs. Moreover, our products may not achieve widespread market acceptance if:

●	we, or our licensee, lose, or fail to replace, any significant retail or distribution partners;

●	we, or our licensee, fail to expand or protect our proprietary rights and intellectual property;

●	we, or our licensee, fail to complete development of these products in a timely manner;

●	we, or our licensee, fail to achieve the performance criteria required of these products by our customers; or

●	competitors introduce similar or superior products.

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

If we and our Licensee fail to continue to introduce new products and product enhancements that achieve broad market acceptance on a timely basis, we will not be able to compete effectively, and we will be unable to increase or maintain our revenue.

The market for our products is highly competitive and in general is characterized by rapid technological advances, changing customer needs and evolving industry standards. If we and our Licensee fail to continue to introduce new products and product enhancements that achieve broad market acceptance on a timely basis, we will not be able to compete effectively, and we will be unable to increase or maintain our revenue. Our future success will depend in large part upon our and our Licensee’s ability to:

●	develop, in a timely manner, new products and services that keep pace with developments in technology and customer expectations;

●	cover potentially higher manufacturing costs of new products and meet potentially new manufacturing requirements;

●	deliver new products and services through changing distribution channels; and

●	respond effectively to new product announcements by our competitors by quickly introducing competing products.

We may not be successful in developing and marketing, on a timely and cost-effective basis, either enhancements and expectations to existing products or new products that respond to technological advances and satisfy increasingly sophisticated customer needs. If we, and/or our licensee, fail to introduce or sell innovative new products, our operating results may suffer. In addition, if new industry standards emerge that we do not anticipate or adapt to, our products could be rendered obsolete and our business could be materially harmed. Alternatively, any delay in the development of technology upon which our products are based could result in our inability to introduce new products as planned. For example, on March 27, 2013, we learned that Texas Instruments was terminating its agreement with iGo to create an integrated circuit based on iGo Green technology. Texas Instruments indicated that technical issues encountered during the development process, as well as changes in the competitive environment for power management technologies, made the continued development of the integrated circuit uneconomical. The success and marketability of technology and products developed by others is beyond our control.

We have experienced delays in releasing new products in the past, which resulted in lower quarterly revenue than expected. Further, our efforts to develop new and similar products could be delayed due to unanticipated manufacturing requirements and costs. Delays in product development and introduction could result in:

●	loss of or delay in revenue and loss of market share;

●	negative publicity and damage to our reputation and brand;

●	decline in the average selling price of our products and decline in our overall gross margins; and

●	adverse reactions in our sales and distribution channels.

We have made a strategic decision to fully outsource the manufacture, sales and distribution and product development functions pursuant to a license agreement and have ceased such activities internally. If the license agreement were to be terminated, or if either party chooses to not renew the agreement on expiration, we would need to either locate a suitable new licensee or undertake such activities internally. In either case, our alternatives would require significant investment of resources and would likely result in delays that would adversely affect our customers and our revenues.

We currently depend on Incipio Technologies, Inc. (“Incipio” and/or “Licensee”) to manage the manufacture, sales and distribution of our products, as well as rights to develop new products and our intellectual property pursuant to an Inventory Purchase and License Agreement entered into as of December 23, 2013 (the “License Agreement”), and we expect to earn revenues from such activities. This License Agreement has an initial term of two year, with options to renew, but is also terminable by either party with notice. If this License Agreement does not generate significant revenue, or if Licensee fails to provide the services noted above, either party may decide to terminate the License Agreement or choose to not renew the License Agreement, and we may not be able to resume such activities with a suitable supplier.

We depend on large purchases from significant customers, notably WalMart, and any loss, cancellation or delay in purchases by this customer could cause a shortfall in revenue, excess inventory and inventory holding or obsolescence charges.

We have historically derived a substantial portion of our revenue from a relatively small number of customers. For example, WalMart comprised 44% of our revenue for the year ended December 31, 2013. WalMart does not have a minimum purchase requirement and can stop purchasing our products at any time and with very short notice. In addition, most of our and our Licensee’s customer agreements, including WalMart, are short term and non-exclusive and provide for purchases on a purchase order basis. If WalMart reduces, delays or cancels orders with us and our Licensee, and we are not able to sell our products to new customers at comparable levels, our revenue could decline significantly and could result in excess inventory and inventory holding or obsolescence charges. In addition, any difficulty in collecting amounts due from WalMart would negatively impact our result of operations and working capital.

Our success is largely dependent upon our and our Licensee’s ability to expand and diversify our customer base, while simultaneously continuing to retain and build our relationships with WalMart.

We derive a substantial portion of our revenue from WalMart, and any adverse change in our or our Licensee’s relationship with WalMart would have a material adverse effect on our business. If WalMart discontinued purchasing our products, our revenues and net income would decline significantly and our results would be materially harmed if we were unsuccessful in our efforts to replace declining sales to existing customers with increasing sales to new customers. Thus, our success depends upon our and our Licensee’s continued ability to retain and build upon our relationship with WalMart, while simultaneously generating relationships with new customers, particularly retail customers willing to sell our products to consumers under our iGo brand.

Although we are attempting to expand our customer base, we cannot assure you that we will be able to retain our largest customer, WalMart, or that we will be able to attract additional customers, or that our customers will continue to buy our products in the same amounts as in prior years. The loss of WalMart, any reduction or interruption in sales to WalMart, our inability to successfully develop relationships with additional customers or future price concessions that we may have to make could significantly harm our business.

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

Increased reliance upon WalMart for the sale of our products will subject us to additional risks, and the failure to adequately manage these risks could have a material adverse impact on our operating results.

The inability to accurately forecast the timing and volume of orders for sales of products to resellers and distributors during any given quarter could adversely affect operating results for such quarter and, potentially, for future periods. For example, if we or our Licensee underestimate sales, we and our Licensee will not be able to fill orders on a timely basis, which could cause customer dissatisfaction and loss of future business.

The loss of WalMart would materially harm our business. While our products are currently sold through a limited number of reseller and distributor agreements, none of these customers are obligated to purchase products from us or our Licensee. Consequently, any reseller or distributor could cease doing business with us or our Licensee at any time. Our dependence upon WalMart, along with a few other resellers and distributors results in a significant concentration of credit risk, thus a substantial portion of our trade receivables outstanding from time to time are often concentrated among a limited number of customers. In addition, many of these customers also have or distribute competing products. If WalMart, elects to increase the marketing of competing products or reduce the marketing of our products, our ability to grow our business will be negatively impacted and will adversely impact revenues.

Additional risks associated with our and our Licensee’s reseller and distributor business include the following:

●	the termination of reseller and distributor agreements or reduced or delayed orders;

●

difficulty in predicting sales to reseller and distributors who do not have long-term commitments to purchase from us, which requires us to maintain sufficient inventory levels to satisfy anticipated demand;

●	lack of visibility of end user customers and revenue recognition and channel inventory issues related to sales by resellers and distributors;

●	resellers and distributors electing to resell, or increase their marketing of, competing products or technologies or reduced marketing of our products; and

●	changes in corporate ownership, financial condition, business direction, or sales compensation related to our products, or product mix by the resellers and distributors.

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

Our operating results have fluctuated in the past, and may continue to fluctuate in the future. The market price for our common stock has declined significantly in recent quarters, and may continue to decline if our actual operating results in future quarters are below the expectations of securities analysts and investors. The factors that may cause our operating results to fall short of expectations include:

●	market acceptance of our products;

●	our Licensee’s ability to sell, service and support our products;

●	the size and timing of customer orders;

●	increases in product costs from our and our Licensee’s suppliers;

●	the timing of our new product and technology introductions and product enhancements relative to our competitors or changes in our or our competitors' pricing policies;

●	our Licensee’s ability to effectively manage inventory levels;

●	delay or failure to fulfill orders for our products on a timely basis;

●	our Licensee’s inability to accurately forecast our contract manufacturing needs;

●	difficulties with new product production implementation or supply chain;

●	product defects and other product quality problems;

●	the degree and rate of growth of the markets in which we compete and the accompanying demand for our products;

●	our and our Licensee’s ability to expand our internal and external sales forces and build the required infrastructure to meet anticipated growth; and

●	seasonality of sales.

Many of these factors are beyond our control. For these reasons, you should not rely on period-to-period comparisons and short-term fluctuations of our financial results to forecast our future long-term performance.

The average selling prices of our products may decrease over their sales cycles, especially upon the introduction of new products, which may negatively affect our gross margins.

Our products typically experience a reduction in the average selling prices over their respective sales cycles. Further, as we and our Licensee introduce new or next generation products, sales prices of previous generation products may decline substantially. In order to sell products that have a falling average selling price and maintain margins at the same time, we and our Licensee need to continually reduce product and manufacturing costs. Furthermore, international customers are invoiced in their local currency and our revenue and gross margins could be negatively impacted by fluctuations in the currencies where our international customers are located. To manage manufacturing costs, we and our Licensee must collaborate with our third-party manufacturers to engineer the most cost-effective design for our products. There can be no assurances we or our Licensee will be successful in our efforts to reduce these costs and, in some situations, price increases from suppliers may be incurred. In order to keep manufacturing costs down, we and our Licensee must carefully manage the price paid for components used in our products as well as manage freight and inventory costs. If we and our Licensee are unable to reduce the product and manufacturing cost of older products as newer products are introduced or effectively manage cost increases for our products, our revenues may decline.

Acquisitions could have negative consequences, which could harm our business.

We have acquired businesses, products or technologies that complement or expand our current capabilities. For example, in 2010 we acquired Adapt and Aerial7 and we recorded impairment charges of $1.4 million and $2.3 million related to these acquisitions in 2012 and 2011, respectively. Additional acquisitions could require significant capital infusions and could involve many risks including, but not limited to, the following:

●	difficulty integrating, products, product roadmaps, technologies, systems, processes, and operations, including product delivery, order management, and information systems;

●

difficulty in conforming the acquired company’s financial policies and practices to our policies and practices and in implementing and maintaining adequate internal systems and controls over the financial reporting and information systems of the acquired company;

●	diversion of management’s attention and disruption of ongoing business;

●

difficulty in combining product and technology offerings and entering into new markets or geographical areas in which we have no or limited direct experience and where our competitors may have stronger market positions;

●	loss of management, sales, technical, or other key personnel;

●	revenue from the acquired companies not meeting our expectations, and the potential loss of the acquired companies’ customers, distributors, resellers, suppliers, or other partners;

●

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

●	difficulty in completing projects associated with acquired in-process research and development;

●	incurring amortization expense related to intangible assets and recording goodwill and non-amortizable assets that will be subject to impairment testing and possible impairment charges;

●	dilution of existing stockholders as a result of issuing equity securities, including the assumption of any stock options or other equity awards issued by the acquired company;

●	overpayment for any acquisition or investment or unanticipated costs or liabilities;

●	responsibility for the liabilities of the acquired company, including any potential intellectual property infringement claims or other litigation; and

●	incurring substantial write-offs, restructuring charges, and transactional expenses.

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

Historically, most of our products were produced under contract manufacturing arrangements with manufacturers in China. Currently, our products are produced under the License Agreement through Licensee’s manufacturing arrangements with third party manufacturers. Our and our Licensee’s reliance on third-party manufacturers exposes us to risks that are not in our control, such as unanticipated cost increases or negative fluctuations in currency, which could negatively impact our results of operations and working capital. Any termination of or significant disruption in our relationship with our Licensee or its manufacturers may prevent filling customer orders in a timely manner, as large inventories of our products are not generally maintained, and will negatively impact our revenue.

We currently depend on Licensee to manage the manufacture, sales and distribution of our products, as well as rights to develop new products and our intellectual property pursuant to the License Agreement, and we expect to earn revenues from such activities. This License Agreement has an initial term of is for a two year period, with options to renew, but is also terminable by either party with notice. If this License Agreement does not generate significant revenue, or if Licensee fails to provide the services noted above, either party may decide to terminate the License Agreement or choose to not renew the License Agreement, and we may not be able to resume such activities with a suitable supplier. Disruption in Licensee’s supply of our products, a significant increase in the cost of the assembly of our products, failure of a Licensee or its contract manufacturers to remain competitive in price, the failure of Licensee or its contract manufacturer to comply with our fulfillment needs or the financial failure or bankruptcy of Licensee or its contract manufacturer could delay or interrupt Licensee’s ability to manufacture or deliver our products to customers at a competitive price or on a timely basis negatively affecting our revenues.

Our reliance on Licensee may inhibit our ability to meet customer demand.

We depend upon Licensee to manufacture and deliver our products to customers that are free from defects, competitive in functionality and cost and in compliance with our specifications. Disruption in supply, a significant increase in the cost of one or more components, failure of Licensee to remain competitive in functionality or price, the failure of Licensee to comply with any of our fulfillment needs or the financial failure or bankruptcy of Licensee could delay or interrupt the delivery our products to customers on a timely basis.

Any termination of or significant disruption in our relationship with Licensee or Licensee’s relationship with its suppliers may prevent customer orders from being filled in a timely manner as large inventories of our products are not generally maintained. In the event that such a termination or disruption were to occur, we may have to find and qualify an alternative source for providing our products to customers. The time it would take to complete this process with delays ranging from as little as a few days to several months, and, in some cases, a suitable alternative may not be available at all.

We have experienced returns of our products, which could in the future harm our reputation and negatively impact our operating results.

In the past, some of our customers have returned products to us because the product did not meet their expectations, specifications or requirements. These returns were approximately 11% of revenue for the year ended December 31, 2013 and 8% for the year ended December 31, 2012. It is likely that we will experience some level of returns in the future and these levels may be difficult to estimate.

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

If we lose key personnel, and if we are unable to hire and retain additional qualified personnel as necessary, we may not be able to successfully manage our business or achieve our objectives.

We experienced significant reductions in work force during 2013, which may limit our ability to ability to increase sales and grow our business in the future. We believe our future success will depend in large part upon our ability to identify, attract, hire and retain highly skilled executive, managerial, engineering, sales and marketing, finance and operations personnel. Competition for personnel in the technology industry is intense, and we compete for personnel against numerous companies, including larger, more established companies with significantly greater financial resources. There can be no assurance we will have the financial resources to, nor be successful in our efforts to identify, attract, hire and retain personnel.

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

Our future success will depend, in part, upon our and our Licensee’s ability to increase sales in our targeted markets. There can be no assurance that we will be able to compete successfully with our competitors or that the competitive pressures we face will not have a material adverse effect on our business. Our future success will depend in large part upon our and our Licensee’s ability to increase our share of our target market and to sell additional products and product enhancements to existing customers. Future competition may result in price reductions, reduced margins or decreased sales.

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

The demand for the majority of our products and technology is primarily driven by the underlying market demand for mobile electronic devices. Should the growth in demand for mobile electronic devices be inhibited, we may not be able to increase or sustain revenue. Industry growth depends in part on the following factors:

●	general micro and macro-economic conditions and decreases in demand for mobile electronic devices resulting from recessionary conditions;

●	increased demand by consumers and businesses for mobile electronic devices; and

●	the number and quality of mobile electronic devices in the market.

The market for our products and services depends on economic conditions affecting the broader information technology market. Prolonged weakness in this market could cause customers to reduce their overall information technology budgets or reduce or cancel orders for our products. In this environment, our and our Licensee’s customers or end users may experience financial difficulty, cease operations and fail to budget or reduce budgets for the purchase of our products and services. This, in turn, may lead to longer sales cycles, delays in purchase decisions, payment and collection, and may also result in downward price pressures, causing us to realize lower revenue and operating margins. In addition, general economic uncertainty can make it difficult to predict changes in the purchasing requirements of our customers and the markets we serve. Some businesses have and may curtail or suspend capital spending on information technology. These factors may cause our revenue and operating margins to decline.

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

Our operations and performance and those of our Licensee, including collection of our accounts receivable, depend significantly on worldwide economic conditions and their impact on levels of consumer spending. Some of the factors that could influence the levels of consumer spending include volatility in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, increased unemployment (particularly with office workers), access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. These and other economic factors have had, and could continue to have, a material adverse effect on demand for our products and services and on our financial condition and operating results.

In addition, war, terrorism, geopolitical uncertainties, public health issues, and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a strong negative effect on us and our suppliers, logistics providers, manufacturing vendors and customers. Our business operations and those of our Licensee are subject to interruption by natural disasters, fire, power shortages, terrorist attacks, and other hostile acts, labor disputes, public health issues, and other events beyond our control. Such events could decrease demand for our products, make it difficult or impossible for us to make and deliver products to our customers or to receive components from our suppliers, and create delays and inefficiencies in our supply chain. Should major public health issues, including pandemics, arise, we could be negatively affected by more stringent employee travel restrictions, additional limitations in freight services, governmental actions limiting the movement of products between regions, delays in production ramps of new products, and disruptions in the operations of our manufacturing vendors and component suppliers.

Risks Related To Our Common Stock

Our decision to voluntarily delist our common stock from NASDAQ and our decision to deregister our common stock under the Exchange Act may affect the price and liquidity of our shares of common stock as well as our ability to raise capital in the future.

On November 22, 2013, we filed a Form 25 with the SEC to voluntarily delist our common stock from NASDAQ and deregister our common stock under Section 12(b) of the Exchange Act. On December 18, 2013, we filed a Form 15 with the SEC to voluntarily deregister our common stock under Section 12(g) of the Exchange Act. Our obligation to file periodic reports, such as Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, under Section 13(a) of the Exchange Act was suspended upon the filing of the Form 15 under Section 12(g) of the Exchange Act. The deregistration under Section 12(g) of the Exchange Act was effective as of March 18, 2014, 90 days after the filing of the Form 15 under Section 12(g) of the Exchange Act, at which time our other filing requirements under Section 13(a) of the Exchange Act terminated.

As of January 1, 2014, we had less than 300 holders of record of its securities, as determined pursuant to Rule 12g5-1 promulgated under the Exchange Act. Accordingly, we expect that our obligation to file periodic reports under Section 15(d) of the Exchange Act will also be suspended upon the filing of this 2013 Annual Report on Form 10-K. We have no intention of continuing to file periodic reports, such as Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K under Exchange Act once our obligations to do so under Sections 13(a) and 15(d) of the Exchange Act are terminated or otherwise suspended.

Our common stock is currently traded on The OTCQB Marketplace and we depend on third-party firms to create a market for our stock. We have in the past experienced, and may in the future experience, limited daily trading volume. The trading price of our common stock has been and may continue to be volatile. The market for technology companies, in particular, has at various times experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may significantly affect the trading price of our common stock, regardless of our actual operating performance. The trading price of our common stock could be affected by a number of factors, including, but not limited to, changes in expectations of our future performance, changes in estimates by securities analysts (or failure to meet such estimates), quarterly fluctuations in our sales and financial results and a variety of risk factors, including the ones described elsewhere in this report. Periods of volatility in the market price of a company's securities sometimes result in securities class action litigation, which regardless of the merit of the claims, can be time-consuming, costly and divert management's attention. In addition, if we needed to raise equity funds under adverse conditions, it would be difficult to sell a significant amount of our stock without causing a significant decline in the trading price of our stock.

Our common stock price has been volatile, which could result in substantial losses for stockholders.

Our common stock is currently traded on The OTCQB Marketplace and we depend on third-party firms to create a market for our stock. We have in the past experienced, and may in the future experience, limited daily trading volume. The trading price of our common stock has been and may continue to be volatile. The market for technology companies, in particular, has at various times experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may significantly affect the trading price of our common stock, regardless of our actual operating performance. The trading price of our common stock could be affected by a number of factors, including, but not limited to, changes in expectations of our future performance, changes in estimates by securities analysts (or failure to meet such estimates), quarterly fluctuations in our sales and financial results and a variety of risk factors, including the ones described elsewhere in this report. Periods of volatility in the market price of a company's securities sometimes result in securities class action litigation, which regardless of the merit of the claims, can be time-consuming, costly and divert management's attention. In addition, if we needed to raise equity funds under adverse conditions, it would be difficult to sell a significant amount of our stock without causing a significant decline in the trading price of our stock.

Our executive officers, directors and principal stockholders have substantial influence over us.

As of March 13, 2014, our executive officers, directors and principal stockholders owning greater than 5% of our outstanding common stock together beneficially owned approximately 52.6% of the outstanding shares of common stock including Steel Excel, Inc. which alone owns 44.7% of our outstanding shares of commons stock. As a result, these stockholders, acting together, may be able to exercise substantial influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may also have the effect of delaying or preventing a change in our control that may be viewed as beneficial by the other stockholders.

Provisions of our certificate of incorporation and bylaws could make a proposed acquisition that is not approved by our board of directors more difficult.

Some provisions of our certificate of incorporation and bylaws could make it more difficult for a third-party to acquire us even if a change of control would be beneficial to our stockholders. These provisions include:

●	authorizing the issuance of preferred stock, with rights senior to those of the common stockholders, without common stockholder approval;

●	prohibiting cumulative voting in the election of directors;

●	a staggered board of directors, so that no more than two of our four directors are elected each year; and

●	limiting the persons who may call special meetings of stockholders.

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

As of March 13, 2014, we had 2,944,707 shares of common stock outstanding. All of our outstanding shares are currently available for sale in the public market, some of which are subject to volume and other limitations under the securities laws. Future sales of substantial amounts of shares of our common stock by our existing stockholders in the public market, or the perception that these sales could occur, may cause the market price of our common stock to decline. We may be required to issue additional shares upon exercise of previously granted options and warrants that are currently outstanding.

As of March 13, 2014, we had (i) 16,667 shares of common stock issuable upon the exercise of outstanding option awards; and (ii) 242,002 shares were available for future issuance of equity awards under our current long-term incentive plan. We had no warrants outstanding for the purchase common stock. The exercise of outstanding option awards could result in increased sales of our common stock in the market, which could exert significant downward pressure on our stock price. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price we deem appropriate.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate offices are located in Scottsdale, Arizona. This facility consists of approximately 21,000 square feet of leased space pursuant to a lease for which the current term expires on April 30, 2014. We do not expect to renew the lease on expiration. The majority of our warehouse and product fulfillment operations are conducted at various third-party locations throughout the world. We believe our facility is suitable and adequate for our current business activities for the remainder of the lease terms.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on The OTCQB Market Place under the symbol “IGOI.” On November 22, 2013, we filed a Form 25 with the SEC to voluntarily delist our common stock from NASDAQ and deregister our common stock under Section 12(b) of the Exchange Act. On December 18, 2013, we filed a Form 15 with the SEC to voluntarily deregister our common stock under Section 12(g) of the Exchange Act. Our obligation to file periodic reports, such as Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, under Section 13(a) of the Exchange Act was suspended upon the filing of the Form 15 under Section 12(g) of the Exchange Act. The deregistration under Section 12(g) of the Exchange Act was effective as of March 18, 2014, 90 days after the filing of the Form 15 under Section 12(g) of the Exchange Act, at which time our other filing requirements under Section 13(a) of the Exchange Act terminated.

As of January 1, 2014, we had less than 300 holders of record of its securities, as determined pursuant to Rule 12g5-1 promulgated under the Exchange Act. Accordingly, we expect that our obligation to file periodic reports under Section 15(d) of the Exchange Act will also be suspended upon the filing of this 2013 Annual Report on Form 10-K. We have no intention of continuing to file periodic reports, such as Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K under Exchange Act once our obligations to do so under Sections 13(a) and 15(d) of the Exchange Act are terminated or otherwise suspended.

Prior to November 22, 2013 and the filing of our Form 25, our common stock was traded on The NASDAQ Capital Market under the symbol “IGOI”.

The following sets forth, for the period indicated, the high and low sales prices for our common stock as reported by The NASDAQ Capital Market and The OTCQB Market Place, respectively, as adjusted retroactively for a 1-for-12 reverse stock split, effective January 28, 2013.

	High	Low
Year Ended December 31, 2012
Quarter Ended March 31, 2012	$15.00	$6.60
Quarter Ended June 30, 2012	$10.44	$4.80
Quarter Ended September 30, 2012	$7.20	$4.20
Quarter Ended December 31, 2012	$5.40	$2.76

Year Ended December 31, 2013
Quarter Ended March 31, 2013	$5.00	$3.00
Quarter Ended June 30, 2013	$2.34	$2.09
Quarter Ended September 30, 2013	$3.75	$2.14
Quarter Ended December 31, 2013	$3.20	$2.02

As of March 13, 2014, there were 2,944,707 shares of our common stock outstanding held by approximately 188 holders of record. This figure does not include an estimate of the number of “street name” holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions. The last reported sale price of our common stock on The OTCQB Market on March 13, 2014 was $3.10 per share.

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

Issuer Purchases of Equity Securities

During the fourth quarter of 2013, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers,” of shares of our common stock.

Item 6. Selected Financial Data

The Company is a smaller reporting company under Rule 12b-2 of the Exchange Act and therefore is not required to provide the information set forth by Item 301(c) of Regulation S-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and notes thereto contained in this report. The following discussion contains forward-looking statements. Our actual results may differ significantly from the results discussed in these forward-looking statements. Please see the “Disclosure Concerning Forward-Looking Statements” and “Risk Factors” above for a discussion of factors that may affect our future results.

Overview

Our products make mobile electronic devices more efficient and cost effective, thus allowing professionals and other consumers to better utilize their mobile devices and access information more readily. Our current product offering primarily consists of power, batteries, audio and protection solutions for mobile electronic devices.

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

In August 2013, we began a comprehensive, strategic review of our business in light of declining revenue and margins, continuing operating losses and cash usage. Our goal was to determine how to continue to operate the business while taking steps to reduce operating expenses, reduce and/or eliminate operating losses and improve cash flow.

Effective October 1, 2013, as a cost reduction measure, we executed a management services agreement with SP Corporate. The management services agreement, as approved by our independent directors, allowed us to reduce our operating expenses by consolidating executive positions and by using the services of SP Corporate for administrative functions on a shared services model.

In November 2013, we announced our intention to voluntarily delist our common stock from The NASDAQ Stock Market (“NASDAQ”) and to deregister our common stock under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Both decisions were made after a review of the respective benefits from a NASDAQ listing and registration of our common stock under the Exchange Act, respectively, as compared to the costs of such activities. On November 22, 2013, we filed a Form 25 with the Securities and Exchange Commission to voluntarily delist our common stock from NASDAQ and deregister our common stock under Section 12(b) of the Exchange Act. On December 18, 2013, we filed a Form 15 with the Securities and Exchange Commission to voluntarily deregister our common stock under Section 12(g) of the Exchange Act.

In December 2013, we signed an inventory Purchase and License Agreement (the “License Agreement”) with Incipio Technologies, Inc., (the “Licensee”) pursuant to which Licensee will manage the manufacture, sales and distribution of our iGo© branded line of battery, charger and power supply products and accessories and other future products that may be developed by us or Licensee. Based on our strategic review, we concluded that the License Agreement would allow us to generate ongoing revenue, while allowing us to minimize operating expenses and working capital. We are currently taking steps for the implementation of the License Agreement. We expect to substantially complete these activities in the first quarter of 2014.

Concurrent with the execution of the License Agreement, we determined that certain of our battery, audio and protection products were not generating sufficient revenue and margins and determined that we will no longer offer such products once we have fulfilled existing orders and depleted current stock.

The Licensee will manage all aspects of selling and distributing the substantial majority of the Company’s remaining inventory as well as future procurement, distribution and sale of iGo branded products. We will generate future revenue through license fees earned from Licensee under the terms of the License Agreement. Therefore, most accounts receivable will result from the revenue earned through license fees, in the form of royalties and profit-sharing with the Licensee.

In concert with the processes described above we have reduced headcount, terminated contractor and supplier agreements, and determined that we will no longer need to lease our current office building in Scottsdale, Arizona, as our ongoing functions will be supported by a combination of SP Corporate and our Licensee. The lease will expire in April 2014.

Power

Power management, which remains our core product line, includes portable power, device power, and laptop power solutions. We continually strive to bring to market high quality, uniquely differentiated power solutions that meet our customers’ needs and exceed their expectations.

Batteries

Since June 2011, through our relationship with Pure Energy Solutions (“Pure Energy”), we have been the exclusive marketer and distributor of Pure Energy’s patented rechargeable alkaline (RAMcell) batteries to retailers worldwide (excluding China) with non-exclusive distribution rights in Africa. RAMcell batteries are pre-charged and hold a charge for up to seven years. Approximately three billion single-use alkaline batteries are sold annually in the United States. RAMcell batteries provide users an environmentally friendly, cost-effective alternative to disposable alkaline batteries. However, as a result of the License Agreement and directing our focus primarily toward power products, we do not expect batteries and related battery chargers to provide a significant contribution to revenue in the future, and we do not plan to offer such products for sale once we deplete our existing inventories.

Audio

As a result of our acquisition of Aerial7 in 2010, we have offered a line of ear-buds and headphones. As mobile phones evolved into smartphones and new portable media devices capable of playing music and video, many consumers utilize a variety of mobile electronic devices for both communication and entertainment purposes. Our audio products have been designed to provide enhanced sound quality compared to competitive products at similar price points. They have offered consumers the ability to both communicate with others via an integrated microphone that can be used with a portable computer, mobile phone, computer or other portable media device as well as the ability to listen to music or video from these devices. In addition to delivering quality sound output, our line of audio products have been designed to appeal to the fashion sense of consumers, allowing them to express their unique and personal style through their mobile electronic devices.. Our audio products have been offered primarily through lifestyle and music retailers around the world. However, as a result of the License Agreement and directing our focus primarily toward power products, we do not expect audio products to provide a significant contribution to revenue in the future, and we do not plan to offer such products for sale once we deplete our existing inventories.

Protection

As a result of our acquisition of Adapt in 2010, we also offer a line of skins, cases and screen protectors for mobile electronic devices. Consumers value the protection of their mobile electronic devices as they rely on them heavily in their daily lives to both connect with others and store information. Consumers also view our protection products as a way to express personal fashion and style, much like they do with our audio products, clothing and other personal accessories. Our line of protection products was designed to meet both of these consumer needs by providing consumers with a high degree of protection and a unique, fashionable design that fits their personal styles. Our cases, skins, screen protectors and other similar products have been offered primarily in Europe.

However, as a result of the License Agreement and directing our focus primarily toward power products, we do not expect protection products to provide a significant contribution to revenue in the future, and we do not plan to offer such products for sale once we deplete our existing inventories.

Recent Developments

On November 22, 2013, we filed a notification of removal from listing and registration on Form 25 with the U.S. Securities and Exchange Commission (the “SEC”) to voluntarily delist our common stock, par value $0.10 per share, from NASDAQ and deregister our common stock, with associated Series H Junior Participating Preferred Stock Purchase Rights, under Section 12(b) of the Exchange Act. On December 18, 2013, we filed a notice of termination of registration on Form 15 with the SEC to voluntarily deregister our common stock, with associated Series G Junior Participating Preferred Stock Purchase Rights, under Section 12(g) of the Exchange Act. Our obligation to file periodic reports, such as Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, under Section 13(a) of the Exchange Act was suspended upon the filing of the Form 15 under Section 12(g) of the Exchange Act. The deregistration under Section 12(g) of the Exchange Act was effective as of March 18, 2014, 90 days after the filing of the Form 15 under Section 12(g) of the Exchange Act, at which time our other filing requirements under Section 13(a) of the Exchange Act terminated.

As of January 1, 2014, we had less than 300 holders of record of its securities, as determined pursuant to Rule 12g5-1 promulgated under the Exchange Act. Accordingly, we expect that our obligation to file periodic reports under Section 15(d) of the Exchange Act will also be suspended upon the filing of this 2013 Annual Report on Form 10-K. We have no intention of continuing to file periodic reports, such as Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K under Exchange Act once our obligations to do so under Sections 13(a) and 15(d) of the Exchange Act are terminated or otherwise suspended.

On December 23, 2013, the Company, and Incipio Technologies, Inc., a California corporation (the “Licensee”), entered into an Inventory Purchase and License Agreement (the “License Agreement”), pursuant to which Licensee will manage the manufacture, sales and distribution of our iGO® branded line of battery, charger, and power supply products and accessories and other future products that maybe developed by us and Licensee (the “ Licensed Products”). We believe the License Agreement offers us a means to significantly reduce overhead, consistent with its previous cost-saving decisions, by transferring to Licensee the costs of the manufacture and distribution of the our line of products, from which we will receive an ongoing revenue stream.

Under the terms of the License Agreement, we granted Licensee a non-exclusive license to use our iGO® trademarks and other intellectual property as necessary for Licensee to manufacture, promote, sell and distribute the licensed products worldwide through Licensee’s network of distributors and retail partners and our online store. In consideration for the rights granted under the Agreement, Licensee will pay us a percentage of net sales of certain licensed products and the net profits of certain other licensed product sold worldwide and Licensee will bear all the costs of manufacture, inventory management, distribution and sale of licensed products, as well as the costs of developing new products at its discretion.

Also in consideration for the rights granted under the License Agreement and to facilitate the transition to Licensee’s management of our iGO® branded line of licensed products, Licensee purchased for resale our existing, on hand inventory of licensed products and outstanding, unfulfilled purchase orders for licensed products, except for certain product inventory that had been identified by us and Licensee as obsolete or which lacked sufficient market demand. Licensee purchased such inventory of licensed products at pre-determined prices based on the parties’ joint inspection of such inventory, the estimated retail value of such inventory, Licensee’s anticipated costs of reworking, repackaging and distributing such inventory and the current market opportunities for such inventory.

The License Agreement contains customary representations and warranties and indemnities by each of us and Licensee. The License Agreement also includes certain restrictions on our ability to directly or indirectly sell licensed products during the term of the License Agreement, except for inventory not otherwise purchased by Licensee.

The License Agreement has a term of two years, which will automatically renew for successive one-year periods unless and until terminated: (i) by a party alleging a material breach of the License Agreement by giving written notice to the other party and a reasonable period of time to cure such breach; (ii) immediately by either party upon the bankruptcy, insolvency, liquidation, dissolution of the other party; (iii) immediately by either party if any material representation or warranty made by a party is found to be materially incorrect or misleading; (iv) ) immediately by either party upon a “change in control” (as defined in the License Agreement) of the other party; and (v) without cause upon six (6) months written notice. Either party may also terminate the License Agreement upon thirty (30) days written notice if the parties are unable to resolve, in good faith, disputes arising under the License Agreement concerning Licensee’s use of our iGO® trademarks , the quality of the licensed products sold by Licensee, or the extent or scope of Licensee’s efforts to manufacture and sell licensed products.

During the term of the License Agreement and for a period of six (6) months after expiration or termination of the License Agreement, we will not sell our iGO® trademarks to any unaffiliated third party unless we have first offered our iGO® trademarks to Licensee at a price not greater than and on material terms no less favorable to Licensee than the price and terms Licensor offers to any third party. .

A copy of License Agreement is included as an exhibit this Form 10-K for the year ending December 31, 2013.

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

Our recognition of revenue from product sales to distributors, resellers and retailers, or the “retail and distribution channel,” is affected by agreements we have with certain customers giving them rights to return up to 15% of their prior quarter’s purchases, provided that the customer places a new order for an equal or greater dollar value of the amount returned. We also have agreements with certain customers that allow them to receive credit for subsequent price reductions, or “price protection.” At the time we recognize revenue related to these agreements, we reduce revenue for the gross sales value of estimated future returns, as well as our estimate of future price protection. We also reduce cost of revenue for the gross product cost of estimated future returns. We record an allowance for sales returns, including those of WalMart, in the amount of the difference between the gross sales value and the cost of revenue as a reduction of accounts receivable. We have historically maintained agreements with certain customers that provided them with a 100% right of return prior to the ultimate sale to an end user of the product. Accordingly, we recorded $307,000 deferred revenue as of December 31, 2012. At December 31, 2013, we recorded no deferred revenue for our remaining customer base. Gross sales to the retail and distribution channel accounted for approximately 97% of revenue for the year ended December 31, 2013 and 89% of revenue for the year ended December 31, 2012.

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

Inventory Valuation. Inventories consist of finished goods and component parts purchased both partially and fully assembled. We experience all the typical risks and rewards of inventory held by contract manufacturers. Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories include material, labor and overhead costs. Labor and overhead costs are allocated to inventory based on a percentage of material costs. We monitor usage reports to determine if the carrying value of any items should be adjusted due to lack of demand. We make a downward adjustment to the value of our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At December 31, 2013, a significant portion of our inventory has been written-down to the value agreed upon with the Licensee. Additional inventory write-downs may be required if the Licensee determines the market value is less than the agreed-upon value.

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

Goodwill and Long-Lived Asset Valuation. We have historically tested goodwill for impairment on an annual basis as of October 1. The goodwill impairment evaluation process is based on both a discounted future cash flows approach and a market comparable approach. The discounted cash flows approach uses our estimates of future market growth rates, market share, revenue and costs, as well as appropriate discount rates. We evaluated goodwill for impairment as of October 1, 2011 and determined that recorded goodwill was impaired at that time. We test our recorded long-lived assets whenever events indicate the recorded intangible assets may be impaired. Our long-lived asset impairment approach is based on an undiscounted cash flows approach. As a result of the assessment of goodwill impairment at October 1, 2011, we tested long-lived assets for impairment at that time and determined some of these assets were impaired. As a result of the assessment of additional goodwill impairment at October 1, 2012, we tested long-lived assets for impairment at that time and determined all of these assets in connection with the acquisition of Aerial7 were impaired. The value of goodwill remained at zero throughout 2013.

Investments. The Company assesses its long-term investments for other-than-temporary declines in value by considering various factors that include, among other things, events that may affect the creditworthiness of a security's issuer, the length of time the security has been in a loss position, and the Company's ability and intent to hold the security until a forecasted recovery of fair value.

Results of Operations

The following table sets forth certain consolidated financial data for the periods indicated expressed as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2013	2012

Revenue	100.0%	100.0%
Cost of revenue	103.0%	82.3%
Gross profit (loss)	(3.0)%	17.7%

Operating expenses:
Sales and marketing	16.7%	17.5%
Research and development	6.9%	7.4%
General and administrative	45.1%	23.6%
Asset impairment	2.7%	4.8%
Total operating expenses	71.4%	53.3%
Loss from operations	(74.4)%	(35.6)%

Other income (expense):
Interest income, net	0.0%	0.0%
Gain on disposal of assets and other income (expense), net	0.2%	(4.6)%
Loss before income tax	(74.2)%	(40.2)%
Income tax benefit	-	-
Net loss	(74.2)%	(40.2)%

Comparison of Years Ended December 31, 2013 and 2012

Revenue. Revenue generally consists of sales of products, net of returns and allowances. To date, our revenues have come predominantly from our laptop chargers. The following table summarizes the year-over-year comparison of our consolidated revenue for the periods indicated (dollars in thousands):

Year	Annual Amount	Decrease from Prior Year	Percentage Change from Prior Year
2013	$16,928	(12,948)	(43.3)%
2012	29,876	(8,496)	(22.1)%

Following is a breakdown of revenue by significant account for the years ended December 31, 2013 and 2012 with corresponding dollar and percent changes (dollars in millions):

			Change from 2012 to 2013
	$	$	$	%
	2013	2012	Change	Change
Walmart	7.5	8.3	(0.8)	(9.6)%
Convoy	0.5	0.4	0.1	25.0%
RadioShack	0.1	3.8	(3.7)	(97.4)%
Belkin	-	0.8	(0.8)	(100.0)%
Office Depot	0.2	0.7	(0.5)	(71.4)%
All other customers	8.6	15.9	(7.3)	(45.8)%
	16.9	29.9	(13.0)	(43.5)%

The 2013 decrease in revenue was primarily due to declines in sales volume of power products to Radio Shack, Hudson Group, and In Motion Pictures, combined with a decline in average selling price for power products to Walmart, partially offset by an increase in sales volume of power products to Walmart.  The decline in sales to all other customers is primarily attributable to lower sales of power products in North American markets, as well as a $500,000 decrease in the sale of audio products to $1.8 million for the year ended December 31, 2013, compared to $2.3 million for the year ended December 31, 2012, a $1.2 million decrease in sales of batteries to $1 million for the year ended December 31, 2013, compared to $2.2 million for the year ended December 31, 2012, and a $500,000 decrease in the sale of protection products to $200,000 for the year ended December 31, 2013, compared to $700,000 for the year ended December 31, 2012. We will generate reduced future revenue through the license fees earned from Licensee under the terms of the License Agreement, primarily a percentage of net sales of certain Licensed Products and the net profits of certain other Licensed Products.

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

Cost of revenue:

Year	Annual Amount	Increase/ (Decrease) from Prior Year	Percentage Change from Prior Year
2013	$17,440	(7,153)	(29.1)%
2012	24,593	(5,310)	(17.8)%

Gross profit and gross margin:

Year	Gross Profit	Gross Margin	Decrease in gross profit from Prior Year	Percentage Change from Prior Year
2013	$(512)	(3.0)%	$(5,795)	(109.7)%
2012	5,283	17.7%	$(3,186)	(37.6)%

The 2013 decrease in cost of revenue and corresponding decrease in gross margin for the year ended December 31, 2013 compared to the year ended December 31, 2012 were primarily due to the decline in overall sales, shift in product mix, increased inventory write-downs, and decline in average selling prices to Walmart and other customers. Labor and overhead decreased by $945,000 to $4.2 million, or 24.8% of revenue, for the year ended December 31, 2013, compared to 17.1% of revenue for the year ended December 31, 2012. The decrease in labor and overhead costs during 2013 was primarily due to decreases of $395,000 in salaries and other personnel-related costs, $286,000 in third-party logistics costs, $443,000 in freight charges, and $86,000 in depreciation expense, partially offset by $759,000 in allowances for excess and obsolete inventory. Despite the decrease in labor and overhead costs, cost of revenue as a percentage of revenue increased to 103% for the year ended December 31, 2013, from 82.3% for the year ended December 31, 2012, primarily due to increased inventory write-downs, fixed labor and overhead costs being spread over reduced revenue, and a shift to lower margin customers. Upon implementation of the License Agreement, Licensee will bear all the costs of manufacture of Licensed Products. By the second quarter of 2014, we expect to incur no costs of revenue.

Sales and marketing. Sales and marketing expenses generally consist of salaries, commissions and other personnel-related costs of our sales, marketing and support personnel, advertising, public relations, promotions, printed media and travel. The following table summarizes the year-over-year comparison of our sales and marketing expenses for the periods indicated (dollars in thousands):

Year	Annual Amount	Increase/ (Decrease) from Prior Year	Percentage Change from Prior Year
2013	$2,818	(2,415)	(46.1)%
2012	5,233	(2,462)	(32.0)%

The 2013 decrease in sales and marketing expenses primarily resulted from decreases in advertising, market research, and personnel-related expenses. Specifically, marketing, advertising and promotional expenses decreased $510,000 million or 47.5%, to $475,000 for the year ended December 31, 2013, compared to $1.0 million for the year ended December 31, 2012. In addition, there was a decrease in personnel-related and consulting expenses of $1.6 million, or 44.4%, to $2.0 million for the year ended December 31, 2013, compared to $3.6 million for the year ended December 31, 2012, and a decrease in outside commissions and professional fees of $195,000, or 51.1%, to $187,000 for the year ended December 31, 2013, compared to $382,000 for the year ended December 31, 2012 As a percentage of revenue, sales and marketing expenses decreased to 16.7% for the year ended December 31, 2013 from 17.5% for the year ended December 31, 2012.

Research and development. Research and development expenses consist primarily of salaries and personnel-related costs, outside consulting, lab costs and travel-related costs of our product development group. The following table summarizes the year-over-year comparison of our research and development expenses for the periods indicated (dollars in thousands):

Year	Annual Amount	Increase/ (Decrease) from Prior Year	Percentage Change from Prior Year
2013	$1,172	(1,046)	(47.2)%
2012	2,218	(140)	(5.9)%

The decrease in research and development expenses in 2013 resulted primarily from the decreases of approximately $500,000 in personnel-related expenses, or 31.3% to $1.1 million for the year ended December 31, 2013, compared to $1.6 million for the year ended December 31, 2012 (primarily from approximately reductions in labor force, partially offset by $290,000 in severance expenses due to a change in control). Non-recurring engineering expenses decreased by $144,000, or 82.8% to $30,000 for the year ended December 31, 2013, compared to $174,000 for the year ended December 31,2012, primarily due to the March 27, 2013 termination of the development of our power-saving microchip with Texas Instruments. Professional consulting expenses decreased by $99,000, or 89.2% to $12,000 for the year ended December 31, 2013, compared to $111,000 for the year ended December 31, 2012. As a percentage of revenue, research and development expenses increased to 6.9% for the year ended December 31, 2013 from 7.4% for the year ended December 31, 2012.

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

Year	Annual Amount	Increase/ (Decrease) from Prior Year	Percentage Change from Prior Year
2013	$7,641	595	8.4%
2012	7,046	(707)	(9.1)%

The 2013 increase in general and administrative expenses resulted from an increase in personnel-related expenses of approximately $300,000 or 21.4%, to $1.7 million for the year ended December 31, 2013, compared to $1.4 million for the year ended December 31, 2012 (primarily from approximately $883,000 in severance expenses due to a change in control, partially offset by reductions in labor force), and an increase in consulting and legal professional fees of approximately $1.74 million, or 229%, to $2.5 million for the year ended December 31, 2013, compared to $760,000 for the year ended December 31, 2012, which were partially offset by a decrease in equity compensation and amortization expenses of approximately $1.5 million, or 53.6%, to $1.3 million for the year ended December 31, 2013, compared to $2.8 million for the year ended December 31, 2012. General and administrative expenses, as a percentage of revenue increased to 45.1% for the year ended December 31, 2013, from 23.6% for the year ended December 31, 2012.

Asset impairment. Asset impairment expense consists of expenses associated with impairment write-downs of goodwill and amortizable intangible assets. During the second quarter of 2013, in conjunction with the Company’s long term investment impairment, we determined a triggering event had occurred, that caused us to evaluate the intangible assets related to Pure Energy for impairment, specifically the distribution rights and technology license. Based on the receivership of Pure Energy and the resulting delay of shipments, we determined the amortizable intangible assets with a remaining book value of $456,000 were fully impaired. A total asset impairment charge of $456,000, related to the amortizable intangible assets, was recorded for the year ended December 31, 2013,

As of October 1, 2012, our annual impairment testing date, as a result of a significant decline in the fair value of the Aerial7 reporting unit, we determined goodwill in the amount of $285,000 related to our 2010 acquisition of Aerial7 was impaired. In conjunction with the goodwill impairment, we determined a triggering event had occurred that caused us to evaluate amortizable assets related to Aerial7 for impairment. Based on lower-than-anticipated sales of audio products, we determined amortizable intangible assets with a remaining net book value of $1,158,000 related to Aerial7 were impaired.

Interest income, net.   Interest income, net consists primarily of interest earned on our cash balances and short-term investments. The following table summarizes the year-over-year comparison of interest income, net for the periods indicated (dollars in thousands):

Year	Annual Amount	Increase/ (Decrease) from Prior Year	Percentage Change from Prior Year
2013	$5	(7)	(58.3)%
2012	12	(50)	(80.6)%

The 2013 decrease in interest income was primarily due to decreased yield on our short-term investment balances during 2013. The 2012 decrease in interest income was primarily due to decreased short-term investment balances during 2012 due to usage of those investments to fund operating losses and working capital requirements. The average yield on our cash and short-term investments at December 31, 2013 was less than 1%, consistent with the average yield in 2012.

Gain (loss) on disposal of assets and other income (expense), net. Gain (loss) on disposal of assets and other income, net consists of the net proceeds received from the disposal of assets, income derived from non-core sources, and losses due to foreign exchange transactions. Other income (expense), net was $88,000 for the year ended December 31, 2013, primarily due to a $200,000 reimbursement from Texas Instruments following the termination of its contract to create an integrated circuit based on iGo Green technology, partially offset by ($135,000) foreign exchange losses. Other income (expense), net was ($218,000) for the year ended December 31, 2012 primarily due to foreign exchange losses of $228,000.

The following table summarizes the year-over-year comparison of gain on disposal of assets for the periods indicated (dollars in thousands):

Year	Annual Amount	Increase/ (Decrease) from Prior Year	Percentage Change from Prior Year
2013	$88	$306	140.4%
2012	$(218)	$(224)	N/A

Other-than-temporary impairment of long-term investments. The 2013 loss of ($60,000) and the 2012 loss of ($1,161,000), respectively, were due to the recognition of other-than-temporary impairment charges related to long term investment securities discussed in Note 4 to the consolidated financial statements.

Income taxes. Based on historical operating losses and projections for future taxable income, it is more likely than not that we will not fully realize the benefits of the net operating loss carryforwards. We have not, therefore, recorded a tax benefit from our net operating loss carryforwards for the year ended December 31, 2013, which at December 31, 2013 were $184 million for federal purposes.

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

While we have taken certain actions to reduce costs, we also assessed opportunities to implement a further-reduced cost structure while evaluating alternative business models. We explored opportunities that would allow us to utilize our brand to expand our higher volume products, and potential strategic alliances that could provide for expanded product lines. As a result, we entered into the license agreement on December 23, 2013 with Incipio Technologies, Inc. whereby Incipio Technologies, Inc. will manage the manufacture, sales and distribution of our branded line of battery, charger, and power supply products and accessories and other future products that may be developed by us and Incipio Technologies, Inc.

Concurrent with the execution of the License Agreement, we decided that our battery, audio, and protection products were not generating sufficient revenue and were unlikely to provide a significant contribution to revenue in the future. Accordingly, we do not plan to offer such products for sale once we have depleted existing inventories.

We believe this new sales model, new distribution method, elimination of certain product lines, and reductions in operating expenses will allow us to create an ongoing revenue stream, reduce working capital requirements, and significantly reduce overhead. Upon implementation of the License Agreement, Licensee will bear all the costs of manufacture, inventory management, distribution and sale of Licensed Products as well as the costs of developing new products at its discretion. By the second quarter of 2014, we anticipate no expenses related to sales, marketing, or research and development, while general and administrative expenses will be limited to the administration of the License Agreement and the fixed annual fee to SP Corporate as discussed in Note 15 to the financial statements.

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

A primary use of cash has been to fund operating losses and working capital needs of our business. Some of our suppliers of batteries, protection and audio products have been unwilling to extend trade credit to us on the same terms and conditions as our power product suppliers have historically done. As a result, we have been required to pay for purchases of inventory of these products in advance of the related sale of these products, which has increased our use of cash to support the working capital required to effectively operate our business.

We currently do not maintain a credit facility with a bank. However, we may attempt to access this source of financing, to the extent available, at some point in the future.

The following table sets forth for the period presented certain consolidated cash flow information (in thousands):

	Year Ended December 31,
	2013	2012

Net cash used in operating activities	$(1,395)	$(4,247)
Net cash provided by (used in) investing activities	(108)	2,204
Foreign currency exchange impact on cash flow	128	(18)
Increase (decrease) in cash and cash equivalents	$(1,375)	$(2,061)
Cash and cash equivalents at beginning of period	$8,229	$10,290
Cash and cash equivalents at end of period	$6,854	$8,229

●

Net cash provided by (used in) operating activities. Cash was used in operating activities for the year ended December 31, 2013 to fund the working capital needs of our business, including inventory purchases. We expect to continue to use cash in operating activities in 2013 to fund our working capital needs. Our consolidated cash flow operating metrics are as follows:

	Year Ended December 31,
	2013	2012

Days outstanding in ending accounts receivable (“DSOs”)	23	44
Inventory turns	4	3

●

The decrease in DSOs at December 31, 2013 compared to December 31, 2012 was primarily due to the decrease in revenue, partially offset by the decline in accounts receivable. The increase in inventory turnover was primarily due to the reduction in average inventory, partially offset by the decrease in cost of revenue.

●

Net cash provided by (used in) investing activities. For the year ended December 31, 2013, net cash was used in investing activities primarily as a result of the purchase of intangible assets. For the year ended December 31, 2012, net cash was generated by investing activities primarily as a result of the sale of short-term investments (net of purchases), partially offset by our purchase of property and equipment.

Investments. At December 31, 2013, our investments in marketable securities included one issuance of corporate common stock, one corporate debenture, and one municipal mutual fund with an aggregate fair value of approximately $2.1 million.

In June 2011, we made an investment in Pure Energy, in which we received 2,142,858 shares of Pure Energy Visions common stock at a price per share equal to $0.286, and an interest-free convertible secured debenture having a one-year repayment term that converts into an additional 2,142,858 shares of Pure Energy Visions common stock in lieu of repayment either upon the achievement of certain business goals or earlier at our discretion. We concluded, however, that unrealized losses on our long-term investments were other-than-temporary and, therefore, recorded impairment charges of $60,000 during the year ended December 31, 2013 and $1.2 million during the year ended December 31, 2012 to reflect the amortized cost of the securities at fair value of zero and $60,000 at December 31, 2013 and December 31, 2012, respectively.

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

Contractual Obligations. In our day-to-day business activities, we incur certain commitments to make future payments under contracts such as operating leases and purchase orders. Maturities under these contracts are set forth in the following table as of December 31, 2013 (dollars in thousands):

	Payment due by Period
	2014	2015	2016	2017	2018	More than 5 years
Operating lease obligations	$83
Inventory purchase obligations	$709	$-	$-	$-	$-	$-
Totals	$792	$-	$-	$-	$-	$-

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

Net Operating Loss Carryforwards. As of December 31, 2013, we had approximately $184.0 million of federal net operating loss carryforwards which expire at various dates. We anticipate that the sale of common stock in our initial public offering and in subsequent private offerings, as well as the issuance of our common stock for acquisitions, coupled with prior sales of common stock could cause an annual limitation on the use of our net operating loss carryforwards pursuant to the change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended. This limitation is expected to have a material effect on the timing of and our ability to use the net operating loss carryforwards in the future. Additionally, our ability to use the net operating loss carry-forwards is dependent upon our level of future profitability, which cannot be determined.

Liquidity Outlook. Based on our projections, we believe that our existing cash, cash equivalents, and short-term investments will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months and, upon implementation of the License Agreement, our working capital requirements will decrease significantly. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to obtain debt financing or sell additional equity securities. The sale of additional equity securities would result in more dilution to our stockholders. In addition, additional capital resources may not be available to us in amounts or on terms that are acceptable to us.

Recent Accounting Pronouncements

See Note 2(t) to our consolidated financial statements for a summary of recently issued accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company under Rule 12b-2 of the Exchange Act and therefore is not required to provide the information set forth by Item 305(e) of Regulation S-K.

Item 8. Financial Statements and Supplementary Data

IGO, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

iGo, Inc.:

We have audited the accompanying consolidated balance sheets of iGo, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012 and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iGo, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

(signed) Moss Adams LLP

Phoenix, Arizona
March 20, 2014

IGO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$6,854	$8,229
Short-term investments	2,142	2,129
Accounts receivable, net	1,065	4,131
Inventories	1,407	8,376
Prepaid expenses and other current assets	201	336
Total current assets	11,669	23,201

Property and equipment, net	133	445
Intangible assets, net	149	1,001
Long-term investments	-	60
Other assets	152	158
Total assets	$12,103	$24,865

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable (Includes $333 related party payable at December 31, 2013. See footnote 15)	$2,139	$2,698
Accrued expenses and other current liabilities	562	796
Deferred revenue	-	307
Total liabilities	2,701	3,801

Stockholders' Equity:
Common stock, $ .01 par value; authorized 90,000,000 shares; 2,944,707 and 2,896,925 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	29	29
Additional paid-in capital	175,939	175,177
Accumulated deficit	(166,500)	(153,934)
Accumulated other comprehensive loss	(66)	(208)
Total equity	9,402	21,064
Total liabilities and stockholders' equity	$12,103	$24,865

See accompanying notes to consolidated financial statements.

IGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012

Revenue	$16,928	$29,876
Cost of revenue	17,440	24,593
Gross profit (loss)	(512)	5,283

Operating expenses:
Sales and marketing	2,818	5,233
Research and development	1,172	2,218
General and administrative	7,641	7,046
Asset impairment	456	1,443
Total operating expenses	12,087	15,940
Loss from operations	(12,599)	(10,657)

Other income (expense), net:
Interest income, net	5	12
Other-than-temporary impairment of long-term investments	(60)	(1,161)
Gain on disposal of assets and other income (expense), net	88	(218)
Net loss	(12,566)	(12,024)

Net loss attributable to iGo, Inc. per share:
Basic	$(4.30)	$(4.22)
Diluted	$(4.30)	$(4.22)
Weighted average common shares outstanding:
Basic	2,921	2,852
Diluted	2,921	2,852

Other comprehensive income (loss):
Reclassification adjustment for losses included in net income	-	1,166
Unrealized gain (loss) on available for sale of investments	13	(343)
Foreign currency translation adjustments	129	(18)
Total comprehensive loss	$(12,424)	$(11,219)

See accompanying notes to consolidated financial statements.

IGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock				Accumulated Other
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Net Stockholders' Equity

Balances at December 31, 2011	2,811,801	$28	$173,762	$(141,910)	$(1,013)	$30,867
Issuance of stock awards	85,124	1	(183)	-	-	(182)
Amortization of deferred compensation	-	-	1,598	-	-	1,598
Other comprehensive income	-	-	-	-	805	805
Net loss	-	-	-	(12,024)	-	(12,024)
Balances at December 31, 2012	2,896,925	$29	$175,177	$(153,934)	$(208)	$21,064
Issuance of stock awards	47,782	-	(327)	-	-	(327)
Amortization of deferred compensation	-	-	1,089	-	-	1,089
Other comprehensive income	-	-	-	-	142	142
Net loss	-	-	-	(12,566)	-	(12,566)
Balances at December 31, 2013	2,944,707	$29	$175,939	$(166,500)	$(66)	$9,402

See accompanying notes to consolidated financial statements.

IGO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(12,566)	$(12,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts and sales returns and credits	894	1,367
Depreciation and amortization	793	1,674
Amortization of deferred compensation	758	1,598
Other-than-temporary impairment charges	60	1,166
Loss on disposal of assets	24	-
Impairment of goodwill	-	285
Impairment of intangible assets	456	1,158
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,172	316
Inventories	6,968	2,801
Prepaid expenses and other assets	142	204
Accounts payable	(559)	(1,452)
Accrued expenses and other current liabilities	(537)	(1,340)
Net cash used in operating activities	(1,395)	(4,247)

Cash flows from investing activities:
Purchase of property and equipment	-	(279)
Purchase of intangibles	(108)	(296)
Sale of short-term investments	-	2,779
Net cash provided by (used in) investing activities	(108)	2,204

Effects of exchange rate changes on cash and cash equivalents	128	(18)
Net decrease in cash and cash equivalents	(1,375)	(2,061)
Cash and cash equivalents, beginning of period	8,229	10,290
Cash and cash equivalents, end of period	$6,854	$8,229

Supplemental disclosure of cash flow information:

Issuance of restricted stock units for deferred compensation to employees and board members during 2012	$-	$114

See accompanying notes to consolidated financial statements.

IGO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Business

iGo, Inc. and subsidiaries (collectively, "iGo" or the "Company") was formed on May 4, 1995. iGo was originally formed as a limited liability corporation; however, in August 1996 the Company became a corporation incorporated in the State of Delaware.

iGo designs, develops, manufactures and distributes power products for mobile electronic devices, such as chargers for mobile electronic devices and surge protectors that incorporate the Company’s iGo Green technology; protection products for mobile electronic devices, such as skins, cases and screen protectors; audio products for mobile electronic devices such as ear-buds, headphones and speakers; and other mobile electronic accessory products. iGo distributes products in North America, Europe and Asia Pacific.

Effective January 28, 2013, the Company amended its Certificate of Incorporation to effect a reverse stock split of common stock at a ratio of 1-for-12. Accordingly, common stock and per share information have been retroactively restated in these financial statements to reflect the reverse-stock split.

On December 23, 2013, the Company and Licensee entered into the License Agreement, pursuant to which Licensee will manage the manufacture, sales and distribution of the Company’s iGO® branded line of power supply and other future products that may be developed by the Company and Licensee (the “ Licensed Products”).

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

(d) Advertising costs

        The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2013 and 2012 were $28,431 and $123,016 respectively.

(e) Cash and Cash Equivalents

All short-term investments purchased with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents include cash on hand and amounts on deposit with financial institutions.

(f) Investments

Short-term investments that have an original maturity between three months and one year and a remaining maturity of less than one year are classified as available-for-sale. Available-for-sale securities are recorded at fair value and are classified as current assets due to the Company’s intent and practice to hold these readily marketable investments for less than one year. Any unrealized holding gains and losses related to available-for-sale securities are recorded, net of tax, as a separate component of accumulated other comprehensive loss. When a decline in fair value is determined to be other than temporary, unrealized losses on available-for-sale securities are charged against net earnings. Realized gains and losses are accounted for on the specific identification method.

(g) Accounts Receivable

Accounts receivable consist of trade receivables from customers. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company's customers to make required payments. The allowance is assessed on a regular basis by management and is based upon management's periodic review of the collectability of the receivables with respect to historical experience. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company also maintains an allowance for sales returns and credits in the amount of the difference between the sales price and the cost of revenue based on management’s periodic review and estimate of returns. Should the actual return or sales credit rates differ from the Company's estimates, revisions to the estimated allowance for sales returns and credits may be required.

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

(j) Intangible Assets

Intangible assets include the cost of patents and trademarks, as well as identifiable intangible assets acquired through business combinations including trade names and software technology. Intangible assets are amortized on a straight-line basis over their estimated economic lives of three to ten years. The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that an impairment exists. The Company evaluates recoverability by a comparison of the carrying amount of the assets to future projections of undiscounted cash flows expected to be generated by the assets. The estimated future cash flows used are based on our business plans and forecasts, which consider historical results adjusted for future expectations. If future market conditions and the Company’s outlook deteriorate, the Company may be required to record impairment charges in the future. The Company’s intangible assets at December 31, 2013 will continue to be utilized upon implementation of the License Agreement and are not considered to be impaired.

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

(n) Net Loss per Common Share

Basic loss per share is computed by dividing loss by the weighted-average number of common shares outstanding for the period, as adjusted for the 1-for-12 reverse stock split. Diluted loss per share reflects the potential dilution that could occur if securities or contracts to issue common stock were exercised or converted to common stock or resulted in the issuance of common stock that then shared in the earnings or loss of the Company. For 2013 and 2012, the assumed exercise of outstanding stock options and warrants and the impact of restricted stock units have been excluded from the calculations of diluted net loss per share as their effect is anti-dilutive.

(o) Share-based Compensation

The Company measures all share-based payments to employees at fair value and records expense in the consolidated statement of operations over the requisite service period (generally the vesting period).

(p) Fair Value of Financial Instruments

The Company's financial instruments include cash equivalents, short-term investments, long-term investments, accounts receivable, and accounts payable. Due to the short-term nature of cash equivalents, accounts receivable, and accounts payable, the fair value of these instruments approximates their recorded value. The Company does not have material financial instruments with off-balance sheet risk.

(q) Research and Development

The cost of research and development is charged to expense as incurred.

(r) Foreign Currency Translation

The financial statements of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the year. The resulting cumulative translation adjustments have been recorded as comprehensive income (loss), a separate component of stockholders' equity.

(s) Segment Reporting

The Company is engaged in the business of selling accessories for computers and mobile electronic devices and operates a single business segment.

(t) Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11 (“ASU 2013-11”), Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The update clarifies that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. In situations where the tax benefit is not available at the reporting date under the governing tax law or if the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and not combined with deferred tax assets. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendment is to be applied to all unrecognized tax benefits that exist as of the effective date and may be applied retrospectively to each prior reporting period presented. While early adoption is permitted, we expect to adopt ASU 2013-11 on January 1, 2014. We do not expect the adoption of these new presentation requirements to have a material impact on our consolidated financial position, results of operations, or cash flows.

In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU No. 2012-02"), which allows entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU No. 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test. Otherwise, the quantitative impairment test is not required. ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company adopted this guidance for the fiscal year ending December 31, 2013.

In February 2013, the FASB issued guidance that requires entities to present information about reclassification adjustments from accumulated other comprehensive income in their financial statements or footnotes. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2012. The Company adopted this guidance for the fiscal year ending December 31, 2013.

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

(3) Fair Value Measurement

As of December 31, 2013, the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis are comprised of overnight money market funds and investments in marketable securities.

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not considered to be active or financial instruments without quoted market prices, but for which all significant inputs are observable, either directly or indirectly;

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

		December 31, 2013		December 31, 2012
Balance Sheet Classification		Investments	Net Intangible Assets	Investments	Net Intangible Assets
	Level 1	$-	$-	$-	$-
Short-term investments *	Level 2	2,142	-	2,129	-
	Level 3	-	-	-	-
		$2,142	$-	$2,129	$-

	Level 1	$-	$-	$-	$-
Long-term investments *	Level 2	-	-	60	-
	Level 3	-	-	-	-
		$-	$-	$60	$-

	Level 1	$-	$-	$-	$-
	Level 2	-	-	-	-
Distribution rights and Technology license **	Level 3	-	-	-	510
		$-	$-	$-	$510

* Recurring fair value measurement
** Non- recurring fair value measurement

At December 31, 2013 and December 31, 2012, investments in U.S. municipal bond funds, totaling approximately $2,142,000 and $2,129,000, respectively, are classified as short-term investments on the consolidated balance sheets. These investments are considered available-for-sale securities and are reported at fair value based on the net asset value as reported by the fund manager, which qualifies as level 2 in the fair value hierarchy.

At December 31, 2013 and December 31, 2012, investments in marketable securities totaling zero and $60,000 are classified as long-term investments on the condensed consolidated balance sheet. In December 2013, the securities, classified as long-term investments, ceased trading in an active market. These investments are considered available-for-sale securities and are reported at fair value based on the most recent available trading price adjusted for lack of liquidity, which qualifies as level 2 in the fair value hierarchy. Prior to December 2012, they qualified as level 1. The unrealized gains and losses on available-for-sale securities are recorded in other comprehensive loss. Realized gains and losses are included in interest income, net.

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

(4) Investments

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

The Company did not sell securities during the year ended December 31, 2013 and generated net proceeds of $2,779,000 and realized a loss of $2,000 in the sale of such securities for the year ended December 31, 2012.

As of December 31, 2013 and 2012, the amortized cost basis, unrealized holding gains, unrealized holding losses, and aggregate fair value by short-term major security type investments were as follows (dollars in thousands):

	December 31, 2013			December 31, 2012
	Amortized Cost	Net Unrealized Holding Gains	Aggregate Fair Value	Amortized Cost	Net Unrealized Holding Gains (Losses)	Aggregate Fair Value

U.S. municipal funds	2,129	13	2,142	2,110	19	2,129
	$2,129	$13	$2,142	$2,110	$19	$2,129

Long-term

In June 2011, the Company made an investment in Pure Energy Visions Corporation, which is a stockholder in Pure Energy Solutions, the Company's supplier of rechargeable batteries, in which the Company received 2,142,858 shares of Pure Energy Visions common stock at a price per share equal to $0.286, and an interest-free convertible secured debenture having a one-year repayment term that converts into an additional 2,142,858 shares of Pure Energy Visions common stock in lieu of repayment either upon the achievement of certain business goals or earlier at iGo's discretion. The Company did not obtain control of Pure Energy Visions as a result of this investment.

The Company assesses its long-term investments for other-than-temporary declines in value by considering various factors that include, among other things, events that may affect the creditworthiness of a security's issuer, the length of time the security has been in a loss position, and the Company's ability and intent to hold the security until a forecasted recovery of fair value.

At December 31, 2012, the Company's investment in Pure Energy Visions had a fair value significantly below its amortized cost. Due to the duration the security had been in a loss position and the probability that its value would not recover, the Company considered the value of the long-term investments to be other-than-temporarily impaired. During 2012, the Company recognized total other-than-temporary impairment charges of $1,166,000 related to these securities.

During 2013, the Company concluded that the remaining unrealized losses on the value of the long-term investments were other-than-temporary and, therefore, recorded impairment charges of $60,000 related to these securities to reflect the amortized cost of the securities at fair value of zero at December 31, 2013.

As of December 31, 2013 and 2012, the amortized cost basis, unrealized holding losses, and aggregate fair value by long-term major security-type investments were as follows (dollars in thousands):

	December 31, 2013				December 31, 2012
	Amortized Cost		Net Unrealized Holding Losses	Aggregate Fair Value	Amortized Cost		Net Unrealized Holding Losses	Aggregate Fair Value

Canadian corporate securites:
Common Stock	$-	*	$-	$-	$30	*	$-	$30
Corporate debenture	-	*	-	-	30	*	-	$30
	$-		$-	$-	$60		$-	$60

* Reflects amortized cost adjusted to fair value at December 31, 2013 and December 31, 2012, respectively, as the Company concluded the unrealized holdings losses on these securities represented other-than-temporary declines in fair value.

(5) Goodwill

Goodwill is as follows (amounts in thousands):

	Adapt	Aerial7	Total
Reported balance at January 1, 2012	-	285	285
Impairment	-	(285)	(285)
Reported balance at December 31 ,2012	-	-	-
Reported balance at December 31 ,2013	-	-	-

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

 (6) Property and Equipment

Property and equipment consists of the following (dollars in thousands):

	December 31,
	2013	2012
Furniture and fixtures	$137	$492
Store, warehouse and related equipment	-	500
Computer equipment	2,097	3,209
Tooling	324	2,894
Leasehold Improvement	546	546
	3,104	7,641
Less accumulated depreciation and amortization	(2,971)	(7,196)
Property and equipment, net	$133	$445

Aggregate depreciation and amortization expense for property and equipment totaled $288,000 and $421,000 for the years ended December 31, 2013 and 2012, respectively.

 (7) Intangible Assets

Intangible assets consist of the following at December 31, 2013 and 2012 (dollars in thousands):

		December 31, 2013				December 31, 2012
	Average Life (Years)	Gross Intangible Assets		Accumulated Amortization	Net Intangible Assets	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Intangible assets:
Patents and trademarks	3	$4,183		$(4,034)	$149	$4,075	$(3,584)	$491
Trade names	8	442		(442)	-	442	(442)	-
Distribution rights	5	-	*	-	-	375	(144)	231
Technology license	10	-	*	-	-	331	(52)	279
Total intangible assets		$4,625		$(4,476)	$149	$5,223	$(4,222)	$1,001

* Reflects intangible assets adjusted to fair value as at December 31, 2013, as the company concluded, during the third quarter of 2013, the intangible assets associated with its investment in Pure Energy Vision were fully impaired.

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

In June 2013, the Company determined that its investment in Pure Energy Visions was fully impaired and, accordingly, recorded an impairment charge of the remaining net book value of its technology license and distribution rights from Pure Energy, which was recorded at approximately $456,000 on the Company’s balance sheet. The Company has no ability to utilize the technology related to the battery line, nor an immediate alternative manufacturing or supply capability, making it doubtful that the Company will be able to continue the product line associated with these rights.

Aggregate amortization expense for identifiable intangible assets totaled $504,000 and $1,253,000 for the years ended December 31, 2013 and 2012, respectively. Estimated amortization expense for each of the five succeeding years ended December 31 is as follows (dollars in thousands):

Year	Amortization Expense
2014	149
2015	-
2016	-
2017	-
2018	-

 (8) Lease Commitments

The Company has entered into various non-cancelable operating lease agreements for its office facilities and office equipment, which expire in 2014. Existing facility leases require monthly rents plus payment of property taxes, normal maintenance and insurance on facilities. Rental expense for the operating leases was $483,000 and $558,000 during the years ended 2013 and 2012, respectively.

A summary of the minimum future lease payments for the years ending December 31 follows (dollars in thousands):

2014	83
2015	-
2016	-
2017	-
2018	-
Thereafter	-
$83

(9) Income Taxes

The provision for income taxes includes income taxes currently payable and those deferred due to temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. The Company recorded no provision for income taxes for the years ended December 31, 2013 and 2012.

The provision for income taxes differed from the amounts computed by applying the statutory U.S. federal income tax rate of 34% in 2013 and 2012 to income (loss) before income taxes as a result of the following (dollars in thousands):

	Years Ended December 31,
	2013	2012
Expected tax at federal statutory rate	$(4,273)	$(4,028)
State income taxes	(267)	-
Non-deductible goodwill and other intangibles	-	97
Meals, entertainment and other non-deductible expenses	-	7
Foreign loss not benefitted	117	174
Stock options	358	501
State NOL true-up	43	1,023
Other	(106)	(90)
Change in deferred tax valuation allowance	4,128	2,316
Income tax (benefit)	$-	$-

With the exception of 2005, 2006 and 2009, the Company has generated net operating losses for income tax reporting purposes since inception. At December 31, 2013, the Company had net operating loss carry-forwards for federal and state income tax purposes of approximately $184,017,000 and $41,470,000, respectively, and approximately $5,411,000 for foreign income tax purposes which, subject to possible annual limitations, are available to offset future taxable income, if any. The federal and state net operating loss carry-forwards expire between 2018 and 2033 and 2014 and 2033, respectively. The foreign net operating losses may be carried forward indefinitely for utilization against income from the same operating trade.

The temporary differences that give rise to deferred tax assets and liabilities at December 31, 2013 and 2012 are as follows (dollars in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforward for federal income taxes	$62,280	$58,781
Net operating loss carryforward for foreign income taxes	1,245	1,251
Net operating loss carryforward for state income taxes	2,244	2,040
Depreciation and amortization	1,431	1,250
Stock based compensation	-	158
Accrued liabilities	511	154
Reserves	136	190
Bad debts	177	130
Tax credits	372	372
Inventory obsolescence	622	564
Total gross deferred tax assets	69,018	64,890
Deferred tax liabilities	-	-
Net deferred tax assets	69,018	64,890
Less valuation allowance	(69,018)	(64,890)
Net deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2013 and 2012 was $69,018,000 and $64,890,000, respectively. The change in the total valuation allowance for the year ended December 31, 2013 was an increase of $4,128,000. Our deferred tax assets do not include $839,000 of net operating loss benefits that, if realized, would result in an increase to additional paid-in capital of $306,000.

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

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. As a result of its historical net operating losses, the statute of limitations in the U.S. and various state jurisdictions remains open for each tax year since 1998, with the exception of 2005 and 2006.  The statute of limitations in the foreign jurisdictions remains open for tax years after 2007.

Uncertain Tax Positions

The Company is required to recognize in the financial statements the impact of a tax position, if that position is not more likely than not of being sustained upon examination, based on the technical merits of the position. It is the Company’s policy to recognize interest and penalties related to uncertain tax positions in general and administrative expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (dollars in thousands):

	December 31,
	2013	2012
Gross unrecognized tax benefits, beginning of year	248	248
Additions based on tax positions related to the current year	-	-
Additions/Subtractions for tax positions of prior years	-	-
Reductions for settlements and payments	-	-
Reductions due to statute expiration	-	-
Gross unrecognized tax benefits, end of year	$248	$248

Included in the balance of gross unrecognized tax benefits at December 31, 2013 is $248,000 of tax positions for which ultimate tax benefit is uncertain. These amounts consist of various credits. Because of the permanent nature of these items the disallowance would normally impact the effective tax rate. No interest or penalty has been accrued or included related to the table amounts shown above.

There are no positions the Company reasonably anticipates will significantly increase or decrease within 12 months of the reporting date.

(10) Stockholders' Equity

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

(11) Employee Benefit Plans

(a) Retirement Plan

The Company has a defined contribution 401(k) plan for all employees. Under the 401(k) plan, employees are permitted to make contributions to the plan in accordance with IRS regulations. The Company may make discretionary contributions as approved by the Board of Directors. The Company contributed $13,000 and $134,000 during 2013 and 2012, respectively.

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

On June 11, 2007, pursuant to the terms of the employment agreement dated May 1, 2007 by and between the Company and Michael D. Heil, Mr. Heil was awarded 83,333, as adjusted for the 1-for-12 reverse stock split, RSUs outside of the Company’s 2004 Directors Plan and 2004 Omnibus Plan as an inducement award without stockholder approval pursuant to NASDAQ Marketplace Rule 5635(c)(4). Pursuant to the terms of Mr. Heil’s agreement, 41,667 of the RSUs vested in increments of 10,417 shares per year effective on June 11, 2008, June 11, 2009, June 11, 2010 and June 11, 2011. On March 19, 2008, the vesting terms for the remaining 41,667 RSUs, as adjusted for the 1-for-12 reverse stock split, granted to Mr. Heil were amended to provide time-based vesting, pursuant to which 10,417 shares vested on each of March 19, 2009, March 19, 2010, March 19, 2011, and March 19, 2012.

As part of the acquisition of Adapt, on August 6, 2010, the Company entered into three one-year employment agreements with the three founders and key employees of Adapt. Each of these key employees received grants of 16,667 RSUs, as adjusted for the 1-for-12 reverse stock split, outside of the Company’s 2004 Directors Plan and 2004 Omnibus Plan as an inducement award without stockholder approval pursuant to NASDAQ Marketplace Rule 5635(c)(4) that vested 33% on August 6, 2011, and 33% on August 6, 2012. The remaining 34% vested on August 6, 2013.

As part of the acquisition of Aerial7, on October 7, 2010, the Company entered into employment agreements with a three year term with the three founders and key employees of Aerial7. Each of these three key employees received grants of 12,500 RSUs, as adjusted for the 1-for-12 reverse stock split, outside of the Company’s 2004 Directors Plan and 2004 Omnibus Plan as an inducement award without stockholder approval pursuant to NASDAQ Marketplace Rule 5635(c)(4). Each of these RSU grants vest in equal annual installments of 4,167 RSUs, with the first vesting event occurring on October 7, 2011, the second vesting event occurring on October 7, 2012 and the remaining vesting event scheduled to occur on October 7, 2013. On January 15, 2013, one of the three key employees departed the Company, resulting in the acceleration of a pro-rata portion of the RSUs that were unvested at the time of his departure. On August 23, 2013, the remaining key employees departed the Company, resulting in the acceleration of their remaining RSUs that were unvested at the time of their departures.

In connection with the tender offer by Steel Excel Inc. (“Steel”) to acquire up to 1,316,866 of the outstanding shares of the Company’s common stock, representing a 44.7% ownership position in the Company on a fully-diluted basis, at a price of $3.95 per share (the “Offer”), the Company’s Board of Directors (the “Board”) approved the conditional acceleration of full vesting of outstanding RSUs upon the commencement of the Offer. Accordingly, upon the consummation of the Offer, $255,000 unrecognized compensation cost related to stock options and RSUs was recognized on August 23, 2013. The Company determined that there was no additional incremental value to recognize as compensation expense as a result of this award modification.

The following table summarizes information regarding restricted stock unit activity for the years ended December 31, 2012, as adjusted for the 1-for-12 reverse stock split, and December 31, 2013:

	Directors Plan		Omnibus Plan		Inducement Grants
	Number	Weighted Average Value per Share	Number	Weighted Average Value per Share	Number	Weighted Average Value per Share
Outstanding, January 1, 2012	-	-	78,346	30.12	68,750	22.56
Granted	-	-	24,611	4.64	-	-
Canceled	-	-	(10,448)	34.49	-	-
Released to common stock	-	-	(54,222)	17.50	(30,903)	20.16
Released for settlement of taxes	-	-	(8,233)	27.55	(8,681)	20.16
Outstanding, December 31, 2012	-	-	30,054	31.20	29,166	25.80
Granted	-	-	-	-	-	-
Canceled	-	-	(5,792)	30.38	(5,116)	23.28
Released to common stock	-	-	(19,502)	30.61	(23,593)	21.62
Released for settlement of taxes	-	-	(4,760)	33.38	(457)	21.62
Outstanding, December 31, 2013	-	$-	-	$-	-	$-

For the years ended December 31, 2013 and 2012, the Company recorded in general and administrative expense pre-tax charges of $758,000 and $1,534,000 associated with the expensing of restricted stock unit and option activity.

As of December 31, 2013, all RSUs were vested and all compensation expense recognized.

(c) Stock Options

In 1996, the Company adopted the Incentive Stock Option Plan (the “1996 Plan”). The 1996 Plan terminated on April 30, 2008. The options under the 1996 Plan and the Omnibus Plan were granted at the fair market value of the Company’s stock at the date of grant as determined by the Company’s Board of Directors. Options become exercisable over varying periods up to 3.5 years and expire at the earlier of termination of employment or up to six years after the date of grant. At December 31, 2013, there were no shares available for grant under the 1996 Plan and Director Plan and 232,832 shares available under the Omnibus Plan, as adjusted for the 1-for-12 reverse stock split.

The Company did not grant any stock options during the year ended December 31, 2013. The Company granted 153,333 stock options during the year ended December 31, 2012, as adjusted for the 1-for-12 reverse stock split.

Upon the consummation of the Offer, referenced in Note 11(b) above, $219,000 unrecognized compensation cost related to stock options was recognized on August 23, 2013. The Company determined that there was no additional incremental value to recognize as compensation expense as a result of this award modification.

The following table summarizes information regarding stock option activity for the years ended December 31, 2012, as adjusted for the 1-for-12 reverse stock split, and December 31, 2013:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Outstanding, January 1, 2011	-	$-	-	-
Granted	-	$-	-	-
Canceled	-	$-	-	-
Exercised	-	$-	-	-
Outstanding, January 1, 2012	-	$-	-	-
Granted	153,333	$9.00	9.29	-
Canceled	(65,833)	$9.00	9.29	-
Exercised	-	$-		-
Outstanding December 31, 2012	87,500	$9.00	9.27	-
Granted	-	$-	-	-
Canceled	(70,833)	$9.00	-	-
Exercised	-	$-		-
Outstanding, December 31, 2013	16,667	$9.00	8.29	-
Exercisable at December 31, 2013	16,667	$9.00	8.29	-

As of December 31, 2013, there was no unrecognized compensation cost related to non-vested stock options.

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2013 and December 31, 2012 was zero.

The Company did not grant any stock options during the years ended December 31, 2013. The weighted average fair value of options granted in the year ended December 31, 2012 was $0.51. The fair value of the stock options was determined using the Black-Scholes option valuation model, which relied on the following key assumptions with respect to the options granted during the respective periods:

Year Ended December 31, 2012

Weighted average risk-free interest rate	1.21%
Expected life of the options (in years)	6.41
Expected stock price volatility	76.01%
Expected dividend yield	-

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

(d) Preferred Stock and Dividends

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

Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series H Junior Participating Preferred Stock (“Preferred Stock”), par value $0.01 per share, of the Company’s preferred stock at a price of $6.75 per one one-thousandth of a share. The Rights become exercisable only, however, after any person acquires, or announces intention to acquire via a tender or exchange offer, 4.9% or more of the Company's outstanding shares of common stock. Prior to such time, the Board may redeem the Rights in whole, but not in part, at a redemption price of $0.01 per Right payable in cash, shares of the Company’s common stock or another form of consideration at the option of the Company. Immediately upon the redemption of any Rights, the holder’s right to exercise such Rights will terminate and the holder will be entitled only to receive the redemption price.

Until a Right is exercised or exchanged, the holder thereof, as such, will have no additional rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.

Shares of Preferred Stock issued upon exercise of the Rights will not be redeemable. Each share of Preferred Stock will be entitled, when, as and if declared, to a minimum preferential quarterly dividend payment of the greater of (a) $10 per share, and (b) an amount equal to 1,000 times the dividend declared per share of common stock. In the event of liquidation, dissolution or winding up of the Company, the holders of the Preferred Stock will be entitled to a minimum preferential payment of the greater of (a) $1,000 per share (plus any accrued but unpaid dividends), and (b) an amount equal to 1,000 times the payment made per share of common stock. Each share of Preferred Stock will have 1,000 votes, voting together with the common stock. Finally, in the event of any merger, consolidation or other transaction in which outstanding shares of common stock are converted or exchanged, each share of Preferred Stock will be entitled to receive 1,000 times the amount received per share of common stock. These rights are protected by customary anti-dilution provisions.

At December 31, 2013 and December 31, 2012, 15,000,000 shares of Preferred Stock were authorized. There were no shares of Preferred Stock issued and outstanding at December 31, 2013 and December 31, 2012.

(12) Net Income (Loss) per Share

The computation of basic and diluted net income (loss) per share (EPS) follows (in thousands, except per share amounts), for the years ended December 31, 2013 and December 31, 2012, as adjusted for the 1-for-12 reverse stock split:

	Years Ended December 31,
	2013	2012
Basic net loss per share computation:
Numerator:
Net loss	$(12,566)	$(12,024)
Denominator:
Weighted average number of common shares outstanding	2,921	2,852

Basic net loss per share	$(4.30)	$(4.22)

Diluted net loss per share computation:
Numerator:
Net loss	$(12,566)	$(12,024)
Denominator:
Weighted average number of common shares outstanding	2,921	2,852
Effect of dilutive stock options, warrants, and restricted stock units	-	-
	2,921	2,852
Diluted net loss per share	$(4.30)	$(4.22)
Stock options not included in dilutive net loss per share since anti-dilutive	17	148
Warrants not included in dilutive net loss per share since anti-dilutive	-	0.4

(13) Product Lines, Concentration of Credit Risk and Significant Customers

The Company is engaged in the business of selling accessories for computers and mobile electronic devices. The Company has four product lines, consisting of Power, Protection, Audio, and Other Accessories. The Company's chief operating decision maker (“CODM”) continues to evaluate revenues and gross profits based on product lines, routes to market and geographies. As a result of the Company directing its focus primarily toward power products, it is not expected that Protection, Audio, or Other Accessories will provide a significant contribution to revenue in the future.

The following tables summarize the Company’s revenues by product line, as well as its revenues by geography and the percentages of revenue by route to market (dollars in thousands):

	Revenue by Product Line
	Years Ended December 31,
	2013	2012
Power	$13,795	$24,174
Batteries	1,023	2,230
Audio	1,762	2,297
Protection	230	693
Other Accessories	118	482
Total revenues	$16,928	$29,876

	Revenue by Geography
	Years Ended December 31,
	2013	2012
North America	$13,079	$24,372
Europe	2,815	4,537
Asia Pacific	1,034	967
Total revenues	$16,928	$29,876

	% Revenue by Route to Market
	Years Ended December 31,
	2013	2012
Retailers and distributors	97%	89%
OEM and private-label-resellers	2%	5%
Other	1%	6%
	100%	100%

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

One customer, WalMart, accounted for 44% of net sales for the year ended December 31, 2013. Three customers accounted for 28%, 13% and 6% of net sales for the year ended December 31, 2012.

Three customers’ accounts receivable balance accounted for 71%, 15% and 12% of net accounts receivable at December 31, 2013.

Three customers’ accounts receivable balance accounted for 24%, 11% and 8% of net accounts receivable at December 31, 2012.

Allowance for doubtful accounts was $486,000 and $362,000 at December 31, 2013 and December 31, 2012, respectively. Allowance for sales returns and price protection was $265,000 and $508,000 at December 31, 2013 and December 31, 2012, respectively.

(14) Contingencies

The Company procures its products primarily from supply sources based in Asia. Typically, the Company places purchase orders for completed products and takes ownership of the finished inventory upon completion and delivery from its supplier. Occasionally, the Company presents its suppliers with “Letters of Authorization’ for the suppliers to procure long-lead raw components to be used in the manufacture of the Company’s products. These Letters of Authorization indicate the Company’s commitment to utilize the long-lead raw components in production. As of June 30, 2007, based on a change in strategic direction, the Company determined it would not procure certain products for which it had outstanding Letters of Authorization with suppliers. The Company believed it was probable that it would be required to pay suppliers for certain Letter of Authorization commitments and has now settled these obligations. At December 31, 2013, the Company had no contingencies. At December 31, 2012, the Company had estimated and accrued a liability for this contingency in the amount of $80,000.

From time to time, the Company is involved in legal proceedings arising in the ordinary course of its business. The Company is not currently a party to any litigation that the Company believes, if determined adversely to it, would have a material adverse effect on its financial condition, results of operations, or cash flows.

(15) Related Party Transactions

On August 23, 2013 Steel Excel, Inc. completed its previously announced tender offer to acquire up to 1,316,866 of the outstanding shares of the Company’s common stock, representing a 44.7% ownership position in the Company on a fully-diluted basis, at a price of $3.95 per share. The Offer was made pursuant to that Stock Purchase and Sale Agreement, dated as of July 11, 2013 (the “Sale Agreement”), which, together with the transactions contemplated thereby, was unanimously approved by the Board on July 1, 2013.

In accordance with the Sale Agreement, the Company reimbursed Steel for all reasonable costs and expenses incurred by Steel in connection with the consummation of the transaction, including such fees and expenses incurred for legal and accounting services. The total reimbursement of $333,000 is included in General and Administrative expenses in the Consolidated Statements of Comprehensive Loss for the year ended December 31, 2013, and also on the face of the Consolidated Balance Sheets within the Accounts Payable caption.

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

The Management Services Agreement provides that the Company will pay SP Corporate a fixed annual fee of $372,000 for (a) the Executive Services (as defined in the Management Services Agreement), including, without limitation, services of an interim President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company and other executive services provided by SP Corporate under the Management Services Agreement, and (b) the Corporate Services (as defined in the Management Services Agreement), including, without limitation, legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations and other similar services rendered for the Company or its subsidiaries.  The Company paid $124,000 to SP Corporate during the year ended December 31, 2013 for services received during 2013 as provided by the Management Services Agreement.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Based on an evaluation as of December 31, 2013, our Principal Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective as of the end of the period covered by this report to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Rules13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 1992. Based on our assessment of those criteria, and with the participation of the Principal Executive Officer and Principal Financial Officer, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this Item 10 is incorporated by reference to our definitive proxy statement for the 2014 Annual Meeting of Stockholders filed by us with the Securities and Exchange Commission within 120 days following year end. If such definitive proxy statement is not filed within 120 days following year end, we will file an amendment to this Annual Report on Form 10-K to provide the additional information required by this Item 10 within 120 days following year end.

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

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to our definitive proxy statement for the 2014 Annual Meeting of Stockholders filed by us with the Securities and Exchange Commission within 120 days following year end. If such definitive proxy statement is not filed within 120 days following year end, we will file an amendment to this Annual Report on Form 10-K to provide the additional information required by this Item 11 within 120 days following year end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our definitive proxy statement for the 2014 Annual Meeting of Stockholders filed by us with the Securities and Exchange Commission within 120 days following year end. If such definitive proxy statement is not filed within 120 days following year end, we will file an amendment to this Annual Report on Form 10-K to provide the additional information required by this Item 12 within 120 days following year end.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our definitive proxy statement for the 2014 Annual Meeting of Stockholders filed by us with the Securities and Exchange Commission within 120 days following year end. If such definitive proxy statement is not filed within 120 days following year end, we will file an amendment to this Annual Report on Form 10-K to provide the additional information required by this Item 13 within 120 days following year end.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to our definitive proxy statement for the 2014 Annual Meeting of Stockholders filed by us with the Securities and Exchange Commission within 120 days following year end. If such definitive proxy statement is not filed within 120 days following year end, we will file an amendment to this Annual Report on Form 10-K to provide the additional information required by this Item 14 within 120 days following year end.

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

The Exhibit Index and required Exhibits immediately following the Signatures to this Form 10-K are filed as part of, or hereby incorporated by reference into, this Form 10-K, as required by Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 20, 2014.

IGO, INC.

/s/ Terry R. Gibson
Terry R. Gibson
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Terry R. Gibson, his attorney-in-fact, with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 20, 2014.

SIGNATURES	TITLE

/s/ Terry R. Gibson	President, Chief Executive Officer, Chief Financial Officer, and Member of
Terry R. Gibson	the Board

/s/ Jack L Howard	Director and Chairman of the Board
Jack L. Howard

/s/ Michael J. Larson	Director
Michael J. Larson

/s/ Peter L. Ax	Director
Peter L. Ax

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger dated October 7, 2010 by and among the Company, Mobility Assets, Inc., Aerial7 Industries, Inc. and Seth Egorin, as shareholders Agent (1)

2.2

Stock Purchase and Sale Agreement, dated July 11, 2013, by and between iGo, Inc. and Steel Excel Inc. (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.) (32)

2.3

Tender and Voting Agreement, by and among Steel Excel Inc., iGo, Inc., (only with respect to Section 6 and Section 10 thereof and as a third party beneficiary of Section 4(f) thereof) and Adage Capital Partners, L.P. (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.) (32)

3.1	Certificate of Incorporation of the Company (2)

3.2	Articles of Amendment to the Certificate of Incorporation of the Company dated as of June 17, 1997 (3)

3.3	Articles of Amendment to the Certificate of Incorporation of the Company dated as of September 10, 1997 (2)

3.4	Articles of Amendment to the Certificate of Incorporation of the Company dated as of July 20, 1998 (2)

3.5	Articles of Amendment to the Certificate of Incorporation of the Company dated as of February 3, 2000 (2)

3.6	Articles of Amendment to the Certificate of Incorporation of the Company dated as of March 31, 2000 (3)

3.7	Certificate of Ownership and Merger Merging iGo Merger Sub Inc. with and into Mobility Electronics, Inc. (5)

3.8	Certificate of Elimination of Series C, Series D, Series E, and Series F Preferred Stock of Mobility Electronics, Inc. (5)

3.9	Certificate of Amendment to the Certificate of Incorporation of the Company dated effective as of January 28, 2013 (30)

3.10	Fourth Amended and Restated Bylaws of the Company (6)

3.11	Certificate of Elimination of Series G Junior Participating Preferred Stock (31)

3.12	Certificate of Designation of Series H Junior Participating Preferred Stock (31)

4.1	Specimen of Common Stock Certificate (7)

4.2	Rights Agreement between the Company and Computershare Trust Company, dated June 11, 2003 (4)

4.3	Amendment No. 1 to Rights Agreement dated as of August 4, 2006, by and between the Company and Computershare Trust Company (8)

4.4	Amendment No. 2 to Rights Agreement dated as of October 11, 2006, by and between the Company and Computershare Trust Company (9)

4.5	Form of Warrant to Purchase Common Stock of the Company issued to Silicon Valley Bank on September 3, 2003 (10)

4.6

Amended and Restated Rights Agreement between the Company and Computershare Trust Company as Rights Agent (including as Exhibit A the form of Certificate of Designation of the Series H Junior Participating Preferred Stock, as Exhibit B the form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock of iGo, Inc.) (31)

4.7	Amendment to Amended and Restated Rights Agreement, dated as of July 11, 2013 between the Company and Computershare Trust Company, N.A. (32)

10.1	Amended and Restated 1996 Long Term Incentive Plan, as amended on January 13, 2000 (2)+

10.2	Employee Stock Purchase Plan (11)+

Exhibit Number	Description of Document

10.3	2004 Omnibus Plan (12)+

10.4	Form of Indemnity Agreement executed between the Company and certain officers and directors (13)

10.5	Standard Multi-Tenant Office Lease by and between the Company and I.S. Capital, LLC, dated July 17, 2002 (14)

10.6	Amendment to Lease Agreement by and between the Company and I.S. Capital, LLC, dated February 1, 2003 (14)

10.7	Second Amendment to Lease Agreement by and between the Company and I.S. Capital, LLC, dated January 15, 2004 (14)

10.8	Third Amendment to Lease Agreement by and between the Company and Mountain Valley Community Church, effective as of October 6, 2004 (15)

10.9	Fifth Amendment to Lease Agreement between the Company and Mountain Valley Church, effective August 25, 2008 (16)

10.10	Form of Amended and Restated 2005 Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement (17)+

10.11	Amended and Restated Form of Non-Employee Director Long-Term Incentive Plan Restricted Stock Unit Award Agreement (Annual Committee Grants) (17)+

10.12	Amended and Restated Form of Non-Employee Director Long-Term Incentive Plan Restricted Stock Unit Award Agreement (Election / Re-Election Committee Grants) (17)+

10.13	Form of 2007 Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement (18)+

10.14	Form Change In Control Agreement executed between the Company and certain officers (19)+

10.15.1	Employment Agreement, dated May 1, 2007, by and between the Company and Michael D. Heil (20)+

10.15.2	Amendment #1 to Employment Agreement, dated effective as of April 10, 2012, by and between the Company and Michael D. Heil (26)+

10.15.3	Amendment #2 to Employment Agreement, dated effective as of April 19, 2012, by and between the Company and Michael D. Heil (27)+

10.16	Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement, dated June 11, 2007 (21)+

10.17	Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement, dated June 11, 2007 (21)+

10.18	Amendment No. 1 to Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement, dated March 19, 2008 (22)+

10.19	Form of Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement (22)+

10.20	First Amendment to the iGo, Inc. Omnibus Long Term Incentive Plan (23)+

10.21	Second Amendment to the iGo, Inc. Omnibus Long Term Incentive Plan (24)+

10.22	2011 Executive Bonus Plan (24)+

10.23	Form of Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement (25)+

10.24.1	Amended and Restated Employment Agreement, dated effective as of April 10, 2012, by and between the Company and Seth Egorin (26)+

10.24.2	Separation Agreement and General Release, dated effective as of January 15, 2013, by and between the Company and Seth Egorin (28)+

10.25	Amended and Restated Employment Agreement, dated effective as of April 10, 2012, by and between the Company and Phillip Johnson (26)+

Exhibit Number	Description of Document

10.26	Form of Grant Notice and Stock Option Agreement for U.S. Participants (26)+

10.27	2012 Executive Bonus Plan (26)+

10.28

Inventory Purchase and License Agreement, dated effective as of December 23, 2013, by and between the Company and Incipio Technologies, Inc. (Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 406 and Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended. Confidential treatment has been requested with respect to this omitted information.) *

10.29	Management Services Agreement, dated effective October 1, 2013, by and between the Company and SP Corporate Services, LLC (33)

16.1	Letter of KPMG LLP dated September 6, 2012 to the United States Securities and Exchange Commission (29)

21.1

Subsidiaries

●    iGo Direct Corporation (Delaware)

●    iGo EMEA Limited (United Kingdom)

●    Mobility California, Inc. (Delaware)

●    Mobility Idaho, Inc. (Delaware)

●    Mobility Texas, Inc. (Texas)

●    Aerial7 Industries, Inc. (Delaware)

●    Adapt Mobile Limited (United Kingdom)

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)*

31.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Document

101.DEF**	XBRL Taxonomy Extension Definition Document

101.LAB**	XBRL Taxonomy Extension Labels Document

101.PRE**	XBRL Taxonomy Extension Presentation Document

*	Filed / Furnished herewith
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

+	Management or compensatory plan or agreement.
(1)	Previously filed as an exhibit to Current Report on Form 8-K filed on October 8, 2010.
(2)	Previously filed as an exhibit to Registration Statement No. 333-30264 dated February 11, 2000.
(3)	Previously filed as an exhibit to Amendment No. 2 to Registration Statement No. 333-30264 on Form S-1 dated May 4, 2000.
(4)	Previously filed as an exhibit to Current Report on Form 8-K filed on June 19, 2003.
(5)	Previously filed as an exhibit to Current Report on Form 8-K filed on May 21, 2008.

(6)	Previously filed as an exhibit to Annual Report on Form 10-K for the year end December 31, 2008.
(7)	Previously filed as an exhibit to Amendment No. 3 to Registration Statement No. 333-30264 on Form S-1 dated May 18, 2000.
(8)	Previously filed as an exhibit to Current Report on Form 8-K filed on August 4, 2006.
(9)	Previously filed as an exhibit to Current Report on Form 8-K filed on October 12, 2006.
(10)	Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2003.
(11)	Previously filed as an exhibit to Registration Statement No. 333-69336 on Form S-8 filed on September 13, 2001.
(12)	Previously filed in definitive proxy statement on Schedule 14A filed on April 15, 2004.
(13)	Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2001.
(14)	Previously filed as an exhibit to Form 10-K for the period ended December 31, 2003.
(15)	Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2004.
(16)	Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2008.
(17)	Previously filed as an exhibit to Form 10-K for the period ended December 31, 2005.
(18)	Previously filed as an exhibit to Current Report on Form 8-K filed on January 5, 2007.
(19)	Previously filed as an exhibit to Form 10-K for the period ended December 31, 2006.
(20)	Previously filed as an exhibit to Current Report on Form 8-K filed on May 3, 2007.
(21)	Previously filed as an exhibit to Current Report on Form 8-K filed on June 13, 2007.
(22)	Previously filed as an exhibit to Current Report on Form 8-K filed on March 21, 2008.
(23)	Previously filed as an exhibit to Current Report on Form 8-K filed on May 20, 2010.
(24)	Previously filed as an exhibit to Current Report on Form 8-K filed on April 26, 2011.
(25)	Previously filed as an exhibit to Current Report on Form 8-K filed on May 3, 2011.
(26)	Previously filed as an exhibit to Current Report on Form 8-K filed on April 13, 2012.
(27)	Previously filed as an exhibit to Current Report on Form 8-K filed on April 23, 2012.
(28)	Previously filed as an exhibit to Current Report on Form 8-K filed on January 16, 2013.
(29)	Previously filed as an exhibit to Current Report on Form 8-K filed on September 6, 2012.
(30)	Previously filed as an exhibit to the Annual Report on Form 10-K filed on April 1, 2013.
(31)	Previously filed as an exhibit to Current Report on Form 8-K filed on June 21, 2013.
(32)	Previously filed as an exhibit to Current Report on Form 8-K filed on July 11, 2013.
(33)	Previously filed as an exhibit to Current Report on Form 8-K filed on October 15, 2013.

All other schedules and exhibits are omitted because they are not applicable or because the required information is contained in the Financial Statements or Notes thereto.