Form 10-K/A
period 2013-12-31
iGo, Inc.
filed 2014-04-23
CIK 1075656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

_________________

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

iGo, Inc.

FORM 10-K

EXPLANATORY NOTE

iGo, Inc. (the “Company”) filed its Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”) with the U.S. Securities and Exchange Commission (the “SEC”) on March 20, 2014. Pursuant to General Instruction G(3) to Form 10-K, the Company incorporated by reference the information required by Part III of Form 10-K from its definitive proxy statement for the 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”) that the Company expected to file with the SEC no later than 120 days after the end of the fiscal year covered by the 2013 Form 10-K. Because a definitive 2014 Proxy Statement will not be filed with the SEC before such date, the Company is filing this Amendment No. 1 to the 2013 Form 10-K (the “Form 10-K/A”) to provide the additional information required by Part III of Form 10-K.

This Form 10-K/A does not change the previously reported financial statements or any of the other disclosures contained in Parts I, II or IV of the original 2013 Form 10-K, other than to update information provided in the Exhibit List under Part IV, Item 15(a)(3) of the original 2013 Form 10-K. The complete text of Items 10 through 14 of Part III and Item 15 of Part IV, each as amended and restated, is included in this Form 10-K/A. Except for the foregoing amended and restated information, this Form 10-K/A does not amend, update or change any other information presented in the original 2013 Form 10-K.

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

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Board of Directors

Our Board currently consists of four members. Each director holds office until the director’s term expires, the director resigns, is removed or dies, or until the director’s successor is duly elected and qualified. Our bylaws provide for a classified Board. In accordance with the terms of our bylaws, our Board is divided into three classes whose terms expire at different times. The three classes are currently comprised of the following directors:

●

Class I currently consists of Terry R. Gibson who was appointed to fill the vacancy created by the resignation of Frederic Welts in connection with the closing of the tender offer of Steel Excel, Inc. for shares of our outstanding common stock on August 23, 2013 (the “Tender Offer”). Pursuant to the terms of the Tender Offer, Mr. Gibson’s current term expires as of the annual meeting of stockholders to be held on May 13, 2014, or at such other time to which the meeting may be adjourned. Mr. Gibson is also the Class I nominee and, if elected, will continue to serve until the annual meeting of stockholders to be held in 2016.

●

Class II currently consists of Peter L. Ax and Michael J. Larson, who will serve until the annual meeting of stockholders to be held on May 13, 2014, or at such other time to which the meeting may be adjourned. Mr. Ax and Mr. Larsen are also the Class II nominees and, if elected, will continue to serve until the annual meeting of stockholders to be held in 2017.

●

Class III currently consists of Jack L. Howard who was appointed to fill the vacancy created by the resignation of Michael D. Heil in connection with the closing of the Tender Offer on August 23, 2013. Pursuant to the terms of the Tender Offer, Mr. Howard’s current term expires as of the annual meeting of stockholders to be held on May 13, 2014, or at such other time to which the meeting may be adjourned. Mr. Howard is also the Class III nominee and, if elected, will continue to serve until the annual meeting of stockholders to be held in 2015.

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

Directors and Executive Officers

Set forth below is information furnished to us by each of our current directors and each executive officer who is not a director. There are no family relationships among any of our directors or executive officers. Except as set forth in Item 13 - Certain Relationships and Related Transactions, and Director Independence below, none of the corporations or other organizations referenced in the biographical information below is a parent, subsidiary or other affiliate of ours. The business address of our directors and executive officer is c/o iGo, Inc., 17800 North Perimeter Drive, Suite 200, Scottsdale, Arizona 85255 and our telephone number is (480) 596-0061.

Name	Age	Directors and Executive Officers
Terry R. Gibson(1)	60	President, Chief Financial Officer, Secretary and Chief Executive Officer and Director
Peter L. Ax(2)	54	Director
Michael J. Larson(2)	60	Director
Jack L. Howard	52	Chairman of the Board of Directors
Leonard J. McGill(1)	56	Vice President, General Counsel and Assistant Secretary

(1)	Executive Officer

(2)	Member of Audit Committee

Terry R. Gibson has served as a director of the Company since August 23, 2013, and as its interim President, Chief Executive Officer, Chief Financial Officer and Secretary since October 1, 2013. Mr. Gibson has served as the Chief Executive Officer, President and Chief Financial Officer of NOVT Corporation since July 2007 and as Secretary since February 2013. He has served as a Managing Director of SP Corporate Services LLC, an entity that provides executive, financial and administrative support services and personnel, since July 2007. He has served as President, Chief Executive Officer, Chief Financial Officer and as a member of the Board of DGT Holdings Corp. since October 2012. He has served as a director and Chief Executive Officer of CoSine Communications, Inc. (“CoSine “) since January 2005, as Executive Vice President and Chief Financial Officer since joining CoSine in January 2002 and as Secretary of CoSine since September 2004. Mr. Gibson has served as the President, Chief Executive Officer and Chief Financial Officer of Ore Holdings, Inc. since October 2010.

The Board believes Mr. Gibson is well qualified to serve as a director due to his position as our President and Chief Executive Officer, which provides the Board with intimate knowledge of our day to day operations.

Peter L. Ax has been a director since December 2007 and is Chair of the Audit Committee. Mr. Ax is the Lead Director of Meritage Homes Corporation and has been a member of that company’s board since 2002. Mr. Ax is currently the managing partner of Phoenix Capital Management, an operationally focused venture capital firm. Mr. Ax is the former chairman and chief executive officer of SpinCycle, Inc., a publicly-reporting consolidator and developer of coin-operated laundromats. Previously, Mr. Ax served as head of the Private Placement — Equity Division and senior vice president of Lehman Brothers in New York. Mr. Ax currently serves on the Advisory Board of Directors of Cascadia Capital, a Seattle based investment banking and merchant banking firm. Mr. Ax holds an M.B.A. from the Wharton School at the University of Pennsylvania, a law degree from the University of Arizona, and has been a certified public accountant. He has also been an accounting instructor at the Wharton School and is regularly a judge in the annual Wharton Business Plan Competition.

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

Michael J. Larson has been a director since October 2007, was Chairman of the Board until August 26, 2013 and is a member of the Audit Committee. From May 2002 to April 2008, Mr. Larson served as Senior Vice President and General Manager of the Personal Systems Group, Americas (“PSG”) for the Hewlett-Packard Company. In that role, he was responsible for PSG’s business and consumer PCs, mobile computing devices, workstations, and managed home products. Mr. Larson joined Hewlett-Packard following its merger with Compaq Computer Corporation. From 1996 through April 2002, Mr. Larson served in a variety of senior management positions at Compaq including Senior Vice President and General Manager of the Worldwide Access Business Group, which was responsible for all consumer and commercial personal computers. From May 2010 through November 2, 2011, Mr. Larson served as a retail business consultant for Imerj, a Flextronics, Inc. subsidiary, helping the company form a strategic business relationship with Best Buy, Inc. Mr. Larson’s professional experience also includes holding positions of increasing responsibility with companies such as Toshiba, Sony, The Coca-Cola Company Food Division, Johnson & Johnson, and The Carnation Company. Mr. Larson holds a Bachelor of Arts degree in Economics from Wake Forest University.

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

Jack L. Howard has served as a director of the Company since August 23, 2013 and as Chairman of the Board since August 26, 2013. Mr. Howard has been a registered principal of Mutual Securities, Inc., a FINRA registered broker-dealer, since 1989. Mr. Howard has served as a director of Steel Excel, Inc. since 2007, as its Vice Chairman of the Board since May 2012 and its principal executive officer since March 2013. Mr. Howard has served as the President of Steel Holdings GP, Inc. since July 2009, as a director of Steel Holdings GP, Inc. since October 2011, as the Assistant Secretary of Steel Holdings GP, Inc. from July 2009 to September 2011, and as Secretary of Steel Holdings GP, Inc. from September 2011 to January 2012. He is the President of Steel Partners LLC and has been associated with Steel Partners LLC and its affiliates since 1993. Mr. Howard co-founded Steel Partners II, L.P. in 1993, a private investment partnership that is now a wholly-owned subsidiary of Steel Partners Holdings L.P. He has served as a director of Handy & Harman Ltd. since July 2005, Vice Chairman of the Board since March 2012 and principal executive officer since January 2013. He has served as a director of DGT Holdings Corp., currently a real estate company, with plans to redeploy its working capital and maximize the potential tax benefits of its federal tax loss carryforwards, since September 2011. Mr. Howard served as Chairman of the Board of WebFinancial Corporation, the predecessor entity of Steel Partners Holdings L.P., from June 2005 to December 2008, as a director from 1996 to December 2008 and its Vice President from 1997 to December 2008. From 1997 to May 2000, he also served as Secretary, Treasurer and Chief Financial Officer of WebFinancial Corporation. Mr. Howard served as a director of SP Acquisition Holdings, Inc., a company formed for the purpose of acquiring one or more businesses or assets from February 2007 until June 2007, and was Vice-Chairman from February 2007 until August 2007. He also served as Chief Operating Officer and Secretary of SP Acquisition Holdings, Inc. from June 2007 and February 2007, respectively, until October 2009. He currently holds the securities licenses of Series 7, Series 24, Series 55 and Series 63.

The Board has determined that Mr. Howard’s managerial and investing experience in a broad range of businesses over the past 27 years, as well as his service on the Boards of directors and committees of both public and private companies allow him to effectively assist in the management of the Company.

Executive Officers

Our executive officers as of March 31, 2014 are Terry R. Gibson, President, Chief Executive Officer, Chief Financial Officer and Secretary, and Leonard J. McGill, Vice President, General Counsel and Assistant Secretary. Mr. Gibson also serves as director and his biographical information is included in Proposal No. 1- Election of Directors - Nominees, Directors and Executive Officers.

Leonard J. McGill was appointed Vice President, General Counsel and Assistant Secretary in September 2013. Since June 2012, Mr. McGill has served as Vice President, General Counsel and Secretary of Steel Excel, Inc. Mr. McGill also serves as Senior Vice President, Chief Legal Officer and Assistant Secretary of Handy & Harman Ltd., a position to which he was appointed to in January 2012. He joined Steel Partners in November 2011 and has been Senior Vice President, General Counsel and Secretary of Steel Holdings GP since January 2012. Previously, from May 2010 to October 2012, Mr. McGill was Senior Vice President, Secretary and General Counsel of Ameron International Corporation, a multinational manufacturer of highly-engineered products and materials for the chemical, industrial, energy, transportation and infrastructure markets, and from 2002 to 2010 was with Fleetwood Enterprises, Inc., a producer and distributor of recreational vehicles and manufactured housing, where he was Senior Vice President, General Counsel and Secretary. Fleetwood filed for Chapter 11 bankruptcy protection in March 2009. Prior to joining Fleetwood Mr. McGill was of counsel to the international law firm of Gibson Dunn & Crutcher LLP. He is a graduate of the Georgetown University Law Center.

Corporate Governance Matters

Delisting and Deregistration of our Common Stock

Effective November 21, 2013, our common stock was de-listed from the NASDAQ Stock Market (the “NASDAQ Market”). On December 18, 2013, we filed a Form 15 with the Securities and Exchange Commission to deregister our common stock and suspend our reporting and related obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our common stock currently trades in the over the counter market and is quoted on the OTCQB Market Place under the symbol “IGOI.” As such, we are no longer subject to the corporate governance requirements of the Exchange Act applicable to reporting companies and companies whose stock is listed on national stock exchanges.

Audit Committee and Financial Expert

We have a separately-designated standing Audit Committee currently composed of Messrs. Ax (Chair) and Larson. As our common stock is not currently "listed," within the meaning of Rule 10A-3 promulgated under the Exchange Act, we are not currently subject to any corporate governance standards relating to the independence of our directors or committee members. However, the Board of Directors has determined that Messrs. Ax and Larson meet the definition of "independence" as defined in Rule 5605(a)(2) of the NASDAQ Listing Rules as applicable to audit committees of "listed" companies and meet all additional independence requirements set forth in Rule 10A-3(b)(1) of the Exchange Act, applicable to audit committees of "listed" companies, subject to their receipt of ordinary-course compensation for serving as members of such committees permitted under Rule 10A-3(b)(1)(iv).

Due the relationships of Mr. Howard and Mr. Gibson with SP Corporate Services LLC, Steel Partners Holdings L.P., Steel Excel, Inc. and/or their respective affiliates, our Board of Directors does not deem either of them to be “independent” directors in accordance with the rules of the NASDAQ Market. (See “Item 13. Certain Relationships and Related Transactions, and Director Independence - Certain Relationships and Related Party Transactions” below).

The Board has also determined that Mr. Ax is an “audit committee financial expert” as such term is defined in Item 407(d) of Regulation S-K promulgated by the Securities and Exchange Commission.

Nomination Right of Stockholders

Any stockholder of the Company may nominate one or more persons for election as a director of the Company at an annual meeting of stockholders if the stockholder complies with our bylaws, including the requirements as to timeliness and contents of a proper notice. Our bylaws require stockholders to give us 90 days advance notice of any director nomination to be submitted at any meeting of stockholders; provided, however, that in the event that less than 100 days’ notice or prior public disclosure of the date of the applicable annual meeting of stockholders is given or made to stockholders, notice by the stockholder to be timely must be so received not later than the close of business on the tenth day following the day on which such notice of the date of the applicable annual meeting of stockholders was mailed or such public disclosure was made. The bylaws prescribe the form of and the information to be contained in any such notice. For any stockholder nomination to be considered at an annual meeting of stockholders, the stockholder’s notice must be received by Terry R. Gibson, Secretary, at 61 East Main Street, Suite B, Los Gatos, CA 95030.

Historically, the Company had a standing Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee’s role was to assist the Board in identifying qualified individuals to become members of the Board, determining the composition of the Board and its committees, monitoring a process to assess Board effectiveness and developing and implementing the Company’s corporate governance policies and practices. Effective April 7, 2014, the Board of Directors dissolved the Corporate Governance and Nominating Committee. We believe that the members of the Board of Directors are collectively capable of performing the functions associated with the Corporate Governance and Nominating Committee. In addition, given our limited size and operations and level of Board of Director participation, we believe it would be overly costly and burdensome to continue to maintain a separate Corporate Governance and Nominating Committee. Our full Board now fulfills the role of a nominating committee and can be obtained on our website at www.igo.com.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all of our directors, officers and employees (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), and meets the requirements of the rules of the Securities and Exchange Commission promulgated under Section 406 of the Sarbanes-Oxley Act of 2002. Our Code is available on our website at www.igo.com and copies are available to stockholders without charge upon written request to our Secretary at the Company’s principal address. Any substantive amendment to the Code or any waiver of a provision of the Code granted to our principal executive officer and principal financial officer, principal accounting officer or controller, or persons performing similar functions, will be posted on our website at www.igo.com within five business days (and retained on the Web site for at least one year).

Item 11. Executive Compensation

During fiscal year 2013 until August 23, 2013, our Board of Directors was composed of Peter L. Ax, Michael J. Larson, Fredric Welts and Michael D. Heil and our named executive officers were Mr. Heil and Phillip Johnson. Other individuals serving as named executive officers during fiscal year 2013 were J. Brian Denison, who voluntarily resigned effective as of January 1, 2013, and Seth Egorin, who was terminated effective January 15, 2013.

Effective August 23, 2013, Steel Excel, Inc. completed its tender offer for 1,316,866 of the outstanding shares of the Company’s common stock, representing a 44.7% ownership position in the Company (the “Tender Offer”). In connection with the Tender Offzr and effective August 23, 2013, Mr. Welts and Mr. Heil resigned from our Board of Directors and Terry R. Gibson and Jack L. Howard were appointed to our Board of Directors. In addition, effective August 26, 2013, Mr. Gibson was appointed as our Chief Executive Officer, President, Chief Financial Officer and Secretary and, effective October 1, 2013, Leonard J. McGill was appointed as our Vice President, General Counsel and Assistant Secretary.

In August 2013, we began a comprehensive, strategic review of our business in light of declining revenue and margins, continuing operating losses and cash usage. Since then, our strategy has been to determine how to continue to operate the business while taking steps to reduce operating expenses, reduce and/or eliminate operating losses and improve cash flow.

Effective October 1, 2013, as a cost reduction measure, we executed a management services agreement (the “Management Services Agreement”) with SP Corporate Services, LLC (“SP Corporate”). The Management Services Agreement, as approved by our independent directors, allows us to reduce our operating expenses by consolidating our executive officer positions and by using the services of SP Corporate for administrative functions on a shared services model. The services of our two current named executive officers, Mr. Gibson as our Chief Executive Officer, President, Chief Financial Officer, and Secretary, and Mr. McGill as our Vice President, General Counsel and Assistant Secretary, are currently provided to the Company pursuant to that Management Services Agreement. (See “Item 13. Certain Relationships and Related Transactions, and Director Independence - Certain Relationships and Related Party Transactions” below). We pay SP Corporate a fixed annual fee of $372,000 for all of our customary executive, financial and administrative support services and personnel, including the services of Mr. Gibson and Mr. McGill. We did not pay Mr. Gibson or Mr. McGill any employment-related compensation in fiscal year 2013.

Executive Compensation

Historically, our Compensation and Human Resources Committee of the Board of Directors (the “Compensation Committee”) was responsible for establishing, implementing and monitoring adherence of executive compensation with our compensation philosophy, which has included determining the overall compensation of our executive officers, including the Chief Executive Officer, overseeing the administration of executive compensation programs and ensuring that executive compensation was fair, reasonable and competitive. The Compensation Committee had the authority to delegate any of its responsibilities to subcommittees as the Compensation Committee may deem appropriate in its sole discretion. During fiscal year 2013, the Compensation Committee did not delegate any of its responsibilities.

During fiscal year 2013, the Compensation Committee’s membership was determined by the Board of Directors. Until August 23, 2013 and the completion of the Tender Offer, the Compensation Committee was composed of Messrs. Larson (Chair), Ax and Welts. Effective August 23, 2013 and the resignation of Mr. Welts in connection with the Tender Offer, the Compensation Committee was composed of Messrs. Larson (Chair) and Ax.

During fiscal year 2012 and fiscal year 2013 through August 23, 2013, we compensated our management through a combination of base salary, annual incentive bonuses and long-term equity based awards which are designed to align executive performance with the long-term interests of our stockholders. For the remainder of fiscal year 2013, our two named executive officers, Mr. Gibson as Chief Executive Officer, President, Chief Financial Officer, and Secretary, and Mr. McGill as Vice President, General Counsel and Assistant Secretary, were provided to the Company pursuant to the Management Services Agreement, and SP Corporate was responsible for compensating and providing all applicable employment benefits to Mr. Gibson and Mr. McGill.

Effective April 7, 2014, the Board of Directors dissolved the Compensation and Human Resources Committee. We believe that the members of the Board of Directors are collectively capable of performing the functions associated with Compensation and Human Resources Committee. In addition, given our limited size and operations, current lack of executive compensation requirements and level of Board of Director participation, we believe it would be overly costly and burdensome to continue to maintain a separate Compensation and Human Resources Committee. SP Corporate is currently responsible for compensating and providing all applicable employment benefits to any SP Corporate personnel in connection with providing services under the Management Services Agreement, including Mr. Gibson and Mr. McGill.

Elements of the Compensation Program

Historically, until SP Corporate assumed responsibility for compensation our executive officers under the Management Services Agreement, our executive compensation program was designed to attract, retain and reward high caliber executives who were expected to formulate and execute our business plans in a manner that would provide our stockholders with a higher than average return on our common stock, while ensuring that our compensation levels were fair and appropriate to both our executives and stockholders. The historic elements of executive pay are presented in the table below and discussed in more detail in the following paragraphs:

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

Base Salary. During 2012, the Compensation Committee set the base salary of Mr. Heil, our then-current CEO, at $333,000 per year, and the base salaries of our other then-current named executive officers (“NEOs”) to $200,000, which remained unchanged for fiscal year 2013. The Compensation Committee determined NEO base salaries based in part on evaluations of the Company’s overall performance and on peer group pay levels for similar positions that had been conducted in prior years. The Compensation Committee also considered other factors including the executive officer’s role, past performance, experience and capabilities. The Compensation Committee did not assign relative weights to these factors and instead made a subjective determination based on all of the factors. Base salaries are reviewed on an annual basis as well as at the time of any promotions or other changes in responsibilities. We believe that the salaries paid achieved our objectives and were appropriate.

Incentive Compensation. During fiscal years 2012 and 2013, the Compensation Committee was responsible for administering and interpreting our incentive compensation program, including determining eligibility, approving performance goals and plans, and determining bonus awards.

For fiscal year 2012, the Compensation Committee adopted an incentive bonus plan based primarily on EBITDA and revenue targets but did not set specific individual goals for each participant. We used EBITDA as a performance target because we believed it accurately reflected our compensation philosophy of encouraging growth and creating increased stockholder value through the efficient use of corporate assets. Because it eliminated non-cash charges such as depreciation and amortization, we believed that EBITDA provideed a good measure not only of our sales growth but also our ability to control costs. In addition to EBITDA, we added a revenue target for 2012 because we believed it encouraged sales growth and accounted for our desire to invest in the long-term growth of our business, potentially at the expense of our near-term profitability, when growth opportunities presented themselves.

During 2012, the Compensation Committee also adopted a separate commission and management by objective (MBO) plan primarily for Mr. Dennison (who voluntarily resigned his position with the Company effective as of January 1, 2013) based on quarterly revenue targets. The Compensation Committee used revenue as the performance target for Mr. Dennison because Mr. Dennison’s primary responsibility was to generate sales. The Compensation Committee believed that linking Mr. Dennison’s incentive compensation to quarterly revenue goals would encourage sales growth, consistent with our desire to invest in the long-term growth of our business when growth opportunities present themselves, potentially at the expense of our near-term profitability. Mr. Dennison’s MBO’s were determined quarterly by the Chief Executive Officer and reviewed by the Chair of the Compensation Committee. These individual MBO’s were designed to reward the accomplishment of objectives that were specific to Mr. Dennison, such as the establishment of a sales relationship with a new customer. For 2012, Messrs. Johnson and Egorin also received compensation based on the achievement of certain MBO targets based upon EBITDA, revenue, gross margin and other sales and marketing objectives relevant to their roles in the sales and marketing process.

In determining whether to make incentive compensation payments to our NEOs under the incentive compensation program for fiscal year 2012, the Compensation Committee considered input from our NEOs and, among other things, the Company’s achievement of specific EBITDA and revenue targets, and the weighting of EBITDA and revenue targets for each officer as set forth in the formula below. The Compensation Committee had the discretion to take individual performance into account and to make adjustments, up or down, of the amount to be paid under the formula described below. We do not use historical performance as a predictor of future performance. Our future financial results, including EBITDA and revenue, are subject to many risk factors which contribute to our belief that our incentive performance goals should be challenging to obtain. Some of these challenges include our ability to generate new, and replace lost, customers, our ability to develop new products and technology, our ability to obtain adequate pricing for our products, and to improve our cost structure. For these reasons, we expected the 2012 performance targets to be difficult to achieve.

The Compensation Committee did not adopt incentive compensation programs for fiscal year 2013 and none of PEOs or NEOs serving during 2013 received any incentive compensation cash payments.

Equity Compensation. We believe that stock ownership by our executive officers aligns the interests of the executive officers with those of our stockholders. By using equity-based compensation, over a period of time, our executive officers were expected become larger holders of common stock. This approach was intended to strengthen their identification and interests with our stockholders and make increasing stockholder value an even more important focus for our management group. The Compensation Committee believed that the use of equity-based compensation combined with a focus on our operating performance would create a balance of these two long-term objectives.

Long-term equity grants were made under the Omnibus Plan adopted by the Company’s stockholders at its 2004 annual meeting, as amended by the Company’s stockholders at its 2012 annual meeting. The Compensation Committee was authorized to make the following types of grants under the Omnibus Plan, with terms to be established by the Compensation Committee:

•	Stock options;

•	Stock appreciation rights;

•	Restricted stock awards;

•	Performance awards; and

•	Other stock-based awards.

The total aggregate number of shares of our common stock that may be issued under the Omnibus Plan as of December 31, 2013 was 242,002 shares, as adjusted retrospectively to reflect the 1-for-12 reverse stock split effective as of January 28, 2013. This share limit will be further adjusted in the event of a stock dividend, spin-off, merger or other event affecting our capitalization. The Omnibus Plan will terminate by its terms in March 2024.

All full-time employees, including the NEOs, were historically eligible to receive RSUs and stock options under the terms of the Omnibus Plan. We believed that RSUs and stock options served to recognize the contribution of our employees and encourage long-term employee retention. We set the vesting of these equity awards based primarily on continued service with the Company. All RSUs granted to our employees since January 2007 were time-based awards, with vesting generally occurring either 25% per year over four years or, more recently, 33% per year over three years. All stock options granted to our employees during 2012 were time-based awards, with vesting generally occurring 33% per year over three years. Our outstanding RSUs and stock options were eligible for accelerated vesting, on a pro-rata basis, upon the death, disability, termination without cause, or retirement of the plan participants or in full upon a change in control of the Company. All our outstanding RSUs and stock options were vested in full in connection with the Tender Offer, as discussed under “Employment Agreements and Termination Payments” below. We do not time RSU or other equity grants in coordination with the release of material non-public information.

In addition, during 2011, the Compensation Committee approved a program that would result in issuances of unrestricted shares of the Company’s common stock (“Company Shares”) to the NEOs pursuant to the Omnibus Plan if the Compensation Committee determined in its discretion that the Company achieved its annual revenue and EBITDA performance objectives for the years ended December 31, 2011 and December 31, 2012 (the “Performance Share Program”). Under the Performance Share Program, Mr. Heil had the opportunity to earn 37,500 Company Shares and Mr. Dennison had the opportunity to earn up to an additional 15,000 Company Shares each year in the spring of 2012 and the spring of 2013 if the Compensation Committee determined that the Company achieved its respective 2011 and 2012 revenue and EBITDA performance objectives. The Compensation Committee determined that the Company did not achieve either its 2011 or its 2012 revenue and EBITDA performance objectives and, therefore, the NEOs did not receive any additional Company Shares for 2011 or 2012. The Performance Share Program was not continued for 2013.

The Compensation Committee did not make any RSU, stock option or other equity compensation awards to our PEOs or NEOs during fiscal year 2013.

Other Executive Benefits and Perquisites

Historically, our NEOs were eligible to participate in all of our employee benefit plans, such as medical, dental, group life, long-term disability insurance and our 401(k) plan.

Employment Agreements and Termination Payments

During fiscal year 2013, we had employment agreements with Messrs. Heil, Johnson, Dennison and Egorin. Our employment agreement with Mr. Dennison was terminated upon his departure from the Company effective January 1, 2013. Our employment agreement with Mr. Egorin was terminated upon his departure from the Company effective on January 15, 2013. In addition, the Compensation Committee adopted revised termination and change in control programs for Mr. Heil and certain of its then current executive officers on April 21, 2011, and for Mr. Johnson and certain of its then current executive officers on April 10, 2012.

Michael D. Heil. During fiscal year 2013, Mr. Heil’s annual base salary was $333,000. The terms of Mr. Heil’s employment agreement and the termination and change in control programs provided that if Mr. Heil were terminated without cause or as a result of his constructive termination, he would be entitled to receive (a) an amount equal to twelve months of his then applicable salary, (b) an amount equal to his targeted bonus for the applicable calendar year multiplied by a fraction, the numerator of which would be the actual days he was employed by the Company during such calendar year, and the denominator of which would be 365, and (c) a pro-rated number of his unvested restricted stock units (“RSUs”) would vest automatically, determined by multiplying the number of unvested RSUs by a fraction, the numerator of which would be the number of complete months of his continuous employment from the grant date of the RSUs and the denominator of which would be the number of complete months between the grant date of the RSUs and the original time based vesting date, and (d) continued health benefits for a period of six months. In the event Mr. Heil were terminated following a change in control of the Company, Mr. Heil would be entitled to receive (a) an amount equal to eighteen months of his then applicable salary, (b) a bonus in an amount equal to 70% multiplied by eighteen months of his then applicable salary, (c) full vesting of his unvested RSUs, and (d) continued health benefits for a period of eighteen months.

The Board determined that consummation of the Tender Offer and the transactions contemplated by the Tender Offer constituted a “Change in Control” under Mr. Heil’s employment agreement. In addition, Mr. Heil’s termination pursuant to the transactions contemplated by the Tender Offer constituted a “Termination Event” under his employment agreement and a change in control under the termination and change in control program adopted for Mr. Heil, resulting in required payments to Mr. Heil equal to eighteen months of his salary and a bonus in an amount equal to 70% multiplied by eighteen months of his salary, plus accrued paid time off, continued health benefits for a 18-month period thereafter, and certain other benefits, as set forth in the Termination and Change in Control Payments/Golden Parachute Compensation Table below.

Phillip Johnson. During fiscal year 2013, Mr. Johnson annual base salary was $200,000. Pursuant to the terms of Mr. Johnson’s employment agreement, if Mr. Johnson were terminated without cause or as a result of his constructive termination, he would be entitled to receive (a) an amount equal to six months of his then applicable salary, (b) a pro-rated number of his RSUs and options would vest automatically, determined in the same manner as set forth above for Mr. Heil, and (c) continued health benefits for a period of six months. In the event Mr. Johnson were terminated following a change in control of the Company, he would be entitled to receive (a) an amount equal to twelve months of his then applicable salary, (b) a bonus in an amount equal to 40% multiplied by twelve months of his then applicable salary, (c) full vesting of his unvested RSUs, and (d) continued health benefits for a period of twelve months. In addition, if a change in control of the Company were to occur before his stock options fully vested, Mr. Johnson would be entitled to receive either (a) full vesting of his options upon a change in control of the Company occurring after April 10, 2013, or (b) vesting of 50% of his unvested options if the change in control occurs prior to April 10, 2013 and Mr. Johnson were terminated within one year after the change in control event.

The Board determined that consummation of the Tender Offer and the transactions contemplated by the Tender Offer constituted a “Change in Control” under the termination and change in control program adopted for Mr. Johnson by the Compensation Committee, resulting in required severance payments to him equal to twelve months of his salary and a bonus in an amount equal to 40% multiplied by twelve months of his salary, plus accrued paid time off, continued health benefits for a 12-month period thereafter, and certain other benefits, as set forth in the Termination and Change in Control Payments/Golden Parachute Compensation Table below.

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

Policy on Recovery of Compensation. Our Chief Executive Officer and Chief Financial Officer are required to repay certain bonuses and equity-based compensation they receive if we are required to restate our financial statements as required by the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Act of 2010.

Summary Compensation Table

The following table sets forth information regarding the compensation of all persons serving as our principal executive officer (PEO) at any time during fiscal year 2013 and the two most highly compensated executive officers other than our PEO who served as executive officers during fiscal year 2013 (our named executive officers). As of December 31, 2013, our only named executive officers were Mr. Gibson and Mr. McGill who are compensated by SP Corporate pursuant to the Management Services Agreement.

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Stock Awards(2) ($)	Non-Equity Incentive Plan Compensation(3) ($)	All Other Compensation(4) ($)	Total ($)
Terry R. Gibson(5)	2013	—	—	—	—	124,000	124,000
President, Chief Executive Officer, Chief Financial Officer, Secretary and Member of the Board of Directors
Michael D. Heil	2013	224,135	—	—	—	885,305	1,109,440
President, Chief Executive Officer and Member of the Board of Directors	2012	346,806	—	—	—	11,433	358,239
J. Brian Dennison(6)	2013	5,385	—	—	—	—	5,385
Vice President, Americas Sales	2012	195,031	—	157,500	22,599	8,761	383,891
Phillip Johnson(7)	2013	119,353	—	—	—	279,658	399,011
Vice President, Product Development	2012	192,344	34,137	157,500	—	16,721	400,702
Seth Egorin(8)	2013	13,077	—	—	—	112,285	125,362
Vice President, Marketing and Strategic Planning	2012	188,308	12,800	157,500	15,736	5,624	379,968

(1)

In 2012, under the incentive bonus plan, the Compensation Committee decided to grant discretionary bonuses to Messrs. Johnson and Egorin as result of achieving certain MBO targets related to sales and marketing.

(2)

The amounts shown in this column for 2012 reflect stock options granted during that year. The awards are presented at their grant date fair value, computed in accordance with ASC Topic 718. A discussion of the assumptions used in calculating the grant date fair value is set forth in Note 13 to the Notes to our consolidated financial statements included in our Annual Report on Form 10-K.

(3)

The amount shown in this column represents the annual cash incentive award earned under the Company’s incentive cash bonus plan. As discussed under the caption “Executive Compensation — Elements of the Compensation Program,” our NEOs did not receive any annual cash incentive bonus payments under this program for 2013 or 2012. As discussed under the referenced heading, however, in 2012 Messrs. Dennison and Egorin received cash commission payments of $22,599 and $15,736, respectively, as a result of achieving certain commission and MBO targets unique to their roles in the sales and marketing functions.

(4)

The amounts set forth under “All Other Compensation” represent the aggregate dollar amount, for each NEO, of any applicable perquisites and other personal benefits, 401(k) and similar retirement plan contributions by the Company, insurance premiums, travel expenses, home internet reimbursement, severance pay, paid time off payout and termination and change in control payments , as follows:

Name	Year	Retirement Plan Contributions ($)	Insurance Premiums ($)	Other ($)	Severance Pay and Paid Time Off Payout ($)	Termination and Change in Control Payments ($)(9)
Terry R. Gibson(5)	2013	—	—	—	—	—
Michael D. Heil	2013	—	2,476	—	33,679	849,150
	2012	8,766	2,667	—	—	—
J. Brian Dennison(6)	2013	—	—	—	—	—
	2012	7,482	1,279	—	—	—
Phillip Johnson(7)	2013	11,691	2,398		24,211	241,358
	2012	16,721	—	—	—
Seth Egorin(8)	2013	—	2,108	—	110,177	—
	2012	4,434	1,190	—	—	—

(5)

This amount for Mr. Gibson includes, for reference purposes only, the aggregate dollar amount paid to SP Corporate Services, LLC in 2013 for its providing all our executive, financial and administrative support services and personnel requirements, including but not limited to those of Mr. Gibson and Mr. McGill.

(6)

Mr. Dennison voluntarily resigned from his position as Vice President, America Sales, effective as of January 1, 2013. He received no severance pay or accelerated vesting of unvested RSUs or stock options as of that date.

(7)	Amounts paid in Australian Dollars (AUD) were converted to U.S. Dollars (USD) in 2012 using a year-end conversion rate of 1.0371 and in 2013 using a year-end conversion rate of .88727.
(8)

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

(9)

The amounts set forth under “Termination and Change in Control Payments” represent the aggregate dollar amount, for each NEO, of any applicable termination or change in control payments received pursuant to applicable employment agreements and the termination and change in control programs in connection with the Tender Offer, as set forth in the Termination and Change in Control Payments/Golden Parachute Compensation Table below.

Termination and Change in Control Payments/Golden Parachute Compensation Table

The table below contains certain information concerning termination and change in control payments/golden parachute compensation received by our NEOs pursuant to applicable employment agreement and termination and change in control programs triggered by the Tender Offer.

	Cash ($)		Equity ($)(3)	Perquisites/ Benefits ($)(4)	Other ($)(5)	Total ($)
Michael D. Heil	849,150	(1)	14,831	2,476	33,679	900,136
Phillip Johnson (6)	241,358	(2)	14,835	2,398	24,210	282,801

(1)

Amount disclosed in this column was paid Mr. Heil upon a termination of employment without cause or as a result of his constructive termination in each case following a change in control, immediately following the completion of the Tender Offer. Amount reflects a lump sum payment equal to eighteen months of Mr. Heil’s annual base salary at August 22, 2013 and eighteen months of his annual bonus payment calculated at 70% of his annual base salary at August 22, 2013. See “Item 11.  Executive Compensation — Employment Agreements and Termination Payments” for additional information.

(2)

Amount disclosed in this column becomes due to Mr. Johnson upon a termination of employment without cause or as a result of his constructive termination in each case following a change in control, immediately following the completion of the Steel Excel Tender Offer. Amount reflects a lump sum payment equal to twelve months of the Mr. Johnson’s annual base salary at August 22, 2013 plus equal to twelve months of his targeted bonus for the applicable calendar year. See “Item 11.  Executive Compensation — Employment Agreements and Termination Payments” for additional information.

(3)

All unvested Company stock options and Company RSUs granted to employees, including the Company’s executive officers vested in full in connection with the Tender Offer and the transactions contemplated by the Tender Offer. For Mr. Heil, 4,166 RSUs vested in connection with the Tender Offer. For Mr. Johnson, 4,167 RSUs vested in connection with the Tender Offer. However, stock options held by Messrs. Heil and Johnson were "out of the money" as of August 22, 2013, and, as a result, no value is attributed to the accelerated vesting of their stock options.

(4)

Amounts disclosed in this column reflect $2,476 in continued health benefits for Mr. Heil and $2,398 in continued health benefits for Mr. Johnson, in each case paid in connection with a termination of employment after the completion of the Tender Offer.

(5)	Amounts disclosed in this column reflect payments due to the executive officer for accrued but unused vacation.
(6)	Amounts paid in Australian Dollars (AUD) were converted to U.S. Dollars (USD) using a year-end conversion rate of .88727.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning stock options held by each of the NEOs as of December 31, 2013, as adjusted to reflect a 1-for-12 reverse stock split of the Company’s common stock effective as of January 28, 2013.

Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity incentive plan awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Terry R. Gibson(1)	—	—	—	—	—
Michael D. Heil(2)	—	—	—	—	—
J. Brian Dennison(3)	—	—	—	—	—
Phillip Johnson(4)	—	—	—	—	—
Seth Egorin(5)	—	—	—	—	—

(1)	Mr. Gibson was not granted stock options during the year ended December 31, 2013 and does not hold any stock options.
(2)	Mr. Heil was not granted stock options during the year ended December 31, 2013 and does not hold any stock options.
(3)

Mr. Dennison voluntarily resigned from his position with the Company effective as of January 1, 2013, forfeiting all remaining unvested stock options at that time. Any vested stock options held by Mr. Denison were "out of the money" as of his date of termination, were not exercised and have expired.

(4)

During 2013, Mr. Johnson held 17,500 stock options, one third of which vested on April 10, 2013 and an additional one third were to vest on each of April 10, 2014 and April 10, 2015, contingent on his continued employment with the Company. All of Mr. Johnson’s stock options vested in full upon commencement of the Tender Offer on July 25, 2013. However, the stock options held by Mr. Johnson were "out of the money" as of August 22, 2013, his date of termination, were not exercised and have expired.

(5)

Mr. Egorin was terminated from his position with the Company effective January 15, 2013, forfeiting all remaining unvested stock options at that time. Any vested stock options held by Mr. Johnson were "out of the money" as of his date of termination, were not exercised and have expired.

The following table sets forth information concerning unvested RSUs for each of the NEOs as of December 31, 2013, as adjusted to reflect a 1-for-12 reverse stock split of the Company’s common stock effective as of January 28, 2013.

Stock Awards
Name	Number of Shares or Units That Have Not Vested (#)	Market Value of Shares of Units of Stock That Have Not Vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Terry R. Gibson(1)	—	—	—	—
Michael D. Heil(2)	—	—	—	—
J. Brian Dennison(3)	—	—	—	—
Phillip Johnson(4)	—	—	—	—
Seth Egorin(5)	—	—	—	—

(1)	Mr. Gibson was not granted RSUs during the year ended December 31, 2013 and does not hold any RSUs.
(2)

During 2013, 4,167 of Mr. Heil’s RSUs automatically vested on April 28, 2013 and 4,166 were scheduled to vest on April 28, 2014, and earlier, in full, upon a change of control, or on a pro rata basis upon Mr. Heil’s death, disability, termination without cause or retirement. All of Mr. Heil’s RSUs vested in full upon commencement of the Tender Offer on July 25, 2013.

(3)

During 2013, 1,805 of Mr. Dennison’s RSUs were scheduled to vest on April 2, 2013 and an additional 1,667 RSUs were scheduled to vest on each of April 28, 2013 and April 28, 2014, and earlier, in full, upon a change of control, or on a pro rata basis upon Mr. Dennison’s death, disability, termination without cause or retirement. Mr. Dennison voluntarily resigned from his position with the Company effective as of January 1, 2013, however, forfeiting all remaining unvested RSUs at that time.

(4)

During 2013, 4,167 of Mr. Johnson’s RSUs were scheduled to vest on October 7, 2013, and earlier, in full, upon a change of control, or on a pro rata basis upon Mr. Johnson’s termination without cause or retirement. All of Mr. Johnson’s RSUs vested in full upon commencement of the Tender Offer on July 25, 2013.

(5)

During 2013, Mr. Egorin’s RSUs were scheduled to vest on October 7, 2013, and earlier, in full, upon a change of control, or on a pro rata basis upon Mr. Johnson’s termination without cause or retirement. Mr. Egorin was terminated from his position with the Company effective January 15, 2013 and received accelerated vesting of 1,153 RSUs in connection therewith, of which 457 were withheld for tax purposes.

Option Exercises and Stock Vested

There were no option exercises during 2013. The following table reflects the aggregate value realized by the NEOs for RSUs that vested in 2013 as of December 31, 2013, as adjusted to reflect a 1-for-12 reverse stock split of the Company’s common stock effective as of January 28, 2013.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(1) ($)
Terry R. Gibson	—	—
Michael D. Heil	8,333	29,665
J. Brian Dennison	—	—
Phillip Johnson	4,167	14,835
Seth Egorin	1,153	4,105

(1)	Represents the fair market value on the date the RSUs vested based on the closing trading price of the Company’s shares on the OTCQB Marketplace on December 31, 2013.

All RSUs outstanding as of July 11, 2013 automatically vested upon commencement of the Tender Offer on July 25, 2013. At December 31, 2013, the Company had no outstanding and unvested RSUs.

Director Compensation

Director Compensation Program

Historically, the Compensation Committee was responsible for reviewing and approving the compensation of our non-employee directors. With the dissolution of the Compensation Committee effective April 7, 2014, the full Board current fulfills the role of a compensation committee. All of our non-employee directors are paid under the same compensation program. Employees of the Company who also serve as directors do not receive any additional compensation for services as a director.

We use a combination of cash and equity-based compensation to attract and retain our non-employee directors. Compensation for our non-employee directors typically consists of one or more of the following: a monthly or annual cash retainer, meeting fees, and annual grants of restricted stock units (“RSUs”). Stock options are not currently a part of our non-employee director compensation program, and we do not provide retirement benefits to our non-employee directors. We grant equity awards to directors under our Amended Omnibus Long-Term Incentive Plan (the “Omnibus Plan”). Under this plan, we are able to grant stock options, stock appreciation rights, restricted stock awards and other stock awards as a means to attract and retain qualified individuals to serve on our Board and to align their interests with those of our stockholders. During fiscal year 2013, the plan was administered and interpreted by our Compensation Committee. The Compensation Committee had the authority to determine the members of our Board to whom grants will be made, the time when grants will be made, and the type, size, and terms of each grant. The Compensation Committee also had the authority to deal with any other matters arising under the Omnibus Plan. However, the Compensation Committee did not have authority to re-price stock options or stock appreciation rights awarded under the plan without stockholder approval.

Historically, including during fiscal year 2013 until August 23, 2013, the compensation program for our non-employee directors currently consisted of the following:

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

Beginning with the quarter ending March 31, 2012, our non-employee directors had the right to elect, in advance, to receive cash compensation in the form of shares of the Company’s common stock in an amount equal to (a) the total cash payment earned during each quarter, divided by (b) the average closing price of the Company’s common stock on the Nasdaq Global Market during the last five trading days of such quarter. All shares granted to our non-employee directors in lieu of cash were to be issued under the Omnibus Plan. For 2013, all directors received cash compensation.

Effective as of August 26, 2013, the compensation program for our non-employee directors currently consists of the following in exchange for services to be provided through the Company’s next Annual Meeting of Stockholders:

•	an annual cash retainer of $25,000; and

•

an annual grant of RSUs in the amount of $25,000 valued as of the closing price of the Company's common stock on date of grant, all such shares to vest upon the one- year anniversary of the date of grant, and such grant to be governed by the terms of the Company’s Omnibus Plan.

Directors are also reimbursed for expenses in connection with their attendance at board and committee meetings.

Director Compensation Table

The following table sets forth information regarding the compensation of our non-employee directors for 2013. Mr. Heil, who was our President and Chief Executive Officer until August 23, 2013, did not receive any additional compensation for his service as a director.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Peter L. Ax	58,255	—	58,255
Michael J. Larson	77,010	—	77,010
Frederic Welts	30,255	—	30,255
Jack L. Howard	25,000	—	25,000
Terry R. Gibson	25,000	—	25,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table gives aggregate information regarding grants under all of our equity compensation plans through December 31, 2013, as adjusted to reflect a 1-for-12 reverse stock split of the Company’s common stock effective as of January 28, 2013.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities remaining available for future Issuance under Equity Compensation Plans (excluding Securities reflected in Column (a)) (c)(1)
Equity compensation plans approved by stockholders	16,667	$9.00	242,002
Equity compensation plans not approved by stockholders	—	$—	—
Total:	16,667	$9.00	242,002

(1)	Includes 242,002 shares available under the Omnibus Plan.

Beneficial Ownership Table

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2014, as adjusted to reflect a 1-for-12 reverse stock split of our common stock effective as of January 28, 2013, by:

•	each person or entity known by us to beneficially own 5% or more of the outstanding shares of our common stock;

•	each of our Directors and named executive officers; and

•	all of our Directors and named executive officers as a group.

Unless otherwise noted, the persons named below have sole voting and investment power with respect to the shares shown as beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percentage(3)
Directors and Executive Officers:
Peter L. Ax	6,137	*
Michael J. Larson	6,114	*
Jack L. Howard (4)	-	*
Terry R. Gibson (4)	-	*
Leonard J. McGill (6)	-	*
Executive officers and directors as a group (5 persons)	12,251	*
5% or more Stockholders:
Steel Excel, Inc. (4)	1,316,866	44.7%
Adage Capital Partners, L.P.(5)	220,641	7.5%

*	Represents beneficial ownership of less than 1%.
(1)	The address of all directors and officers is c/o iGo, Inc., 17800 N. Perimeter Dr., Suite 200, Scottsdale, Arizona 85255.
(2)

“Beneficially” owned shares, as defined by the Securities and Exchange Commission, are those shares as to which a person has voting or investment power, or both. “Beneficial” ownership does not necessarily mean that the named person is entitled to receive the dividends on, or the proceeds from the sale of, the shares.

(3)

Percentage of beneficial ownership is based upon 2,944,707 shares of common stock outstanding as of March 31, 2014. For each named person, this percentage includes common stock that such person has the right to acquire either currently or within 60 days after March 31, 2014, including upon the exercise of an option or warrant or the vesting of a restricted stock unit.

(4)

Based solely on a Schedule 13D/A filed with the Securities and Exchange Commission on August 27, 2013 by Steel Excel Inc., a Delaware corporation (“Steel Excel”), Steel Partners Holdings L.P., a Delaware limited partnership (“Steel Holdings”), SPH Group LLC, a Delaware limited liability company (“SPHG”), SPH Group Holdings LLC, a Delaware limited liability company (“SPHG Holdings”), Steel Partners Holdings GP Inc., a Delaware corporation (“Steel Holdings GP”), Jack L. Howard (“Mr. Howard”) and Terry R. Gibson (“Mr. Gibson”). This Schedule 13D/A indicates that these shares are held directly by Steel Excel. The address for Steel Excel, Inc. is 590 Madison Avenue, 32nd Floor, New York, New York 10022. According to the Schedule 13D/A, SPHG Holdings beneficially owns approximately 51% of the outstanding shares of common stock of Steel Excel.  Steel Holdings owns 99% of the membership interests of SPHG. SPHG is the sole member of SPHG Holdings. Steel Holdings GP is the general partner of Steel Holdings, the managing member of SPHG and the manager of SPHG Holdings. Accordingly, each of SPHG Holdings, SPHG, Steel Holdings and Steel Holdings GP may be deemed to beneficially own the shares owned directly by Steel Excel.  Each of SPHG Holdings, SPHG, Steel Holdings and Steel Holdings GP disclaims beneficial ownership of the Shares owned directly by Steel Excel except to the extent of their pecuniary interest therein. Mr. Howard, an officer and director of Steel Holdings GP and the principal executive officer of Steel Excel, is a director of the Company. Mr. Gibson, an employee of a subsidiary of Steel Holdings, is President, Chief Executive Officer, Chief Financial Officer, Secretary and a director of the Company.

(5)

Based solely on a Schedule 13G/A filed with the Securities and Exchange Commission on February 5, 2014 by Adage Capital Partners, L.P., a Delaware limited partnership (“ACP”), Adage Capital Partners GP, L.L.C., a Delaware limited liability company (“ACP GP”), Adage Capital Advisors, L.L.C., a Delaware limited liability company (“ACA”), Robert Atchinson (“Mr. Atchinson”) and Phillip Gross (“Mr. Gross”). The Schedule 13G/A indicates that these shares are held directly by ACP. The address for ACP is 200 Clarendon Street, 52nd Floor, Boston, MA 02116. According to the Schedule 13G/A, ACP GP is the general partner of ACP, ACA is the managing member of ACP GP, and Messrs. Atchinson and Gross are managing members of ACA. Accordingly, each of ACP, ACP GP, ACA and Messrs. Atchinson and Gross may be deemed to beneficially own the shares owned directly by ACA.

(6)

As a representative of Steel Excel and Steel Holdings, Mr. McGill may be deemed a member of the reporting group described in footnote 4 of this table. See Certain Relationships and Related Party Transactions below.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Policy and Procedures

Pursuant to our Audit Committee Charter, the Audit Committee, or a comparable body of our Board, must review and approve all related-party transactions. Our Audit Committee typically analyzes the following factors, in addition to any other factors the members of the Audit Committee deem appropriate, in determining whether to approve a related - party transaction:

•	whether the terms are fair to the Company;

•	whether the transaction is material to the Company;

•	the role the related party has played in arranging the related-party transaction;

•	the structure of the related-party transaction; and

•	the interest of all related persons in the related-party transaction.

In addition, our bylaws state that any contract or transaction with the Company in which one or more of our officers or directors have a financial interest will not be void or voidable if:

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

•	the contract or transaction is fair as to the Company as of the time it is authorized, approved or ratified by the Board, a committee of the Board, or the stockholders.

Board and Committee Independence

During fiscal year 2013 until August 23, 2013, our Board of Directors was composed of Michael D. Heil, Peter L. Ax, Fredric Welts and Michael J. Larson, each of which was determined to be “independent” director in accordance with Rule 5605(a)(2) of the NASDAQ Listing Rules. As of August 23, 2013 upon the completion of Steel Excel, Inc.’s tender offer for certain shares of our outstanding common stock and the corresponding resignations of Mr. Welts and Mr. Heil, Terry R. Gibson and Jack L. Howard were appointed to our Board of Directors.

As our common stock is no longer “listed” on any national exchange within the meaning of Rule 10A-3 promulgated under the Exchange Act, we are not currently subject to corporate governance standards of listed companies. However, we choose to define an “independent” director in accordance with Rule 5605(a)(2) of the NASDAQ Listing Rules, which include a series of objective tests, such as that a director may not be our employee or officer, and that the director has not engaged in various types of business dealings with us. Of our current directors, Messrs. Ax and Larson qualify as “independent” in accordance with the Rule 5605(a)(2) of the NASDAQ Listing Rules. Due the relationships of Mr. Howard and Mr. Gibson with SP Corporate Services LLC, Steel Partners Holdings, L.P., Steel Excel, Inc. and/or their respective affiliates, our Board of Directors does not deem any of them to be “independent” directors in accordance with the NASDAQ Listing Rules. (See “Item 13. Certain Relationships and Related Transactions, and Director Independence - Certain Relationships and Related Party Transactions” below).

Certain Relationships and Related Party Transactions

Effective August 23, 2013, Steel Excel, Inc. completed its tender offer for up to 1,316,866 of the outstanding shares of the Company’s common stock, representing a 44.7% ownership position in the Company (the “Tender Offer”). In connection with the Tender Offer, Mr. Welts and Mr. Heil resigned from Board and Terry R. Gibson and Jack L. Howard were appointed to our Board of Directors. In addition, Terry R. Gibson was appointed as our Chief Executive Officer, President, Chief Financial Officer and Secretary and Leonard J. McGill was appointed as our Vice President, General Counsel and Assistant Secretary.

Effective October 10, 2013, the Company entered into a Management Services Agreement (the “Management Services Agreement”) with SP Corporate Services LLC (“SP Corporate”). Pursuant to the Management Services Agreement, SP Corporate provides the Company with a full range of executive, financial, and administrative support services and personnel, including the services of Terry R. Gibson, as the Company’s President, Chief Executive Officer, Chief Financial Officer and Secretary, the services of Leonard J. McGill, as the Company’s Vice President, General Counsel and Assistant Secretary, and certain other employees and corporate services. In consideration of the services provided by SP Corporate, the Company pays SP Corporate a fixed annual fee of $372,000. The fees payable under the Management Services Agreement are subject to an annual review and such adjustments as may be agreed upon by SP Corporate and the Company. Additionally, the Company is to reimburse SP Corporate and the personnel provided by SP Corporate for all reasonable and necessary business expenses incurred on behalf of the Company in connection with the performance of services pursuant the Management Services Agreement, subject to the terms and conditions thereof. The Management Services Agreement has a term of one year, which will automatically renew for successive one-year periods unless and until terminated by either party.

The Management Services Agreement was approved by the independent directors having no affiliation with SP Corporate or its affiliates.

SP Corporate is an indirect wholly owned subsidiary of Steel Partners Holdings L.P. (“Steel Holdings”). Steel Holdings is deemed to have shared power to vote and dispose of the securities held by the Company’s largest stockholder, Steel Excel, Inc., which is the direct owner of 1,316,866 shares of the Company’s common stock, representing approximately 44.7% of the Company’s outstanding shares. Mr. Howard, the Chairman of the Board, Mr. Gibson, a director of the Company and the Company’s President, Chief Executive Officer, Chief Financial Officer and Secretary, and Mr. McGill, the Company’s Vice President, General Counsel and Assistant Secretary, are employed by SP Corporate, Steel Holdings, Steel Excel, Inc. and/or their respective affiliates, and, accordingly, may be deemed to be interested in the transactions contemplated by the Management Services Agreement.

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accounting Firm Fees

The following table sets forth the aggregate fees billed to the Company for fiscal 2013 and fiscal 2012 by Moss Adams LLP and KPMG LLP, respectively:

	2013	2012
Audit Fees	$147,125	$177,343
Audit-Related Fees	$—	23,500
Tax Fees	$6,066	5,781
All Other Fees	$—	—
Total	$153,191	$206,624

Audit Fees. Audit Fees for 2013 and 2012 consist of fees relating to the audit of our year-end consolidated financial statements and reviews of our quarterly financial statements. For 2013, we paid $147,125 to Moss Adams LLP for audit fees for fiscal year 2013. For 2012, we paid $116,750 to Moss Adams LLP for audit fees for the period commencing on October 12, 2012. We paid $60,593 to KPMG LLP for the first and second quarterly reviews in 2012.

Audit-Related Fees. The Company did not incur any Audit-Related Fees for 2013. Audit-Related Fees for 2012 relate to $23,500 of fees paid to KPMG LLP for transition type services (e.g. consent, review of workpapers and review of preferability letter, etc.).

Tax Fees. Tax Fees for 2012 consisted of $5,781 for sales and use tax return preparation by KMPG LLP for 2012.

The Audit Committee regularly determines whether specific projects or expenditures could potentially affect the independence of its independent registered public accountants. The Audit Committee has considered whether the provision of certain non-audit services is compatible with maintaining the independence of Moss Adams LLP and KPMG LLP and has concluded that it is compatible.

Change in Independent Registered Public Accounting Firm

During 2012, the Audit Committee completed a process to review the appointment of the Company’s independent registered public accounting firm for the year ended December 31, 2012. As a result of this process, on August 30, 2012, the Audit Committee dismissed KPMG LLP from that role. On October 12, 2012, the Audit Committee engaged Moss Adams LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2012.

KPMG LLP’s reports on our consolidated financial statements as of and for the fiscal years ended December 31, 2011 and 2010 and the subsequent interim period through October 12, 2012, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. The reports contain a separate paragraph stating that as of January 1, 2010, the Company adopted the provisions of ASU 2009-17, which changed the accounting and reporting for variable interest entities.

During the fiscal years ended December 31, 2011 and December 31, 2010, and the subsequent interim period through October 12, 2012, there were (i) no “disagreements” between us and KPMG LLP, as defined in Item 304(a)(1(iv) of Regulation S-K, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to KPMG LLP’s satisfaction, would have caused KPMG to make reference to the subject matter of the disagreement in connection with its reports on the financial statements for such years and (ii), and (ii) no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K. We provided KMPG LLP with a copy of the foregoing disclosures and requested that KPMG LLP furnish a letter addressed to the SEC stating whether it agreed with the above statements made by us. A copy of KPMG LLP’s letter, dated September 6, 2012, is filed as Exhibit 16.1 to the Current Report on Form 8-K filed with the SEC on September 9, 2012.

During the fiscal years ended December 31, 2011 and December 31, 2010, and the subsequent interim periods through the appointment of Moss Adams LLP on October 12, 2012, neither we nor anyone acting on our behalf consulted with Moss Adams LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, and neither a written report nor oral advice was provided to us by Moss Adams LLP that was an important factor considered by us in reaching a decision as to any accounting, auditing, or financial reporting issue, or (ii) any matter that was either the subject of a “disagreement” as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a “reportable event” as defined in Item 304(a)(1)(v) of Regulation S-K, respectively.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 22, 2014.

IGO, INC.

By:	/s/ Terry R. Gibson
Terry R. Gibson
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on April 22, 2014.

SIGNATURES	TITLE

/s/ Terry R. Gibson	President, Chief Executive Officer, Chief Financial Officer,
Terry R. Gibson	and Member of the Board

/s/ Jack L Howard*	Director and Chairman of the Board
Jack L. Howard

/s/ Michael J. Larson*	Director
Michael J. Larson

/s/ Peter L. Ax*	Director
Peter L. Ax

*By:     /s/ Terry R. Gibson

             Terry R. Gibson, Attorney-in-Fact

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

4.7	Amendment to Amended and Restated Rights Agreement, dated as of July 11, 2013 between the Company and Computershare Trust Company, N.A. (32)

Exhibit Number	Description of Document
10.1	Amended and Restated 1996 Long Term Incentive Plan, as amended on January 13, 2000 (2)+
10.2	Employee Stock Purchase Plan (11)+
10.3	2004 Omnibus Plan (12)+
10.4	Form of Indemnity Agreement executed between the Company and certain officers and directors (13)
10.5	Standard Multi-Tenant Office Lease by and between the Company and I.S. Capital, LLC, dated July 17, 2002 (14)
10.6	Amendment to Lease Agreement by and between the Company and I.S. Capital, LLC, dated February 1, 2003 (14)
10.7	Second Amendment to Lease Agreement by and between the Company and I.S. Capital, LLC, dated January 15, 2004 (14)
10.8	Third Amendment to Lease Agreement by and between the Company and Mountain Valley Community Church, effective as of October 6, 2004 (15)
10.9	Fifth Amendment to Lease Agreement between the Company and Mountain Valley Church, effective August 25, 2008 (16)
10.10	Form of Amended and Restated 2005 Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement (17)+
10.11	Amended and Restated Form of Non-Employee Director Long-Term Incentive Plan Restricted Stock Unit Award Agreement (Annual Committee Grants) (17)+
10.12	Amended and Restated Form of Non-Employee Director Long-Term Incentive Plan Restricted Stock Unit Award Agreement (Election / Re-Election Committee Grants) (17)+
10.13	Form of 2007 Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement (18)+
10.14	Form Change In Control Agreement executed between the Company and certain officers (19)+
10.15.1	Employment Agreement, dated May 1, 2007, by and between the Company and Michael D. Heil (20)+
10.15.2	Amendment #1 to Employment Agreement, dated effective as of April 10, 2012, by and between the Company and Michael D. Heil (26)+
10.15.3	Amendment #2 to Employment Agreement, dated effective as of April 19, 2012, by and between the Company and Michael D. Heil (27)+
10.16	Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement, dated June 11, 2007 (21)+
10.17	Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement, dated June 11, 2007 (21)+
10.18	Amendment No. 1 to Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement, dated March 19, 2008 (22)+
10.19	Form of Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement (22)+
10.20	First Amendment to the iGo, Inc. Omnibus Long Term Incentive Plan (23)+
10.21	Second Amendment to the iGo, Inc. Omnibus Long Term Incentive Plan (24)+
10.22	2011 Executive Bonus Plan (24)+
10.23	Form of Omnibus Long-Term Incentive Plan Restricted Stock Unit Award Agreement (25)+
10.24.1	Amended and Restated Employment Agreement, dated effective as of April 10, 2012, by and between the Company and Seth Egorin (26)+

Exhibit Number	Description of Document
10.24.2	Separation Agreement and General Release, dated effective as of January 15, 2013, by and between the Company and Seth Egorin (28)+
10.25	Amended and Restated Employment Agreement, dated effective as of April 10, 2012, by and between the Company and Phillip Johnson (26)+
10.26	Form of Grant Notice and Stock Option Agreement for U.S. Participants (26)+
10.27	2012 Executive Bonus Plan (26)+
10.28

Inventory Purchase and License Agreement, dated effective as of December 23, 2013, by and between the Company and Incipio Technologies, Inc. (Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 406 and Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended. Confidential treatment has been granted with respect to this omitted information.) (34)

10.29	Management Services Agreement, dated effective October 1, 2013, by and between the Company and SP Corporate Services, LLC (33)
16.1	Letter of KPMG LLP dated September 6, 2012 to the United States Securities and Exchange Commission (29)
21.1

Subsidiaries

●   iGo Direct Corporation (Delaware)

●   iGo EMEA Limited (United Kingdom)

●   Mobility California, Inc. (Delaware)

●   Mobility Idaho, Inc. (Delaware)

●   Mobility Texas, Inc. (Texas)

●   Aerial7 Industries, Inc. (Delaware)

●   Adapt Mobile Limited (United Kingdom)

23.1	Consent of Moss Adams LLP (34)
24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K) (34)
31.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101**	XBRL Instance Document
101**	XBRL Taxonomy Extension Schema Document
101**	XBRL Taxonomy Calculation Linkbase Document
101**	XBRL Taxonomy Presentation Linkbase Document

*	Filed / Furnished herewith
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

+	Management or compensatory plan or agreement.

(1)	Previously filed as an exhibit to Current Report on Form 8-K filed on October 8, 2010.
(2)	Previously filed as an exhibit to Registration Statement No. 333-30264 dated February 11, 2000.
(3)	Previously filed as an exhibit to Amendment No. 2 to Registration Statement No. 333-30264 on Form S-1 dated May 4, 2000.
(4)	Previously filed as an exhibit to Current Report on Form 8-K filed on June 19, 2003.
(5)	Previously filed as an exhibit to Current Report on Form 8-K filed on May 21, 2008.
(6)	Previously filed as an exhibit to Annual Report on Form 10-K for the year end December 31, 2008.
(7)	Previously filed as an exhibit to Amendment No. 3 to Registration Statement No. 333-30264 on Form S-1 dated May 18, 2000.
(8)	Previously filed as an exhibit to Current Report on Form 8-K filed on August 4, 2006.
(9)	Previously filed as an exhibit to Current Report on Form 8-K filed on October 12, 2006.
(10)	Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2003.
(11)	Previously filed as an exhibit to Registration Statement No. 333-69336 on Form S-8 filed on September 13, 2001.
(12)	Previously filed in definitive proxy statement on Schedule 14A filed on April 15, 2004.
(13)	Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2001.
(14)	Previously filed as an exhibit to Form 10-K for the period ended December 31, 2003.
(15)	Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2004.
(16)	Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2008.
(17)	Previously filed as an exhibit to Form 10-K for the period ended December 31, 2005.
(18)	Previously filed as an exhibit to Current Report on Form 8-K filed on January 5, 2007.
(19)	Previously filed as an exhibit to Form 10-K for the period ended December 31, 2006.
(20)	Previously filed as an exhibit to Current Report on Form 8-K filed on May 3, 2007.
(21)	Previously filed as an exhibit to Current Report on Form 8-K filed on June 13, 2007.
(22)	Previously filed as an exhibit to Current Report on Form 8-K filed on March 21, 2008.
(23)	Previously filed as an exhibit to Current Report on Form 8-K filed on May 20, 2010.
(24)	Previously filed as an exhibit to Current Report on Form 8-K filed on April 26, 2011.
(25)	Previously filed as an exhibit to Current Report on Form 8-K filed on May 3, 2011.
(26)	Previously filed as an exhibit to Current Report on Form 8-K filed on April 13, 2012.
(27)	Previously filed as an exhibit to Current Report on Form 8-K filed on April 23, 2012.
(28)	Previously filed as an exhibit to Current Report on Form 8-K filed on January 16, 2013.
(29)	Previously filed as an exhibit to Current Report on Form 8-K filed on September 6, 2012.
(30)	Previously filed as an exhibit to the Annual Report on Form 10-K filed on April 1, 2013.
(31)	Previously filed as an exhibit to Current Report on Form 8-K filed on June 21, 2013.
(32)	Previously filed as an exhibit to Current Report on Form 8-K filed on July 11, 2013.
(33)	Previously filed as an exhibit to Current Report on Form 8-K filed on October 15, 2013.
(34)	Previously filed as an exhibit to Form 10-K for the period ended December 31, 2013.

All other schedules and exhibits are omitted because they are not applicable or because the required information is contained in the Financial Statements or Notes thereto.